Form 10-Q
period 2006-03-31
Federal Home Loan Bank of Dallas
filed 2006-05-26
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation	71-6013989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving, TX	75063-2547
(Address of principal executive offices)	(Zip code)
(214) 441-8500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At April 30, 2006, the registrant had outstanding 24,260,794 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$155,820	$61,558
Interest-bearing deposits (Note 13)	464,918	384,715
Federal funds sold	4,325,000	7,896,000
Trading securities (Note 4)	38,912	45,744
Available-for-sale securities (a) (Notes 5 and 15)	923,084	1,014,884
Held-to-maturity securities (b) (Notes 6 and 14)	7,823,306	8,204,642
Advances (Note 7)	42,381,317	46,456,958
Mortgage loans held for portfolio, net of allowance for credit losses of $290 and $294 at March 31, 2006 and December 31, 2005, respectively	517,374	542,478
Accrued interest receivable	182,126	190,914
Premises and equipment, net	25,052	25,391
Other assets	26,604	28,726

TOTAL ASSETS	$56,863,513	$64,852,010

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$4,308,321	$3,817,460
Non-interest bearing	481	674

Total deposits	4,308,802	3,818,134

Consolidated obligations, net (Note 9)
Discount notes	3,696,027	11,219,806
Bonds	45,228,693	46,121,709

Total consolidated obligations, net	48,924,720	57,341,515

Mandatorily redeemable capital stock	228,891	319,335
Accrued interest payable	351,056	396,913
Affordable Housing Program (Note 8)	41,417	39,084
Payable to REFCORP	7,363	7,631
Derivative liabilities (Note 12)	488,323	405,786
Other liabilities	59,452	49,173

Total liabilities	54,410,024	62,377,571

Commitments and contingencies (Note 13)

CAPITAL (Note 10)
Capital stock – Class B putable ($100 par value) issued and outstanding shares:
22,754,181 and 22,986,217 shares at March 31, 2006 and December 31, 2005, respectively	2,275,418	2,298,622
Retained earnings	181,254	178,494
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains relating to hedged interest rate risk included in net income	(3,183)	(2,677)

Total capital	2,453,489	2,474,439

TOTAL LIABILITIES AND CAPITAL	$56,863,513	$64,852,010

(a)	Amortized cost: $926,267 and $1,017,561 at March 31, 2006 and December 31, 2005, respectively.

(b)	Fair values: $7,867,209 and $8,258,443 at March 31, 2006 and December 31, 2005, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
	(restated)
INTEREST INCOME
Advances	$496,189	$326,903
Prepayment fees on advances, net	754	356
Interest-bearing deposits	4,308	3,960
Federal funds sold	53,739	18,580
Trading securities	843	1,983
Available-for-sale securities	10,671	47,614
Held-to-maturity securities	102,078	62,124
Mortgage loans held for portfolio	7,421	9,622
Other	151	147

Total interest income	676,154	471,289

INTEREST EXPENSE
Consolidated obligations
Bonds	510,687	385,280
Discount notes	72,367	17,647
Deposits	38,134	11,272
Mandatorily redeemable capital stock	3,020	2,372
Other borrowings	28	22

Total interest expense	624,236	416,593

NET INTEREST INCOME	51,918	54,696
Provision (release of allowance) for credit losses on mortgage loans	—	(15)

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	51,918	54,711

OTHER INCOME (LOSS)
Service fees	808	661
Net loss on trading securities	(657)	(2,096)
Net losses on derivatives and hedging activities	(3,024)	(9,273)
Gains on early extinguishment of debt	856	238
Other, net	831	681

Total other income (loss)	(1,186)	(9,789)

OTHER EXPENSE
Salaries and benefits	6,164	5,341
Other operating expenses	5,813	4,190
Finance Board	599	609
Office of Finance	309	348

Total other expense	12,885	10,488

INCOME BEFORE ASSESSMENTS	37,847	34,434

Affordable Housing Program	3,397	3,053
REFCORP	6,890	6,276

Total assessments	10,287	9,329

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	27,560	25,105

Cumulative effect of change in accounting principle	—	908

NET INCOME	$27,560	$26,013

The accompanying notes are an integral part of these financial statements. The restatement is described in Note 2.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2006	22,986	$2,298,622	$178,494	$(2,677)	$2,474,439

Proceeds from sale of capital stock	753	75,367	—	—	75,367
Repurchase/redemption of capital stock	(1,195)	(119,501)	—	—	(119,501)
Shares reclassified to mandatorily redeemable capital stock	(38)	(3,828)	—	—	(3,828)

Comprehensive income
Net income	—	—	27,560	—	27,560
Other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	—	—	—	(506)	(506)

Total comprehensive income	—	—	—	—	27,054

Dividends on capital stock (at 4.45 percent annualized rate)
Cash	—	—	(41)	—	(41)
Mandatorily redeemable capital stock			(1)		(1)
Stock	248	24,758	(24,758)	—	—

BALANCE, MARCH 31, 2006	22,754	$2,275,418	$181,254	$(3,183)	$2,453,489

BALANCE, JANUARY 1, 2005
As previously reported	24,928	$2,492,789	$143,897	$(2,722)	$2,633,964
Restatement (Note 2)	—	—	(117,977)	172,123	54,146

BALANCE, JANUARY 1, 2005 (restated)	24,928	2,492,789	25,920	169,401	2,688,110

Proceeds from sale of capital stock	1,122	112,242	—	—	112,242
Repurchase/redemption of capital stock	(621)	(62,102)	—	—	(62,102)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,361)	—	—	(2,361)

Comprehensive income (restated)
Net income (restated)	—	—	26,013	—	26,013
Other comprehensive income (loss)
Net unrealized losses on available-for-sale securities (restated)	—	—	—	(2,692)	(2,692)

Total comprehensive income (restated)	—	—	—	—	23,321

Dividends on capital stock (at 2.95 percent annualized rate)
Cash	—	—	(43)	—	(43)
Mandatorily redeemable capital stock			(32)		(32)
Stock	181	18,125	(18,125)	—	—

BALANCE, MARCH 31, 2005 (restated)	25,587	$2,558,693	$33,733	$166,709	$2,759,135

The accompanying notes are an integral part of these financial statements. The restatement is described in Note 2.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
		(restated)
OPERATING ACTIVITIES
Net income	$27,560	$26,013
Cumulative effect of change in accounting principle	—	(908)

Income before cumulative effect of change in accounting principle	27,560	25,105
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments and mortgage loans	(11,336)	(13,368)
Concessions on consolidated obligation bonds	2,532	2,958
Premises, equipment and computer software costs	1,078	1,186
Provision (release of allowance) for credit losses on mortgage loans	—	(15)
Non-cash interest on mandatorily redeemable capital stock	3,023	2,349
Gains on early extinguishment of debt	(856)	(238)
Decrease in trading securities	6,832	8,910
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	17,985	(38,221)
Net realized gain on disposition of premises and equipment	(13)	—
Decrease in accrued interest receivable	8,788	386
Decrease (increase) in other assets	227	(959)
Increase (decrease) in Affordable Housing Program (AHP) liability	2,333	(170)
Increase (decrease) in accrued interest payable	(45,857)	30,703
Decrease in payable to REFCORP	(267)	—
Decrease in excess REFCORP contributions	—	1,549
Decrease in other liabilities	(1,656)	(1,746)

Total adjustments	(17,187)	(6,676)

Net cash provided by operating activities	10,373	18,429

INVESTING ACTIVITIES
Net increase in interest-bearing deposits	(80,203)	(76,815)
Net decrease (increase) in federal funds sold	3,571,000	(1,904,000)
Proceeds from maturities of long-term held-to-maturity securities	381,334	375,183
Purchases of long-term held-to-maturity securities	—	(365,913)
Proceeds from maturities of available-for-sale securities	75,755	83,395
Principal collected on advances	118,629,460	124,155,528
Advances made	(114,593,583)	(123,298,907)
Principal collected on mortgage loans held for portfolio	24,694	43,130
Purchases of premises, equipment and computer software	(708)	(1,334)

Net cash provided by (used in) investing activities	8,007,749	(989,733)

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	502,602	(132,027)
Net proceeds from issuance of consolidated obligations
Discount notes	185,481,264	3,995,355
Bonds	1,123,142	11,235,403
Debt issuance costs	(480)	(4,250)
Payments for maturing and retiring consolidated obligations
Discount notes	(192,994,339)	(9,467,095)
Bonds	(1,894,578)	(4,553,008)
Proceeds from issuance of capital stock	75,367	112,242
Payments for redemption of mandatorily redeemable capital stock	(97,296)	(2,308)
Payments for repurchase/redemption of capital stock	(119,501)	(62,102)
Cash dividends paid	(41)	(43)

Net cash provided by (used in) financing activities	(7,923,860)	1,122,167

Net increase in cash and cash equivalents	94,262	150,863
Cash and cash equivalents at beginning of the period	61,558	44,231

Cash and cash equivalents at end of the period	$155,820	$195,094

Supplemental Disclosures:
Interest paid	$693,914	$407,493

AHP payments, net	$1,064	$3,223

REFCORP payments	$7,158	$4,728

Stock dividends issued	$24,758	$18,125

Dividends paid through issuance of mandatorily redeemable capital stock	$1	$32

Capital stock reclassified to mandatorily redeemable capital stock	$3,828	$2,361

The accompanying notes are an integral part of these financial statements. The restatement is described in Note 2.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
Note 1—Basis of Presentation
     The accompanying interim financial statements of the Federal Home Loan Bank of Dallas (the “Bank”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Bank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
     The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2005. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s amended Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2006 (the “Amended Form 10”). The notes to the interim financial statements highlight significant changes to the notes included in the Amended Form 10.
     The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The Office of Finance manages the sale and servicing of the FHLBanks’ consolidated obligations. The Federal Housing Finance Board (“Finance Board”), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance.
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant estimates include the valuations of the Bank’s investment securities classified as trading and available-for-sale, and its derivative instruments and any associated hedged items. Actual results could differ from those estimates.
     Revisions. In connection with the preparation of its annual 2005 financial statements, the Bank determined that it had not properly accounted for certain basis adjustments associated with early debt extinguishments that occurred during the three months ended March 31, 2005. Specifically, the Bank failed to properly account for the basis adjustments determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), in the month of extinguishment. For the three months ended March 31, 2005, the effect of this error was to understate net losses on derivatives and hedging activities by $14,000 and to understate the gains on early extinguishments of debt by the same amount. Total other income (loss), income before assessments and net income for the period were unaffected by this error. As a result of the correction, gains on early extinguishment of debt changed from $224,000 to $238,000 and net losses on derivatives and hedging activities changed from $9,259,000 to $9,273,000 for the three months ended March 31, 2005.
     Pass-through reserve activity, as described in Note 4 to the Bank’s audited financial statements for the year ended December 31, 2005, is included as a financing cash flow in the statements of cash flows. Previously, such pass-through reserve activity was classified as an operating cash flow, as either an increase or decrease in other liabilities. The prior period statement of cash flows has been revised to reflect the pass-through reserve activity as a financing cash flow. Net cash outflows relating to pass-through reserves for the three months ended March 31, 2005 were $21,818,000.

Note 2—Restatement of Previously Issued Financial Statements and Change in Accounting Principle
     During the third quarter of 2005 (in the course of preparing for registration of its equity securities with the SEC), the Bank identified certain errors with respect to the application of SFAS 133. To correct these errors, the Bank restated its financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001. The effect of the restatement for the three months ended March 31, 2005 is discussed below. All footnote disclosures that were impacted by these corrections have been restated.
     Incorrect application of the short-cut method to 14 hedged available-for-sale securities. In August 2005, the Bank discovered 14 hedged available-for-sale securities for which the short-cut method of hedge accounting was incorrectly applied. With the exception of one transaction that was entered into in October 2001, all of these hedging relationships were established in 1998 and 1999. The par/notional amount of these transactions totaled $1.440 billion. In each case, the available-for-sale security and related interest rate swap were contemporaneously purchased in a package transaction at a par price. When these securities and derivatives were designated in short-cut hedging relationships at the date of adoption of SFAS 133 (January 1, 2001), the Bank failed to recognize that, while the package was acquired at a par price, the components of the transaction (the available-for-sale security and interest rate swap) would not have been priced at par if they had been acquired or executed individually. Because the interest rate swaps were entered into at a fair value other than zero, the hedging relationships failed to qualify for short-cut accounting. Additionally, certain of the subject interest rate swaps contained a written option that was not mirrored in the related available-for-sale security. Due to the presence of this option, the Bank ultimately concluded that these particular hedging relationships would not have qualified for the long-haul method of accounting either. For those hedging relationships that did not contain the referenced option, the provisions of SFAS 133 do not allow the Bank to retroactively apply the long-haul method because such hedges were incorrectly designated as qualifying for short-cut accounting and the Bank did not test the hedging relationships periodically for effectiveness.
     To correct these errors, the Bank reversed the periodic changes in fair value of the available-for-sale securities attributable to the hedged risk that had previously been recognized in earnings and recorded such changes in fair value in other comprehensive income. In those periods where the change in fair value of the available-for-sale security attributable to the hedged risk was an unrealized gain, the reversal reduced income before assessments and increased other comprehensive income by equal amounts. In periods where the change in fair value of the available-for-sale security attributable to the hedged risk was an unrealized loss, the reversal increased income before assessments and reduced other comprehensive income by equal amounts. For the three months ended March 31, 2005, the adjustment increased income before assessments by $14,573,000. The adjustment is included in net losses on derivatives and hedging activities in the Bank’s restated statement of income. Additionally, the Bank revised the amount of the transition adjustments relating to the subject available-for-sale securities as of January 1, 2001 and recorded the subsequent amortization thereof. For the three months ended March 31, 2005, the amortization of the transition adjustments increased income before assessments by $108,000. This adjustment is included in interest income on available-for-sale securities in the Bank’s restated statement of income.
     In addition to the adjustments described above, the Bank also recorded adjustments to establish the premiums associated with the subject available-for-sale securities and the related amortization thereof. These adjustments in turn had an impact on the amounts reported in other comprehensive income. Furthermore, the Bank recorded adjustments to the carrying amounts of the applicable interest rate swaps to reflect changes in the estimated fair value of the written options. The Bank does not believe these other adjustments are significant, either individually or in the aggregate, to the Bank’s results of operations for the three months ended March 31, 2005.
     The error that led to these adjustments also affected 2004, 2003, 2002 and 2001; consequently, opening retained earnings as of January 1, 2005 has been adjusted to reflect the correction of the error in those years. In the aggregate, the adjustments described above reduced previously reported retained earnings as of that date by $114,264,000.
     Because these hedging relationships did not qualify as SFAS 133 fair value hedges in prior periods, they are accounted for as economic hedges in the Bank’s restated results. As such, the net interest expense associated with the subject interest rate swaps has been reclassified from interest income on available-for-sale securities to net losses on derivatives and hedging activities in the Bank’s restated statement of income for the three months ended March 31, 2005. The reclassification had no impact on previously reported income before assessments or net income. As a result of this reclassification, interest income on available-for-sale securities was increased by $10,429,000 for the three months ended March 31, 2005. For this period, the reclassification increased by an equal amount the losses reported in net losses on derivatives and hedging activities.
     In August 2005 (following the determination of the required accounting corrections), the Bank sold substantially all of the then remaining subject available-for-sale securities ($1.170 billion par value) and terminated the associated interest rate swaps.
     Incorrect application of long-haul hedge accounting to 4 hedged available-for-sale securities. In September 2005, the Bank sold $2.9 billion (par value) of available-for-sale securities in 18 transactions and terminated the associated interest rate swaps. At the time these transactions were executed, the Bank identified four interest rate swaps with a notional amount totaling $127 million for which long-haul hedge accounting had been incorrectly applied since the adoption of SFAS 133. All four of these hedging relationships were established in 1997. When these particular interest rate swaps were terminated, it was discovered that the agreements contained a written option that was not mirrored in the hedged item. Due to the presence of this option, the Bank concluded that the transactions did not qualify for hedge accounting under SFAS 133.
     To correct these errors, the Bank reversed the periodic changes in fair value of the four available-for-sale securities attributable to the hedged risk that had previously been recognized in earnings (that is, the Bank reclassified these periodic changes in fair value from income before assessments to other comprehensive income). For the three months ended March 31, 2005, the adjustment increased income before assessments by $2,364,000. The adjustment is included in net losses on derivatives and hedging activities in the Bank’s restated statement of income. Additionally, the Bank revised the amount of the transition adjustments relating to the four available-for-sale securities as of January 1, 2001 and recorded the subsequent amortization thereof. For the three months ended March 31, 2005, the amortization of the transition adjustments reduced income before assessments by $29,000. This adjustment is included in interest income on available-for-sale securities in the Bank’s restated statement of income.
     The Bank also recorded adjustments to the carrying amounts of the four interest rate swaps to reflect the changes in the estimated fair value of the written options. The Bank does not believe this adjustment is significant to the Bank’s results of operations for the three months ended March 31, 2005.
     The error that led to these adjustments also affected 2004, 2003, 2002 and 2001; as a result, opening retained earnings as of January 1, 2005 has been adjusted to reflect the correction of the error in those years. In the aggregate, the adjustments described above reduced previously reported retained earnings as of that date by $15,658,000.
     As these hedging relationships should have been accounted for as economic hedges, the net interest expense associated with the four interest rate swaps has been reclassified from interest income on available-for-sale securities to net losses on derivatives and hedging activities in the Bank’s restated statement of income for the three months ended March 31, 2005. The reclassification had no impact on previously reported income before assessments or net income. As a result of this reclassification, interest income on available-for-sale securities was increased by $1,317,000 for the three months ended March 31, 2005. For this period, the reclassification increased by an equal amount the losses reported in net losses on derivatives and hedging activities.
     Changes to benchmark valuation methodology for long-haul hedging relationships. The Bank accounts for certain fair value hedging relationships involving consolidated obligation bonds, advances and available-for-sale securities using the long-haul method of accounting. For each of these relationships, the Bank is hedging fair value risk attributable to changes in the London Interbank Offered Rate (“LIBOR”), the designated benchmark interest rate. The benchmark fair values of the Bank’s consolidated obligation bonds, advances and available-for-sale securities are derived by discounting each item’s remaining contractual cash flows at a fixed/constant spread to the LIBOR curve on an instrument-by-instrument basis. For each hedged item, the spread to the LIBOR curve is equal to the market spread at the time of issuance/purchase. By calculating benchmark fair values using the market spread at inception and holding that spread to LIBOR constant throughout the life of the hedging relationship, the Bank is able to isolate changes in fair value attributable to changes in LIBOR.

     Following an evaluation of its previous practices, the Bank concluded that its benchmark valuation methodology was flawed in certain respects. Among other things, the Bank determined in some cases that the periodic basis adjustments included elements unrelated to the risk being hedged. To correct this and other deficiencies in its benchmark valuation methodology, the Bank revised the amount of the periodic changes in the benchmark fair values for the affected consolidated obligation bonds, advances and available-for-sale securities that had previously been reported in earnings. For the three months ended March 31, 2005, the revisions resulted in adjustments that reduced income before assessments by $3,874,000. The adjustments are included in net losses on derivatives and hedging activities in the Bank’s restated statement of income. The previously reported carrying amounts of advances and consolidated obligation bonds were impacted by these adjustments. The corresponding adjustments for the Bank’s available-for-sale securities impacted other comprehensive income. The revisions that led to these adjustments also affected 2004, 2003, 2002 and 2001; consequently, opening retained earnings as of January 1, 2005 has been corrected to reflect the changes in those years. This adjustment increased previously reported retained earnings as of that date by $1,499,000.
     Valuation methodology inconsistent with hedge documentation for certain instruments containing complex coupons. Following an evaluation of its previous practices, the Bank determined with respect to certain long-haul hedging relationships involving available-for-sale securities and consolidated obligation bonds that its valuation methodology was not consistent with its designated benchmark hedging strategy. Substantially all of these hedging relationships were entered into prior to 1999. All of the subject available-for-sale securities and consolidated obligation bonds contained complex coupons and were hedged with mirror-image interest rate swaps. As of January 1, 2001, the par amount of the subject available-for-sale securities and consolidated obligation bonds totaled $129 million and $795 million, respectively; as a result of maturities, these amounts had declined to $7 million and $75 million, respectively, as of March 31, 2006. Because of the inconsistency between its documented hedging strategy and its actual valuation practice, the Bank concluded that these relationships failed to meet the requirements for hedge accounting under SFAS 133. Accordingly, the Bank reversed the periodic changes in fair value of the available-for-sale securities and consolidated obligation bonds purportedly attributable to the hedged risk that had previously been recognized in earnings. For the three months ended March 31, 2005, the adjustments relating to the available-for-sale securities increased income before assessments by $490,000. For this same period, the adjustments relating to the consolidated obligation bonds reduced income before assessments by $4,693,000. The adjustments are included in net losses on derivatives and hedging activities in the Bank’s restated statement of income. The previously reported carrying amounts of the consolidated obligation bonds were impacted by these adjustments while the corresponding adjustments for the available-for-sale securities impacted other comprehensive income. In addition, the Bank revised the amount of the transition adjustments relating to the subject available-for-sale securities and consolidated obligations as of January 1, 2001 and recorded the subsequent amortization thereof. For the three months ended March 31, 2005, the amortization of the transition adjustments related to the available-for-sale securities increased income before assessments by $2,000. This adjustment is included in interest income on available-for-sale securities in the Bank’s restated statement of income. For this same period, the amortization of the transition adjustments relating to the consolidated obligation bonds reduced income before assessments by $965,000. This adjustment is included in interest expense on consolidated obligation bonds in the Bank’s restated statement of income. The inconsistency that led to these adjustments also affected 2004, 2003, 2002 and 2001; as a result, opening retained earnings as of January 1, 2005 has been corrected to reflect the impact of the changes in those years. This adjustment increased previously reported retained earnings as of that date by $11,140,000.
     Because these hedging relationships did not qualify as SFAS 133 fair value hedges in prior periods, they are accounted for as economic hedges in the Bank’s restated results. As such, the net interest expense associated with the interest rate swaps that hedge the available-for-sale securities has been reclassified from interest income on available-for-sale securities to net losses on derivatives and hedging activities in the Bank’s restated statement of income. Similarly, the net interest income associated with the interest rate swaps that hedge the consolidated obligation bonds has been reclassified from interest expense on consolidated obligation bonds to net losses on derivatives and hedging activities in the Bank’s restated statement of income. The reclassifications had no impact on previously reported income before assessments or net income. As a result of these reclassifications, interest income on available-for-sale securities was increased by $174,000 for the three months ended March 31, 2005. For this same period, interest expense on consolidated obligation bonds was increased by $1,888,000. In the aggregate, the reclassifications reduced the amount of losses reported in net losses on derivatives and hedging activities for the three months ended March 31, 2005 by $1,714,000.

     Other errors relating to the application of SFAS 133. In the course of its review, the Bank also determined that it had incorrectly applied the short-cut method of accounting to the Bank’s hedged discount notes. Adjustments to correct the accounting for the hedged discount notes are also included in the Bank’s restated financial statements. Additionally, to comply with the provisions of SFAS 133, the Bank’s restated results reflect trade date accounting for derivatives. Previously, the Bank recorded derivatives on the settlement date of the hedged items consistent with the required settlement date accounting for those items. Furthermore, the Bank revised its previously reported gains on early extinguishment of debt in the three months ended March 31, 2005 to include the cumulative SFAS 133 basis adjustments associated with the extinguished debt; previously, these basis adjustments were written off against net losses on derivatives and hedging activities. The Bank does not believe these other adjustments are significant, either individually or in the aggregate, to the Bank’s results of operations for the three months ended March 31, 2005. In the aggregate, the adjustments increased income before assessments for the three months ended March 31, 2005 by $50,000. Some of the errors that led to these adjustments also affected 2004, 2003, 2002 and 2001; consequently, opening retained earnings as of January 1, 2005 has been adjusted to reflect the correction of those errors in prior years. These adjustments reduced previously reported retained earnings as of that date by $694,000.
     The restatement did not impact the Bank’s total cash flows from operating, investing or financing activities for the three months ended March 31, 2005.
     Change in Method of Accounting for Mortgage Loan Premiums and Discounts. During the fourth quarter of 2005, the Bank elected to change its method of accounting for the amortization and accretion of mortgage loan premiums and discounts under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”). The change was made effective as of January 1, 2005. Previously, amortization and accretion of premiums and discounts associated with the Bank’s mortgage loans held for portfolio were computed using the retrospective method. Under this method, the income effects of premiums and discounts were recognized using the interest method over the estimated lives of the assets, which required a retrospective adjustment of the effective yield each time the Bank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the retrospective method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the assets. Effective January 1, 2005, the Bank began amortizing premiums and accreting discounts using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Under the new method, future prepayments of principal are not anticipated. While both methods are acceptable under generally accepted accounting principles, the Bank believes that the contractual method is preferable to the retrospective method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
     As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change increased net income for the three months ended March 31, 2005 by $908,000. In addition, the retroactive application of the contractual method reduced restated interest income and income before cumulative effect of change in accounting principle for the three months ended March 31, 2005 by $32,000 and $24,000, respectively.
     The effects of the restatement and change in accounting principle for the three months ended March 31, 2005 are summarized in the table below.

RECONCILIATION OF STATEMENT OF INCOME
For the Three Months Ended March 31, 2005
(In thousands)

				Effect of	As Adjusted
				Change in	for Change
	As Previously		As	Accounting	in Accounting
	Reported	Adjustments	Restated	Principle	Principle
INTEREST INCOME
Available-for-sale securities	$35,871	$11,743	$47,614	$—	$47,614
Mortgage loans held for portfolio	9,654	—	9,654	(32)	9,622
Other	414,053	—	414,053	—	414,053

Total interest income	459,578	11,743	471,321	(32)	471,289

INTEREST EXPENSE
Consolidated obligations
Bonds	382,275	3,005	385,280	—	385,280
Discount notes	18,239	(592)	17,647	—	17,647
Other	13,666	—	13,666	—	13,666

Total interest expense	414,180	2,413	416,593	—	416,593

NET INTEREST INCOME	45,398	9,330	54,728	(32)	54,696
Provision (release of allowance) for credit losses on mortgage loans	(15)	—	(15)	—	(15)

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	45,413	9,330	54,743	(32)	54,711

OTHER INCOME (LOSS)
Net losses on derivatives and hedging activities	(8,026)	(1,247)	(9,273)	—	(9,273)
Gains on early extinguishment of debt	1,088	(850)	238	—	238
Other, net	(754)	—	(754)	—	(754)

Total other income (loss)	(7,692)	(2,097)	(9,789)	—	(9,789)

OTHER EXPENSE
Salaries and benefits	5,341	—	5,341	—	5,341
Other	5,147	—	5,147	—	5,147

Total other expense	10,488	—	10,488	—	10,488

INCOME BEFORE ASSESSMENTS	27,233	7,233	34,466	(32)	34,434

Affordable Housing Program	2,465	590	3,055	(2)	3,053
REFCORP	4,954	1,328	6,282	(6)	6,276

Total assessments	7,419	1,918	9,337	(8)	9,329

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	19,814	5,315	25,129	(24)	25,105

Cumulative effect of change in accounting principle	—	—	—	908	908

NET INCOME	$19,814	$5,315	$25,129	$884	$26,013

Note 3—Recently Issued Accounting Standards and Interpretations
     SFAS 154. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Among other things, SFAS 154 requires retrospective application, unless impracticable, to prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of previously issued financial statements to reflect the correction of an error. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Bank adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 has thus far not had any impact on the Bank’s results of operations or financial condition as no accounting changes have been made since January 1, 2006.
     DIG Issues B38 and B39. In June 2005, the FASB’s Derivatives Implementation Group (“DIG”) issued DIG Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG B38”), and DIG Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG B39”). Both issues provide additional guidance in applying the provisions of SFAS 133. The guidance in DIG B38 clarifies that the potential settlement of an obligation upon exercise of a put option or call option (including a prepayment option) meets the net settlement criterion of a derivative. DIG B39 clarifies that a right to accelerate the settlement of an obligation is considered clearly and closely related to the debt host contract if the respective embedded call option can be exercised only by the debtor (issuer/borrower). The Bank adopted both DIG issues as of January 1, 2006 and the adoption did not have a material impact on the Bank’s results of operations or financial condition.
     FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank adopted FSP FAS 115-1 and FAS 124-1 as of January 1, 2006 and the adoption did not have a material impact on the Bank’s results of operations or financial condition.
     SFAS 155. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133 to simplify the accounting for certain hybrid financial instruments by permitting (through an irrevocable election) fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided the hybrid financial instrument is measured in its entirety at fair value (with changes in fair value recognized currently in earnings). SFAS 155 also establishes a requirement to evaluate beneficial interests in securitized financial assets to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. This guidance replaces the interim guidance in DIG Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Bank elected to adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 has thus far not had any impact on the Bank’s results of operations or financial condition as the Bank has not elected to apply the fair value measurement option to any hybrid financial instruments.

Note 4—Trading Securities
     Major Security Types. Trading securities as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006	December 31, 2005
Mortgage-backed securities
Government-sponsored enterprises	$37,005	$43,837
Other	1,907	1,907

Total	$38,912	$45,744

     Net loss on trading securities during the three months ended March 31, 2006 and 2005 included a change in net unrealized holding loss of $657,000 and $2,096,000 for securities that were held on March 31, 2006 and 2005, respectively. There were no sales of trading securities during the three months ended March 31, 2006 or 2005.
Note 5—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of March 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$65,587	$—	$2,835	$62,752
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,221	113	—	35,334
FHLBank of San Francisco (primary obligor)	6,029	602	—	6,631

	106,837	715	2,835	104,717

Mortgage-backed securities
Government-sponsored enterprises	583,859	841	1,790	582,910
Other	235,571	322	436	235,457

	819,430	1,163	2,226	818,367

Total	$926,267	$1,878	$5,061	$923,084

     Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$89,439	$—	$1,383	$88,056
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,641	72	—	35,713
FHLBank of San Francisco (primary obligor)	5,972	702	—	6,674

	131,052	774	1,383	130,443

Mortgage-backed securities
Government-sponsored enterprises	645,175	476	2,304	643,347
Other	241,334	180	420	241,094

	886,509	656	2,724	884,441

Total	$1,017,561	$1,430	$4,107	$1,014,884

     The amortized cost of the Bank’s available-for-sale securities includes SFAS 133 hedging adjustments. The FHLBank investments shown in the tables above represent consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable. See Notes 13 and 15 for a discussion of these investments and the Bank’s joint and several liability on consolidated obligations.

     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2006 and December 31, 2005 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$21,536	$21,534
Due after one year through five years	41,250	41,965	41,613	42,387
Due after ten years	65,587	62,752	67,903	66,522

	106,837	104,717	131,052	130,443
Mortgage-backed securities	819,430	818,367	886,509	884,441

Total	$926,267	$923,084	$1,017,561	$1,014,884

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net premiums of $904,000 and $1,143,000 at March 31, 2006 and December 31, 2005, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$100,808	$125,080
Variable-rate	6,029	5,972

	106,837	131,052

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	770,620	834,904
Fixed-rate collateralized mortgage obligations	48,810	51,605

	819,430	886,509

Total	$926,267	$1,017,561

     Gains and Losses. There were no sales of available-for-sale securities during the three months ended March 31, 2006 or 2005.
Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2006, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$162,385	$333	$969	$161,749
State or local housing agency obligations	6,305	2	—	6,307

	168,690	335	969	168,056

Mortgage-backed securities
U.S. government guaranteed obligations	55,745	336	2	56,079
Government-sponsored enterprises	5,332,340	17,809	3,625	5,346,524
Other	2,266,531	30,214	195	2,296,550

	7,654,616	48,359	3,822	7,699,153

Total	$7,823,306	$48,694	$4,791	$7,867,209

     Held-to-maturity securities as of December 31, 2005, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$164,513	$334	$1,193	$163,654
State or local housing agency obligations	6,810	2	—	6,812

	171,323	336	1,193	170,466

Mortgage-backed securities
U.S. government guaranteed obligations	61,107	351	—	61,458
Government-sponsored enterprises	5,574,518	17,433	3,372	5,588,579
Other	2,397,694	41,759	1,513	2,437,940

	8,033,319	59,543	4,885	8,087,977

Total	$8,204,642	$59,879	$6,078	$8,258,443

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2006 and December 31, 2005 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$326	$323	$—	$—
Due after one year through five years	53,019	52,900	54,646	54,667
Due after five years through ten years	7,978	8,133	7,991	8,054
Due after ten years	107,367	106,700	108,686	107,745

	168,690	168,056	171,323	170,466
Mortgage-backed securities	7,654,616	7,699,153	8,033,319	8,087,977

Total	$7,823,306	$7,867,209	$8,204,642	$8,258,443

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $1,017,000 and $1,037,000 at March 31, 2006 and December 31, 2005, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$168,690	$171,323

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	3,760	4,311
Collateralized mortgage obligations:
Fixed-rate	790,154	796,533
Variable-rate	6,860,702	7,232,475

	7,654,616	8,033,319

Total	$7,823,306	$8,204,642

Note 7—Advances
     Redemption Terms. At both March 31, 2006 and December 31, 2005, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 8.80 percent. These advances are summarized below (in thousands).

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$20	8.86%	$—	—%

Due in one year or less	19,196,223	4.52	21,672,124	4.05
Due after one year through two years	6,296,517	4.56	6,165,443	4.16
Due after two years through three years	4,360,825	4.64	5,771,396	4.31
Due after three years through four years	2,808,022	4.73	3,172,872	4.34
Due after four years through five years	3,379,542	4.84	2,919,237	4.55
Due after five years	1,013,875	4.96	1,124,688	4.84
Amortizing advances	5,397,211	4.33	5,662,352	4.30

Total par value	42,452,235	4.56%	46,488,112	4.20%

SFAS 133 hedging adjustments	(70,918)		(31,154)

Total	$42,381,317		$46,456,958

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (prepayable and callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2006 and December 31, 2005, the Bank had prepayable and callable advances totaling $140,131,000 and $133,051,000, respectively.
     The following table summarizes advances at March 31, 2006 and December 31, 2005, by maturity or next call date for callable advances (in thousands):

Maturity or Next Call Date	March 31, 2006	December 31, 2005
Overdrawn demand deposit accounts	$20	$—

Due in one year or less	19,224,739	21,699,341
Due after one year through two years	6,310,187	6,175,194
Due after two years through three years	4,384,388	5,795,059
Due after three years through four years	2,821,691	3,189,109
Due after four years through five years	3,423,246	2,959,366
Due after five years	890,753	1,007,691
Amortizing advances	5,397,211	5,662,352

Total par value	$42,452,235	$46,488,112

     The Bank also offers putable advances. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to terminate the fixed rate advance and offer a floating rate advance. At March 31, 2006 and December 31, 2005, the Bank had putable advances outstanding totaling $1,295,200,000 and $1,374,700,000, respectively.

     The following table summarizes advances at March 31, 2006 and December 31, 2005, by maturity or next put date (in thousands):

Maturity or Next Put Date	March 31, 2006	December 31, 2005
Overdrawn demand deposit accounts	$20	$—

Due in one year or less	20,486,423	23,016,824
Due after one year through two years	6,149,717	6,195,443
Due after two years through three years	3,937,525	5,269,296
Due after three years through four years	2,631,422	2,954,572
Due after four years through five years	3,146,042	2,659,437
Due after five years	703,875	730,188
Amortizing advances	5,397,211	5,662,352

Total par value	$42,452,235	$46,488,112

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2006 and December 31, 2005 (in thousands, based upon par amount):

	March 31, 2006	December 31, 2005
Fixed-rate	$23,507,940	$24,718,938
Variable-rate	18,944,295	21,769,174

Total par value	$42,452,235	$46,488,112

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated SFAS 133 hedging adjustments on those advances. The net amount of prepayment fees is reflected as interest income in the statements of income. Gross advance prepayment fees received from members/borrowers during the three months ended March 31, 2006 and 2005 were $531,000 and $356,000, respectively.
Note 8—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
		(restated)
Balance, beginning of period	$39,084	$20,703
AHP assessment	3,397	3,153
Grants funded, net of recaptured amounts	(1,064)	(3,223)

Balance, end of period	$41,417	$20,633

Note 9—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. The Bank is the primary obligor for the portion of bonds and discount notes for which it has received the proceeds (i.e., those issued on its behalf). Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds and have maturities of one year or less. These notes sell at less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability, see Note 13.

     The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $935.8 billion and $937.5 billion at March 31, 2006 and December 31, 2005, respectively. The Bank was the primary obligor on $49.5 billion and $57.8 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for the Bank’s consolidated bonds at March 31, 2006 and December 31, 2005 (in thousands, at par value).

	March 31, 2006	December 31, 2005
Fixed-rate	$28,287,776	$29,309,810
Step-up	8,958,175	8,938,575
Step-up/step-down	15,000	15,000
Simple variable-rate	7,763,325	7,643,325
Fixed that converts to variable	615,000	455,000
Variable that converts to fixed	120,000	170,000
Comparative-index	80,000	80,000

Total par value	$45,839,276	$46,611,710

     Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at March 31, 2006 and December 31, 2005, by maturity (in thousands):

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$18,343,450	3.84%	$16,024,825	3.67%
Due after one year through two years	7,692,910	3.68	9,929,125	3.63
Due after two years through three years	6,960,695	4.00	7,162,350	3.82
Due after three years through four years	4,201,246	4.30	4,457,920	4.27
Due after four years through five years	1,733,935	4.29	2,770,710	4.39
Thereafter	6,907,040	4.94	6,266,780	4.73

Total par value	45,839,276	4.04%	46,611,710	3.93%

Bond premiums	22,239		25,817
Bond discounts	(17,931)		(20,845)
SFAS 133 hedging adjustments	(609,791)		(489,873)

	45,233,793		46,126,809
Bonds held in treasury	(5,100)		(5,100)

Total	$45,228,693		$46,121,709

     At March 31, 2006 and December 31, 2005, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	March 31, 2006	December 31, 2005
Non-callable or non-putable bonds	$25,997,475	$20,656,635
Callable bonds	19,841,801	25,955,075

Total par value	$45,839,276	$46,611,710

     The following table summarizes the Bank’s consolidated bonds outstanding at March 31, 2006 and December 31, 2005, by maturity or next call date (in thousands, at par value):

Maturity or Next Call Date	March 31, 2006	December 31, 2005
Due in one year or less	$34,579,135	$33,431,860
Due after one year through two years	4,647,350	6,434,015
Due after two years through three years	2,777,790	2,575,170
Due after three years through four years	1,667,016	1,788,405
Due after four years through five years	480,500	859,525
Thereafter	1,687,485	1,522,735

Total par value	$45,839,276	$46,611,710

     Discount Notes. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate
March 31, 2006	$3,696,027	$3,700,000	4.66%

December 31, 2005	$11,219,806	$11,235,716	3.83%

Note 10—Capital
     At all times during the three months ended March 31, 2006, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$479,302	$2,685,563	$531,027	$2,796,451

Total capital	$2,274,541	$2,685,563	$2,594,080	$2,796,451
Total capital-to-assets ratio	4.00%	4.72%	4.00%	4.31%

Leverage capital	$2,843,176	$4,028,345	$3,242,601	$4,194,677
Leverage capital-to-assets ratio	5.00%	7.08%	5.00%	6.47%
     On June 23, 2004, the Finance Board adopted regulations requiring each FHLBank to file a registration statement with the SEC pursuant to the provisions of Section 12(g) of the Securities Exchange Act of 1934 and to ensure that its registration statement became effective no later than August 29, 2005. The Bank filed its initial registration statement with the SEC on June 30, 2005. As discussed in Note 2, the Bank determined during the third quarter of 2005 that it was necessary to restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 to correct certain errors with respect to the application of SFAS 133. As a result of the need to restate its financial statements for these periods, the Bank withdrew its registration statement on August 22, 2005, before it was to become effective on August 29, 2005. On August 23, 2005, the Finance Board issued Advisory Bulletin 2005-AB-07 (“AB 05-07”), which provides guidance to those FHLBanks that failed to have their registration statements effective by August 29, 2005. AB 05-07 provides that, until a FHLBank’s registration with the SEC becomes effective, it may not declare a dividend without prior approval from the Finance Board’s Office of Supervision. The Bank received approval from the Finance Board’s Office of Supervision to pay its regular quarterly dividend on March 31, 2006 at an annualized rate of 4.45 percent. Consistent with past practice, this dividend was paid in the form of capital stock (except for fractional shares, which were paid in cash). The Bank’s registration with the SEC became effective on April 17, 2006.

     Stockholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. As of March 31, 2006, the membership investment requirement was 0.09 percent of each member’s total assets as of December 31, 2005 (and as of each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. At that same date, the activity-based investment requirement was 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any Mortgage Partnership Finance® (“MPF”®) loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there were none). Effective April 14, 2006, the membership investment requirement was reduced from 0.09 percent to 0.08 percent of each member’s total assets as of the preceding December 31.
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on January 31, 2006, surplus stock has been defined as stock in excess of 115 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of surplus stock is $250,000 or less. On April 28, 2006, the Bank repurchased surplus stock totaling $91,077,500, of which $1,664,900 had been classified as mandatorily redeemable capital stock as of that date.
Note 11—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$5	$22
Interest cost	31	40
Amortization of prior service cost	(9)	37

Net periodic benefit cost	$27	$99

Note 12—Derivatives and Hedging Activities
     During the three months ended March 31, 2006 and 2005, the Bank recorded net losses on derivatives and hedging activities of $3,024,000 and $9,273,000, respectively, in other income (loss). Net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Losses related to fair value hedge ineffectiveness	$(2,261)	$(10,871)
Gains on economic hedge derivatives related to trading securities	691	2,150
Net interest expense associated with economic hedge derivatives related to trading securities	(428)	(1,612)
Gains (losses) related to other economic hedge derivatives	(1,493)	12,193
Net interest income (expense) associated with other economic hedge derivatives	467	(11,133)

Net losses on derivatives and hedging activities	$(3,024)	$(9,273)

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair Value	$39,598,058	$(609,496)	$40,235,811	$(541,393)
Economic	5,330,351	(10,894)	2,298,046	(12,610)
Interest rate caps
Fair Value	310,000	6,840	310,000	5,730
Economic	4,915,000	5,758	3,915,000	1,508

	$50,153,409	$(607,792)	$46,758,857	$(546,765)

Total derivatives excluding accrued interest		$(607,792)		$(546,765)
Accrued interest		119,469		140,979

Net derivative liability balances		$(488,323)		$(405,786)

     The contractual or notional amount of interest rate exchange agreements reflects the involvement of the Bank in various classes of financial instruments. The notional amount of interest rate exchange agreements does not measure the credit risk exposure to the Bank, and the maximum credit exposure to the Bank is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest rate swaps and purchased caps if the counterparty defaults, and the related collateral, if any, is of no value to the Bank.
     At March 31, 2006, the Bank had no credit risk, as defined above. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities, by counterparty. At December 31, 2005, the Bank’s maximum credit risk was approximately $638,000. The Bank held as collateral cash balances of $448,000 as of December 31, 2005.
Note 13—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBank System. At March 31, 2006, the par amount of the FHLBank System’s outstanding consolidated obligations, including consolidated obligations held by the Bank, was approximately $935.8 billion. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss is remote.

     Potential Impact of Hurricanes Katrina and Rita. During the third quarter of 2005, two significant hurricanes struck the Gulf Coast of the United States. On August 29, 2005, Hurricane Katrina made landfall near New Orleans, Louisiana causing substantial damage to coastal areas of Louisiana, Mississippi and Alabama. Then, on September 24, 2005, Hurricane Rita made landfall near the Louisiana-Texas border causing significant but less substantial damage in southwest Louisiana and southeast Texas.
     These storms had varying degrees of impact on the Bank’s members and MPF mortgage loan borrowers in the affected areas. As further described below, the Bank has analyzed the potential impact that damage related to Hurricanes Katrina and Rita might have on its advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS investments. Letters of credit are included in the Bank’s analysis as if they were advances because a letter of credit would be converted into an advance in the event a member were to default on its obligation to the beneficiary. For the same reason, letters of credit are required to be collateralized at issuance as if they were advances. Based on the limited amount of information currently available, the Bank is not able to estimate at this time either the likelihood or the amount of potential losses to the Bank, if any, as a result of the hurricanes.
     At March 31, 2006, approximately 210 of the Bank’s member institutions were headquartered in the areas that, by January 9, 2006, had been designated by the Federal Emergency Management Agency (“FEMA”) for both individual and public assistance. The Bank believes that members in the affected areas have been and may continue to be adversely affected in a variety of ways and to varying degrees by the hurricanes, including damage to their physical properties, the inability of their borrowers to repay loans made by the institutions, damage to the borrowers’ properties that serve as collateral for the loans made by the institutions, and a reduction in their customer base, at least in the short-term, as a result of the dislocation of a significant portion of the population of the affected areas. After reviewing the current operational state and available financial reports of member institutions that operate primarily in the affected areas, the Bank has identified a small number of institutions which it currently believes may be the most affected and that may have a relatively greater degree of difficulty recovering from the hurricanes (the “Most Affected Members”).
     As of March 31, 2006, advances and letters of credit outstanding to the Most Affected Members totaled approximately $309 million, with balances for individual institutions ranging from $1.4 million to $92.2 million. The total was comprised of $207 million in advances and $102 million in letters of credit. The $309 million total included approximately $195 million of advances and letters of credit secured by loans pledged under a blanket lien or held in custody by the Bank, which represented 8.2 percent of the aggregate book value of those assets as reflected in the members’ March 31, 2006 regulatory financial reports. For individual members within this group, the percentages ranged from 1.9 percent (for a member with $8.6 million of advances and letters of credit) to 31.4 percent (for a member with $21.4 million of advances only). The largest amount of advances and letters of credit outstanding to a single institution in this group that was secured by loans pledged under a blanket lien or held in custody was $90.0 million, which represented 24.2 percent of the book value of the pledged assets.
     The primary source of repayment of advances (including those that may be created when letters of credit have been funded) is derived from the borrowing members’ ongoing operations. At this time, all principal and interest amounts on the Bank’s advances have been received in accordance with the contractual terms of the applicable agreements. In addition, the Bank has not been required to fund any letters of credit. For a variety of reasons, however, it is still too early to have any credible insight into how well institutions in the affected areas will ultimately be able to recover from the hurricanes’ effects, how well the local economies in which they operate will recover, what impact insurance settlements and federal and/or other assistance for members’ consumer and commercial borrowers will have on the borrowers’ ability to rebuild their homes and businesses and repay outstanding loans, or what assistance might be available to the institutions from their primary regulators or through Congressional action.
     If a member institution fails or is otherwise unable to meet its obligations, a secondary source of repayment is the collateral pledged by the member. For a variety of reasons, including the uncertainty of the amount of damage incurred by the underlying properties, the uncertainty of the amount of insurance settlements that may be made on those properties, and the uncertainty of the ultimate marketability of those properties, it is not possible at this time to determine the impact that the hurricanes may have had on the value of the loan collateral supporting the Bank’s advances and letters of credit. As more information becomes available to the Bank over time, its assessment of the impact of the hurricanes on individual institutions’ operations and the identification of the Most Affected Members may change.

At March 31, 2006, the Bank also held interests totaling $30.3 million in conventional mortgage loans acquired through the MPF program and held for portfolio that were collateralized by properties located in the areas that had been, by January 9, 2006, designated by FEMA for both individual and public assistance. This amount included approximately $12.1 million of interests in loans collateralized by properties located in the hardest hit counties and parishes in Mississippi and Louisiana. Under the terms of the MPF program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. The Bank is still assessing the damage to the underlying properties and the potential for recovery under insurance policies and MPF credit enhancements. Since confirmation of specific damage or insurance coverage is not yet available and the impact of the credit enhancements is not yet determinable, the Bank cannot yet quantify the impact of the hurricanes on its mortgage loan portfolio. At this time, two loans secured by properties located in the FEMA-designated areas are 90 days or more past due; the Bank’s interest in these loans totaled $62,000 as of March 31, 2006.
     The Bank also owns several non-agency residential and commercial MBS that are collateralized in part by loans on properties that are located in the affected areas. Credit support for the senior tranches of these securities held by the Bank is provided by subordinated tranches that absorb losses before the senior tranches held by the Bank would be affected. The amount of loans in the affected areas that are part of the Bank’s residential and commercial mortgage-backed securities portfolios represents only a small fraction of the subordinated tranches that provide credit support for the senior tranches held by the Bank. As of March 31, 2006, all of the Bank’s MBS investments were rated triple-A. Therefore, at this time, the Bank does not anticipate any losses in its MBS portfolio related to Hurricane Katrina or Rita.
     The Bank is continuing to evaluate the impact of the hurricanes on its advances (including those that may be created if a letter of credit is required to be funded), mortgage loans held for portfolio and non-agency MBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
     Other commitments and contingencies. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $96,607,000 and $155,746,000 at March 31, 2006 and December 31, 2005, respectively. In addition, outstanding standby letters of credit totaled $3,025,268,000 and $2,755,708,000 at March 31, 2006 and December 31, 2005, respectively.
     The Bank had no commitments to fund/purchase mortgage loans at March 31, 2006 or December 31, 2005.
     At March 31, 2006 and December 31, 2005, the Bank had commitments to issue $345,000,000 and $15,000,000, respectively, of consolidated obligation bonds/discount notes.
     Generally, the Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral agreements. As of March 31, 2006 and December 31, 2005, the Bank had pledged, as collateral, cash with a book value of $461,906,000 and $384,428,000, respectively, to broker-dealers who have market risk exposure related to interest rate exchange agreements with the Bank; at those dates, the Bank had no securities pledged as collateral. The pledged cash collateral is reported in interest-bearing deposits (assets) in the statements of condition.
     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
Note 14— Transactions with Shareholders
     An affiliate of one of the Bank’s counterparties (Citigroup) acquired a member institution on March 31, 2005. The Bank has continued to enter into interest rate exchange agreements with Citigroup in the normal course of business and under the same terms and conditions since that acquisition was completed. In addition, at March 31, 2006, the Bank held previously purchased mortgage-backed securities with a carrying value of $28.7 million that were issued by one or more entities that are now part of Citigroup and $220.8 million (carrying value) of mortgage-

backed securities issued by an affiliate of Washington Mutual Bank (a non-member borrower/stockholder) that were acquired after issuance from a third party.
Note 15 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no such transactions during the three months ended March 31, 2006. Interest income on loans to other FHLBanks totaled $92,000 for the three months ended March 31, 2005. During this same period, interest expense on borrowings from other FHLBanks totaled $2,000. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2005 (in thousands).

Three Months Ended
March 31, 2005
Balance, January 1	$—
Loans made to FHLBank of Pittsburgh	1,265,000
Collections from FHLBank of Pittsburgh	(1,265,000)

Balance, March 31	$—

     The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2005 (in thousands).

Three Months Ended
March 31, 2005
Balance, January 1	$—
Borrowings from FHLBank of Atlanta	25,000
Repayments to FHLBank of Atlanta	(25,000)

Balance, March 31	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 5. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $617,000 and $866,000 for the three months ended March 31, 2006 and 2005, respectively.
     The Bank may, from time to time, assume the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the three months ended March 31, 2006 or 2005.
     The Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through the MPF program. These fees totaled $54,000 and $118,000 during the three months ended March 31, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in “Item 1. Financial Statements.” As discussed below in the section entitled “Restatement of Previously Issued Financial Statements,” the financial statements for the three months ended March 31, 2005 have been restated.
Forward-Looking Information
This quarterly report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the “Bank”) about its future results, performance, liquidity, financial condition, prospects and opportunities. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, potentially adverse changes in interest rates, adverse changes in the Bank’s access to the capital markets, material adverse changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers (including the effects of Hurricanes Katrina and Rita on the financial condition of the Bank’s members and/or their borrowers). Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a GSE, or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means, or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s amended Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2006 (the “Amended Form 10”) and “Item 1A — Risk Factors” in Part II of this quarterly report. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Finance Board, an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board ensures that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the Federal Home Loan Bank System). The Bank’s primary business is lending low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-insured and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which have historically been paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. The Bank balances the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
The Bank’s capital stock is not publicly traded and can only be held by members of the Bank, or by non-member institutions that acquire stock by virtue of acquiring member institutions and former members of the Bank that retain capital stock either to support advances or other activity that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must purchase stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred (with the prior approval of the Bank) only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks. Consolidated obligations are issued on a continuous basis through the Office of Finance acting as agent for the FHLBanks, and are publicly traded in the over-the-counter market. The Bank records on its balance sheet only those consolidated obligations for which it is the primary obligor. Consolidated obligations enjoy government-sponsored enterprise (“GSE”) status; however, they are not obligations of the United States Government and the United States Government does not guarantee them. Consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poors (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Shareholders, bondholders and prospective members should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. Each of the ratings from the NRSROs should be evaluated independently. Historically, the FHLBanks’ GSE status and highest available credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members provide other funds to the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, or letters of credit issued by the FHLBank. As of May 1, 2006, Moody’s had assigned a deposit rating of Aaa / P-1 with a stable outlook to each individual FHLBank.
Prior to September 2003, S&P had assigned credit ratings of AAA / A-1+ and stable outlooks to each of the 12 FHLBanks. Between September 2003 and August 2005, S&P reduced the credit ratings of three FHLBanks to AA+/A-1+ and assigned negative outlooks to four FHLBanks rated AAA/A-1+ (including the Bank) and two FHLBanks rated AA+/A-1+. The Bank’s outlook was revised from stable to negative in August 2005 in response to the Bank’s announcement on August 22, 2005 that it would restate certain of its previously issued financial statements and that it had sold approximately $1.2 billion (par value) of investment securities. On April 25, 2006, S&P placed its AAA long-term counterparty credit rating on one of the FHLBanks on CreditWatch with negative implications. At that time, S&P indicated that, should there be a near-term rating action, it did not anticipate lowering that FHLBank’s rating by more than one notch to AA+.
Since June 30, 2004, two FHLBanks have entered into written agreements with the Finance Board that address what the agency described as “certain shortcomings” in various of those FHLBanks’ practices. The written agreements are available on the Finance Board’s web site at www.fhfb.gov.
Neither the ratings actions or written agreements described above, nor the events or developments at the affected FHLBanks that precipitated those actions, have had or are expected to have an impact on the FHLBanks’ ability to issue debt in the financial markets, nor have they raised or are they expected to raise concerns regarding potential losses under the Bank’s joint and several liability. Therefore, while there can be no assurances about the future, based on the information available at this time, the Bank has no reason to believe that these developments will have a material impact on the Bank’s financial condition or liquidity in the foreseeable future.

The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, caps and floors. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group (hereinafter collectively referred to as “SFAS 133”). The adoption of SFAS 133 on January 1, 2001 introduced more volatility than existed previously in the Bank’s periodic earnings.
The Bank’s earnings, exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133, are generated almost entirely from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including net interest payments on interest rate exchange agreements designated as economic hedges and excluding interest expense on mandatorily redeemable capital stock, as discussed below), the spread component of its interest income is much smaller than a typical commercial bank, and a much larger portion of its net interest income is derived from the investment of its capital. Because the Bank’s interest rate risk profile is typically fairly neutral, which means that its capital is effectively invested in shorter-term assets, the Bank’s earnings and returns on capital (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. As a result, the Bank’s profitability objective has been to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings targets and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. For the three months ended March 31, 2006 and 2005, the average effective federal funds rate was 4.46 percent and 2.47 percent, respectively. During these periods, the Bank declared and paid dividends at annualized rates of 4.45 percent and 2.95 percent, respectively.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2006 and December 31, 2005.
MEMBERSHIP SUMMARY

	March 31,	December 31,
	2006	2005
Commercial banks	735	739
Thrifts	93	91
Credit unions	42	42
Insurance companies	15	15

Total members	885	887

Housing associates	8	8
Non-member borrowers	11	12

Total	904	907

Community Financial Institutions	748	761

Financial Intermediation and Interest Rate Exchange Agreements
The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, all member institutions may obtain advances through a variety of product types that include features as diverse as variable and fixed coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. With bullet advances, all principal is due at maturity. The Bank funds advances primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligation bonds and discount notes and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies.
The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is to contemporaneously execute interest rate exchange agreements when acquiring assets and/or issuing liabilities in order to convert the instruments’ cash flows to a floating rate that is indexed to the London Interbank Offered Rate (“LIBOR”). By doing so, the Bank reduces its interest rate risk exposure and preserves the value of, and earns more stable returns on, its members’ capital investment.
Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the statement of condition. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. All of the Bank’s derivative instruments that are designated in SFAS 133 hedging relationships hedge the Bank’s exposure to changes in fair value due to changes in benchmark interest rates. Since the adoption of SFAS 133, the Bank has not had any derivative instruments classified as cash flow hedges.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of March 31, 2006 and December 31, 2005, the Bank’s notional balance of interest rate exchange agreements was $50.2 billion and $46.8 billion, respectively, while its total assets were $56.9 billion and $64.9 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in the section entitled “Counterparty Credit Risk” in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”
As discussed above and elsewhere in this quarterly report, the Bank uses interest rate exchange agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements.
The following table illustrates the impact that derivatives have had on the Bank’s operating results and capital for the three months ended March 31, 2006 and 2005. The amounts presented for the three months ended March 31, 2005 include the effects of the Bank’s restatement, which is described below in the section entitled “Restatement of Previously Issued Financial Statements.” Readers should understand that this table cannot be used to determine what the Bank’s financial results would have been in the absence of the availability of interest rate exchange agreements. In that event, the Bank would have made different lending, funding and investment decisions in order to minimize interest rate risk through the use of cash instruments. For instance, without derivatives, the Bank would have attempted to match fund fixed rate advances with fixed rate debt.

IMPACT OF INTEREST RATE EXCHANGE AGREEMENTS
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Net increase (decrease) in interest income	$6,241	$(43,339)
Net decrease (increase) in interest expense	(48,662)	29,199

Net decrease in net interest income	(42,421)	(14,140)

Net decrease in other income	(3,024)	(9,273)

Net decrease in income before assessments	(45,445)	(23,413)

Decrease in assessments	12,057	6,212

Decrease in net income	(33,388)	(17,201)

Net increase in other comprehensive income	15,739	99,874

Net increase (decrease) in capital	$(17,649)	$82,673

Statement of Financial Accounting Standards No. 133
The Bank adopted SFAS 133 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives are recorded each period in current earnings. SFAS 133 also sets forth conditions that must exist in order for balance sheet items to qualify for hedge accounting. If an asset or liability qualifies for hedge accounting, changes in the fair value of the hedged item are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying hedge has an impact on current earnings.
Implementation of SFAS 133 introduced more variability in the Bank’s periodic earnings than existed previously. This variability occurs in the form of the net difference between changes in the fair values of the hedge (the derivative instrument) and the hedged item (the asset or liability), if any, for accounting purposes. For the Bank, two types of hedging relationships are primarily responsible for creating earnings volatility.
The first type involves transactions in which the Bank enters into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item (e.g., an advance, investment security or consolidated obligation). In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made and the changes in the fair values of the hedge and the hedged item are considered identical and offsetting (hereinafter referred to as the short-cut method). However, if the hedge or the hedged item fails to have certain characteristics defined in SFAS 133, the assumption of “no ineffectiveness” cannot be made, and the hedge and the hedged item must be marked to fair value independently (hereinafter referred to as the long-haul method). Under the long-haul method, the two components of the hedging relationship are marked to fair value using different discount rates, and the resulting changes in fair value are generally slightly different from one another. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of the Bank’s net income. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for the Bank.
The second type of hedging relationship that creates earnings volatility involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that do not qualify for hedge accounting under SFAS 133 (hereinafter referred to as a “non-SFAS 133” or “economic” hedge). For instance, as further described below, the Bank holds interest rate caps as a hedge against embedded caps in its floating rate Collateralized Mortgage Obligations (“CMOs”) classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps, assuming these instruments are held until their maturity.
As further described below in the section entitled “Restatement of Previously Issued Financial Statements,” the Bank determined, for a variety of reasons, that several types of highly effective hedging relationships originally believed to qualify as SFAS 133 hedges did not, upon further review, meet the requirements for hedge accounting, although many of the subject transactions would have qualified if they had been documented properly at their inception. To correct these errors, the Bank reversed the periodic (offsetting) changes in fair value of the hedged items that had previously been recognized in earnings. With these particular hedging relationships accounted for as economic hedges (rather than SFAS 133 hedges), the Bank’s restated results reflect significantly more volatility than its previously reported results.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration. The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of March 31, 2006, and the net fair value changes recorded in earnings for each of those categories during the three months ended March 31, 2006 and 2005. The net fair value changes recorded in earnings for the three months ended March 31, 2005 reflect the effects of the Bank’s restatement.

COMPOSITION OF DERIVATIVES

		Net Change in Fair Value (6)
	Total Notional at	Three Months Ended March 31,
	March 31, 2006	2006	2005
	(In millions of dollars)	(In thousands of dollars)
Advances
Short-cut method(1)	$6,148	$—	$—
Long-haul method(2)	976	(188)	356
Economic hedges(3)	3	25	10

Total	7,127	(163)	366

Investments
Short-cut method(1)	55	—	—
Long-haul method(2)	823	(152)	211
Economic hedges(4)	35	84	16,834

Total	913	(68)	17,045

Consolidated obligations
Short-cut method(1)	5,220	—	—
Long-haul method(2)	26,686	(1,921)	(11,438)
Economic hedges(3)	242	(929)	(3,481)

Total	32,148	(2,850)	(14,919)

Other economic
Caps(5)	4,915	149	(1,164)
Basis swaps(7)	5,050	(788)	48

Total	9,965	(639)	(1,116)

Total derivatives	$50,153	$(3,720)	$1,376

Total short-cut method	$11,423	$—	$—
Total long-haul method	28,485	(2,261)	(10,871)
Total economic hedges	10,245	(1,459)	12,247

Total derivatives	$50,153	$(3,720)	$1,376

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations or that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133.

(4)	Interest rate derivatives that are matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those relating to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

(7)	In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps to reduce the Bank’s exposure to widening spreads between one-month and three-month LIBOR. The agreements expired in March 2005. The Bank entered into $2.05 billion and $3.0 billion (notional) of interest rate basis swaps in November 2005 and February 2006, respectively; the agreements expire in June 2006 ($1.7 billion) and August 2006 ($3.35 billion).

Restatement of Previously Issued Financial Statements
Errors Identified
     During the third quarter of 2005 (in the course of preparing for registration of its equity securities with the SEC), the Bank identified certain errors with respect to the application of SFAS 133. To correct these errors, the Bank restated its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001. The effect of the restatement for the three months ended March 31, 2005 is discussed below.
•	Incorrect application of the short-cut method to 14 hedged available-for-sale securities

In August 2005, the Bank discovered 14 hedged available-for-sale securities for which the short-cut method of hedge accounting was incorrectly applied. With the exception of one transaction that was entered into in October 2001, all of these hedging relationships were established in 1998 and 1999. The par/notional amount of these transactions totaled $1.440 billion. In each case, the available-for-sale security and related interest rate swap were contemporaneously purchased in a package transaction at a par price. When these securities and derivatives were designated in short-cut hedging relationships at the date of adoption of SFAS 133 (January 1, 2001), the Bank failed to recognize that, while the package was acquired at a par price, the components of the transaction (the available-for-sale security and interest rate swap) would not have been priced at par if they had been acquired or executed individually. Because the interest rate swaps were entered into at a fair value other than zero, the hedging relationships failed to qualify for short-cut accounting. Additionally, certain of the subject interest rate swaps contained a written option that was not mirrored in the related available-for-sale security. Due to the presence of this option, the Bank ultimately concluded that these particular hedging relationships would not have qualified for the long-haul method of accounting either. For those hedging relationships that did not contain the referenced option, the provisions of SFAS 133 do not allow the Bank to retroactively apply the long-haul method because such hedges were incorrectly designated as qualifying for short-cut accounting and the Bank did not test the hedging relationships periodically for effectiveness.

To correct these errors, the Bank reversed the periodic changes in fair value of the available-for-sale securities attributable to the hedged risk that had previously been recognized in earnings and recorded such changes in fair value in other comprehensive income. In those periods where the change in fair value of the available-for-sale security attributable to the hedged risk was an unrealized gain, the reversal reduced income before assessments and increased other comprehensive income by equal amounts. In periods where the change in fair value of the available-for-sale security attributable to the hedged risk was an unrealized loss, the reversal increased income before assessments and reduced other comprehensive income by equal amounts. In addition to the adjustments described above, the Bank also recorded adjustments to establish the premiums associated with the subject available-for-sale securities and the related amortization thereof. These adjustments in turn had an impact on the amounts reported in other comprehensive income. Furthermore, the Bank recorded adjustments to the carrying amounts of the applicable interest rate swaps to reflect changes in the estimated fair value of the written options. Lastly, the Bank revised the amount of the transition adjustments relating to the subject available-for-sale securities as of January 1, 2001 and recorded the subsequent amortization thereof. In the aggregate, these adjustments increased income before assessments for the three months ended March 31, 2005 by $13,903,000.

Because these hedging relationships did not qualify as SFAS 133 fair value hedges in prior periods, they are accounted for as economic hedges in the Bank’s restated results. As such, the net interest expense associated with the subject interest rate swaps has been reclassified from interest income on available-for-sale securities to net losses on derivatives and hedging activities in the Bank’s restated statement of income. The reclassification had no impact on previously reported income before assessments or net income. As a result of this reclassification, interest income on available-for-sale securities was increased by $10,429,000 for the three months ended March 31, 2005. For this period, the reclassification increased by an equal amount the losses reported in net losses on derivatives and hedging activities.

In August 2005 (following the determination of the required accounting corrections), the Bank sold substantially all of the then remaining available-for-sale securities ($1.170 billion par value) and terminated the associated interest rate swaps.

•	Incorrect application of long-haul hedge accounting to 4 hedged available-for-sale securities

In September 2005, the Bank sold $2.9 billion (par value) of available-for-sale securities in 18 transactions and terminated the associated interest rate swaps. At the time these transactions were executed, the Bank identified four interest rate swaps with a notional amount totaling $127 million for which long-haul hedge accounting had been incorrectly applied since the adoption of SFAS 133. All four of these hedging relationships were established in 1997. When these particular interest rate swaps were terminated, it was discovered that the agreements contained a written option that was not mirrored in the hedged item. Due to the presence of this option, the Bank concluded that the transactions did not qualify for hedge accounting under SFAS 133.

To correct these errors, the Bank reversed the periodic changes in fair value of the four available-for-sale securities attributable to the hedged risk that had previously been recognized in earnings (that is, the Bank reclassified these periodic changes in fair value from income before assessments to other comprehensive income). In addition, the Bank also recorded adjustments to the carrying amounts of the four interest rate swaps to reflect the changes in the estimated fair value of the written options. Furthermore, the Bank revised the amount of the transition adjustments relating to the four available-for-sale securities as of January 1, 2001 and recorded the subsequent amortization thereof. In the aggregate, these adjustments increased income before assessments for the three months ended March 31, 2005 by $2,320,000.

As these hedging relationships should have been accounted for as economic hedges, the net interest expense associated with the four interest rate swaps has been reclassified from interest income on available-for-sale securities to net losses on derivatives and hedging activities in the Bank’s restated statement of income. The reclassification had no impact on previously reported income before assessments or net income. As a result of this reclassification, interest income on available-for-sale securities was increased by $1,317,000 for the three months ended March 31, 2005. For this period, the reclassification increased by an equal amount the losses reported in net losses on derivatives and hedging activities.

•	Changes to benchmark valuation methodology for long-haul hedging relationships

The Bank accounts for certain fair value hedging relationships involving consolidated obligation bonds, advances and available-for-sale securities using the long-haul method of accounting. For each of these relationships, the Bank is hedging fair value risk attributable to changes in LIBOR, the designated benchmark interest rate. The benchmark fair values of the Bank’s consolidated obligation bonds, advances and available-for-sale securities are derived by discounting each item’s remaining contractual cash flows at a fixed/constant spread to the LIBOR curve on an instrument-by-instrument basis. For each hedged item, the spread to the LIBOR curve is equal to the market spread at the time of issuance/purchase. By calculating benchmark fair values using the market spread at inception and holding that spread to LIBOR constant throughout the life of the hedging relationship, the Bank is able to isolate changes in fair value attributable to changes in LIBOR.

Following an evaluation of its previous practices, the Bank concluded that its benchmark valuation methodology was flawed in certain respects. Among other things, the Bank determined in some cases that the periodic basis adjustments included elements unrelated to the risk being hedged. To correct this and other deficiencies in its benchmark valuation methodology, the Bank revised the amount of the periodic changes in the benchmark fair values for the affected consolidated obligation bonds, advances and available-for-sale securities that had previously been reported in earnings. For the three months ended March 31, 2005, the revisions resulted in adjustments that reduced income before assessments by $3,874,000.

•	Valuation methodology inconsistent with hedge documentation for certain instruments containing complex coupons.

Following an evaluation of its previous practices, the Bank determined with respect to certain long-haul hedging relationships involving available-for-sale securities and consolidated obligation bonds that its valuation methodology was not consistent with its designated benchmark hedging strategy. Substantially all of these hedging relationships were entered into prior to 1999. All of the subject available-for-sale securities and consolidated obligation bonds contained complex coupons and were hedged with mirror-image interest rate swaps. As of January 1, 2001, the par amount of the subject available-for-sale securities and consolidated obligation bonds totaled $129 million and $795 million, respectively; as a result of maturities, these amounts had declined to $7 million and $75 million, respectively, as of March 31, 2006. Because of the inconsistency between its documented hedging strategy and its actual valuation practice, the Bank concluded that these relationships failed to meet the requirements for hedge accounting under SFAS 133. Accordingly, the Bank reversed the periodic changes in fair value of the available-for-sale securities and consolidated obligation bonds purportedly attributable to the hedged risk that had previously been recognized in earnings. In addition, the Bank revised the amount of the transition adjustments relating to the subject available-for-sale securities and consolidated obligations as of January 1, 2001 and recorded the subsequent amortization thereof. In the aggregate, these adjustments reduced income before assessments for the three months ended March 31, 2005 by $5,166,000.

Because these hedging relationships did not qualify as SFAS 133 fair value hedges in prior periods, they are accounted for as economic hedges in the Bank’s restated results. As such, the net interest expense associated with the interest rate swaps that hedge the available-for-sale securities has been reclassified from interest income on available-for-sale securities to net losses on derivatives and hedging activities in the Bank’s restated statement of income. Similarly, the net interest income associated with the interest rate swaps that hedge the consolidated obligation bonds has been reclassified from interest expense on consolidated obligation bonds to net losses on derivatives and hedging activities in the Bank’s restated statement of income. The reclassifications had no impact on previously reported income before assessments or net income. As a result of these reclassifications, interest income on available-for-sale securities was increased by $174,000 for the three months ended March 31, 2005. For this same period, interest expense on consolidated obligation bonds was increased by $1,888,000. In the aggregate, the reclassifications reduced the amount of losses reported in net losses on derivatives and hedging activities for the three months ended March 31, 2005 by $1,714,000.

•	Other errors relating to the application of SFAS 133

In the course of its review, the Bank also determined that it had incorrectly applied the short-cut method of accounting to the Bank’s hedged discount notes. Adjustments to correct the accounting for the hedged discount notes are also included in the Bank’s restated financial statements. Additionally, to comply with the provisions of SFAS 133, the Bank’s restated results reflect trade date accounting for derivatives. Previously, the Bank recorded derivatives on the settlement date of the hedged items consistent with the required settlement date accounting for those items. Furthermore, the Bank revised its previously reported gains on early extinguishment of debt for the three months ended March 31, 2005 to include the cumulative SFAS 133 basis adjustments associated with the extinguished debt; previously, these basis adjustments were written off against net losses on derivatives and hedging activities. In the aggregate, these other adjustments increased income before assessments for the three months ended March 31, 2005 by $50,000.
Impact of the Restatement on the Bank’s REFCORP and AHP Assessments
The restatement resulted in lower cumulative income before assessments as of March 31, 2005 and December 31, 2004, 2003 and 2002; 2002 was the only full year for which the Bank had a loss before assessments. On January 25, 2006, the Finance Board issued Advisory Bulletin 06-01 (“AB 06-01”) which provides guidance to those FHLBanks that are required to restate their financial statements in connection with the registration of their equity securities with the SEC. Pursuant to the guidance in AB 06-01, the Bank has recalculated its REFCORP and AHP assessments for the three months ended March 31, 2005 based upon its restated income before assessments for that period. The recalculated amounts have been recorded in the Bank’s restated statement of income.

Summary of Restatement Effects
The restatement did not impact the Bank’s total cash flows from operating, investing or financing activities for the three months ended March 31, 2005. The effects of the restatement on the Bank’s previously issued statement of income for the three months ended March 31, 2005 are summarized in the following table.
RECONCILIATION OF STATEMENT OF INCOME
For the Three Months Ended March 31, 2005
(In thousands of dollars)

								Effect of	As Adjusted
		Adjustments						Change in	for Change
	As Previously	14 AFS	4 AFS	Benchmark	Complex Coupon		As	Accounting	in Accounting
	Reported	Securities(1)	Securities(2)	Valuation(3)	Instruments(4)	Other(5)	Restated	Principle(6)	Principle(6)
INTEREST INCOME
Available-for-sale securities	$35,871	$10,318	$1,288	$—	$176	$(39)	$47,614	$—	$47,614
Mortgage loans held for portfolio	9,654	—	—	—	—	—	9,654	(32)	9,622
Other	414,053	—	—	—	—	—	414,053	—	414,053

Total interest income	459,578	10,318	1,288	—	176	(39)	471,321	(32)	471,289

INTEREST EXPENSE
Consolidated obligations
Bonds	382,275	—	—	—	2,853	152	385,280	—	385,280
Discount notes	18,239	—	—	—	—	(592)	17,647	—	17,647
Other	13,666	—	—	—	—	—	13,666	—	13,666

Total interest expense	414,180	—	—	—	2,853	(440)	416,593	—	416,593

NET INTEREST INCOME	45,398	10,318	1,288	—	(2,677)	401	54,728	(32)	54,696
Provision (release of allowance) for credit losses on mortgage loans	(15)	—	—	—	—	—	(15)	—	(15)

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	45,413	10,318	1,288	—	(2,677)	401	54,743	(32)	54,711

OTHER INCOME (LOSS)
Net gains (losses) on derivatives and hedging activities(7)	(8,026)	3,585	1,032	(3,874)	(2,489)	499	(9,273)	—	(9,273)
Gains on early extinguishment of debt(7)	1,088	—	—	—	—	(850)	238	—	238
Other, net	(754)	—	—	—	—	—	(754)	—	(754)

Total other income (loss)	(7,692)	3,585	1,032	(3,874)	(2,489)	(351)	(9,789)	—	(9,789)

OTHER EXPENSE
Salaries and benefits	5,341	—	—	—	—	—	5,341	—	5,341
Other	5,147	—	—	—	—	—	5,147	—	5,147

Total other expense	10,488	—	—	—	—	—	10,488	—	10,488

INCOME BEFORE ASSESSMENTS	27,233	13,903	2,320	(3,874)	(5,166)	50	34,466	(32)	34,434

Affordable Housing Program	2,465	1,135	189	(316)	(422)	4	3,055	(2)	3,053
REFCORP	4,954	2,554	426	(712)	(949)	9	6,282	(6)	6,276

Total assessments	7,419	3,689	615	(1,028)	(1,371)	13	9,337	(8)	9,329

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	19,814	10,214	1,705	(2,846)	(3,795)	37	25,129	(24)	25,105

Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	908	908

NET INCOME	$19,814	$10,214	$1,705	$(2,846)	$(3,795)	$37	$25,129	$884	$26,013

(1)	Represents the impact of reversing the periodic changes in fair value of the available-for-sale securities attributable to the hedged risk that had previously been recognized in earnings, recording the premiums on the available-for-sale securities and the related amortization thereof, reclassifying the net interest expense on the related interest rate swaps, and recording changes in the estimated fair value of the written options.

(2)	Represents the impact of reversing the periodic changes in fair value of the available-for-sale securities attributable to the hedged risk that had previously been recognized in earnings, reclassifying the net interest expense on the related interest rate swaps, and recording changes in the estimated fair value of the written options.

(3)	Represents the impact of changes to the Bank’s benchmark valuation methodology for long-haul relationships.

(4)	Represents the impact of reversing the periodic changes in fair value of the available-for-sale securities and consolidated obligation bonds purportedly attributable to the hedged risk that had previously been recognized in earnings and reclassifying the net interest income/expense on the related interest rate swaps.

(5)	Represents the adjustments to correct the other errors relating to the application of SFAS 133.

(6)	During the fourth quarter of 2005, the Bank elected to change its method of accounting for the amortization and accretion of premiums and discounts on mortgage loans held for portfolio from one generally accepted accounting principle to another under SFAS 91. The change was adopted retrospectively as of January 1, 2005. See section entitled “Results of Operations” for more information.

(7)	The “As Restated” amounts have been revised from the amounts that were originally reported. Gains on early extinguishment of debt and net losses on derivatives and hedging activities were each increased by $14,000. Total other income (loss), income before assessments and net income were unaffected by this revision. See “Part I / Item 1 — Financial Statements” for more information.
Most of the errors described above also affected 2004, 2003, 2002 and 2001; as a result, in the Bank’s restatement, opening retained earnings as of January 1, 2005 has been adjusted as summarized below:

RECONCILIATION OF RETAINED EARNINGS AS OF JANUARY 1, 2005
(In thousands of dollars)

Retained earnings as of January 1, 2005, as previously reported	$143,897

Adjustments to retained earnings as of January 1, 2005:
Incorrect application of the short-cut method to 14 hedged available-for-sale securities	(114,264)
Incorrect application of long-haul hedge accounting to 4 hedged available-for-sale securities	(15,658)
Changes to benchmark valuation methodology for long-haul hedging relationships	1,499
Complex coupon instruments	11,140
Other errors relating to the application of SFAS 133	(694)

Retained earnings as of January 1, 2005, as restated	$25,920

Potential Impact of Hurricanes Katrina and Rita
During the third quarter of 2005, two significant hurricanes struck the Gulf Coast of the United States. On August 29, 2005, Hurricane Katrina made landfall near New Orleans, Louisiana causing substantial damage to coastal areas of Louisiana, Mississippi and Alabama. Then, on September 24, 2005, Hurricane Rita made landfall near the Louisiana-Texas border causing significant but less substantial damage in southwest Louisiana and southeast Texas.
These storms had varying degrees of impact on the Bank’s members and MPF mortgage loan borrowers in the affected areas. As further described below, the Bank has analyzed the potential impact that damage related to Hurricanes Katrina and Rita might have on its advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS investments. Letters of credit are included in the Bank’s analysis as if they were advances because a letter of credit would be converted into an advance in the event a member were to default on its obligation to the beneficiary. For the same reason, letters of credit are required to be collateralized at issuance as if they were advances. Based on the limited amount of information currently available, the Bank is not able to estimate at this time either the likelihood or the amount of potential losses to the Bank, if any, as a result of the hurricanes.
At March 31, 2006, approximately 210 of the Bank’s member institutions were headquartered in the areas that, by January 9, 2006, had been designated by the Federal Emergency Management Agency (“FEMA”) for both individual and public assistance. The Bank believes that members in the affected areas have been and may continue to be adversely affected in a variety of ways and to varying degrees by the hurricanes, including damage to their physical properties, the inability of their borrowers to repay loans made by the institutions, damage to the borrowers’ properties that serve as collateral for the loans made by the institutions, and a reduction in their customer base, at least in the short-term, as a result of the dislocation of a significant portion of the population of the affected areas. After reviewing the current operational state and available financial reports of member institutions that operate primarily in the affected areas, the Bank has identified a small number of institutions which it currently believes may be the most affected and that may have a relatively greater degree of difficulty recovering from the hurricanes (the “Most Affected Members”).
As of March 31, 2006, advances and letters of credit outstanding to the Most Affected Members totaled approximately $309 million, with balances for individual institutions ranging from $1.4 million to $92.2 million. The total was comprised of $207 million in advances (which represented 0.5 percent of the Bank’s outstanding advances at March 31, 2006) and $102 million in letters of credit. The $309 million total included approximately $195 million of advances and letters of credit secured by loans pledged under a blanket lien or held in custody by the Bank, which represented 8.2 percent of the aggregate book value of those assets as reflected in the members’ March 31, 2006 regulatory financial reports. For individual members within this group, the percentages ranged from 1.9 percent (for a member with $8.6 million of advances and letters of credit) to 31.4 percent (for a member with $21.4 million of advances only). The largest amount of advances and letters of credit outstanding to a single institution in this group that were secured by loans pledged under a blanket lien or held in custody was $90.0 million, which represented 24.2 percent of the book value of the pledged assets.

The primary source of repayment of advances (including those that may be created when letters of credit have been funded) is derived from the borrowing members’ ongoing operations. At this time, all principal and interest amounts on the Bank’s advances have been received in accordance with the contractual terms of the applicable agreements. In addition, the Bank has not been required to fund any letters of credit. For a variety of reasons, however, it is still too early to have any credible insight into how well institutions in the affected areas will ultimately be able to recover from the hurricanes’ effects, how well the local economies in which they operate will recover, what impact insurance settlements and federal and/or other assistance for members’ consumer and commercial borrowers will have on the borrowers’ ability to rebuild their homes and businesses and repay outstanding loans, or what assistance might be available to the institutions from their primary regulators or through Congressional action.
If a member institution fails or is otherwise unable to meet its obligations, a secondary source of repayment is the collateral pledged by the member. For a variety of reasons, including the uncertainty of the amount of damage incurred by the underlying properties, the uncertainty of the amount of insurance settlements that may be made on those properties, and the uncertainty of the ultimate marketability of those properties, it is not possible at this time to determine the impact that the hurricanes may have had on the value of the loan collateral supporting the Bank’s advances and letters of credit. As more information becomes available to the Bank over time, its assessment of the impact of the hurricanes on individual institutions’ operations and the identification of the Most Affected Members may change.
At March 31, 2006, the Bank also held interests totaling $30.3 million in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that had been, by January 9, 2006, designated by FEMA for both individual and public assistance. This amount included approximately $12.1 million of interests in loans collateralized by properties located in the hardest hit counties and parishes in Mississippi and Louisiana. These balances represented 5.9 percent and 2.3 percent, respectively, of the Bank’s mortgage loans held for portfolio as of March 31, 2006. Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. The Bank is still assessing the damage to the underlying properties and the potential for recovery under insurance policies and MPF credit enhancements. Since confirmation of specific damage or insurance coverage is not yet available and the impact of the credit enhancements is not yet determinable, the Bank cannot yet quantify the impact of the hurricanes on its mortgage loan portfolio. At this time, two loans secured by properties located in the FEMA-designated areas are 90 days or more past due; the Bank’s interest in these loans totaled $62,000 as of March 31, 2006.
The Bank also owns several non-agency residential and commercial mortgage-backed securities (“MBS”) that are collateralized in part by loans on properties that are located in the affected areas. Credit support for the senior tranches of these securities held by the Bank is provided by subordinated tranches that absorb losses before the senior tranches held by the Bank would be affected. The amount of loans in the affected areas that are part of the Bank’s residential and commercial mortgage-backed securities portfolios represents only a small fraction of the subordinated tranches that provide credit support for the senior tranches held by the Bank. As of March 31, 2006, all of the Bank’s MBS investments were rated triple-A. Therefore, at this time, the Bank does not anticipate any losses in its MBS portfolio related to Hurricanes Katrina or Rita.
The Bank is continuing to evaluate the impact of the hurricanes on its advances (including those that may be created if a letter of credit is required to be funded), mortgage loans held for portfolio and non-agency MBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
Proposed Regulatory Changes
On March 15, 2006, the Finance Board published for comment a proposed regulation entitled “Excess Stock Restrictions and Retained Earnings Requirements for the Federal Home Loan Banks” (the “Proposed Regulation”). If adopted in its current form, the Proposed Regulation would establish a minimum retained earnings requirement for each FHLBank, limit the amount of excess stock that FHLBanks could have outstanding, and impose new restrictions on the amount, timing and form of dividends that FHLBanks could pay to their shareholders. Key provisions of the Proposed Regulation would:

•	establish a minimum retained earnings requirement equal to $50 million plus 1.0 percent of a FHLBank’s average balance of non-advances assets;

•	for FHLBanks that have not achieved initial compliance with the minimum retained earnings requirement, limit the amount of dividends that the FHLBank could pay without Finance Board approval to 50 percent of the FHLBank’s quarterly net income;

•	for FHLBanks that have achieved initial compliance with the minimum retained earnings requirement, prohibit the payment of dividends without Finance Board approval if the FHLBank’s retained earnings subsequently fall below its minimum requirement;

•	require each FHLBank to declare and pay dividends only after the close of the quarter to which the dividend payment pertains and the FHLBank’s earnings for that quarter have been calculated;

•	prohibit the payment of dividends in the form of capital stock;

•	limit the aggregate amount of stock held by shareholders in excess of their minimum investment requirements (excess stock) to 1.0 percent of a FHLBank’s total assets; and

•	prohibit a shareholder, or an institution that has been approved for membership in a FHLBank, from purchasing capital stock if that stock would be excess stock at the time of purchase.
The Proposed Regulation is subject to the provisions of the Administrative Procedures Act, and will remain open for public comment until July 13, 2006. The final regulation, if any, approved by the Finance Board may be different from the Proposed Regulation.
Based on a preliminary analysis, the Bank does not currently believe that implementation of the Proposed Regulation, if adopted in its current form, would require substantive changes in the Bank’s financial management or business operations. While there can be no assurances, relying on information currently available, including current projections of business activity and earnings for the remainder of 2006, the Bank anticipates that it would have sufficient retained earnings to comply with the minimum retained earnings requirement at the time the regulation is likely to become effective, if it were able to maintain its current dividend declaration and payment schedule. The proposed restrictions on the timing and form of dividend payments, however, would require significant changes from the Bank’s current practices.
Historically, the Bank has declared dividends during a calendar quarter based in part on estimated earnings for that quarter, and has paid dividends on the last business day of the quarter. The proposed requirement to declare and pay dividends only after the close of the quarter to which the dividend pertains and the Bank’s earnings for that quarter have been calculated would require that dividends be declared and paid no earlier than the month following the end of the calendar quarter to which they pertain.
As discussed in the Bank’s Amended Form 10 and in the sub-section below entitled “Retained Earnings and Dividends,” in light of earnings volatility related to the accounting requirements of SFAS 133, the Bank has been reviewing the timing of its dividend declaration and payment process. In that regard, the Bank has been exploring alternative ways to modify its current process beginning with the third quarter 2006 dividend so that it can declare and pay dividends with the benefit of knowing its actual earnings for the dividend period. In light of the timing requirements contained in the Proposed Regulation, the Bank anticipates making such a change in a way that would also comply with those requirements. Depending on the effective date and exact provisions of a final regulation that may be adopted by the Finance Board, if any, the manner in which the Bank implements a change in the timing of its dividend declaration and payment process during the third quarter of 2006 could have an impact on the date the Bank achieves compliance with the Proposed Regulation and could restrict the amount the Bank would be allowed to pay in dividends immediately following the date the Proposed Regulation becomes effective.
The proposed prohibition on the payment of dividends in the form of capital stock would also require a change from current practice, since the Bank has historically paid dividends in the form of capital stock. In addition, the proposed requirement that dividends be paid in cash may have an impact on the tax treatment of those dividends for the Bank’s shareholders.
Partly because the Bank has limited members’ accumulation of excess stock by periodically repurchasing a portion of shareholders’ excess stock, aggregate excess stock held by shareholders has been less than one percent of the Bank’s total assets throughout the period since implementation of its capital plan. In addition, the Bank believes that the aggregate amount of excess stock held by its shareholders will not exceed the limitation contained in the Proposed Regulation, as it is currently written, if and when it becomes effective. Further, the Bank does not allow purchases of capital stock that would be excess at the time of purchase. Therefore, it does not anticipate that the proposed prohibition on stock dividends, the proposed limit on the maximum aggregate amount of excess stock members could hold, or the prohibition of sales of excess stock would have a significant impact on the Bank’s ability to manage its capital or to maintain appropriate levels of capital.
Financial Condition
The following table provides selected period-end balances as of March 31, 2006 and December 31, 2005, as well as selected average balances for the three-month period ended March 31, 2006 and the year ended December 31, 2005. In addition, the table provides the percentage increase or decrease in each of these balances from period-to-period. As shown in the table, the Bank’s total assets decreased by 12.3 percent (or $8.0 billion) during the three months ended March 31, 2006, due primarily to a $4.1 billion decline in advances and a $3.6 billion decline in short-term investments during the period. As the Bank’s assets decreased, the funding for those assets also declined. During the three months ended March 31, 2006, total consolidated obligations decreased by $8.4 billion; consolidated obligation bonds and discount notes declined by $0.9 billion and $7.5 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31,
	2006
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2005
Advances	$42,381	(8.8)%	$46,457
Short-term investments (federal funds sold)	4,325	(45.2)	7,896
Long-term investments (1)	8,785	(5.2)	9,265
Mortgage loans, net	517	(4.6)	542
Total assets	56,864	(12.3)	64,852
Consolidated obligations — bonds	45,229	(1.9)	46,122
Consolidated obligations — discount notes	3,696	(67.1)	11,220
Total consolidated obligations	48,925	(14.7)	57,342
Mandatorily redeemable capital stock	229	(28.2)	319
Capital stock	2,275	(1.0)	2,299
Retained earnings	181	1.7	178
Average total assets	59,582	(8.2)	64,933
Average capital stock	2,260	(9.9)	2,508
Average mandatorily redeemable capital stock	275	(15.6)	326

(1)	Includes securities classified as held-to-maturity, available-for-sale and trading.

Advances
The following table presents advances outstanding, by type of institution, as of March 31, 2006 and December 31, 2005.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial banks	$12,803	30%	$14,361	31%
Thrift institutions	22,742	53	22,906	49
Credit unions	1,321	3	1,307	3
Insurance companies	215	1	213	1

Total member advances	37,081	87	38,787	84

Housing associates	9	—	49	—
Non-member borrowers	5,362	13	7,652	16

Total par value of advances	$42,452	100%	$46,488	100%

Total par value of advances outstanding to CFIs	$5,969	14%	$6,989	15%

At March 31, 2006, the carrying value of the Bank’s advances portfolio totaled $42.4 billion, compared to $46.5 billion at December 31, 2005. The par value of advances outstanding at March 31, 2006 and December 31, 2005 was $42.5 billion and $46.5 billion, respectively.
The $4.0 billion decline in outstanding advances during the first three months of 2006 was attributable in large part to a $3.0 billion decrease in advances to the Bank’s ten largest borrowers, of which $2.3 billion was attributable to Washington Mutual Bank, as further discussed below. Advances also declined for all other segments of the Bank’s membership during the first quarter of 2006, as it appears that many members reduced their overall reliance on wholesale funding sources, some members increased their use of brokered deposits, and some members reduced their borrowing activity because market spreads between advances and their asset alternatives contracted as short-term interest rates increased. At March 31, 2006, advances outstanding to the Bank’s ten largest borrowers totaled $29.2 billion, representing 68.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $32.2 billion at December 31, 2005, representing 69.3 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of March 31, 2006.

TEN LARGEST BORROWERS AS OF MARCH 31, 2006
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
World Savings Bank, FSB Texas	Houston	TX	$11,247	26.5%
Guaranty Bank	Austin	TX	6,308	14.9
Washington Mutual Bank	Stockton	CA	5,200	12.3
Franklin Bank, SSB	Austin	TX	2,050	4.8
International Bank of Commerce	Laredo	TX	1,415	3.3
Capital One, National Association *	New Orleans	LA	1,295	3.1
Charter Bank	Santa Fe	NM	512	1.2
Southside Bank	Tyler	TX	479	1.1
Trustmark National Bank	Jackson	MS	350	0.8
Southwest Corporate FCU	Plano	TX	333	0.8

			$29,189	68.8%

*	Previously known as Hibernia National Bank
At March 31, 2006, the Bank’s third largest borrower was Washington Mutual Bank, a California-based institution with $5.2 billion of advances outstanding. On February 13, 2001, Washington Mutual Bank acquired Bank United, then the Bank’s largest stockholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances, which mature between 2006 and 2008, and in so doing became a non-member borrower. Advances to non-member borrowers may not be renewed at maturity. During the three months ended March 31, 2006, $2.3 billion of Washington Mutual Bank’s advances matured and were repaid. The balance of Washington Mutual Bank’s advances are scheduled to mature as follows: $1.687 billion in 2006, $3.145 billion in 2007, and $0.368 billion in early 2008.
The Bank believes that the loss of the advances currently held by Washington Mutual Bank will have a modestly negative economic impact on the Bank’s members. Currently, the Bank estimates that the loss of those advances from the Bank’s portfolio, accompanied by the repurchase and retirement of the capital stock held to support those advances, could reduce its return on total capital stock by approximately five to ten basis points. A larger balance of advances helps provide a critical mass of advances and capital over which to spread the Bank’s overhead, which helps maintain dividends and relatively lower advance pricing. The magnitude of the actual economic impact will depend on the size and profitability of the Bank at the time that the advances are repaid.
A similar outcome would result in the event that one or more of the Bank’s other large borrowers repays its advances and ceases to be a member of the Bank. In November 2005, Capital One Financial Corp. (domiciled in the Fourth District of the FHLBank System) acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s sixth largest borrower at March 31, 2006. Thus far, Capital One has indicated that it intends to maintain Capital One, National Association’s Ninth District charter.
On May 7, 2006, Wachovia Corporation (NYSE:WB) announced that it had signed a definitive agreement to acquire Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), the Bank’s largest borrower and stockholder as of March 31, 2006. Completion of the transaction, which the parties expect to close in the fourth quarter of 2006, is subject to shareholder approvals by both companies and normal regulatory approvals. As indicated in the table above, World Savings had $11.2 billion of advances outstanding as of March 31, 2006, which represented 26.5 percent of the Bank’s total outstanding advances at that date. World Savings subsequently borrowed an additional $2.0 billion in April and May 2006, bringing its total advances with the Bank to $13.2 billion as of May 25, 2006. The scheduled maturities of World Savings’ advances are spread over the five-year period between 2006 and 2011.

Wachovia Corporation is domiciled in the Fourth District of the FHLBank System, and an affiliate of World Savings maintains a charter in the Eleventh District. The Bank is currently unable to predict whether Wachovia Corporation will maintain World Savings’ Ninth District charter and, if so, to what extent, if any, it may alter World Savings’ relationship with the Bank. For instance, Wachovia might retain World Savings’ Ninth District charter, maintain World Savings’ membership in the Bank, and continue to borrow from the Bank in the normal course of business, in which case Wachovia’s acquisition of Golden West would not be expected to have a negative impact on the Bank. Alternatively, Wachovia might elect to dissolve World Savings’ Ninth District charter and terminate its membership with the Bank, in which case it might elect to leave the existing advances outstanding until their scheduled maturities, or prepay the advances along with any prepayment fees that might be due under the Bank’s normal prepayment fee policies. While the impact of the termination of World Savings’ membership in the Bank would be negative for the reasons cited above with regard to the repayment of Washington Mutual’s advances, the Bank believes its ability to adjust its capital levels in accordance with any reduction in advances outstanding would mitigate to a large extent the negative impact on the Bank’s remaining stockholders.
During the three months ended March 31, 2006, demand for the Bank’s variable rate product offerings decreased slightly, as variable rate advances decreased from 46.8 percent of the Bank’s outstanding advances at December 31, 2005 to 44.6 percent of outstanding advances at March 31, 2006. The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of March 31, 2006 and December 31, 2005.
COMPOSITION OF ADVANCES
(Dollars in millions)

	March 31, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$10,013	23.6%	$10,515	22.6%
Maturity 1 month to 12 months	3,442	8.1	3,680	7.9
Maturity greater than 1 year	3,361	7.9	3,487	7.5
Fixed rate, amortizing	5,397	12.7	5,662	12.2
Fixed rate, putable	1,295	3.1	1,375	3.0

Total fixed rate advances	23,508	55.4	24,719	53.2
Floating rate advances
Maturity less than one month	2	—	837	1.8
Maturity 1 month to 12 months	5,739	13.5	6,641	14.3
Maturity greater than 1 year	13,203	31.1	14,291	30.7

Total floating rate advances	18,944	44.6	21,769	46.8

Total par value	$42,452	100.0%	$46,488	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. Due in large part to these collateral requirements, the Bank has not experienced any credit losses on advances since it was founded in 1932, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances. The potential impact, if any, that damage related to Hurricanes Katrina and Rita might have on the Bank’s advances is discussed above in the section entitled “Potential Impact of Hurricanes Katrina and Rita.”
Investment Securities
At March 31, 2006 and December 31, 2005, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $4.3 billion and $7.9 billion, respectively. The general conditions that made investing in overnight federal funds an attractive opportunity diminished between December 31, 2005 and March 31, 2006, resulting in the Bank’s decision to reduce its short-term investments. At March 31, 2006, the Bank’s long-term investment portfolio was comprised of $8.5 billion of MBS and $0.3 billion of U.S. agency debentures. As of year-end 2005, the Bank’s long-term investment portfolio was comprised of $9.0 billion of MBS and $0.3 billion of U.S. agency debentures.

The Bank’s long-term investment portfolio at March 31, 2006 and December 31, 2005 includes securities that are classified for balance sheet purposes as either held-to-maturity, available-for-sale or trading as set forth in the following tables.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
March 31, 2006	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$162	$—	$—	$162	$162
Government-sponsored enterprises	—	63	—	63	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	162	105	—	267	162

MBS portfolio
U.S. government guaranteed obligations	56	—	—	56	56
Government-sponsored enterprises	5,332	583	37	5,952	5,347
Non-agency residential MBS	1,481	—	—	1,481	1,483
Non-agency commercial MBS	786	235	—	1,021	813

Total MBS	7,655	818	37	8,510	7,699

State or local housing agency debentures	6	—	—	6	6
Other	—	—	2	2	—

Total long-term investments	$7,823	$923	$39	$8,785	$7,867

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2005	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$165	$—	$—	$165	$164
Government-sponsored enterprises	—	88	—	88	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	36	—	36	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	165	131	—	296	164

MBS portfolio
U.S. government guaranteed obligations	61	—	—	61	61
Government-sponsored enterprises	5,575	643	44	6,262	5,589
Non-agency residential MBS	1,606	—	—	1,606	1,607
Non-agency commercial MBS	791	241	—	1,032	831

Total MBS	8,033	884	44	8,961	8,088

State or local housing agency debentures	7	—	—	7	7
Other	—	—	2	2	—

Total long-term investments	$8,205	$1,015	$46	$9,266	$8,259

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.
At March 31, 2006, all of the Bank’s holdings of privately issued (i.e., non-agency) mortgage-backed securities retained the highest investment grade rating.
The Bank did not acquire or sell any long-term investments during the three months ended March 31, 2006; during this same period, the proceeds from maturities of securities designated as held-to-maturity and available-for-sale totaled approximately $381 million and $76 million, respectively. As described in more detail in the Bank’s

Amended Form 10, during the third quarter of 2005, the Bank took advantage of favorable market conditions and sold substantially all of its non-MBS securities classified as available-for-sale. Following that sale, the Bank reduced members’ minimum investment requirements and repurchased approximately $279 million of surplus stock in November 2005. In addition, the Bank subsequently repurchased $105 million of surplus stock in January 2006 and $96 million of capital stock held by Washington Mutual, most of which became excess stock as Washington Mutual repaid advances during the first quarter of 2006.
Due to these reductions in capital stock, the Bank’s MBS portfolio currently exceeds the regulatory limit of three times the Bank’s total regulatory capital. Since the Bank was in compliance with the regulatory limit at the time it purchased its current MBS holdings, the Bank is not required to sell any of its securities holdings and is not considered to be out of compliance with the regulatory limit. However, the Bank will be precluded from purchasing additional MBS until the outstanding principal amount of its current holdings falls below three times its capital. Based on the anticipated repayment of advances by Washington Mutual and the repurchase of the capital stock supporting those advances, as well as current repayment projections for the Bank’s existing MBS portfolio, and in the absence of substantial growth in advances (and corresponding capital stock), the Bank currently does not anticipate purchasing any additional MBS until the first quarter of 2007. In addition, while the Bank is not currently precluded from purchasing U.S. agency debentures, based upon current market conditions, it does not anticipate purchasing any such securities in the foreseeable future.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of March 31, 2006 and December 31, 2005.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	March 31, 2006		December 31, 2005
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$56	$56	$61	$61
Government-sponsored enterprises	5,325	5,324	5,567	5,566
AAA rated non-agency residential	1,481	1,481	1,606	1,606

Total floating rate CMOs	6,862	6,861	7,234	7,233

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	230	235	233	241
Government-sponsored enterprise DUS(4)	530	534	579	592
Government-sponsored enterprise CMOs	85	86	93	95

Total swapped MBS	845	855	905	928

Total floating rate MBS	7,707	7,716	8,139	8,161

Fixed rate MBS
Government-sponsored enterprises	8	8	9	9
AAA rated non-agency CMBS(5)	785	786	791	791

Total fixed rate MBS	793	794	800	800

Total MBS	$8,500	$8,510	$8,939	$8,961

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS with 10-year debt securities.

While the MBS portfolio is dominated by floating rate securities that limit the Bank’s interest rate risk, all of the Bank’s floating rate CMOs ($6.9 billion par value at March 31, 2006) include caps that will limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the underlying mortgage loans would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2006, the effective interest rate caps (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.6 percent to 15.3 percent. The largest concentration of embedded effective caps ($3.3 billion) fell within the 7.0 to 7.5 percent range. Although LIBOR rates were approximately 184 basis points below the lowest effective interest rate cap embedded in the CMO floaters as of March 31, 2006, the Bank has offset a significant amount of this potential cap risk with $4.9 billion of interest rate caps with remaining maturities ranging from 7 months to 59 months as of March 31, 2006, and strike rates of 7.0 percent ($2.2 billion notional), 7.5 percent ($1.2 billion notional) and 8.0 percent ($1.5 billion notional). If interest rates rise above these strike rates, the Bank will be entitled to receive interest payments based upon the notional amounts of the interest rate cap agreements.
During the three months ended March 31, 2006, the Bank entered into a $1.0 billion (notional) interest rate cap agreement. The premium paid for this cap was $4.1 million. The agreement has a strike rate of 7.0 percent and expires in February 2011.
On April 19, 2006, the Bank entered into three additional interest rate cap agreements, each having a $500 million notional amount and a strike rate of 6.75 percent. The agreements expire in April 2009, April 2010 and April 2011, respectively. The premiums paid for these caps totaled $5.5 million. Inclusive of these agreements, the Bank’s stand-alone interest rate caps total $6.4 billion (notional) and expire as follows: (a) $1.2 billion notional in the fourth quarter of 2006 (7.5 percent strike rate); (b) $0.5 billion notional in the third quarter of 2007 (8.0 percent strike rate); (c) $1.0 billion notional in the second quarter of 2008 (8.0 percent strike rate); (d) $1.7 billion notional in the second quarter of 2009 ($0.5 billion and $1.2 billion at strike rates of 6.75 percent and 7.0 percent, respectively); (e) $0.5 billion notional in the second quarter of 2010 (6.75 percent strike rate); (f) $1.0 billion notional in the first quarter of 2011 (7.0 percent strike rate); and (g) $0.5 billion notional in the second quarter of 2011 (6.75 percent strike rate).
Mortgage Loans Held for Portfolio
At March 31, 2006 and December 31, 2005, the Bank held $517 million and $542 million, respectively, of residential mortgage loans originated under the MPF Program. As of these dates, 46 percent and 47 percent, respectively, of the outstanding balances were government insured. The Bank’s allowance for loan losses decreased from $294,000 at December 31, 2005 to $290,000 at March 31, 2006, reflecting charge-offs during the quarter. At March 31, 2006 and December 31, 2005, the Bank had nonaccrual loans totaling $1,086,000 and $2,384,000, respectively.
Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 59 and 57 at March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006 and 2005, the Bank’s PFIs delivered $50 million and $95 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. No interest in loans was retained by the Bank during the three months ended March 31, 2006 or 2005. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $54,000 and $118,000, respectively.
For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s Amended Form 10. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various product alternatives. During the three months ended March 31, 2006 and 2005, the Bank paid credit enhancement fees totaling $89,000 and $117,000, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended March 31, 2006 and 2005, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $7,000 and $4,000, respectively.

For a discussion of the potential impact, if any, that damage related to Hurricanes Katrina and Rita might have on the Bank’s mortgage loans held for portfolio, see the section above entitled “Potential Impact of Hurricanes Katrina and Rita.”
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are affected by that failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, subsequent modification of the loan terms, the PFI’s failure to perfect collateral with an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. During the three months ended March 31, 2006 and 2005, the principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs totaled $202,000 and $66,000, respectively.
Given its current arrangement with the FHLBank of Chicago, as more fully described in the Bank’s Amended Form 10, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of scheduled amortization and loan payoffs.
Consolidated Obligations and Deposits
At March 31, 2006, the carrying values of consolidated obligation bonds and discount notes totaled $45.2 billion and $3.7 billion, respectively. As of March 31, 2006, the par value of the Bank’s outstanding bonds was $45.8 billion and the par value of the Bank’s outstanding discount notes approximated their carrying values. In comparison, at December 31, 2005, the carrying values of consolidated obligation bonds and discount notes totaled $46.1 billion and $11.2 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $46.6 billion and $11.2 billion, respectively.
The following table presents the composition of the Bank’s outstanding bonds at March 31, 2006 and December 31, 2005.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	March 31, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$15,746	34.4%	$15,954	34.2%
Fixed rate, non-callable	12,542	27.4	13,356	28.7
Callable step-up	8,958	19.5	8,939	19.2
Single-index floating rate	7,763	16.9	7,643	16.4
Conversion	735	1.6	625	1.3
Comparative-index	80	0.2	80	0.2
Callable step-up/step-down	15	—	15	—

Total par value	$45,839	100.0%	$46,612	100.0%

Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds have fixed terms during which the bonds are not callable, while others contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Single-index floating rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR; typically, these bonds contain caps that limit the increases in the floating rate coupons. Conversion bonds have coupons that convert from fixed to floating, or from floating to fixed, on predetermined dates. Comparative-index bonds have coupon rates determined by the difference between two or more market indices, typically the Constant Maturity Treasury rate and LIBOR. Callable step-up/step-down bonds pay interest at increasing fixed rates and then at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.

Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements to convert many of the fixed rate consolidated obligations that it issues to floating rate instruments that periodically reset to an index such as one-month or three-month LIBOR. As has been the case for the last several years, a majority of the consolidated obligations that the Bank issued and swapped to LIBOR in the three months ended March 31, 2006 were callable bonds, albeit in lower volumes as compared to the three months ended March 31, 2005. Callable bonds provide the Bank with the right to redeem the instrument on predetermined call dates in the future. When interest rate swapping callable consolidated obligation bonds to LIBOR, the Bank sells an option to the interest rate swap counterparty that offsets the option the Bank owns to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest rate swap and the Bank will then typically call the consolidated obligation bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding and the Bank will then elect not to call the consolidated obligation bond.
As market interest rates continued to increase during the first quarter of 2006, the volume of debt being called by the Bank declined significantly, and the volume of new consolidated obligation bonds issued by the Bank declined in turn. The Bank issued $1.1 billion of bonds during the three months ended March 31, 2006, compared to $11.2 billion of bonds during the same period in 2005. During the three months ended March 31, 2006, the housing GSEs’ debt issuance remained at a relatively low level, which, when combined with steady demand from investors in agency debt, reduced or held constant the cost of GSE debt relative to benchmark instruments in comparison to the fourth quarter of 2005. Agency debt securities generally trade at yields that are higher than the yields of comparable maturity U.S. treasury securities. In the first quarter of 2006, the difference between yields of agency debt securities and those of U.S. treasury securities having approximately the same term to maturity generally decreased or remained relatively constant compared to the relationship that existed in the fourth quarter of 2005. Recently, agency debt securities have generally traded at yields that are lower than the rates on comparable maturity interest rate swaps. During the first quarter of 2006, the difference between the yields of agency debt securities and those of interest rate swaps having approximately the same term to maturity increased (the difference in yields became more negative) or remained relatively constant compared to the relationship that existed in the fourth quarter of 2005. In the future, the cost of the Bank’s debt will depend on several factors, including the direction and level of market interest rates, competition from other issuers of government-sponsored agency debt, changes in the investment preferences of potential buyers of government-sponsored agency debt securities, and technical market factors.
Demand, overnight, and term deposits were $4.3 billion and $3.8 billion at March 31, 2006 and December 31, 2005, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock was approximately $2.3 billion at both March 31, 2006 and December 31, 2005. The Bank’s average outstanding capital stock decreased from $2.5 billion for the year ended December 31, 2005 to $2.3 billion for the three months ended March 31, 2006. The decline in average outstanding capital stock was attributable primarily to a reduction in members’ required investment in the Bank, which was implemented in late 2005, a change in the definition of surplus stock, and lower average advances balances. These changes are discussed below.
On September 29, 2005, the Bank’s Board of Directors approved several changes to members’ required investment in the Bank which, by design, reduced the Bank’s outstanding capital stock from and after November 30, 2005. Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective November 1, 2005, the membership investment requirement was reduced from 0.14 percent to 0.09 percent of each member’s total assets as of June 30, 2005 (and as of each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. Concurrently, the activity-based investment requirement was reduced from 4.25 percent to 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any MPF loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there are none). On February 23, 2006, the Bank’s Board of Directors approved an additional reduction in the membership investment requirement from 0.09 percent to 0.08 percent of members’ total assets as of December 31, 2005 (and each December 31 thereafter). This change became effective on April 14, 2006.

The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. Concurrent with the changes to members’ minimum investment requirements described above, the Bank’s Board of Directors also revised the Bank’s policies regarding periodic repurchases of members’ surplus stock. Beginning with the repurchase that occurred on January 31, 2006, surplus stock has been defined as stock in excess of 115 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of the surplus stock is $250,000 or less. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases. As these repurchases are made at the sole discretion of the Bank, the shares underlying such repurchases do not meet the definition of mandatorily redeemable financial instruments under the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and, accordingly, are classified as equity until redeemed by the Bank. The following table sets forth the repurchases of surplus stock which have occurred since December 31, 2005.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2006	1,045,478	$104,548	$—
April 28, 2006	910,775	91,078	1,665
Mandatorily redeemable capital stock outstanding at March 31, 2006 and December 31, 2005 was $228.9 million and $319.3 million, respectively. For the three months ended March 31, 2006 and the year ended December 31, 2005, average mandatorily redeemable capital stock was $274.8 million and $326.2 million, respectively.
The majority of the Bank’s outstanding mandatorily redeemable capital stock is held by Washington Mutual Bank, a non-member borrower as described in the sub-section above entitled “Advances.” The reduction in mandatorily redeemable capital stock during the three months ended March 31, 2006 was attributable primarily to the repurchase of stock that was held by Washington Mutual to support $2.3 billion of advances that were repaid during the period and, to a lesser extent, by the change in the activity-based investment requirements discussed above. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of March 31, 2006 and December 31, 2005.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	March 31, 2006		December 31, 2005
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Washington Mutual Bank	1	$216,100	1	$309,486
Subject to withdrawal notice	4	855	3	759
Held by non-member borrowers	8	11,936	6	8,250
Held by non-member acquirers	—	—	1	840

Total	13	$228,891	11	$319,335

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $2.6 billion at the end of 2005 to $2.5 billion at March 31, 2006 due in large part to the repurchase of stock held by Washington Mutual Bank, as discussed above.
At March 31, 2006 and December 31, 2005, the Bank’s ten largest stockholders held $1.4 billion and $1.5 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 56.6 percent and 57.3 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest stockholders as of March 31, 2006.
TEN LARGEST STOCKHOLDERS AS OF MARCH 31, 2006
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
World Savings Bank, FSB Texas	Houston	TX	$546,917	21.8%
Guaranty Bank	Austin	TX	302,987	12.1
Washington Mutual Bank	Stockton	CA	216,100	8.6
Franklin Bank, SSB	Austin	TX	90,020	3.6
Capital One, National Association*	New Orleans	LA	82,096	3.3
International Bank of Commerce	Laredo	TX	79,750	3.2
Southside Bank	Tyler	TX	29,044	1.2
Trustmark National Bank	Jackson	MS	24,541	1.0
Charter Bank	Santa Fe	NM	22,887	0.9
Texas State Bank	McAllen	TX	22,047	0.9

			$1,416,389	56.6%

*	Previously known as Hibernia National Bank
For a discussion of the status of Washington Mutual Bank, a non-member borrower, see the sub-section above entitled “Advances.” As of March 31, 2006, all of the stock held by Washington Mutual Bank was classified as mandatorily redeemable capital stock (liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at March 31, 2006.
On May 7, 2006, Wachovia Corporation announced that it had signed a definitive agreement to acquire Golden West Financial Corporation, the holding company for World Savings, the Bank’s largest stockholder and borrower as of March 31, 2006. Completion of the transaction, which the parties expect to close in the fourth quarter of 2006, is subject to shareholder approvals by both companies and normal regulatory approvals. The Bank is currently unable to predict whether Wachovia Corporation will maintain World Savings’ Ninth District charter and, if so, to what extent, if any, it may alter World Savings’ relationship with the Bank. For a discussion of the potential impact of this acquisition on the Bank, if any, see the sub-section above entitled “Advances.”
Retained Earnings and Dividends
During the three months ended March 31, 2006, the Bank’s retained earnings increased by $2.8 million, from $178.5 million to $181.3 million. During this same period, the Bank paid dividends on capital stock totaling $24.8 million, which represented an annualized dividend rate of 4.45 percent. The Bank’s first quarter 2006 dividend rate approximated the average effective federal funds rate for the period. In addition, the Bank paid dividends totaling $3.0 million on capital stock classified as mandatorily redeemable capital stock (liability). These dividends, which were also paid at an annualized rate of 4.45 percent, are treated as interest expense for financial reporting purposes.

The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from December 31, 2005 through March 30, 2006, was paid on March 31, 2006.
On June 23, 2004, the Finance Board adopted regulations requiring each FHLBank to file a registration statement under the provisions of Section 12(g) of the Securities Exchange Act of 1934 and to ensure that its registration statement was declared effective by the SEC no later than August 29, 2005. The Bank filed its initial registration statement with the SEC on June 30, 2005. As discussed above, the Bank determined in the third quarter of 2005 that it was necessary to restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001. As a result of the need to restate its financial statements for these periods, the Bank withdrew its registration statement on August 22, 2005, before it was to become effective on August 29, 2005. On August 23, 2005, the Finance Board issued Advisory Bulletin 2005-AB-07 (“AB 05-07”), which provides guidance to those FHLBanks that failed to have their registration statements effective by August 29, 2005. AB 05-07 provides that, until a FHLBank’s registration with the SEC becomes effective, it may not declare a dividend without prior approval from the Finance Board’s Office of Supervision. The Bank received approval from the Finance Board’s Office of Supervision to pay its regular quarterly dividend on March 31, 2006, as discussed above. Consistent with past practice, this dividend was paid in the form of capital stock (except for fractional shares, which were paid in cash). The Bank’s registration with the SEC became effective on April 17, 2006.
The Bank is permitted by regulation to pay dividends only from previously retained earnings or current net earnings. Currently, dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors. Because the Bank’s returns (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate.
The Bank has a retained earnings policy that is designed to build retained earnings over a number of years in order to protect the par value of members’ capital stock investment from potential economic losses and fluctuations in earnings caused by SFAS 133 accounting requirements or other factors. The Bank’s Board of Directors reviews the Bank’s retained earnings targets at least annually under an analytic framework that takes into account sources of potential realized and unrealized losses, including potential loss distributions for each, and revises the targets as appropriate. In accordance with that process, the Board of Directors most recently revised the Bank’s retained earnings targets on May 1, 2006. The Bank’s current retained earnings targets call for the Bank to have a retained earnings balance of $183 million by the end of 2006, $187 million by the end of 2007, $191 million by the end of 2008 and $199 million by the end of 2010. Thereafter, the Bank will endeavor to build retained earnings at an average rate of $12 million to $13 million per year over the next six years. With certain exceptions, the Bank’s policy calls for the Bank to retain earnings in line with its targets prior to determining the amount of funds available to pay dividends.
Taking into consideration its retained earnings targets, as well as current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends during the remainder of 2006 at the low end of its target range of 0 to 50 basis points above the average effective federal funds rate for the applicable dividend period. Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash.
As discussed in the Amended Form 10, the Bank has been reviewing the timing of its dividend declaration and payment process. Historically, dividends have been declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known. In light of earnings volatility related to the accounting requirements of SFAS 133, the Bank has been exploring alternative ways to modify its current process beginning with the third quarter 2006 dividend so that it can declare and pay dividends with the benefit of knowing its actual earnings for the dividend period. Currently, the Bank expects to provide additional information to shareholders by June 30, 2006 regarding any changes that will take effect for the third quarter dividend.
On March 15, 2006, the Finance Board published for comment a proposed regulation that would, among other things, establish a minimum retained earnings requirement for each FHLBank and impose new restrictions on the amount, timing and form of dividends that FHLBanks could pay to their shareholders. For additional discussion of the proposed regulation and its potential impact on the Bank, see the section above entitled “Proposed Regulatory Changes.”
Results of Operations
Net Income
Net income for the three months ended March 31, 2006 and 2005 was $27.6 million and $26.0 million, respectively. The Bank’s net income for the three months ended March 31, 2006 represented an annualized return on average capital stock (ROCS) of 4.95 percent, which was 49 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 4.22 percent for the three months ended March 31, 2005, which exceeded the average effective federal funds rate for that quarter by 175 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as a liability under the provisions of SFAS 150. The factors contributing to the decrease in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its AHP and to make quarterly payments to REFCORP. Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended March 31, 2006 and 2005, the effective rates were 27.2 percent and 27.1 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $10.3 million and $9.3 million, respectively.
Cumulative Effect of Change in Accounting Principle
During the fourth quarter of 2005, the Bank elected to change its method of accounting for the amortization and accretion of mortgage loan premiums and discounts under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The change was made effective as of January 1, 2005. Previously, amortization and accretion of premiums and discounts associated with the Bank’s mortgage loans held for portfolio were computed using the retrospective method. Under this method, the income effects of premiums and discounts were recognized using the interest method over the estimated lives of the assets, which required a retrospective adjustment of the effective yield each time the Bank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the retrospective method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the assets. Effective January 1, 2005, the Bank began amortizing premiums and accreting discounts using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Under the new method, future prepayments of principal are not anticipated. While both methods are acceptable under generally accepted accounting principles, the Bank believes that the contractual method is preferable to the retrospective method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change increased net income for the three months ended March 31, 2005 by $908,000. In addition, the retroactive application of the contractual method reduced restated interest income and income before cumulative effect of change in accounting principle for the three months ended March 31, 2005 by $32,000 and $24,000, respectively.
Income Before Assessments
During the three months ended March 31, 2006 and 2005, the Bank’s income before assessments was $37.8 million and $34.4 million, respectively. The $3.4 million increase in income before assessments for the three months ended

March 31, 2006 as compared to the three months ended March 31, 2005 was attributable primarily to an $8.6 million reduction in other losses from period-to-period, offset by a $2.8 million decrease in net interest income and a $2.4 million increase in other expenses.
The components of income before assessments (net interest income, other income (loss) and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2006 and 2005, the Bank’s net interest income was $51.9 million and $54.7 million, respectively, and its net interest margin (based on these results) was 35 and 34 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for SFAS 133 fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for SFAS 133 fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2006 and 2005.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended March 31,
	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$386	$4	4.52%	$641	$4	2.50%
Federal funds sold	4,842	54	4.50%	2,986	18	2.52%
Investments
Trading (b)	43	1	7.91%	75	2	10.62%
Available-for-sale (c)	972	11	4.39%	5,544	48	3.44%
Held-to-maturity	8,037	102	5.08%	7,356	62	3.38%
Advances (c)(d)	44,462	497	4.47%	47,016	327	2.78%
Mortgage loans held for portfolio	530	7	5.61%	686	10	5.61%

Total earning assets	59,272	676	4.56%	64,304	471	2.93%
Cash and due from banks	66			55
Other assets	246			288

Total assets	$59,584	676	4.54%	$64,647	471	2.92%

Liabilities and Capital
Interest-bearing deposits	$3,505	38	4.41%	$1,911	11	2.39%
Consolidated obligations
Bonds (c)	45,690	511	4.47%	55,564	385	2.77%
Discount notes (c)	6,727	72	4.30%	3,242	18	2.18%
Mandatorily redeemable capital stock and other borrowings	277	3	4.43%	329	2	2.94%

Total interest-bearing liabilities	56,199	624	4.44%	61,046	416	2.73%
Other liabilities	926			1,074

Total liabilities	57,125	624	4.37%	62,120	416	2.68%

Total capital	2,459			2,527

Total liabilities and capital	$59,584		4.19%	$64,647		2.58%

Net interest income		$52			$55

Net interest margin			0.35%			0.34%
Net interest spread			0.12%			0.20%

Impact of non-interest bearing funds			0.23%			0.14%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $0.4 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $10,000 and ($11.9 million) for the three months ended March 31, 2006 and 2005, respectively. For these same periods, net interest income on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was $8,000 and $1.6 million, respectively. Net interest expense on derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting was $0.6 million for the three months ended March 31, 2005. The Bank did not have any hedged discount notes during the three months ended March 31, 2006. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

The average effective federal funds rate increased from 2.47 percent for the three months ended March 31, 2005 to 4.46 percent for the three months ended March 31, 2006. Due to rising short-term interest rates throughout 2005 and early 2006, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 14 basis points for the three months ended March 31, 2005 to 23 basis points for the comparable period in 2006. Conversely, the Bank’s net interest spread declined from 20 basis points during the first three months of 2005 to 12 basis points during the first three months of 2006. The decrease in net interest spread was due primarily to the following factors.
First, as discussed previously, the Bank reports realized gains and losses in the form of net interest payments on derivative instruments used to hedge interest-earning assets and interest-bearing liabilities as part of net interest income when the hedging relationships qualify for hedge accounting under SFAS 133. Conversely, net interest payments on derivatives used in economic hedges are reported in “net gains (losses) on derivatives and hedging activities” together with the unrealized changes in fair value of the derivatives. During the three months ended March 31, 2005, the Bank held approximately $1.4 billion of fixed rate available-for-sale securities that were in economic hedging relationships. The net interest expense on the associated interest rate swaps totaling approximately $11.9 million was included in net gain (loss) on derivatives and hedging activities and therefore excluded from the net interest spread calculation (accounting for approximately 7 basis points). During the third quarter of 2005, the Bank sold substantially all of the subject available-for-sale securities and terminated the associated interest rate swaps, resulting in a reduction of interest income on available-for-sale securities and a corresponding reduction in losses on derivatives and hedging activities.
Second, the net spread earned on fixed rate assets which were funded with floating rate debt during the first quarter of 2005 declined due to the substitution during the third quarter of 2005 of higher rate fixed rate debt for the floating rate debt that had previously funded those assets.
Third, the Bank’s balance sheet participation in the MPF Program is continuing to decline. As a result, the Bank held a smaller balance of relatively higher yielding fixed rate mortgage loans during the first three months of 2006 as compared to the same period in 2005.
Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2006 and 2005. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(2)	$2	$—
Federal funds sold	16	20	36
Investments
Trading	(1)	—	(1)
Available-for-sale	(47)	10	(37)
Held-to-maturity	6	34	40
Advances	(19)	189	170
Mortgage loans held for portfolio	(3)	—	(3)

Total interest income	(50)	255	205

Interest expense:
Interest-bearing deposits	14	13	27
Consolidated obligations:
Bonds	(78)	204	126
Discount notes	28	26	54
Mandatorily redeemable capital stock and other borrowings	—	1	1

Total interest expense	(36)	244	208

Changes in net interest income	$(14)	$11	$(3)

As previously discussed, the Bank reports income/expense from its trading securities and certain of its available-for-sale securities and consolidated obligations in interest income/expense without the offsetting effects of the associated interest rate swaps. For the three months ended March 31, 2006 and 2005, the net interest expense associated with economic hedge derivatives related to trading securities was $0.4 million and $1.6 million, respectively, while the net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities was $10,000 and ($11.9 million), respectively. For these same periods, the net interest income associated with economic hedge derivatives related to consolidated obligations was $8,000 and $1.0 million, respectively. The changes in interest income on trading and available-for-sale securities and the changes in interest expense on consolidated obligations reflected in the foregoing Yield and Spread and Rate and Volume Analyses have been offset to varying degrees by changes in the net interest income/expense on the associated interest rate exchange agreements recorded in other income (loss). Because the Bank has synthetically converted the instruments’ cash flows through interest rate swap agreements, management considers the effects of the associated interest rate exchange agreements when evaluating changes in the Bank’s net interest income across different time periods and in relation to the movement in short-term interest rates. When combined with the associated interest rate exchange agreements, the average rates earned on the trading securities are substantially lower than the rates shown in the Yield and Spread Analysis. In addition, the average rates earned on the available-for-sale securities in 2005 are substantially lower that the rates shown in the Yield and Spread Analysis while the average rates paid on the consolidated obligations in 2005 are somewhat lower than the rates shown in the Yield and Spread Analysis. Further, when the effects of these interest rate exchange agreements are considered, the Bank’s net interest margin and net interest spread for the three months ended March 31, 2005 were significantly lower than the rates shown in the Yield and Spread Analysis. Because the volume of economic hedging relationships was substantially lower during the three months ended March 31, 2006, the impact of interest rate exchange agreements on the interest rates earned/paid on available-for-sale securities and consolidated obligations, as well as the impact on the Bank’s net interest margin and net interest spread, was insignificant.

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2006 and 2005.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended March 31,
	2006	2005
Net loss on trading securities	$(657)	$(2,096)
Gains on economic hedge derivatives related to trading securities	691	2,150

Hedge ineffectiveness on trading securities	34	54

Net interest expense associated with economic hedge derivatives related to trading securities	(428)	(1,612)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	10	(11,920)
Net interest income associated with economic hedge derivatives related to consolidated obligations	8	1,026
Net interest income (expense) associated with stand-alone economic hedge derivatives (basis swaps)	470	(223)
Net interest expense associated with economic hedge derivatives related to advances	(21)	(16)

Total net interest income (expense) associated with economic hedge derivatives	39	(12,745)

Gains (losses) related to stand-alone economic hedge derivatives (caps)	149	(1,164)
Gains (losses) related to other stand-alone derivatives (basis swaps)	(788)	48
Gains (losses) related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	(854)	13,309

Total fair value gains (losses) related to economic hedge derivatives	(1,493)	12,193

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gain (loss) on advances and associated hedges	(188)	356
Net loss on debt and associated hedges	(1,921)	(11,438)
Net gain (loss) on AFS(1) securities and associated hedges	(152)	211

Total SFAS 133 fair value hedge ineffectiveness	(2,261)	(10,871)

Gains on early extinguishment of debt	856	238
Service fees	808	661
Other, net	831	681

Total other	2,495	1,580

Total other income (loss)	$(1,186)	$(9,789)

(1)	Available-for-sale

(2)	Consolidated obligations

As discussed above, the Bank uses interest rate swaps to hedge the risk of changes in the fair value of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain of $34,000 and $54,000 for the three months ended March 31, 2006 and 2005, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuates as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps are structured so that their notional balances mirror the balance of the related trading securities and their pay leg coupons mirror the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $1.2 million in the three-month period ended March 31, 2006, as compared to the three months ended March 31, 2005, due primarily to a reduction in the notional balance of the interest rate swaps. The reduction in the notional balances corresponded to a reduction of $32 million in the average balance of the trading securities portfolio, which was in turn attributable to principal repayments on the securities.
Net interest expense associated with economic hedge derivatives related to available-for-sale securities declined by $11.9 million for the three months ended March 31, 2006, as compared to the corresponding period in 2005. Substantially all of the interest rate swaps that gave rise to this interest expense during the three months ended March 31, 2005 were terminated in August and September 2005 in connection with the sale of the hedged items.
Net interest income associated with economic hedge derivatives related to consolidated obligations declined by $1.0 million for the three months ended March 31, 2006, as compared to the corresponding period in 2005. For most of these interest rate swaps, the Bank pays (or paid) a floating rate and receives (or received) a fixed rate; therefore, the increase in average interest rates reduced the net amount of interest earned from period to period. In addition, the notional amount of interest rate swaps giving rise to this interest income declined from period to period as a result of expirations.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of March 31, 2006) entered into 16 interest rate cap agreements having a total notional amount of $4.9 billion. The premiums paid for these caps totaled $38.0 million, of which $4.1 million (for a cap having a notional amount of $1.0 billion) was paid during the three months ended March 31, 2006. The Bank did not purchase any interest rate caps during the corresponding period in 2005. In April 2006, the Bank entered into three additional interest rate cap agreements having an aggregate notional amount of $1.5 billion; the Bank paid premiums totaling $5.5 million for these caps. The fair value of the Bank’s interest rate caps is dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can be a source of considerable volatility.
At March 31, 2006, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $5.8 million. The recorded fair value change in the Bank’s stand-alone caps was a gain of $0.1 million for the three months ended March 31, 2006, compared to a loss of $1.2 million for the corresponding period in 2005. During the three months ended March 31, 2006, the gains relating to the Bank’s interest rate caps were attributable primarily to increases in interest rates. The losses during the three months ended March 31, 2005 were due primarily to lower interest rate volatility and the passage of time.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps that expired in March 2005. In November 2005 and February 2006, the Bank entered into interest rate basis swaps with aggregate notional amounts of $2.05 billion and $3.0 billion, respectively. These agreements expire in June 2006 ($1.7 billion notional) and August 2006 ($3.35 billion notional). The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the current relationship between one-month LIBOR and three-month LIBOR, and the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the basis swap. The Bank accounts for interest rate basis swaps as stand-alone derivatives. The recorded fair value change in the Bank’s interest rate basis swaps was a loss of $0.8 million for the three months ended March 31, 2006, compared to a gain of $48,000 for the corresponding period in 2005.
During the first three months of 2006 and 2005, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds at a gain, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during these periods, the Bank repurchased $203 million and $40 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $856,000 and $238,000 for the three months ended March 31, 2006 and 2005, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the difference between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) was a net loss of $2.3 million and $10.9 million for the three months ended March 31, 2006 and 2005, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2006 and 2005, the change in fair value of derivatives that were not in SFAS 133 hedging relationships was ($0.9 million) and $13.3 million, respectively. The vast majority of the gains during the first quarter of 2005 were attributable to interest rate swaps relating to certain available-for-sale securities and consolidated obligations that had either expired or been terminated by September 30, 2005 as discussed above in the section entitled “Restatement of Previously Issued Financial Statements.”
In the table above, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of MPF participation and letter of credit fees. During the three months ended March 31, 2006 and 2005, the Bank received $54,000 and $118,000, respectively, of MPF participation fees under its arrangement with the FHLBank of Chicago. During these same periods, letter of credit fees totaled $677,000 and $453,000, respectively. At March 31, 2006, outstanding letters of credit totaled $3.0 billion.
Other Expenses
Total other expenses, which include the Bank’s salaries and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $12.9 million and $10.5 million for the three months ended March 31, 2006 and 2005, respectively.
Salaries and benefits were $6.2 million for the three months ended March 31, 2006, compared to $5.3 million for the corresponding period in 2005. The increase of $0.9 million was due in part to an increase in the Bank’s average headcount, from 133 employees during the three months ended March 31, 2005 to 148 employees during the corresponding period in 2006. At March 31, 2006, the Bank employed 149 people, a net increase of 4 people from December 31, 2005 and a net increase of 14 people from March 31, 2005. In addition, expenses relating to the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions increased from $0.7 million during the three months ended March 31, 2005 to $0.9 million during the corresponding period in 2006. The balance of the increase in salaries and benefits was due primarily to merit and cost-of-living adjustments.
Other operating expenses for the three months ended March 31, 2006 were $5.8 million compared to $4.2 million for the corresponding period in 2005. The increase of $1.6 million was attributable in large part to two factors. First, the Bank incurred higher professional fees in 2006 related to an internal project designed to streamline and enhance management decision-making processes. Second, the Bank disbursed approximately $0.5 million in grants during the first quarter of 2006 to support members’ efforts to fund redevelopment in areas impacted by Hurricanes

Katrina and Rita. These disbursements represented substantially all of the remaining funds that were made available through a special $5.0 million Disaster Relief Grant Program that was established in late September 2005.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $908,000 and $957,000 for the three months ended March 31, 2006 and 2005, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2006 and 2005, the Bank’s AHP assessments totaled $3.4 million and $3.1 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended March 31, 2006 and 2005, the Bank charged $6.9 million and $6.3 million, respectively, of REFCORP assessments to earnings.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s Amended Form 10. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2006.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds, term federal funds, and commercial paper, all of which are issued by highly rated entities. Overnight federal funds typically comprise the majority of the portfolio. The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) credit needs of its members and associates for one business day without accessing the capital or money markets (the estimated amount required to meet member credit needs at this confidence level typically approximates $750 million to $800 million). The Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities and as the balance of deposits changes. At March 31, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $4.3 billion.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. The market for the FHLBanks’ consolidated obligations is very active and liquid. The FHLBanks generally issue debt continuously throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. The Bank has access to this market on a continual basis to acquire funds to meet its needs. On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed rate, fixed term, non-callable debt, and may be in the form of discount notes or bonds.
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. There were no such transfers during the three months ended March 31, 2006 or 2005.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its agency debentures and MBS investments).
The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the credit needs of its members, with the potential credit needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2006, the Bank’s estimated contingent liquidity requirement was $4.1 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $9.1 billion.
When measuring its liquidity for this purpose, the Bank includes only the amount of funds it estimates would be available in the event the Bank were to pledge securities held in its long-term investment portfolio. While it believes purchased federal funds might be available, it does not include this potential source of funds in its calculation of available liquidity.
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. However, if the capital markets were inaccessible for an extended period of time (i.e., beyond five days), the Bank would eventually exhaust the availability of purchased federal funds and repurchase agreements as sources of funds, and the Bank would be able to finance its operations only to the extent that the cash inflows from its interest-earning assets and proceeds from maturing assets exceeded the balance of principal and interest that came due on its debt obligations and the funds needed to pay its operating expenses. Once these sources of funds had been exhausted, and if access to the capital markets were not again available, the Bank’s ability to conduct its operations would be compromised. It is also possible that an event (such as a natural disaster) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements. If this were the case, the Bank’s ability to conduct its operations would be compromised even earlier than if these funding sources were available.
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2005 is provided in the Bank’s Amended Form 10. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2006.
In September 2004, the Federal Reserve Board announced that it had revised its Policy Statement on Payments System Risk (“PSR Policy”) concerning interest and principal payments on securities issued by GSEs and certain international organizations. The Federal Reserve Banks currently process and post these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury securities’ interest and principal payments, even if the issuer has not fully funded its payments. The revised PSR Policy requires that, beginning July 20, 2006, Federal Reserve Banks will release these interest and principal payments as directed by the issuer only if the issuer’s Federal Reserve account contains sufficient funds to cover the payments. While the issuer will determine the timing of these payments during the day, each issuer will be required to fund its interest and principal payments by 4:00 p.m. Eastern Time in order for the payments to be processed that day.
The revised PSR Policy will change the timing of interest and principal payments on consolidated obligations, which will generally be made later in the day. Currently, the 12 FHLBanks and the Office of Finance are finalizing the terms of a principal and interest funding and contingency agreement and related procedures to provide for the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. As currently proposed, the agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. In this regard, the Finance Board recently granted a waiver requested by the Office of Finance to allow the direct placement by a FHLBank of consolidated obligations with another FHLBank in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. In connection with this waiver, the terms of which become effective July 1, 2006, the Finance Board imposed a requirement that the interest rate to be paid on any consolidated obligation issued under such circumstances must be at least 500 basis points above the then current federal funds rate. While it is difficult to predict the effects, if any, that the change to the PSR Policy may have on the FHLBanks, the Bank does not currently expect this change to have a significant impact on its operations.
Risk-Based Capital Rules and Other Capital Requirements
Upon implementation of its capital plan on September 2, 2003, the Bank became subject to the Finance Board’s new risk-based capital rules and other capital requirements. This regulatory framework requires each FHLBank that has implemented its new capital plan to maintain at all times permanent capital (defined under the Finance Board’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition — Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s Amended Form 10. For reasons of safety and soundness, the Finance Board may require the Bank, or any other FHLBank that has already converted to its new capital structure, to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. At March 31, 2006, the Bank’s credit risk, market risk and operations risk capital requirements were $150 million, $219 million and $110 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital to assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital to assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at March 31, 2006 or December 31, 2005. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Board. At all times during the three months ended March 31, 2006, the Bank was in compliance with these capital requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of March 31, 2006 and December 31, 2005.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	March 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$479	$2,686	$531	$2,796

Total capital	$2,275	$2,686	$2,594	$2,796
Total capital-to-assets ratio	4.00%	4.72%	4.00%	4.31%

Leverage capital	$2,843	$4,028	$3,243	$4,195
Leverage capital-to-assets ratio	5.00%	7.08%	5.00%	6.47%

The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Board’s capital rules. At all times during the three months ended March 31, 2006, the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s target operating capital ratio.
Recently Issued Accounting Standards and Interpretations
SFAS 154
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Among other things, SFAS 154 requires retrospective application, unless impracticable, to prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of previously issued financial statements to reflect the correction of an error. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Bank adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 has thus far not had any impact on the Bank’s results of operations or financial condition as no accounting changes have been made since January 1, 2006.
DIG Issues B38 and B39
In June 2005, the FASB’s Derivatives Implementation Group (“DIG”) issued DIG Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG B38”), and DIG Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG B39”). Both issues provide additional guidance in applying the provisions of SFAS 133. The guidance in DIG B38 clarifies that the potential settlement of an obligation upon exercise of a put option or call option (including a prepayment option) meets the net settlement criterion of a derivative. DIG B39 clarifies that a right to accelerate the settlement of an obligation is considered clearly and closely related to the debt host contract if the respective embedded call option can be exercised only by the debtor (issuer/borrower). The Bank adopted both DIG issues as of January 1, 2006 and the adoption did not have a material impact on the Bank’s results of operations or financial condition.
FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank adopted FSP FAS 115-1 and FAS 124-1 as of January 1, 2006 and the adoption did not have a material impact on the Bank’s results of operations or financial condition.
SFAS 155
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133 to simplify the accounting for certain hybrid financial instruments by permitting (through an irrevocable election) fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided the hybrid financial instrument is measured in its entirety at fair value (with changes in fair value recognized currently in earnings). SFAS 155 also establishes a requirement to evaluate beneficial interests in securitized financial assets to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. This guidance replaces the interim guidance in DIG Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Bank elected to adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 has thus far not had any impact on the Bank’s results of operations or financial condition as the Bank has not elected to apply the fair value measurement option to any hybrid financial instruments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s Amended Form 10. The information provided herein is intended to update the disclosures made in the Amended Form 10.
Interest Rate Risk
As a financial intermediary, the Bank is subject to interest rate risk. Changes in the level of interest rates, the slope of the interest rate yield curve, or in the relationships (or spreads) between interest yields for different instruments have an impact on the Bank’s market value of equity and its net earnings. This risk arises from a variety of instruments that the Bank enters into on a regular basis in the normal course of its business.
The terms of member advances, investment securities, and the Bank’s consolidated obligations present interest rate risk and embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of derivative financial instruments, primarily interest rate swaps, to hedge the risk arising from these sources.
The Bank has investments in MBS and MPF mortgage loans, both of which present prepayment risk. This risk arises from the uncertainty of when the mortgagees will repay their mortgages, making these mortgage-based assets sensitive to changes in interest rates. A decline in interest rates generally results in accelerated prepayment activity, shortening the effective maturity of the assets. Conversely, rising rates generally slow prepayment activity and lengthen an asset’s effective maturity.
The prepayment risk embedded in these mortgage assets is managed by purchasing highly structured tranches of mortgage securities that limit the effects of prepayment risk, by purchasing floating rate securities, by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and the mortgage portfolio, and by purchasing options through callable debt issued to fund the mortgage loans.
The Bank’s Risk Management Policy restricts the amount of overall interest rate risk the Bank may assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent. The Bank develops its funding and hedging strategies to ensure compliance with these risk limits.
The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are calculated based on current market conditions, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2005 to March 2006. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points		Down 200 Basis Points		Up 100 Basis Points		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case
December 2005	2.804	2.647	-5.59%	2.808	0.17%	2.747	-2.01%	2.819	0.56%

January 2006	2.685	2.531	-5.76%	2.688	0.11%	2.631	-2.02%	2.699	0.53%
February 2006	2.683	2.560	-4.57%	2.678	-0.16%	2.643	-1.48%	2.689	0.23%
March 2006	2.668	2.511	-5.88%	2.681	0.47%	2.612	-2.10%	2.687	0.70%

In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous + 100 and + 200 basis point parallel shifts in interest rates. In the down 100 and down 200 simulations, market value of equity is calculated under the assumption that interest rates instantaneously decline by 100 and 200 basis points, respectively.
A related measure of interest rate risk is duration of equity. Duration is the weighted average maturity (typically measured in months or years) of an instrument’s cash flows, weighted by the present value of those cash flows. As such, duration provides an estimate of an instrument’s sensitivity to small changes in market interest rates. The duration of assets is generally expressed as a positive figure, while the duration of liabilities is generally expressed as a negative number. The change in value of a specific instrument for given changes in interest rates will generally vary in inverse proportion to the instrument’s duration. As market interest rates decline, instruments with a positive duration are expected to increase in value, while instruments with a negative duration are expected to decrease in value. Conversely, as interest rates rise, instruments with a positive duration are expected to decline in value, while instruments with a negative duration are expected to increase in value.
The values of instruments having relatively longer (or higher) durations are more sensitive to a given interest rate movement than instruments having shorter durations; that is, risk increases as the absolute value of duration lengthens. For instance, the value of an instrument with a duration of three years will theoretically change by three percent for every one percentage point change in interest rates, while an instrument with a duration of five years will theoretically change by five percent for every one percentage point change in interest rates.
The duration of individual instruments may be easily combined to determine the duration of a portfolio of assets or liabilities by calculating a weighted average duration of the instruments in the portfolio. Such combinations provide a single straightforward metric that describes the portfolio’s sensitivity to interest rate movements. These additive properties can be applied to the assets and liabilities on the Bank’s balance sheet. The difference between the combined durations of the Bank’s assets and the combined durations of its liabilities is sometimes referred to as duration gap and provides a measure of the relative interest rate sensitivities of the Bank’s assets and liabilities.
Duration gap is a useful measure of interest rate sensitivity but does not account for the effect of leverage, or the effect of the absolute duration of the Bank’s assets and liabilities, on the sensitivity of its estimated market value of equity to changes in interest rates. The inclusion of these factors results in a measure of the sensitivity of the value of the Bank’s equity to changes in market interest rates referred to as the duration of equity. Duration of equity is the market value weighted duration of assets minus the market value weighted duration of liabilities divided by the market value of equity.
The significance of an entity’s duration of equity is that it can be used to describe the sensitivity of the entity’s market value of equity and future profitability to movements in interest rates. A duration of equity equal to zero would mean, within a narrow range of interest rate movements, that the Bank had neutralized the impact of changes in interest rates on the market value of its equity.
A positive duration of equity would mean, within a narrow range of interest rate movements, that for each one year of duration the estimated value of the Bank’s equity would be expected to decline by about 0.01 percent for every 0.01 percent change in the level of interest rates. A positive duration generally indicates that the value of the Bank’s assets is more sensitive to changes in interest rates than the value of its liabilities (i.e., that the duration of its assets is greater than the duration of its liabilities).
Conversely, a negative duration of equity would mean, within a narrow range of interest rate movements, that for each one year of negative duration the estimated value of the Bank’s equity would be expected to increase by about 0.01 percent for every 0.01 percent change in the level of interest rates. A negative duration generally indicates that the value of the Bank’s liabilities is more sensitive to changes in interest rates than the value of its assets (i.e., that the duration of its liabilities is greater than the duration of its assets).
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2005 through March 2006.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2005	0.43	(0.40)	0.04	1.25	3.25	4.77	(0.18)	(0.45)

January 2006	0.46	(0.43)	0.03	1.22	2.93	5.02	(0.01)	(0.47)
February 2006	0.43	(0.42)	0.01	0.79	2.29	4.28	(0.15)	(0.34)
March 2006	0.45	(0.41)	0.04	1.36	2.97	4.91	0.18	(0.30)

In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and + 200 basis points parallel shifts in interest rates. In the down 100 and down 200 simulations, duration of equity is calculated under the assumption that interest rates instantaneously decline by 100 or 200 basis points, respectively.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally converts a defined market risk to the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds based on credit ratings, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives with each counterparty are offset for purposes of determining credit exposure. The collateral exchange agreements require the delivery of collateral generally consisting of very liquid, highly rated asset types if maximum credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2006 and December 31, 2005.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
March 31, 2006
Aa(4)	17	$42,874.9	$—	$—	$—	$—
A	2	7,278.5	—	—	—	—

Total	19	$50,153.4	$—	$—	$—	$—

December 31, 2005
Aa(4)	17	$41,885.8	$0.6	$0.4	$0.2	$—
A	2	4,873.1	—	—	—	—

Total	19	$46,758.9	$0.6	$0.4	$0.2	$—

(1)	Credit ratings provided by Moody’s.

(2)	Includes amounts that had not settled as of March 31, 2006 and December 31, 2005.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2005 credit exposures. No collateral was delivered under these agreements in January 2006 as the amount due was less than the minimum call amount.

(4)	The figures for Aa-rated counterparties as of March 31, 2006 and December 31, 2005 include transactions with one counterparty that became affiliated with a member institution in 2005. Transactions with that counterparty as of March 31, 2006 and December 31, 2005 had an aggregate notional principal of $2.6 billion and represented no credit exposure to the Bank as of those dates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Bank’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Accounting Officer (performing the function of the principal financial officer of the Bank), conducted an evaluation of the effectiveness of the Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Bank’s Chief Executive Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this report, the Bank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following is intended to update the risk factors included in our amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 14, 2006. Other than as described below, there are no other significant changes from the risk factors previously disclosed in our Amended Form 10.
Loss of large members or borrowers could result in lower investment returns and higher borrowing rates for remaining members.
Disclosure Provided in Our Amended Form 10
One or more large members or large borrowers could withdraw their membership or decrease their business levels as a result of a consolidation with an institution that is not one of our members, or for other reasons, which could lead to a significant decrease in our total assets and capital. For instance, in February 2001, Washington Mutual Bank, a California-chartered thrift institution, acquired Bank United, which was then our largest stockholder and borrower accounting for approximately 25 percent of our then outstanding advances, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances, which we currently anticipate will remain outstanding and fully collateralized until their maturities in 2006 — 2008, but Washington Mutual Bank cannot borrow any additional amounts or replace the current advances when they mature. Outstanding advances to Washington Mutual Bank were $7.5 billion at December 31, 2005, which constituted approximately 16 percent of our outstanding advances as of that date.
As the financial services industry continues to consolidate, additional acquisitions that lead to the loss of one or more of our larger borrowers are possible. In particular, Texas is generally regarded as a large and attractive banking market and institutions outside our District often seek to enter this market by acquiring existing banks, many of which are our members. In some cases, the acquired banks are merged into banks located outside our District. Because under the FHLB Act and the Finance Board’s current rules we can generally only do business with member institutions that have charters in our District, we could be adversely impacted if member institutions are acquired by institutions outside our District and their charters are dissolved or consolidated with the acquiring institution.
In the event we lose one or more large borrowers that represent a significant proportion of our business, we could, depending on the magnitude of the impact, compensate for the loss by lowering dividend rates, raising advances rates, attempting to reduce operating expenses (which could cause a reduction in service levels), or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on our size and profitability at the time the institution ceases to be a borrower.
Update to Disclosure in Our Amended Form 10
On May 7, 2006, Wachovia Corporation (NYSE:WB) announced that it had signed a definitive agreement to acquire Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), our largest borrower and stockholder as of March 31, 2006. Outstanding advances to World Savings were $11.2 billion at March 31, 2006, which represented 26.5 percent of our total outstanding advances as of that date. Completion of the transaction, which the parties expect to close in the fourth quarter of 2006, is subject to shareholder approvals by both companies and normal regulatory approvals. We are currently unable to predict whether Wachovia Corporation (domiciled in the Fourth District of the FHLBank System) will maintain World Savings’ Ninth District charter and, if so, to what extent, if any, it may alter World Savings’ relationship with us. For a more complete discussion of the potential impact that this proposed acquisition could have on us, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Advances in Part I/ Item 2 of this quarterly report.

ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas

May 26, 2006	By /s/ Tom Lewis

Date	Tom Lewis
Senior Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.