Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Dallas
filed 2006-08-14
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation	71-6013989
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

8500 Freeport Parkway South, Suite 600
Irving, TX	75063-2547
(Address of principal executive offices)	(Zip code)
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
Yes ☑    No ☐
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
At July 31, 2006, the registrant had outstanding 24,026,051 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$129,812	$61,558
Interest-bearing deposits (Note 13)	514,573	384,715
Federal funds sold	2,440,000	7,896,000
Trading securities (Note 4)	33,180	45,744
Available-for-sale securities (a) (Notes 5 and 15)	860,365	1,014,884
Held-to-maturity securities (b) (Notes 6 and 14)	7,388,119	8,204,642
Advances (Note 7)	45,176,130	46,456,958
Mortgage loans held for portfolio, net of allowance for credit losses of $265 and $294 at June 30, 2006 and December 31, 2005, respectively	491,901	542,478
Accrued interest receivable	197,939	190,914
Premises and equipment, net	24,872	25,391
Other assets	24,223	28,726

TOTAL ASSETS	$57,281,114	$64,852,010

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$3,804,380	$3,817,460
Non-interest bearing	481	674

Total deposits	3,804,861	3,818,134

Consolidated obligations, net (Note 9)
Discount notes	8,076,054	11,219,806
Bonds	41,728,274	46,121,709

Total consolidated obligations, net	49,804,328	57,341,515

Mandatorily redeemable capital stock	203,974	319,335
Accrued interest payable	397,328	396,913
Affordable Housing Program (Note 8)	43,165	39,084
Payable to REFCORP	6,891	7,631
Derivative liabilities (Note 12)	492,226	405,786
Other liabilities	54,960	49,173

Total liabilities	54,807,733	62,377,571

Commitments and contingencies (Note 13)

CAPITAL (Note 10)
Capital stock — Class B putable ($100 par value) issued and outstanding shares:
22,924,566 and 22,986,217 shares at June 30, 2006 and December 31, 2005, respectively	2,292,456	2,298,622
Retained earnings	181,619	178,494
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains relating to hedged interest rate risk included in net income	(694)	(2,677)

Total capital	2,473,381	2,474,439

TOTAL LIABILITIES AND CAPITAL	$57,281,114	$64,852,010

(a)	Amortized cost: $861,059 and $1,017,561 at June 30, 2006 and December 31, 2005, respectively.

(b)	Fair values: $7,416,618 and $8,258,443 at June 30, 2006 and December 31, 2005, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Advances	$546,246	$379,681	$1,042,435	$706,584
Prepayment fees on advances, net	3	274	757	630
Interest-bearing deposits	5,737	3,115	10,045	7,075
Federal funds sold	26,792	20,631	80,531	39,211
Trading securities	573	1,669	1,416	3,652
Available-for-sale securities	10,969	52,691	21,640	100,305
Held-to-maturity securities	104,975	71,423	207,053	133,547
Mortgage loans held for portfolio	7,051	8,931	14,472	18,553
Other	211	102	362	249

Total interest income	702,557	538,517	1,378,711	1,009,806

INTEREST EXPENSE
Consolidated obligations
Bonds	547,317	401,816	1,058,004	787,096
Discount notes	57,390	63,781	129,757	81,428
Deposits	40,381	11,150	78,515	22,422
Mandatorily redeemable capital stock	5,453	2,822	8,473	5,194
Other borrowings	344	32	372	54

Total interest expense	650,885	479,601	1,275,121	896,194

NET INTEREST INCOME	51,672	58,916	103,590	113,612
Provision (release of allowance) for credit losses on mortgage loans	—	(18)	—	(33)

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	51,672	58,934	103,590	113,645

OTHER INCOME (LOSS)
Service fees	876	680	1,684	1,341
Net loss on trading securities	(395)	(337)	(1,052)	(2,433)
Net losses on derivatives and hedging activities	(1,034)	(139,413)	(4,058)	(148,686)
Gains on early extinguishment of debt	267	564	1,123	802
Other, net	795	642	1,626	1,323

Total other income (loss)	509	(137,864)	(677)	(147,653)

OTHER EXPENSE
Salaries and benefits	6,380	4,980	12,544	10,321
Other operating expenses	6,356	5,351	12,169	9,541
Finance Board	599	610	1,198	1,219
Office of Finance	270	319	579	667

Total other expense	13,605	11,260	26,490	21,748

INCOME (LOSS) BEFORE ASSESSMENTS	38,576	(90,190)	76,423	(55,756)

Affordable Housing Program	3,706	(7,074)	7,103	(4,021)
REFCORP	6,974	(16,623)	13,864	(10,347)

Total assessments	10,680	(23,697)	20,967	(14,368)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	27,896	(66,493)	55,456	(41,388)

Cumulative effect of change in accounting principle	—	—	—	908

NET INCOME (LOSS)	$27,896	$(66,493)	$55,456	$(40,480)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2006	22,986	$2,298,622	$178,494	$(2,677)	$2,474,439

Proceeds from sale of capital stock	1,804	180,380	—	—	180,380
Repurchase/redemption of capital stock	(2,344)	(234,399)	—	—	(234,399)
Shares reclassified to mandatorily redeemable capital stock	(43)	(4,349)	—	—	(4,349)
Comprehensive income
Net income	—	—	55,456	—	55,456
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	1,983	1,983

Total comprehensive income (a)	—	—	—	—	57,439

Dividends on capital stock (at 4.68 percent annualized rate)
Cash	—	—	(87)	—	(87)
Mandatorily redeemable capital stock			(42)		(42)
Stock	522	52,202	(52,202)	—	—

BALANCE, JUNE 30, 2006	22,925	$2,292,456	$181,619	$(694)	$2,473,381

BALANCE, JANUARY 1, 2005	24,928	$2,492,789	$25,920	$169,401	$2,688,110

Proceeds from sale of capital stock	1,985	198,454	—	—	198,454
Repurchase/redemption of capital stock	(2,116)	(211,550)	—	—	(211,550)
Shares reclassified to mandatorily redeemable capital stock	(34)	(3,446)	—	—	(3,446)

Comprehensive income
Net loss	—	—	(40,480)	—	(40,480)
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	122,943	122,943

Total comprehensive income (a)	—	—	—	—	82,463

Dividends on capital stock (at 3.20 percent annualized rate)
Cash	—	—	(87)	—	(87)
Mandatorily redeemable capital stock			(40)		(40)
Stock	396	39,634	(39,634)	—	—

BALANCE, JUNE 30, 2005	25,159	$2,515,881	$(54,321)	$292,344	$2,753,904

(a)	For the three months ended June 30, 2006 and 2005, total comprehensive income of $30,385 and $59,142, respectively, includes net income (loss) of $27,896 and ($66,493), respectively, and net unrealized gains on available-for-sale securities of $2,489 and $125,635, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$55,456	$(40,480)
Cumulative effect of change in accounting principle	—	(908)

Income (loss) before cumulative effect of change in accounting principle	55,456	(41,388)
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments and mortgage loans	(4,922)	(4,662)
Concessions on consolidated obligation bonds	4,788	5,383
Premises, equipment and computer software costs	2,201	2,369
Provision (release of allowance) for credit losses on mortgage loans	—	(33)
Non-cash interest on mandatorily redeemable capital stock	5,749	5,161
Gains on early extinguishment of debt	(1,123)	(802)
Decrease in trading securities	12,565	16,271
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	(17,708)	98,675
Net realized gain on disposition of premises and equipment	(13)	—
Increase in accrued interest receivable	(7,025)	(30,138)
Decrease in other assets	1,585	591
Increase (decrease) in Affordable Housing Program (AHP) liability	4,081	(9,554)
Increase in accrued interest payable	414	34,798
Decrease in payable to REFCORP	(740)	—
Increase in excess REFCORP contributions	—	(19,620)
Increase (decrease) in other liabilities	22	(341)

Total adjustments	(126)	98,098

Net cash provided by operating activities	55,330	56,710

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(129,857)	202,422
Net decrease (increase) in federal funds sold	5,456,000	(2,685,000)
Proceeds from maturities of long-term held-to-maturity securities	816,466	781,712
Purchases of long-term held-to-maturity securities	—	(1,342,230)
Proceeds from maturities of available-for-sale securities	133,797	185,146
Principal collected on advances	248,637,066	241,945,480
Advances made	(247,418,866)	(242,428,064)
Principal collected on mortgage loans held for portfolio	49,782	83,018
Purchases of premises, equipment and computer software	(1,344)	(1,460)

Net cash provided by (used in) investing activities	7,543,044	(3,258,976)

FINANCING ACTIVITIES
Net decrease in deposits and pass-through reserves	(7,509)	(240,886)
Net proceeds from issuance of consolidated obligations
Discount notes	217,125,214	86,448,629
Bonds	2,226,430	13,401,882
Debt issuance costs	(1,843)	(5,797)
Payments for maturing and retiring consolidated obligations
Discount notes	(220,265,703)	(79,010,223)
Bonds	(6,427,103)	(17,274,901)
Proceeds from issuance of capital stock	180,380	198,454
Payments for redemption of mandatorily redeemable capital stock	(125,500)	(5,987)
Payments for repurchase/redemption of capital stock	(234,399)	(211,550)
Cash dividends paid	(87)	(87)

Net cash provided by (used in) financing activities	(7,530,120)	3,299,534

Net increase in cash and cash equivalents	68,254	97,268
Cash and cash equivalents at beginning of the period	61,558	44,231

Cash and cash equivalents at end of the period	$129,812	$141,499

Supplemental Disclosures:
Interest paid	$1,259,626	$877,838

AHP payments, net	$3,022	$5,533

REFCORP payments	$14,604	$9,273

Stock dividends issued	$52,202	$39,634

Dividends paid through issuance of mandatorily redeemable capital stock	$42	$40

Capital stock reclassified to mandatorily redeemable capital stock	$4,349	$3,446

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
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
Note 2 — Change in Accounting Principle
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

     As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change reduced the Bank’s net loss for the six months ended June 30, 2005 by $908,000. In addition, the retroactive application of the contractual method increased interest income and reduced the Bank’s loss before cumulative effect of change in accounting principle for the three months ended June 30, 2005 by $398,000 and $292,000, respectively. For the six months ended June 30, 2005, the retroactive application of the contractual method increased interest income and reduced the Bank’s loss before cumulative effect of change in accounting principle by $366,000 and $268,000, respectively.
Note 3 — Recently Issued Accounting Standards and Interpretations
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
Note 4 — Trading Securities
     Major Security Types. Trading securities as of June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30, 2006	December 31, 2005
Mortgage-backed securities
Government-sponsored enterprises	$31,107	$43,837
Other	2,073	1,907

Total	$33,180	$45,744

     Net loss on trading securities included net unrealized holding losses of $395,000 and $337,000 during the three months ended June 30, 2006 and 2005, respectively, and $1,052,000 and $2,433,000 during the six months ended June 30, 2006 and 2005, respectively. There were no sales of trading securities during the six months ended June 30, 2006 or 2005.
Note 5 — Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of June 30, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$64,016	$857	$1,396	$63,477
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	34,935	83	—	35,018
FHLBank of San Francisco (primary obligor)	6,097	495	—	6,592

	105,048	1,435	1,396	105,087

Mortgage-backed securities
Government-sponsored enterprises	535,788	876	1,622	535,042
Other	220,223	287	274	220,236

	756,011	1,163	1,896	755,278

Total	$861,059	$2,598	$3,292	$860,365

     Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$89,439	$—	$1,383	$88,056
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,641	72	—	35,713
FHLBank of San Francisco (primary obligor)	5,972	702	—	6,674

	131,052	774	1,383	130,443

Mortgage-backed securities
Government-sponsored enterprises	645,175	476	2,304	643,347
Other	241,334	180	420	241,094

	886,509	656	2,724	884,441

Total	$1,017,561	$1,430	$4,107	$1,014,884

     The amortized cost of the Bank’s available-for-sale securities includes SFAS 133 hedging adjustments. The FHLBank consolidated obligations shown in the tables above represent consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable. See Notes 13 and 15 for a discussion of these investments and the Bank’s joint and several liability on consolidated obligations.
     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2006 and December 31, 2005 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$21,536	$21,534
Due after one year through five years	41,031	41,610	41,613	42,387
Due after ten years	64,017	63,477	67,903	66,522

	105,048	105,087	131,052	130,443
Mortgage-backed securities	756,011	755,278	886,509	884,441

Total	$861,059	$860,365	$1,017,561	$1,014,884

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net premiums of $828,000 and $1,143,000 at June 30, 2006 and December 31, 2005, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$98,951	$125,080
Variable-rate	6,097	5,972

	105,048	131,052

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	714,784	834,904
Fixed-rate collateralized mortgage obligations	41,227	51,605

	756,011	886,509

Total	$861,059	$1,017,561

     Gains and Losses. There were no sales of available-for-sale securities during the six months ended June 30, 2006 or 2005.
Note 6 — Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2006, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$130,430	$200	$658	$129,972
State or local housing agency obligations	6,305	3	—	6,308

	136,735	203	658	136,280

Mortgage-backed securities
U.S. government guaranteed obligations	50,549	299	—	50,848
Government-sponsored enterprises	5,085,556	13,489	5,856	5,093,189
Other	2,115,279	21,399	377	2,136,301

	7,251,384	35,187	6,233	7,280,338

Total	$7,388,119	$35,390	$6,891	$7,416,618

     Held-to-maturity securities as of December 31, 2005, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$164,513	$334	$1,193	$163,654
State or local housing agency obligations	6,810	2	—	6,812

	171,323	336	1,193	170,466

Mortgage-backed securities
U.S. government guaranteed obligations	61,107	351	—	61,458
Government-sponsored enterprises	5,574,518	17,433	3,372	5,588,579
Other	2,397,694	41,759	1,513	2,437,940

	8,033,319	59,543	4,885	8,087,977

Total	$8,204,642	$59,879	$6,078	$8,258,443

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2006 and December 31, 2005 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$167	$168	$—	$—
Due after one year through five years	49,742	49,708	54,646	54,667
Due after five years through ten years	7,433	7,438	7,991	8,054
Due after ten years	79,393	78,966	108,686	107,745

	136,735	136,280	171,323	170,466
Mortgage-backed securities	7,251,384	7,280,338	8,033,319	8,087,977

Total	$7,388,119	$7,416,618	$8,204,642	$8,258,443

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $1,024,000 and $1,037,000 at June 30, 2006 and December 31, 2005, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$136,735	$171,323

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	3,391	4,311
Collateralized mortgage obligations:
Fixed-rate	783,458	796,533
Variable-rate	6,464,535	7,232,475

	7,251,384	8,033,319

Total	$7,388,119	$8,204,642

Note 7 — Advances
     Redemption Terms. At June 30, 2006 and December 31, 2005, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 8.66 percent and from 1.00 percent to 8.80 percent, respectively. These advances are summarized below (in thousands).

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$255	9.26%	$—	—%

Due in one year or less	22,109,423	5.02	21,672,124	4.05
Due after one year through two years	4,993,517	4.85	6,165,443	4.16
Due after two years through three years	4,419,862	5.03	5,771,396	4.31
Due after three years through four years	3,683,674	5.20	3,172,872	4.34
Due after four years through five years	4,062,223	5.14	2,919,237	4.55
Due after five years	767,721	5.16	1,124,688	4.84
Amortizing advances	5,233,239	4.37	5,662,352	4.30

Total par value	45,269,914	4.96%	46,488,112	4.20%

SFAS 133 hedging adjustments	(93,784)		(31,154)

Total	$45,176,130		$46,456,958

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (prepayable and callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2006 and December 31, 2005, the Bank had prepayable and callable advances totaling $144,193,000 and $133,051,000, respectively.
     The following table summarizes advances at June 30, 2006 and December 31, 2005, by maturity or next call date for callable advances (in thousands):

Maturity or Next Call Date	June 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$255	$—

Due in one year or less	22,138,881	21,699,341
Due after one year through two years	5,011,597	6,175,194
Due after two years through three years	4,438,517	5,795,059
Due after three years through four years	3,698,021	3,189,109
Due after four years through five years	4,111,339	2,959,366
Due after five years	638,065	1,007,691
Amortizing advances	5,233,239	5,662,352

Total par value	$45,269,914	$46,488,112

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance and offer replacement funding at prevailing market rates. At June 30, 2006 and December 31, 2005, the Bank had putable advances outstanding totaling $1,100,200,000 and $1,374,700,000, respectively.

     The following table summarizes advances at June 30, 2006 and December 31, 2005, by maturity or next put date (in thousands):

Maturity or Next Put Date	June 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$255	$—

Due in one year or less	23,194,623	23,016,824
Due after one year through two years	4,601,417	6,195,443
Due after two years through three years	4,265,862	5,269,296
Due after three years through four years	3,309,574	2,954,572
Due after four years through five years	3,977,223	2,659,437
Due after five years	687,721	730,188
Amortizing advances	5,233,239	5,662,352

Total par value	$45,269,914	$46,488,112

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at June 30, 2006 and December 31, 2005 (in thousands, based upon par amount):

	June 30, 2006	December 31, 2005
Fixed-rate	$24,906,036	$24,718,938
Variable-rate	20,363,878	21,769,174

Total par value	$45,269,914	$46,488,112

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated SFAS 133 hedging adjustments on those advances. The net amount of prepayment fees is reflected as interest income in the statements of income (loss). Gross advance prepayment fees received from members/borrowers were $38,000 and $292,000 during the three months ended June 30, 2006 and 2005, respectively, and were $508,000 and $648,000 during the six months ended June 30, 2006 and 2005, respectively.
Note 8 — Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Balance, beginning of period	$39,084	$20,703
AHP assessment	7,103	(3,921)
Grants funded, net of recaptured amounts	(3,022)	(5,533)

Balance, end of period	$43,165	$11,249

Note 9 — Consolidated Obligations
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
     The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by other FHLBanks, were approximately $958.6 billion and $937.5 billion at June 30, 2006 and December 31, 2005, respectively. The Bank was the primary obligor on $50.5 billion and $57.8 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for the Bank’s consolidated bonds at June 30, 2006 and December 31, 2005 (in thousands, at par value).

	June 30, 2006	December 31, 2005
Fixed-rate	$27,618,562	$29,309,810
Step-up	8,965,955	8,938,575
Step-up/step-down	15,000	15,000
Simple variable-rate	5,006,825	7,643,325
Fixed that converts to variable	605,000	455,000
Variable that converts to fixed	120,000	170,000
Comparative-index	80,000	80,000

Total par value	$42,411,342	$46,611,710

     Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at June 30, 2006 and December 31, 2005, by maturity (in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$16,348,285	4.01%	$16,024,825	3.67%
Due after one year through two years	6,306,575	3.69	9,929,125	3.63
Due after two years through three years	7,150,405	4.17	7,162,350	3.82
Due after three years through four years	3,835,817	4.37	4,457,920	4.27
Due after four years through five years	1,347,935	4.48	2,770,710	4.39
Thereafter	7,422,325	5.08	6,266,780	4.73

Total par value	42,411,342	4.22%	46,611,710	3.93%

Bond premiums	18,659		25,817
Bond discounts	(16,928)		(20,845)
SFAS 133 hedging adjustments	(679,699)		(489,873)

	41,733,374		46,126,809
Bonds held in treasury	(5,100)		(5,100)

Total	$41,728,274		$46,121,709

     At June 30, 2006 and December 31, 2005, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	June 30, 2006	December 31, 2005
Non-callable or non-putable bonds	$16,575,437	$20,656,635
Callable bonds	25,835,905	25,955,075

Total par value	$42,411,342	$46,611,710

     The following table summarizes the Bank’s consolidated bonds outstanding at June 30, 2006 and December 31, 2005, by maturity or next call date (in thousands, at par value):

Maturity or Next Call Date	June 30, 2006	December 31, 2005
Due in one year or less	$32,072,400	$33,431,860
Due after one year through two years	3,239,015	6,434,015
Due after two years through three years	3,455,490	2,575,170
Due after three years through four years	1,521,702	1,788,405
Due after four years through five years	210,500	859,525
Thereafter	1,912,235	1,522,735

Total par value	$42,411,342	$46,611,710

     Discount Notes. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate

June 30, 2006	$8,076,054	$8,100,000	5.24%

December 31, 2005	$11,219,806	$11,235,716	3.83%

Note 10 — Capital
     At all times during the six months ended June 30, 2006, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$454,509	$2,678,049	$531,027	$2,796,451

Total capital	$2,291,245	$2,678,049	$2,594,080	$2,796,451
Total capital-to-assets ratio	4.00%	4.68%	4.00%	4.31%

Leverage capital	$2,864,056	$4,017,074	$3,242,601	$4,194,677
Leverage capital-to-assets ratio	5.00%	7.01%	5.00%	6.47%
     Stockholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. As of June 30, 2006, the membership investment requirement was 0.08 percent of each member’s total assets as of December 31, 2005 (and as of each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. At that same date, the activity-based investment requirement was 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any Mortgage Partnership Finance® (“MPF”®) loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there were none).
     On March 31, 2006 and June 30, 2006, the Bank paid dividends at annualized rates of 4.45 percent and 4.91 percent, respectively. Consistent with past practice, these dividends were paid in the form of capital stock (except for fractional shares, which were paid in cash).
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as stock in excess of 115 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on July 31, 2006, surplus stock is defined as stock in excess of 110 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of surplus stock is $250,000 or less. On April 28, 2006 and July 31, 2006, the Bank repurchased surplus stock totaling $91,078,000 and $120,241,000, respectively, of which $1,665,000 and $2,242,000, respectively, had been classified as mandatorily redeemable capital stock as of those dates.
Note 11—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$5	$22	$10	$44
Interest cost	31	40	62	80
Amortization of prior service cost	(9)	37	(18)	74

Net periodic benefit cost	$27	$99	$54	$198

Note 12—Derivatives and Hedging Activities
     During the three months ended June 30, 2006 and 2005, the Bank recorded net losses on derivatives and hedging activities of $1,034,000 and $139,413,000, respectively, in other income (loss). During the six months ended June 30, 2006 and 2005, the Bank recorded net losses on derivatives and hedging activities of $4,058,000 and $148,686,000, respectively. The components of net gains (losses) on derivatives and hedging activities for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$(475)	$7,452	$(2,736)	$(3,419)
Gains on economic hedge derivatives related to trading securities	409	377	1,100	2,527
Net interest expense associated with economic hedge derivatives related to trading securities	(250)	(1,258)	(678)	(2,870)
Losses related to other economic hedge derivatives	(246)	(136,786)	(1,739)	(124,593)
Net interest expense associated with other economic hedge derivatives	(472)	(9,198)	(5)	(20,331)

Net losses on derivatives and hedging activities	$(1,034)	$(139,413)	$(4,058)	$(148,686)

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair Value	$38,494,241	$(650,437)	$40,235,811	$(541,393)
Economic	3,626,041	(9,434)	2,298,046	(12,610)
Interest rate caps
Fair Value	310,000	7,539	310,000	5,730
Economic	6,415,000	11,178	3,915,000	1,508

	$48,845,282	$(641,154)	$46,758,857	$(546,765)

Total derivatives excluding accrued interest		$(641,154)		$(546,765)
Accrued interest		148,928		140,979

Net derivative liability balances		$(492,226)		$(405,786)

     The notional amount of interest rate exchange agreements reflects the involvement of the Bank in various classes of financial instruments. The notional amount of interest rate exchange agreements does not measure the credit risk exposure to the Bank, and the maximum credit exposure to the Bank is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest rate swaps and purchased interest rate caps if the counterparty defaults, and the related collateral, if any, is of no value to the Bank.
     At June 30, 2006, the Bank had no credit risk, as defined above. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities, by counterparty. At December 31, 2005, the Bank’s maximum credit risk was approximately $638,000. The Bank held as collateral cash balances of $448,000 as of December 31, 2005.
Note 13—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBank System. At June 30, 2006, the par amount of the FHLBank System’s outstanding consolidated obligations, including consolidated obligations issued by the Bank, was approximately $958.6 billion. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss is remote.
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
     These storms had varying degrees of impact on the Bank’s members and MPF mortgage loan borrowers in the affected areas. At the time the hurricanes struck, approximately 210 of the Bank’s member institutions were headquartered in the areas that were subsequently designated by the Federal Emergency Management Agency (“FEMA”) for both individual and public assistance. Since the storms hit, the Bank has been evaluating the potential impact that damage related to Hurricanes Katrina and Rita might have on its advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS investments. Letters of credit have been included in the Bank’s analysis as if they were advances because a letter of credit would be converted into an advance in the event a member were to default on its obligation to the beneficiary. For the same reason, the Bank requires letters of credit to be collateralized at issuance as if they were advances.
     The primary source of repayment of advances (including those that may be created when letters of credit have been funded) is the borrowing members’ net worth and paying capacity. In the event a member is unable to repay its advances, a secondary source of repayment is the collateral pledged by the member. The Bank has reviewed the available financial reports and collateral position of member institutions that operate primarily in the affected areas, including those that the Bank has identified as potentially having a relatively greater degree of difficulty recovering from the hurricanes. At this time, all principal and interest amounts on the Bank’s advances have been received in accordance with the contractual terms of the applicable agreements. In addition, the Bank has not been required to fund any letters of credit. Although the ultimate impact of Hurricanes Katrina and Rita is uncertain, based on its assessment of the information available at this time, the Bank does not currently expect to incur any losses on advances or letters of credit as a result of such storms.
     At June 30, 2006, the Bank held interests totaling $28.0 million in conventional mortgage loans acquired through the MPF program and held for portfolio that were collateralized by properties located in the areas that had been designated by FEMA for both individual and public assistance. This amount included approximately $10.0 million of interests in loans collateralized by properties located in the hardest hit counties and parishes in Mississippi and Louisiana. Under the terms of the MPF program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Although the ultimate impact of the hurricanes may not be known with certainty for some time, based on its analysis of the information available at this time and the credit enhancement features of the MPF program, the Bank does not currently expect to incur any material losses on its mortgage loans held for portfolio as a result of the storms. The most recent aging of loans secured by properties located in the FEMA-designated areas indicates that the Bank has no interests in loans 90 days or more past due, a $25,000 interest in loans 60 – 89 days past due, and a $35,000 interest in loans 30 – 59 days past due.
     The Bank also owns several non-agency residential and commercial mortgage-backed securities (“MBS”) that are collateralized in part by loans on properties that are located in the affected areas. Credit support for the senior tranches of these securities held by the Bank is provided by subordinated tranches that absorb losses before the senior tranches held by the Bank would be affected. The amount of loans in the affected areas that are part of the Bank’s residential and commercial mortgage-backed securities portfolios represents only a small fraction of the subordinated tranches that provide credit support for the senior tranches held by the Bank. As of June 30, 2006, all of the Bank’s MBS investments were rated triple-A. Therefore, at this time, the Bank does not anticipate any losses in its MBS portfolio related to Hurricanes Katrina or Rita.
     The Bank is continuing to monitor the impact of the hurricanes on its advances (including those that may be created if a letter of credit is required to be funded), mortgage loans held for portfolio and non-agency MBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
     Other commitments and contingencies. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $116,425,000 and $155,746,000 at June 30, 2006 and December 31, 2005, respectively. In addition, outstanding standby letters of credit totaled $2,761,924,000 and $2,755,708,000 at June 30, 2006 and December 31, 2005, respectively.

     The Bank had no commitments to fund/purchase mortgage loans at June 30, 2006 or December 31, 2005.
     At June 30, 2006 and December 31, 2005, the Bank had commitments to issue $165,000,000 and $15,000,000, respectively, of consolidated obligation bonds/discount notes.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral agreements. As of June 30, 2006 and December 31, 2005, the Bank had pledged, as collateral, cash with a book value of $513,647,000 and $384,428,000, respectively, to derivative counterparties who have market risk exposure related to interest rate exchange agreements with the Bank; at those dates, the Bank had no securities pledged as collateral. The pledged cash collateral is reported in interest-bearing deposits (assets) in the statements of condition.
     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
Note 14— Transactions with Shareholders
     An affiliate of one of the Bank’s counterparties (Citigroup) acquired a member institution on March 31, 2005. The Bank has continued to enter into interest rate exchange agreements with Citigroup in the normal course of business and under the same terms and conditions since that acquisition was completed. In addition, at June 30, 2006, the Bank held previously purchased mortgage-backed securities with a carrying value of $27.6 million that were issued by one or more entities that are now part of Citigroup and $186.9 million (carrying value) of mortgage-backed securities issued by an affiliate of Washington Mutual Bank (a non-member borrower/stockholder) that were acquired after issuance from a third party.
Note 15 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) overnight funds to (from) other FHLBanks. There were no such loans to other FHLBanks during the six months ended June 30, 2006. For the three and six months ended June 30, 2005, interest income on loans to other FHLBanks totaled $171,000 and $263,000, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2005 (in thousands).

Six Months Ended
June 30, 2005
Balance, January 1, 2005	$—
Loans made to FHLBank of Pittsburgh	2,385,000
Collections from FHLBank of Pittsburgh	(2,385,000)

Balance, June 30, 2005	$—

Interest expense on borrowings from other FHLBanks totaled $76,000 for both the three and six months ended June 30, 2006. There were no borrowings from other FHLBanks during the three months ended June 30, 2005. During the six months ended June 30, 2005, interest expense on borrowings from other FHLBanks totaled $2,000.

The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2006 and 2005 (in thousands).

	Six Months Ended June 30,
	2006	2005
Balance, January 1	$—	$—
Borrowings from:
FHLBank of Atlanta	50,000	25,000
FHLBank of Boston	50,000	—
FHLBank of Chicago	50,000	—
FHLBank of Cincinnati	50,000	—
FHLBank of Des Moines	50,000	—
FHLBank of Indianapolis	50,000	—
FHLBank of New York	50,000	—
FHLBank of Pittsburgh	50,000	—
FHLBank of San Francisco	50,000	—
FHLBank of Seattle	50,000	—
FHLBank of Topeka	50,000	—
Repayments to:
FHLBank of Atlanta	(50,000)	(25,000)
FHLBank of Boston	(50,000)	—
FHLBank of Chicago	(50,000)	—
FHLBank of Cincinnati	(50,000)	—
FHLBank of Des Moines	(50,000)	—
FHLBank of Indianapolis	(50,000)	—
FHLBank of New York	(50,000)	—
FHLBank of Pittsburgh	(50,000)	—
FHLBank of San Francisco	(50,000)	—
FHLBank of Seattle	(50,000)	—
FHLBank of Topeka	(50,000)	—

Balance, June 30	$—	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 5. All of these consolidated obligations were purchased in the secondary market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $624,000 and $882,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,241,000 and $1,748,000 for the six months ended June 30, 2006 and 2005, respectively.
     The Bank may, from time to time, assume the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Bank assumed consolidated obligation bonds from the FHLBank of Chicago with a par amount of $250,000,000. The net premium associated with this transaction was $1,634,000.
     The Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through the MPF program. These fees totaled $71,000 and $84,000 during the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, these fees totaled $125,000 and $202,000, respectively.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, potentially adverse changes in interest rates, adverse changes in the Bank’s access to the capital markets, material adverse changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means, or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A – Risk Factors” in the Bank’s amended Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2006 (the “Amended Form 10”) and “Item 1A – Risk Factors” in Part II of this quarterly report. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board ensures that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-insured and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which have historically been paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. The Bank balances the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks. Consolidated obligations are issued on a continuous basis through the Office of Finance acting as agent for the FHLBanks, and are publicly traded in the over-the-counter market. The Bank records on its balance sheet only those consolidated obligations for which it is the primary obligor. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States Government and the United States Government does not guarantee them. Consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poors (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Shareholders, bondholders and prospective members should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. Each of the ratings from the NRSROs should be evaluated independently. Historically, the FHLBanks’ GSE status and highest available credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members provide other funds to the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, or letters of credit issued by the FHLBank. As of August 1, 2006, Moody’s had assigned a deposit rating of Aaa / P-1 to each individual FHLBank and no FHLBanks were on its Watchlist (which would indicate that ratings were under review for possible change). As of that same date, S&P had assigned long-term counterparty credit ratings of AAA/A-1+ to nine FHLBanks (including the Bank) and AA+/A-1+ to three FHLBanks. In addition, S&P had assigned negative outlooks to three FHLBanks rated AAA/A-1+ (including the Bank) and two FHLBanks rated AA+/A-1+ and its AAA long-term counterparty credit rating on one of the FHLBanks was on CreditWatch with negative implications. The Bank’s outlook was revised from stable to negative in August 2005 in response to the Bank’s announcement on August 22, 2005 that it would restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 and that it had sold approximately $1.2 billion (par value) of investment securities. At the time S&P placed its AAA long-term counterparty credit rating on one of the FHLBanks on CreditWatch with negative implications (April 25, 2006), it indicated that, should there be a near-term rating action, it did not anticipate lowering that FHLBank’s rating by more than one notch to AA+.
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

The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, caps and floors. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group (hereinafter collectively referred to as “SFAS 133”).
The Bank’s earnings, exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133, are generated almost entirely from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including net interest payments on interest rate exchange agreements designated as economic hedges and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value basis adjustments required by SFAS 133), the spread component of its interest income is much smaller than a typical commercial bank, and a much larger portion of its net interest income is derived from the investment of its capital. Because the Bank’s interest rate risk profile is typically fairly neutral, which means that its capital is effectively invested in shorter-term assets, the Bank’s earnings and returns on capital (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. As a result, the Bank’s profitability objective has been to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings targets and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the average effective federal funds rate, the Bank’s return on capital stock and the Bank’s dividend payment rate for the three months ended March 31, 2006 and 2005, the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 (all percentages are annualized figures; percentages for the six-month periods represent weighted average rates).

	Three Months		Three Months		Six Months
	Ended March 31,		Ended June 30,		Ended June 30,
	2006	2005	2006	2005	2006	2005
Average effective federal funds rate	4.46%	2.47%	4.91%	2.94%	4.68%	2.71%
Return on capital stock	4.95%	4.22%	4.97%	(10.61%)	4.96%	(3.26%)
Dividend rate	4.45%	2.95%	4.91%	3.44%	4.68%	3.20%
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2006 and December 31, 2005.
MEMBERSHIP SUMMARY

	June 30,	December 31,
	2006	2005
Commercial banks	736	739
Thrifts	92	91
Credit unions	43	42
Insurance companies	15	15

Total members	886	887

Housing associates	8	8
Non-member borrowers	12	12

Total	906	907

Community Financial Institutions	750	761

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
These storms had varying degrees of impact on the Bank’s members and MPF mortgage loan borrowers in the affected areas. At the time the hurricanes struck, approximately 210 of the Bank’s member institutions were headquartered in the areas that were subsequently designated by the Federal Emergency Management Agency (“FEMA”) for both individual and public assistance. Since the storms hit, the Bank has been evaluating the potential impact that damage related to Hurricanes Katrina and Rita might have on its advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS investments. Letters of credit have been included in the Bank’s analysis as if they were advances because a letter of credit would be converted into an advance in the event a member were to default on its obligation to the beneficiary. For the same reason, the Bank requires letters of credit to be collateralized at issuance as if they were advances.
The primary source of repayment of advances (including those that may be created when letters of credit have been funded) is the borrowing members’ net worth and paying capacity. In the event a member is unable to repay its advances, a secondary source of repayment is the collateral pledged by the member. The Bank has reviewed the available financial reports and collateral position of member institutions that operate primarily in the affected areas, including those that the Bank has identified as potentially having a relatively greater degree of difficulty recovering from the hurricanes. At this time, all principal and interest amounts on the Bank’s advances have been received in accordance with the contractual terms of the applicable agreements. In addition, the Bank has not been required to fund any letters of credit. Although the ultimate impact of Hurricanes Katrina and Rita is uncertain, based on its assessment of the information available at this time, the Bank does not currently expect to incur any losses on advances or letters of credit as a result of such storms.
At June 30, 2006, the Bank held interests totaling $28.0 million in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that had been designated by FEMA for both individual and public assistance. This amount included approximately $10.0 million of interests in loans collateralized by properties located in the hardest hit counties and parishes in Mississippi and

Louisiana. These balances represented 5.7 percent and 2.0 percent, respectively, of the Bank’s mortgage loans held for portfolio as of June 30, 2006. Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Although the ultimate impact of the hurricanes may not be known with certainty for some time, based on its analysis of the information available at this time and the credit enhancement features of the MPF Program, the Bank does not currently expect to incur any material losses on its mortgage loans held for portfolio as a result of the storms. The most recent aging of loans secured by properties located in the FEMA-designated areas indicates that the Bank has no interests in loans 90 days or more past due, a $25,000 interest in loans 60 – 89 days past due, and a $35,000 interest in loans 30 – 59 days past due.
The Bank also owns several non-agency residential and commercial mortgage-backed securities (“MBS”) that are collateralized in part by loans on properties that are located in the affected areas. Credit support for the senior tranches of these securities held by the Bank is provided by subordinated tranches that absorb losses before the senior tranches held by the Bank would be affected. The amount of loans in the affected areas that are part of the Bank’s residential and commercial mortgage-backed securities portfolios represents only a small fraction of the subordinated tranches that provide credit support for the senior tranches held by the Bank. As of June 30, 2006, all of the Bank’s MBS investments were rated triple-A. Therefore, at this time, the Bank does not anticipate any losses in its MBS portfolio related to Hurricanes Katrina or Rita.
The Bank is continuing to monitor the impact of the hurricanes on its advances (including those that may be created if a letter of credit is required to be funded), mortgage loans held for portfolio and non-agency MBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
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
The Proposed Regulation was open for public comment through July 13, 2006. The Finance Board has not yet issued a final regulation. The final regulation, if any, approved by the Finance Board may be different from the Proposed Regulation.
Based on a preliminary analysis, the Bank does not currently believe that implementation of the Proposed Regulation, if adopted in its current form, would require substantive changes in the Bank’s financial management.

Depending on the effective date and exact provisions of a final regulation that may be adopted by the Finance Board, if any, the combination of a recent change in the Bank’s dividend declaration and payment process and the measurement of retained earnings for purposes of complying with the Proposed Regulation’s minimum retained earnings requirements could have an impact on the date on which the Bank achieves compliance with the minimum retained earnings provisions of the regulation, which could potentially restrict the amount the Bank would be allowed to pay in dividends following the date on which a final regulation becomes effective.
Historically, the Bank has declared dividends during a calendar quarter based in part on estimated earnings for that quarter, and has paid dividends on the last business day of the quarter. As more fully discussed in the section entitled “Financial Condition / Retained Earnings and Dividends,” effective with the third quarter 2006 dividend, the Bank will adjust its declaration and payment process in a manner that will conform with the timing provisions of the Proposed Regulation. The change in the Bank’s dividend declaration and payment process will enable it to declare and pay dividends with the benefit of knowing its actual earnings for the dividend period (i.e., the calendar quarter to which the dividend pertains).
The proposed prohibition on the payment of dividends in the form of capital stock would require a change from current practice, since the Bank has historically paid dividends in the form of capital stock. In addition, the proposed requirement that dividends be paid in cash may have an impact on the tax treatment of those dividends for the Bank’s shareholders.
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
A copy of the Proposed Regulation and the Bank’s comment letter to the Finance Board regarding the Proposed Regulation can be found on the Bank’s website at www.fhlb.com.
Financial Condition
The following table provides selected period-end balances as of June 30, 2006 and December 31, 2005, as well as selected average balances for the six-month period ended June 30, 2006 and the year ended December 31, 2005. In addition, the table provides the percentage increase or decrease in each of these balances from period-to-period. As shown in the table, the Bank’s total assets decreased by 11.7 percent (or $7.6 billion) during the six months ended June 30, 2006, due primarily to a $1.3 billion decline in the carrying value of advances and a $5.5 billion decline in short-term investments during the period. As the Bank’s assets decreased, the funding for those assets also declined. During the six months ended June 30, 2006, total consolidated obligations decreased by $7.5 billion; consolidated obligation bonds and discount notes declined by $4.4 billion and $3.1 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30,
	2006
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2005
Advances	$45,176	(2.8)%	$46,457
Short-term investments (federal funds sold)	2,440	(69.1)	7,896
Long-term investments (1)	8,282	(10.6)	9,265
Mortgage loans, net	492	(9.2)	542
Total assets	57,281	(11.7)	64,852
Consolidated obligations — bonds	41,728	(9.5)	46,122
Consolidated obligations — discount notes	8,076	(28.0)	11,220
Total consolidated obligations	49,804	(13.1)	57,342
Mandatorily redeemable capital stock	204	(36.1)	319
Capital stock	2,292	(0.3)	2,299
Retained earnings	182	2.2	178
Average total assets	57,960	(10.7)	64,933
Average capital stock	2,255	(10.1)	2,508
Average mandatorily redeemable capital stock	248	(23.9)	326

(1)	Includes securities classified as held-to-maturity, available-for-sale and trading.
Advances
The following table presents advances outstanding, by type of institution, as of June 30, 2006 and December 31, 2005.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial banks	$14,533	32%	$14,361	31%
Thrift institutions	24,221	54	22,906	49
Credit unions	1,552	3	1,307	3
Insurance companies	214	1	213	1

Total member advances	40,520	90	38,787	84

Housing associates	12	—	49	—
Non-member borrowers	4,738	10	7,652	16

Total par value of advances	$45,270	100%	$46,488	100%

Total par value of advances outstanding to CFIs	$6,499	14%	$6,989	15%

At June 30, 2006, the carrying value of the Bank’s advances portfolio totaled $45.2 billion, compared to $46.5 billion at December 31, 2005. The par value of advances outstanding at June 30, 2006 and December 31, 2005 was $45.3 billion and $46.5 billion, respectively.
The $1.2 billion decline in the par value of outstanding advances during the first six months of 2006 was attributable to a $1.3 billion net decrease in advances to the Bank’s ten largest borrowers, which included a $2.8 billion decrease in advances to Washington Mutual Bank, as further discussed below, and a $2.0 billion increase in advances to World Savings Bank, FSB Texas. At June 30, 2006, advances outstanding to the Bank’s ten largest borrowers totaled $30.9 billion, representing 68.4 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $32.2 billion at December 31, 2005, representing 69.3 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of June 30, 2006.
TEN LARGEST BORROWERS AS OF JUNE 30, 2006
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
World Savings Bank, FSB Texas	Houston	TX	$13,247	29.3%
Guaranty Bank	Austin	TX	6,009	13.3
Washington Mutual Bank	Henderson	NV	4,624	10.2
Franklin Bank, SSB	Austin	TX	1,998	4.4
International Bank of Commerce	Laredo	TX	1,764	3.9
Capital One, National Association *	New Orleans	LA	1,176	2.6
Southwest Corporate FCU	Plano	TX	556	1.2
Texas State Bank	McAllen	TX	540	1.2
Charter Bank	Santa Fe	NM	526	1.2
Southside Bank	Tyler	TX	505	1.1

			$30,945	68.4%

*	Previously known as Hibernia National Bank
At June 30, 2006, the Bank’s third largest borrower was Washington Mutual Bank (Washington Mutual), a Nevada-based institution with $4.6 billion of advances outstanding. On February 13, 2001, Washington Mutual acquired Bank United, then the Bank’s largest stockholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual assumed Bank United’s advances, which mature between 2006 and 2008, and in so doing became a non-member borrower. Advances to non-member borrowers may not be renewed at maturity. During the six months ended June 30, 2006, $2.8 billion of Washington Mutual’s advances matured and were repaid. The balance of Washington Mutual’s advances are scheduled to mature as follows: $1.111 billion in the second half of 2006, $3.145 billion in 2007, and $0.368 billion in early 2008.
The Bank believes that the loss of the advances currently held by Washington Mutual will have a modestly negative economic impact on the Bank’s members. Currently, the Bank estimates that the loss of those advances from the Bank’s portfolio, accompanied by the repurchase and retirement of the capital stock held to support those advances, could reduce its return on total capital stock by approximately five to ten basis points. A larger balance of advances helps provide a critical mass of advances and capital over which to spread the Bank’s overhead, which helps maintain dividends and relatively lower advance pricing. The magnitude of the actual economic impact will depend on the size and profitability of the Bank at the time that the remaining advances are repaid.
A similar outcome would result in the event that one or more of the Bank’s other large borrowers repays its advances and ceases to be a member of the Bank. Several recently completed and currently pending acquisitions could contribute to such an outcome.

In November 2005, Capital One Financial Corp. (domiciled in the Fourth District of the FHLBank System) acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s sixth largest borrower and fifth largest stockholder at June 30, 2006. Currently, the Bank is unable to predict whether Capital One, National Association will maintain its Ninth District charter.
On May 7, 2006, Wachovia Corporation (NYSE:WB) announced that it had signed a definitive agreement to acquire Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), the Bank’s largest borrower and stockholder as of June 30, 2006. Completion of the transaction, which the parties expect to close in the fourth quarter of 2006, is subject to shareholder approvals by both companies and normal regulatory approvals. As indicated in the table above, World Savings had $13.2 billion of advances outstanding as of June 30, 2006, which represented 29.3 percent of the Bank’s total outstanding advances at that date. The scheduled maturities of World Savings’ advances are spread over the five-year period between 2006 and 2011.
Wachovia Corporation (Wachovia) is domiciled in the Fourth District of the FHLBank System, and an affiliate of World Savings maintains a charter in the Eleventh District. The Bank is currently unable to predict whether Wachovia will maintain World Savings’ Ninth District charter and, if so, to what extent, if any, it may alter World Savings’ relationship with the Bank. For instance, Wachovia might retain World Savings’ Ninth District charter, maintain World Savings’ membership in the Bank, and continue to borrow from the Bank in the normal course of business, in which case Wachovia’s acquisition of Golden West would not be expected to have a negative impact on the Bank. Alternatively, Wachovia might elect to dissolve World Savings’ Ninth District charter and terminate its membership with the Bank, in which case it might elect to leave the existing advances outstanding until their scheduled maturities, or prepay the advances along with any prepayment fees that might be due under the Bank’s normal prepayment fee policies. For the reasons cited above with regard to the repayment of Washington Mutual’s advances, the Bank would expect the impact of a termination of World Savings’ membership in the Bank and the resulting repayment of its advances to be negative. Further, given the outstanding balance of World Savings’ advances, the Bank would expect the impact to be somewhat more significant than the loss of Washington Mutual. However, the Bank believes its ability to adjust its capital levels in response to any reduction in advances outstanding would mitigate to some extent the negative impact on the Bank’s remaining stockholders.
On June 12, 2006, Banco Bilbao Vizcaya Argentaria, S.A. (BBVA) announced that it had signed a definitive agreement to acquire Texas Regional Bancshares, Inc. (Texas Regional) (NASDAQ: TRBS), the holding company for Texas State Bank, the Bank’s eighth largest borrower and stockholder at June 30, 2006. Completion of the transaction, which the parties expect to close in the fourth quarter of 2006, is subject to the approval of Texas Regional’s shareholders and regulatory approvals in both the United States and Spain. BBVA’s stock trades on the Madrid stock exchange and its American depositary receipts trade on the NYSE under the symbol BBV. The Bank is currently unable to predict whether BBVA will maintain Texas State Bank’s Ninth District charter.
In the event the Bank were to lose one or more large borrowers that represent a significant proportion of its business, it could, depending on the magnitude of the impact, compensate for the loss by lowering dividend rates, raising advances rates, attempting to reduce operating expenses (which could cause a reduction in service levels), or by undertaking some combination of these actions.
During the six months ended June 30, 2006, demand for the Bank’s variable rate product offerings decreased slightly, as variable rate advances decreased from 46.8 percent of the Bank’s outstanding advances at December 31, 2005 to 45.0 percent of outstanding advances at June 30, 2006. The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of June 30, 2006 and December 31, 2005.

COMPOSITION OF ADVANCES
(Dollars in millions)

	June 30, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$12,175	26.9%	$10,515	22.6%
Maturity 1 month to 12 months	3,006	6.6	3,680	7.9
Maturity greater than 1 year	3,392	7.5	3,487	7.5
Fixed rate, amortizing	5,233	11.6	5,662	12.2
Fixed rate, putable	1,100	2.4	1,375	3.0

Total fixed rate advances	24,906	55.0	24,719	53.2
Floating rate advances
Maturity less than one month	418	0.9	837	1.8
Maturity 1 month to 12 months	6,511	14.4	6,641	14.3
Maturity greater than 1 year	13,435	29.7	14,291	30.7

Total floating rate advances	20,364	45.0	21,769	46.8

Total par value	$45,270	100.0%	$46,488	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. Due in large part to these collateral requirements, the Bank has not experienced any credit losses on advances since it was founded in 1932, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances. As discussed above in the section entitled “Hurricanes Katrina and Rita,” the Bank does not currently anticipate any losses on advances to members impacted by these storms.
Investment Securities
At June 30, 2006 and December 31, 2005, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $2.4 billion and $7.9 billion, respectively. The conditions that made investing in overnight federal funds an attractive opportunity diminished between December 31, 2005 and June 30, 2006, resulting in the Bank’s decision to reduce its short-term investments. At June 30, 2006, the Bank’s long-term investment portfolio was comprised of $8.0 billion of MBS and $0.2 billion of U.S. agency debentures. As of year-end 2005, the Bank’s long-term investment portfolio was comprised of $9.0 billion of MBS and $0.3 billion of U.S. agency debentures.
The Bank’s long-term investment portfolio at June 30, 2006 and December 31, 2005 includes securities that are classified for balance sheet purposes as either held-to-maturity, available-for-sale or trading as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
June 30, 2006	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$130	$—	$—	$130	$130
Government-sponsored enterprises	—	63	—	63	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	130	105	—	235	130

MBS portfolio
U.S. government guaranteed obligations	51	—	—	51	51
Government-sponsored enterprises	5,086	535	31	5,652	5,093
Non-agency residential MBS	1,336	—	—	1,336	1,338
Non-agency commercial MBS	779	220	—	999	799

Total MBS	7,252	755	31	8,038	7,281

State or local housing agency debentures	6	—	—	6	6
Other	—	—	2	2	—

Total long-term investments	$7,388	$860	$33	$8,281	$7,417

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2005	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$165	$—	$—	$165	$164
Government-sponsored enterprises	—	88	—	88	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	36	—	36	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	165	131	—	296	164

MBS portfolio
U.S. government guaranteed obligations	61	—	—	61	61
Government-sponsored enterprises	5,575	643	44	6,262	5,589
Non-agency residential MBS	1,606	—	—	1,606	1,607
Non-agency commercial MBS	791	241	—	1,032	831

Total MBS	8,033	884	44	8,961	8,088

State or local housing agency debentures	7	—	—	7	7
Other	—	—	2	2	—

Total long-term investments	$8,205	$1,015	$46	$9,266	$8,259

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.
At June 30, 2006, all of the Bank’s holdings of privately issued (i.e., non-agency) mortgage-backed securities retained the highest investment grade rating.
The Bank did not acquire or sell any long-term investments during the six months ended June 30, 2006; during this same period, the proceeds from maturities of securities designated as held-to-maturity and available-for-sale totaled approximately $816 million and $134 million, respectively. As described in more detail in the Bank’s Amended Form 10, during the third quarter of 2005, the Bank took advantage of favorable market conditions and sold substantially all of its non-MBS securities classified as available-for-sale. Following that sale, the Bank reduced members’ minimum investment requirements and repurchased approximately $279 million of surplus stock in

November 2005. In addition, the Bank subsequently repurchased $105 million of surplus stock in January 2006, $91 million of surplus stock in April 2006 and $123 million of capital stock held by Washington Mutual, most of which became excess stock as Washington Mutual repaid advances during the first half of 2006.
Due to these reductions in capital stock, the Bank’s MBS portfolio currently exceeds the regulatory limit of three times the Bank’s total regulatory capital. Since the Bank was in compliance with the regulatory limit at the time it purchased its current MBS holdings, the Bank is not required to sell any of its securities holdings and is not considered to be out of compliance with the regulatory limit. However, the Bank is precluded from purchasing additional MBS until the outstanding principal amount of its current holdings falls below three times its capital. Based on the anticipated repayment of advances by Washington Mutual and the repurchase of the capital stock supporting those advances, as well as current repayment projections for the Bank’s existing MBS portfolio, and in the absence of substantial growth in advances (and corresponding capital stock), the Bank currently does not anticipate purchasing any additional MBS until the first quarter of 2007. In addition, while the Bank is not currently precluded from purchasing U.S. agency debentures, based upon current market conditions, it does not anticipate purchasing any such securities in the foreseeable future.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of June 30, 2006 and December 31, 2005.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	June 30, 2006		December 31, 2005
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$51	$51	$61	$61
Government-sponsored enterprises	5,079	5,078	5,567	5,566
AAA rated non-agency residential	1,336	1,336	1,606	1,606

Total floating rate CMOs	6,466	6,465	7,234	7,233

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	216	220	233	241
Government-sponsored enterprise DUS(4)	493	494	579	592
Government-sponsored enterprise CMOs	72	72	93	95

Total swapped MBS	781	786	905	928

Total floating rate MBS	7,247	7,251	8,139	8,161

Fixed rate MBS
Government-sponsored enterprises	8	8	9	9
AAA rated non-agency CMBS(5)	779	779	791	791

Total fixed rate MBS	787	787	800	800

Total MBS	$8,034	$8,038	$8,939	$8,961

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
While the MBS portfolio is dominated by floating rate securities that limit the Bank’s interest rate risk, all of the Bank’s floating rate CMOs ($6.5 billion par value at June 30, 2006) include caps that will limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the underlying mortgage loans would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2006, the effective interest rate caps (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.6 percent to 15.3 percent. The largest concentration of embedded effective caps ($3.1 billion) fell within the 7.0 to 7.5 percent range. Although LIBOR rates were approximately 135 basis points below the lowest effective interest rate cap embedded in the CMO floaters as of June 30, 2006, the Bank has offset a significant amount of this potential cap risk with $6.4 billion of stand-alone interest rate caps with remaining maturities ranging from 4 months to 58 months as of June 30, 2006, and strike rates ranging from 6.75 percent to 8.0 percent. If interest rates rise above these strike rates, the Bank will be entitled to receive interest payments based upon the notional amounts of the interest rate cap agreements.
During the six months ended June 30, 2006, the Bank entered into four stand-alone interest rate cap agreements with notional amounts totaling $2.5 billion. On February 21, 2006, the Bank entered into a $1.0 billion (notional) interest rate cap agreement. The premium paid for this cap was $4.1 million. The agreement has a strike rate of 7.0 percent and expires in February 2011. On April 19, 2006, the Bank entered into three additional interest rate cap agreements, each having a $500 million notional amount and a strike rate of 6.75 percent. The agreements expire in April 2009, April 2010 and April 2011, respectively. The premiums paid for these caps totaled $5.5 million.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s stand-alone CMO-related interest rate cap agreements as of June 30, 2006.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS

Expiration	Notional Amount	Strike Rate
Fourth quarter 2006	$1,165	7.50%
Third quarter 2007	500	8.00%
Second quarter 2008	1,000	8.00%
Second quarter 2009	500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%

	$6,415

Mortgage Loans Held for Portfolio
At June 30, 2006 and December 31, 2005, the Bank held $492 million and $542 million, respectively, of residential mortgage loans originated under the MPF Program. As of these dates, 46 percent and 47 percent, respectively, of the outstanding balances were government insured. The Bank’s allowance for loan losses decreased from $294,000 at December 31, 2005 to $265,000 at June 30, 2006, reflecting charge-offs during the six-month period. At June 30, 2006 and December 31, 2005, the Bank had nonaccrual loans totaling $673,000 and $2,384,000, respectively.
Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 59 and 57 at June 30, 2006 and December 31, 2005, respectively. During the three months ended June 30, 2006 and 2005, the Bank’s PFIs delivered $66 million and $74 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $71,000 and $84,000, respectively. During the six months ended June 30, 2006 and 2005, the Bank’s PFIs delivered $115 million and $169 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $125,000 and $202,000, respectively. No interest in loans was retained by the Bank during the six months ended June 30, 2006 or 2005.

For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s Amended Form 10. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various product alternatives offered through the MPF Program. During the three months ended June 30, 2006 and 2005, the Bank paid credit enhancement fees totaling $84,000 and $111,000, respectively. Such fees totaled $173,000 and $228,000 during the six months ended June 30, 2006 and 2005, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended June 30, 2006 and 2005, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $7,000 and $4,000, respectively. During the six months ended June 30, 2006 and 2005, $14,000 and $8,000, respectively, of performance-based credit enhancement fees were forgone and not paid to the Bank’s PFIs.
As discussed in the section above entitled “Hurricanes Katrina and Rita,” the Bank does not currently expect to incur any material losses in its mortgage loan portfolio as a result of these storms.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are affected by that failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, subsequent modification of the loan terms, the PFI’s failure to perfect collateral with an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. During the three months ended June 30, 2005, the principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs totaled $800. No mortgage loans were required to be repurchased during the three months ended June 30, 2006. The principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs during the six months ended June 30, 2006 and 2005 totaled $202,000 and $67,000, respectively.
Given its current arrangement with the FHLBank of Chicago, as more fully described in the Bank’s Amended Form 10, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of scheduled amortization and loan payoffs.
Consolidated Obligations and Deposits
At June 30, 2006, the carrying values of consolidated obligation bonds and discount notes totaled $41.7 billion and $8.1 billion, respectively. As of June 30, 2006, the par value of the Bank’s outstanding bonds was $42.4 billion and the par value of the Bank’s outstanding discount notes approximated their carrying values. In comparison, at December 31, 2005, the carrying values of consolidated obligation bonds and discount notes totaled $46.1 billion and $11.2 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $46.6 billion and $11.2 billion, respectively.
The following table presents the composition of the Bank’s outstanding bonds at June 30, 2006 and December 31, 2005.

COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	June 30, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$15,497	36.5%	$15,954	34.2%
Fixed rate, non-callable	12,121	28.6	13,356	28.7
Callable step-up	8,966	21.2	8,939	19.2
Single-index floating rate	5,007	11.8	7,643	16.4
Conversion	725	1.7	625	1.3
Comparative-index	80	0.2	80	0.2
Callable step-up/step-down	15	—	15	—

Total par value	$42,411	100.0%	$46,612	100.0%

Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Single-index floating rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR; typically, these bonds contain caps that limit the increases in the floating rate coupons. Conversion bonds have coupons that convert from fixed to floating, or from floating to fixed, on predetermined dates. Comparative-index bonds have coupon rates determined by the difference between two or more market indices, typically a Constant Maturity Treasury rate and LIBOR. Callable step-up/step-down bonds pay interest at increasing fixed rates and then at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements to convert many of the fixed rate consolidated obligations that it issues to floating rate instruments that periodically reset to an index such as one-month or three-month LIBOR. As has been the case for the last several years, a majority of the consolidated obligations that the Bank issued and swapped to LIBOR in the six months ended June 30, 2006 were callable bonds, albeit in lower volumes as compared to the six months ended June 30, 2005. Callable bonds provide the Bank with the right to redeem the instrument on predetermined call dates in the future. When hedging callable consolidated obligation bonds, the Bank sells an option to the interest rate swap counterparty that offsets the option the Bank owns to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest rate swap and the Bank will then typically call the consolidated obligation bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding and the Bank will then elect not to call the consolidated obligation bond.
As market interest rates continued to increase during the first half of 2006, the volume of debt being called by the Bank declined significantly, and the volume of new consolidated obligation bonds issued by the Bank declined in turn. The Bank issued $2.2 billion of bonds during the six months ended June 30, 2006, compared to $13.4 billion of bonds during the same period in 2005. During the six months ended June 30, 2006, the housing GSEs’ debt issuance remained at a relatively low level, which, when combined with steady demand from investors in agency debt, reduced or held constant the cost of GSE debt relative to benchmark instruments in comparison to the fourth quarter of 2005. Agency debt securities generally trade at yields that are higher than the yields of comparable maturity U.S. treasury securities. In the first half of 2006, the difference between yields of agency debt securities and those of U.S. treasury securities having approximately the same term to maturity generally decreased or remained relatively constant compared to the relationship that existed in the fourth quarter of 2005. Recently, agency debt securities have generally traded at yields that are lower than the rates on comparable maturity interest rate swaps. During the first half of 2006, the difference between the yields of agency debt securities and those of interest rate swaps having approximately the same term to maturity increased (the difference in yields became more negative) or remained relatively constant compared to the relationship that existed in the fourth quarter of 2005. In the future, the cost of the Bank’s debt will depend on several factors, including the direction and level of market interest rates, competition from other GSEs, changes in the investment preferences of potential buyers of GSE debt securities, and technical market factors.
Demand, overnight, and term deposits were $3.8 billion at both June 30, 2006 and December 31, 2005. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock was approximately $2.3 billion at both June 30, 2006 and December 31, 2005. The Bank’s average outstanding capital stock decreased from $2.5 billion for the year ended December 31, 2005 to $2.3 billion for the six months ended June 30, 2006. The decline in average outstanding capital stock was attributable primarily to reductions in members’ required investment in the Bank, which were implemented in late 2005 and April 2006, a change in the definition of surplus stock, and lower average advances balances. These changes are discussed below.
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
The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as stock in excess of 115 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on July 31, 2006, surplus stock is defined as stock in excess of 110 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of the surplus stock is $250,000 or less. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases. As these repurchases are made at the sole discretion of the Bank, the shares underlying such repurchases do not meet the definition of mandatorily redeemable financial instruments under the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and, accordingly, are classified as equity until redeemed by the Bank. The following table sets forth the repurchases of surplus stock which have occurred since December 31, 2005.

REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2006	1,045,478	$104,548	$—
April 28, 2006	910,775	91,078	1,665
July 31, 2006	1,202,407	120,241	2,242
Mandatorily redeemable capital stock outstanding at June 30, 2006 and December 31, 2005 was $204.0 million and $319.3 million, respectively. For the six months ended June 30, 2006 and the year ended December 31, 2005, average mandatorily redeemable capital stock was $248.5 million and $326.2 million, respectively.
The majority of the Bank’s outstanding mandatorily redeemable capital stock is held by Washington Mutual, a non-member borrower as described in the sub-section above entitled “Advances.” The reduction in mandatorily redeemable capital stock during the six months ended June 30, 2006 was attributable primarily to the repurchase of stock that was held by Washington Mutual to support $2.8 billion of advances that were repaid during the period and, to a lesser extent, by the change in the activity-based investment requirements discussed above. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of June 30, 2006 and December 31, 2005.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	June 30, 2006		December 31, 2005
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Washington Mutual Bank	1	$192,143	1	$309,486
Subject to withdrawal notice	4	863	3	759
Held by other non-member borrowers	10	10,968	6	8,250
Held by non-member acquirers	—	—	1	840

Total	15	$203,974	11	$319,335

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $2.6 billion at the end of 2005 to $2.5 billion at June 30, 2006 due in large part to the repurchase of stock held by Washington Mutual, as discussed above.
At June 30, 2006 and December 31, 2005, the Bank’s ten largest stockholders held $1.4 billion and $1.5 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 56.9 percent and 57.3 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest stockholders as of June 30, 2006.

TEN LARGEST STOCKHOLDERS AS OF JUNE 30, 2006
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
World Savings Bank, FSB Texas	Houston	TX	$560,472	22.5%
Guaranty Bank	Austin	TX	306,696	12.3
Washington Mutual Bank	Henderson	NV	192,143	7.7
Franklin Bank, SSB	Austin	TX	86,597	3.5
Capital One, National Association*	New Orleans	LA	83,101	3.3
International Bank of Commerce	Laredo	TX	80,726	3.2
Southwest Corporate FCU	Plano	TX	30,568	1.2
Texas State Bank	McAllen	TX	27,696	1.1
Southside Bank	Tyler	TX	27,364	1.1
BancorpSouth Bank	Tupelo	MS	25,319	1.0

			$1,420,682	56.9%

*	Previously known as Hibernia National Bank
For a discussion of the status of Washington Mutual, a non-member borrower, see the sub-section above entitled “Advances.” As of June 30, 2006, all of the stock held by Washington Mutual was classified as mandatorily redeemable capital stock (liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at June 30, 2006.
In November 2005, Capital One Financial Corp. acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s fifth largest stockholder and sixth largest borrower as of June 30, 2006. On May 7, 2006, Wachovia announced that it had signed a definitive agreement to acquire Golden West Financial Corporation, the holding company for World Savings, the Bank’s largest stockholder and borrower as of June 30, 2006. On June 12, 2006, BBVA announced that it had signed a definitive agreement to acquire Texas Regional, the holding company for Texas State Bank, the Bank’s eighth largest stockholder and borrower as of June 30, 2006. The parties to the definitive agreements expect to close their respective transactions in the fourth quarter of 2006. For a discussion of the potential impact of these transactions on the Bank, if any, see the sub-section above entitled “Advances.”
Retained Earnings and Dividends
The Bank’s retained earnings were $181.6 million at June 30, 2006, an increase of $3.1 million from $178.5 million at December 31, 2005. During the six months ended June 30, 2006, the Bank paid dividends on capital stock totaling $52.3 million, which equated to an average annualized dividend rate of 4.68 percent. The Bank’s first and second quarter 2006 dividend rates approximated the average effective federal funds rates for those periods. In addition, the Bank paid dividends totaling $5.7 million on capital stock classified as mandatorily redeemable capital stock (liability). These dividends, which were also paid at an average annualized rate of 4.68 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from December 31, 2005 through March 30, 2006, was paid on March 31, 2006. The second quarter dividend, applied to average capital stock held during the period from March 31, 2006 through June 29, 2006, was paid on June 30, 2006. Consistent with past practice, these dividends were paid in the form of capital stock (except for fractional shares, which were paid in cash).
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
As discussed in the Amended Form 10, in light of earnings volatility related to the accounting requirements of SFAS 133, the Bank has been exploring alternative ways to modify its dividend declaration and payment process so that it can declare and pay dividends with the benefit of knowing its actual earnings for the dividend period. Historically, dividends have been declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known. In addition, on March 15, 2006, the Finance Board published a proposed regulation that would, among other things, require FHLBanks to declare and pay dividends only after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated.
On June 25, 2006, the Board of Directors approved a change to the Bank’s dividend declaration and payment process. Effective with the third quarter 2006 dividend, the Bank will change its dividend declaration and payment process in a manner that will conform with the timing provisions of the Proposed Regulation. The third quarter 2006 dividend is expected to be paid on September 29, 2006, and will be based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006 (as stated above, the average effective federal funds rate for the second quarter of 2006 was 4.91 percent). The fourth quarter 2006 dividend is expected to be paid on December 29, 2006, and will be based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the third quarter of 2006. The Bank anticipates that this pattern will continue for future periods.
The Finance Board’s Proposed Regulation would also establish a minimum retained earnings requirement for each FHLBank and impose new restrictions on the amount and form of dividends that FHLBanks could pay to their shareholders, among other things. For additional discussion of the Proposed Regulation and its potential impact on the Bank, see the section above entitled “Proposed Regulatory Changes.”
Derivatives and Hedging Activities
The Bank uses interest rate exchange agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of June 30, 2006 and December 31, 2005, the Bank’s notional balance of interest rate exchange agreements was $48.8 billion and $46.8 billion, respectively, while its total assets were $57.3 billion and $64.9 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in the section entitled “Counterparty Credit Risk” in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of June 30, 2006, and the net fair value changes recorded in earnings for each of those categories during the three and six months ended June 30, 2006 and 2005.
COMPOSITION OF DERIVATIVES

		Net Change in Fair Value (6)		Net Change in Fair Value (6)
	Total Notional at	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2006	2006	2005	2006	2005
	(In millions of dollars)	(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$5,715	$—	$—	$—	$—
Long-haul method(2)	952	262	(108)	74	248
Economic hedges(3)	4	19	14	44	24

Total	6,671	281	(94)	118	272

Investments
Short-cut method(1)	55	—	—	—	—
Long-haul method(2)	765	297	(144)	145	67
Economic hedges(4)	30	43	(135,019)	127	(118,185)

Total	850	340	(135,163)	272	(118,118)

Consolidated obligations
Short-cut method(1)	4,745	—	—	—	—
Long-haul method(2)	26,572	(1,034)	7,704	(2,955)	(3,734)
Economic hedges(3)	242	(666)	69	(1,595)	(3,412)

Total	31,559	(1,700)	7,773	(4,550)	(7,146)

Other economic
Caps(5)	6,415	(107)	(1,810)	42	(2,974)
Basis swaps(7)	3,350	479	—	(309)	48

Total	9,765	372	(1,810)	(267)	(2,926)

Total derivatives	$48,845	$(707)	$(129,294)	$(4,427)	$(127,918)

Total short-cut method	$10,515	$—	$—	$—	$—
Total long-haul method	28,289	(475)	7,452	(2,736)	(3,419)
Total economic hedges	10,041	(232)	(136,746)	(1,691)	(124,499)

Total derivatives	$48,845	$(707)	$(129,294)	$(4,427)	$(127,918)

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations or that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133.

(4)	Interest rate derivatives that are matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those relating to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

(7)	In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps to reduce the Bank’s exposure to widening spreads between one-month and three-month LIBOR. The agreements expired in March 2005. The Bank entered into $2.05 billion and $3.0 billion (notional) of interest rate basis swaps in November 2005 and February 2006, respectively; $1.7 billion (notional) of such agreements expired in June 2006 and $3.35 billion (notional) of such agreements are scheduled to expire in August 2006.

Results of Operations
Net Income (Loss)
Net income (loss) for the three months ended June 30, 2006 and 2005 was $27.9 million and ($66.5 million), respectively. The Bank’s net income for the three months ended June 30, 2006 represented an annualized return on average capital stock (ROCS) of 4.97 percent, which was 6 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was (10.61) percent for the three months ended June 30, 2005, which was 1,355 basis points below the average effective federal funds rate for that quarter. Net income (loss) for the six months ended June 30, 2006 and 2005 was $55.5 million and ($40.5 million), respectively. The Bank’s net income for the six months ended June 30, 2006 represented an annualized return on average capital stock (ROCS) of 4.96 percent, which was 28 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was (3.26) percent for the six months ended June 30, 2005, which was 597 basis points below the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income (loss) is divided by average capital stock outstanding for the applicable period excluding stock that is classified as a liability under the provisions of SFAS 150. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its AHP and to make quarterly payments to REFCORP. Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent (or may be lower than 26.5 percent in loss periods). During the three months ended June 30, 2006 and 2005, the effective rates were 27.7 percent and 26.3 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $10.7 million and ($23.7 million), respectively. During the six months ended June 30, 2006 and 2005, the effective rates were 27.4 percent and 25.8 percent, respectively, and the combined AHP and REFCORP assessments were $21.0 million and ($14.4 million), respectively.
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
As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change reduced the Bank’s net loss for the six months ended June 30, 2005 by $908,000. In addition, the retroactive application of the contractual method increased interest income and reduced the Bank’s loss before cumulative effect of change in accounting principle for the three months ended June 30, 2005 by $398,000 and $292,000, respectively, and for the six months ended June 30, 2005 by $366,000 and $268,000, respectively.
Income (Loss) Before Assessments
During the three months ended June 30, 2006 and 2005, the Bank’s income (loss) before assessments was $38.6 million and ($90.2 million), respectively. The $128.8 million increase in income before assessments for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was attributable primarily to a $138.4 million reduction in other losses from period-to-period (which was related to economic hedge derivatives, as discussed below), offset by a $7.2 million decrease in net interest income and a $2.3 million increase in other expenses.
The Bank’s income (loss) before assessments was $76.4 million and ($55.8 million) for the six months ended June 30, 2006 and 2005, respectively. The $132.2 million increase in income before assessments for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was attributable primarily to a $147.0 million reduction in other losses from period-to-period (which was related to economic hedge derivatives, as discussed below), offset by a $10.0 million decrease in net interest income and a $4.7 million increase in other expenses.
The components of income (loss) before assessments (net interest income, other income (loss) and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2006 and 2005, the Bank’s net interest income was $51.7 million and $58.9 million, respectively, and its net interest margin (based on these results) was 36 basis points in each of these periods. The Bank’s net interest income was $103.6 million and $113.6 million for the six months ended June 30, 2006 and 2005, respectively, and its net interest margin (based on these results) was 35 basis points in each of these periods. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for SFAS 133 fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for SFAS 133 fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2006 and 2005.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended June 30,
	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$462	$6	4.98%	$421	$3	2.97%
Federal funds sold	2,159	27	4.98%	2,753	21	3.01%
Investments
Trading (b)	36	1	6.22%	67	2	9.93%
Available-for-sale (c)	890	11	4.89%	5,445	53	3.83%
Held-to-maturity	7,629	105	5.44%	7,738	71	3.65%
Advances (c)(d)	44,342	546	4.88%	47,027	380	3.20%
Mortgage loans held for portfolio	505	7	5.53%	642	9	5.50%

Total earning assets	56,023	703	4.96%	64,093	539	3.32%
Cash and due from banks	79			59
Other assets	255			308

Total assets	$56,357	703	4.93%	$64,460	539	3.30%

Liabilities and Capital
Interest-bearing deposits	$3,327	40	4.87%	$1,552	11	2.88%
Consolidated obligations
Bonds (c)	44,683	547	4.85%	50,110	402	3.17%
Discount notes (c)	4,649	58	4.88%	8,638	64	2.92%
Mandatorily redeemable capital stock and other borrowings	250	6	9.31%	331	3	3.45%

Total interest-bearing liabilities	52,909	651	4.87%	60,631	480	3.13%
Other liabilities	996			1,304

Total liabilities	53,905	651	4.78%	61,935	480	3.06%

Total capital	2,452			2,525

Total liabilities and capital	$56,357		4.57%	$64,460		2.94%

Net interest income		$52			$59

Net interest margin			0.36%			0.36%
Net interest spread			0.09%			0.19%

Impact of non-interest bearing funds			0.27%			0.17%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income (loss) and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $0.3 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income (loss) and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $21,000 and ($10.0 million) for the three months ended June 30, 2006 and 2005, respectively. For these same periods, net interest income (expense) on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was ($271,000) and $1.0 million, respectively. Net interest expense on derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting was $0.2 million for the three months ended June 30, 2005. The Bank did not have any hedged discount notes during the three months ended June 30, 2006. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2006 and 2005.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Six Months Ended June 30,
	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$424	$10	4.77%	$531	$7	2.69%
Federal funds sold	3,494	81	4.65%	2,869	39	2.76%
Investments
Trading (b)	39	1	7.13%	71	4	10.29%
Available-for-sale (c)	931	22	4.62%	5,494	100	3.63%
Held-to-maturity	7,832	207	5.26%	7,548	134	3.52%
Advances (c)(d)	44,401	1,044	4.68%	47,022	707	2.99%
Mortgage loans held for portfolio	517	14	5.57%	664	19	5.56%

Total earning assets	57,638	1,379	4.76%	64,199	1,010	3.13%
Cash and due from banks	73			56
Other assets	251			313

Total assets	$57,962	1,379	4.73%	$64,568	1,010	3.11%

Liabilities and Capital
Interest-bearing deposits	$3,416	79	4.64%	$1,731	22	2.61%
Consolidated obligations
Bonds (c)	45,184	1,058	4.66%	52,822	787	2.96%
Discount notes (c)	5,683	129	4.54%	5,955	82	2.72%
Mandatorily redeemable capital stock and other borrowings	263	9	6.70%	330	5	3.20%

Total interest-bearing liabilities	54,546	1,275	4.65%	60,838	896	2.93%
Other liabilities	961			1,205

Total liabilities	55,507	1,275	4.57%	62,043	896	2.87%

Total capital	2,455			2,525

Total liabilities and capital	$57,962		4.38%	$64,568		2.76%

Net interest income		$104			$114

Net interest margin			0.35%			0.35%
Net interest spread			0.11%			0.20%

Impact of non-interest bearing funds			0.24%			0.15%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income (loss) and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $0.7 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income (loss) and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $31,000 and ($21.9 million) for the six months ended June 30, 2006 and 2005, respectively. For these same periods, net interest income (expense) on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was ($263,000) and $2.6 million, respectively. Net interest expense on derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting was $0.7 million for the six months ended June 30, 2005. The Bank did not have any hedged discount notes during the six months ended June 30, 2006. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

The average effective federal funds rate increased from 2.94 percent and 2.71 percent for the three and six months ended June 30, 2005, respectively, to 4.91 percent and 4.68 percent for the three and six months ended June 30, 2006, respectively. Due to rising short-term interest rates throughout 2005 and the first half of 2006, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 17 basis points and 15 basis points for the three and six months ended June 30, 2005, respectively, to 27 basis points and 24 basis points for the comparable periods in 2006. Conversely, the Bank’s net interest spread (based on reported results) declined from 19 basis points and 20 basis points during the three and six months ended June 30, 2005, respectively, to 9 basis points and 11 basis points during the three and six months ended June 30, 2006, respectively. The decrease in net interest spread was due primarily to the following factors.
First, as discussed previously, the Bank reports realized gains and losses in the form of net interest payments on derivative instruments used to hedge interest-earning assets and interest-bearing liabilities as part of net interest income when the hedging relationships qualify for hedge accounting under SFAS 133. Conversely, net interest payments on derivatives used in economic hedges are reported in “net gains (losses) on derivatives and hedging activities” together with the unrealized changes in fair value of the derivatives. During the six months ended June 30, 2005, the Bank held approximately $1.4 billion of fixed rate available-for-sale securities that were in economic hedging relationships. During the three and six months ended June 30, 2005, the net interest expense on the associated interest rate swaps totaling approximately $10.0 million and $21.9 million, respectively, was included in net gain (loss) on derivatives and hedging activities and therefore excluded from the net interest spread calculation (accounting for approximately 6 basis points and 7 basis points, respectively). During the third quarter of 2005, the Bank sold substantially all of the subject available-for-sale securities and terminated the associated interest rate swaps, resulting in a reduction of interest income on available-for-sale securities and a corresponding reduction in losses on derivatives and hedging activities.
Second, as discussed above under the section entitled “Financial Condition/Retained Earnings and Dividends,” the Bank will change its dividend declaration and payment process beginning with the third quarter 2006 dividend so that it can declare and pay its quarterly dividends with the benefit of knowing its actual earnings for the dividend period. Although not yet declared, the third quarter 2006 dividend is expected to be paid on September 29, 2006, and will be based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. Because the dividend to be paid in the third quarter of 2006 will be based upon average capital stock holdings for the second quarter of 2006, the portion of this dividend that will be paid on mandatorily redeemable capital stock was recognized as interest expense in the second quarter of 2006. Under the Bank’s dividend practices that existed through June 30, 2006, interest expense on mandatorily redeemable capital stock was recorded in the calendar quarter in which the dividend was paid. The inclusion of this additional interest expense (that is, the amount representing the dividend to be paid on mandatorily redeemable capital stock on September 29, 2006) reduced the Bank’s net interest spread for the three and six months ended June 30, 2006 by 3 basis points and 1 basis point, respectively. In addition, it reduced the Bank’s ROCS for the three and six months ended June 30, 2006 by 40 basis points and 20 basis points, respectively.
Third, the net spread earned on fixed rate assets which were funded with floating rate debt during the first half of 2005 declined due to the substitution during the third quarter of 2005 of higher rate fixed rate debt for the floating rate debt that had previously funded those assets.
Fourth, the Bank’s balance sheet participation in the MPF Program is continuing to decline. As a result, the Bank held a smaller balance of relatively higher yielding fixed rate mortgage loans during the three and six months ended June 30, 2006 as compared to the same periods in 2005.
Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2006 and 2005. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Six Months Ended
	June 30, 2006 vs. 2005			June 30, 2006 vs. 2005
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$1	$2	$3	$(2)	$5	$3
Federal funds sold	(5)	11	6	11	31	42
Investments
Trading	(1)	—	(1)	(2)	(1)	(3)
Available-for-sale	(53)	11	(42)	(100)	22	(78)
Held-to-maturity	(1)	35	34	5	68	73
Advances	(22)	188	166	(41)	378	337
Mortgage loans held for portfolio	(2)	—	(2)	(5)	—	(5)

Total interest income	(83)	247	164	(134)	503	369

Interest expense:
Interest-bearing deposits	18	11	29	32	25	57
Consolidated obligations:
Bonds	(47)	192	145	(126)	397	271
Discount notes	(37)	31	(6)	(4)	51	47
Mandatorily redeemable capital stock and other borrowings	(1)	4	3	(1)	5	4

Total interest expense	(67)	238	171	(99)	478	379

Changes in net interest income	$(16)	$9	$(7)	$(35)	$25	$(10)

As previously discussed, the Bank reports income/expense from its trading securities and certain of its available-for-sale securities and consolidated obligations in interest income/expense without the offsetting effects of the associated interest rate swaps. For the three months ended June 30, 2006 and 2005, the net interest expense associated with economic hedge derivatives related to trading securities was $250,000 and $1.3 million, respectively, while the net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities was $21,000 and ($10.0 million), respectively. For these same periods, the net interest income (expense) associated with economic hedge derivatives related to consolidated obligations was ($271,000) and $857,000, respectively.
For the six months ended June 30, 2006 and 2005, the net interest expense associated with economic hedge derivatives related to trading securities was $678,000 and $2.9 million, respectively, while the net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities was $31,000 and ($21.9 million), respectively, and the net interest income (expense) associated with economic hedge derivatives related to consolidated obligations was ($263,000) and $1.9 million, respectively.
The changes in interest income on trading and available-for-sale securities and the changes in interest expense on consolidated obligations reflected in the foregoing Yield and Spread and Rate and Volume Analyses have been offset to varying degrees by changes in the net interest income/expense on the associated interest rate exchange agreements recorded in other income (loss). Because the Bank has synthetically converted the instruments’ cash flows through interest rate swap agreements, management considers the effects of the associated interest rate exchange agreements when evaluating changes in the Bank’s net interest income across different time periods and in relation to the movement in short-term interest rates. When combined with the associated interest rate exchange agreements, the average rates earned on the trading securities are substantially lower than the rates shown in the Yield and Spread Analyses. In addition, the average rates earned on the available-for-sale securities in 2005 are substantially lower than the rates shown in the Yield and Spread Analyses while the average rates paid on the consolidated obligations in 2005 are somewhat lower than the rates shown in the Yield and Spread Analyses. Further, when the effects of these interest rate exchange agreements are considered, the Bank’s net interest margins and net interest spreads for the three and six months ended June 30, 2005 were significantly lower than the rates shown in the Yield and Spread Analyses. Because the balance of economic hedging relationships was substantially lower during the three and six months ended June 30, 2006, the impact of interest rate exchange agreements on the interest rates earned/paid on available-for-sale securities and consolidated obligations, as well as the impact on the Bank’s net interest margin and net interest spread, was insignificant.
Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2006 and 2005.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss on trading securities	$(395)	$(337)	$(1,052)	$(2,433)
Gains on economic hedge derivatives related to trading securities	409	377	1,100	2,527

Hedge ineffectiveness on trading securities	14	40	48	94

Net interest expense associated with economic hedge derivatives related to trading securities	(250)	(1,258)	(678)	(2,870)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	21	(10,028)	31	(21,948)
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligations	(271)	857	(263)	1,883
Net interest income (expense) associated with stand-alone economic hedge derivatives (basis swaps)	(206)	—	264	(223)
Net interest expense associated with economic hedge derivatives related to advances	(16)	(27)	(37)	(43)

Total net interest expense associated with economic hedge derivatives	(722)	(10,456)	(683)	(23,201)

Gains (losses) related to stand-alone economic hedge derivatives (caps)	(107)	(1,810)	42	(2,974)
Gains (losses) related to other stand-alone derivatives (basis swaps)	479	—	(309)	48
Losses related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	(618)	(134,976)	(1,472)	(121,667)

Total fair value losses related to economic hedge derivatives	(246)	(136,786)	(1,739)	(124,593)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gain (loss) on advances and associated hedges	262	(108)	74	248
Net gain (loss) on debt and associated hedges	(1,034)	7,704	(2,955)	(3,734)
Net gain (loss) on AFS(1) securities and associated hedges	297	(144)	145	67

Total SFAS 133 fair value hedge ineffectiveness	(475)	7,452	(2,736)	(3,419)

Gains on early extinguishment of debt	267	564	1,123	802
Service fees	876	680	1,684	1,341
Other, net	795	642	1,626	1,323

Total other	1,938	1,886	4,433	3,466

Total other income (loss)	$509	$(137,864)	$(677)	$(147,653)

(1)	Available-for-sale

(2)	Consolidated obligations
As discussed above, the Bank uses interest rate swaps to hedge the risk of changes in the fair value of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain of $14,000 and $40,000 for the three months ended June 30, 2006 and 2005, respectively, and a net gain of $48,000 and $94,000 for the six months ended June 30, 2006 and 2005, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income (loss) as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuates as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps are structured so that their notional balances mirror the balance of the related trading securities and their pay leg coupons mirror the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $1.0 million in the three-month period ended June 30, 2006, as compared to the three months ended June 30, 2005, and by $2.2 million in the six-month period ended June 30, 2006, as compared to the six months ended June 30, 2005, due primarily to reductions in the notional balances of the interest rate swaps. The reductions in the notional balances corresponded to reductions of $31 million and $32 million in the average balance of the trading securities portfolio for the three and six-month periods, respectively, which were in turn attributable to principal repayments on the securities.
Net interest expense associated with economic hedge derivatives related to available-for-sale securities declined by $10.0 million and $22.0 million for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods in 2005. Substantially all of the interest rate swaps that gave rise to this interest expense during the three and six months ended June 30, 2005 were terminated in August and September 2005 in connection with the sale of the hedged items.
Net interest income associated with economic hedge derivatives related to consolidated obligations declined by $1.1 million and $2.1 million for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods in 2005. For most of these interest rate swaps, the Bank pays (or paid) a floating rate and receives (or received) a fixed rate; therefore, the increase in average interest rates reduced the net amount of interest earned from period to period (for the three and six months ended June 30, 2006, the net amount became an expense for the Bank). In addition, the notional amount of interest rate swaps giving rise to this interest income declined from period to period as a result of expirations.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank has entered into 19 interest rate cap agreements having a total notional amount of $6.415 billion. The premiums paid for these caps totaled $43.5 million, of which $4.1 million (for a cap having a notional amount of $1.0 billion) was paid during the three months ended March 31, 2006 and $5.5 million (for three caps having a total notional amount of $1.5 billion) was paid during the three months ended June 30, 2006. The Bank did not purchase any stand-alone interest rate caps during the corresponding periods in 2005. The fair value of the Bank’s interest rate caps is dependent upon the level of interest rates, market volatilities and remaining term to maturity. In general (assuming constant market volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in market volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can be a source of considerable earnings volatility.
At June 30, 2006, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $11.2 million. The recorded fair value changes in the Bank’s stand-alone caps were gains (losses) of ($107,000) and $42,000 for the three and six months ended June 30, 2006, respectively, compared to losses of $1.8 million and $3.0 million, respectively, for the corresponding periods in 2005. During the three months ended June 30, 2006, the losses relating to the Bank’s interest rate caps were attributable primarily to lower interest rate volatility and the passage of time. The gains during the six months ended June 30, 2006 were due primarily to increases in interest rates, while the losses during the three and six months ended June 30, 2005 were due primarily to lower interest rate volatility and the passage of time.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps that expired in March 2005. In November 2005 and February 2006, the Bank entered into interest rate basis swaps with aggregate notional amounts of $2.05 billion and $3.0 billion, respectively. Agreements with an aggregate notional balance of $1.7 billion expired in June 2006 and the remaining agreements ($3.35 billion notional) expire in August 2006. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the current relationship between one-month LIBOR and three-month LIBOR, and the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the basis swap. The Bank accounts for interest rate basis swaps as stand-alone derivatives. The recorded fair value changes in the Bank’s interest rate basis swaps was a loss of $309,000 for the six months ended June 30, 2006, compared to a gain of $48,000 for the corresponding period in 2005. During the three months ended June 30, 2006, the Bank recorded a gain of $479,000 due to fair value changes in its interest rate basis swaps. The Bank was not a party to any interest rate basis swaps during the three months ended June 30, 2005.
During the first six months of 2006 and 2005, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds at a gain, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended June 30, 2006 and 2005, the Bank repurchased $52 million and $898 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $267,000 and $564,000 for the three months ended June 30, 2006 and 2005, respectively. The Bank repurchased $255 million and $938 million, respectively, of its consolidated obligations during the six months ended June 30, 2006 and 2005, and the gains on these debt extinguishments totaled $1,123,000 and $802,000, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the difference between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) was a net gain (loss) of ($475,000) and $7.5 million for the three months ended June 30, 2006 and 2005, respectively, and a net loss of $2.7 million and $3.4 million for the six months ended June 30, 2006 and 2005, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended June 30, 2006 and 2005, the change in fair value of derivatives that were not in SFAS 133 hedging relationships was ($618,000) and ($135.0 million), respectively. The change in fair value of derivatives that were not in SFAS 133 hedging relationships was ($1.5 million) and ($121.7 million) for the six months ended June 30, 2006 and 2005, respectively. The vast majority of the losses during the three and six months ended June 30, 2005 were attributable to interest rate swaps relating to certain available-for-sale securities and consolidated obligations that had either expired or been terminated by September 30, 2005.
In the table above, the caption entitled “Other, net” (consistent with the term used in the statements of income (loss)) is comprised principally of MPF participation and letter of credit fees. During the three months ended June 30, 2006 and 2005, the Bank received $71,000 and $84,000, respectively, of MPF participation fees under its arrangement with the FHLBank of Chicago. Such fees totaled $125,000 and $202,000 for the six months ended June 30, 2006 and 2005, respectively. Letter of credit fees totaled $658,000 and $485,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, letter of credit fees totaled $1,335,000 and $938,000, respectively. At June 30, 2006, outstanding letters of credit totaled $2.8 billion.
Other Expenses
Total other expenses, which include the Bank’s salaries and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $13.6 million and $26.5 million for the three and six months ended June 30, 2006, respectively, compared to $11.3 million and $21.7 million for the three and six months ended June 30, 2005, respectively.
Salaries and benefits were $6.4 million and $12.5 million for the three and six months ended June 30, 2006, compared to $5.0 million and $10.3 million for the corresponding periods in 2005. The increases of $1.4 million and $2.2 million were due in part to increases in the Bank’s average headcount, from 137 and 135 employees during the three and six months ended June 30, 2005, respectively, to 157 and 152 employees during the corresponding periods in 2006. At June 30, 2006, the Bank employed 159 people, a net increase of 14 people from December 31, 2005 and a net increase of 18 people from June 30, 2005. In addition, expenses relating to the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”) increased from $0.5 million and $1.1 million during the three and six months ended June 30, 2005, respectively, to $0.8 million and $1.6 million during the corresponding periods in 2006. During the three months ended June 30, 2006, the Bank also made a $195,000 contribution to its Special Non-Qualified Deferred Compensation Plan. In 2005, contributions totaling $178,000 were made to the Special Non-Qualified Deferred Compensation Plan during the three months ended March 31, 2005. The balance of the increases in salaries and benefits was due primarily to merit and cost-of-living adjustments.
On August 3, 2006, the U.S. Congress passed the Pension Protection Act which President Bush has indicated he will sign. If signed into law, the major provisions of this statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. The Bank has not determined the exact effect that this statute will have on the timing or amount of payments it is required to make to the DB Plan. The Bank expects, however, that the amount of its required annual contributions to the DB Plan will increase in at least the first several years after the legislation becomes effective.
Other operating expenses for the three and six months ended June 30, 2006 were $6.4 million and $12.2 million, respectively, compared to $5.4 million and $9.5 million for the corresponding periods in 2005. The increases of $1.0 million and $2.7 million were attributable in large part to two factors. First, the Bank incurred higher professional fees in 2006 related to an internal project designed to streamline and enhance management decision-making processes. The costs associated with this project totaled $1.9 million for the six months ended June 30, 2006, of which approximately $0.9 million was incurred during the second quarter. Second, the Bank disbursed approximately $0.5 million in grants during the six months ended June 30, 2006 to support members’ efforts to fund redevelopment in areas impacted by Hurricanes Katrina and Rita. The vast majority of these grants were disbursed during the first quarter of 2006. These disbursements represented all of the remaining funds that were made available through a special $5.0 million Disaster Relief Grant Program that was established in late September 2005.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $869,000 and $1,777,000 for the three and six months ended June 30, 2006, respectively, compared to $929,000 and $1,886,000 for the three and six months ended June 30, 2005, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended June 30, 2006 and 2005, the Bank’s AHP assessments totaled $3.7 million and ($7.1 million), respectively. The Bank’s AHP assessments totaled $7.1 million and ($4.0 million) for the six months ended June 30, 2006 and 2005, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. For the three months ended June 30, 2006 and 2005, the Bank’s REFCORP assessments totaled $7.0 million and ($16.6 million), respectively. The Bank’s REFCORP assessments totaled $13.9 million and ($10.3 million) for the six months ended June 30, 2006 and 2005, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s Amended Form 10. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2006.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds, term federal funds, and commercial paper, all of which are issued by highly rated entities. The Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities and as the balance of deposits changes. Overnight federal funds typically comprise the majority of the portfolio. At June 30, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $2.4 billion.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended June 30, 2005, the Bank assumed consolidated obligation bonds from the FHLBank of Chicago with a par amount of $250 million. There were no such transfers during the six months ended June 30, 2006 or the three months ended March 31, 2005.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments).
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital market for the sale of consolidated obligations. As of June 30, 2006, the Bank’s estimated operational liquidity requirement was $1.3 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $9.6 billion.
The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2006, the Bank’s estimated contingent liquidity requirement was $2.3 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.5 billion.
When measuring its liquidity for these purposes, the Bank includes only the amount of funds it estimates would be available in the event the Bank were to pledge securities held in its long-term investment portfolio. While it believes purchased federal funds might be available, it does not include this potential source of funds in its calculations of available liquidity.

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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2005 is provided in the Bank’s Amended Form 10. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2006.
In September 2004, the Board of Governors of the Federal Reserve System announced that it had revised its Policy Statement on Payments System Risk (“PSR Policy”) concerning interest and principal payments on securities issued by GSEs and certain international organizations. Prior to July 20, 2006, the Federal Reserve Banks processed and posted these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury securities’ interest and principal payments, even if the issuer had not fully funded its payments. Under its revised PSR Policy, beginning July 20, 2006, Federal Reserve Banks began releasing these interest and principal payments as directed by the issuer only if the issuer’s Federal Reserve account contains sufficient funds to cover the payments. While the issuer determines the timing of these payments during the day, each issuer is required to fund its interest and principal payments by 4:00 p.m. Eastern Time in order for the payments to be processed that day.
The revised PSR Policy changed the timing of principal and interest payments on consolidated obligations, which typically are now made later in the day. In response to the revised PSR Policy, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Agreement”) on June 23, 2006. The Agreement and related procedures were entered into in order to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. Specifically, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. A FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”).
On the day that a Plan CO is issued, each non-Delinquent Bank (other than the Contingency Bank that purchased the Plan CO) becomes obligated to purchase a pro rata share of the Plan CO from the Contingency Bank (each such non-Delinquent Bank being a “Reallocation Bank”). The pro rata share for each Reallocation Bank will be calculated based upon the aggregate amount of outstanding consolidated obligations for which each Reallocation Bank and the Contingency Bank were primarily liable as of the preceding month-end. Settlement of the purchase by the Reallocation Banks of their pro rata shares of the Plan CO will occur on the second business day following the date on which the Plan CO was issued only if the Plan CO is not repaid on the first business day following its issuance, either by the Delinquent Bank or by another FHLBank.
The Finance Board recently granted a waiver requested by the Office of Finance to allow the direct placement by a FHLBank of consolidated obligations with another FHLBank in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. In connection with this waiver, the terms of which became effective July 1, 2006, the Finance Board imposed a requirement that the interest rate to be paid on any consolidated obligation issued under such circumstances must be at least 500 basis points above the then current federal funds rate.
Under the terms of the Agreement, Plan COs will bear interest calculated on an actual/360 basis at a rate equal to (i) the overnight fed funds quote obtained by the Office of Finance or (ii) the actual cost if the Contingency Bank purchases funds in the open market for delivery to the Office of Finance. Additionally, a Delinquent Bank will be required to pay additional interest on the amount of any Plan CO based on the number of times that FHLBank has been a Delinquent Bank. The interest is 500 basis points per annum for the first delinquency, 750 basis points per annum for the second delinquency and 1,000 basis points per annum for subsequent delinquencies. The first 100 basis points of additional interest will be paid to the Contingency Banks that purchased the Plan CO. Additional interest in excess of 100 basis points will be paid to the non-Delinquent Banks in equal shares.
The initial term of the Agreement commenced on July 20, 2006 and ends on December 31, 2008 (the “Initial Term”). The Agreement will then automatically renew for successive three-year terms (each a “Renewal Term”) unless at least one year prior to the end of the Initial Term or any Renewal Term at least one-third of the FHLBanks give notice to the other FHLBanks and the Office of Finance of their intention to terminate the Agreement at the end of such Initial Term or Renewal Term. The notice must include an explanation from those FHLBanks of their reasons for taking such action. Under the terms of the Agreement, the FHLBanks and the Office of Finance have agreed to endeavor in good faith to address any such reasons by amending the Agreement so that all FHLBanks and the Office of Finance agree that the Agreement, as amended, will remain in effect.
While it is difficult to predict the future effects, if any, that the change to the PSR Policy will have on the FHLBanks, the change has thus far not had a significant impact on the Bank’s operations, nor is it expected to have a significant impact on its future operations. Through the date of this report, no Plan COs have been issued pursuant to the terms of the Agreement.
Risk-Based Capital Rules and Other Capital Requirements
Upon implementation of its capital plan on September 2, 2003, the Bank became subject to the Finance Board’s new risk-based capital rules and other capital requirements. This regulatory framework requires each FHLBank that has implemented its new capital plan to maintain at all times permanent capital (defined under the Finance Board’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s Amended Form 10. For reasons of safety and soundness, the Finance Board may require the Bank, or any other FHLBank that has already converted to its new capital structure, to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. At June 30, 2006, the Bank’s credit risk, market risk and operations risk capital requirements were $138 million, $212 million and $105 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital to assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital to assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at June 30, 2006 or December 31, 2005. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Board. At all times during the six months ended June 30, 2006, the Bank was in compliance with these capital requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of June 30, 2006 and December 31, 2005.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	June 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$455	$2,678	$531	$2,796

Total capital	$2,291	$2,678	$2,594	$2,796
Total capital-to-assets ratio	4.00%	4.68%	4.00%	4.31%

Leverage capital	$2,864	$4,017	$3,243	$4,195
Leverage capital-to-assets ratio	5.00%	7.01%	5.00%	6.47%
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Board’s capital rules. At all times during the six months ended June 30, 2006, the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s target operating capital ratio.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2005 to June 2006. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points		Down 200 Basis Points		Up 100 Basis Points		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case
December 2005	2.804	2.647	-5.59%	2.808	0.17%	2.747	-2.01%	2.819	0.56%

January 2006	2.685	2.531	-5.76%	2.688	0.11%	2.631	-2.02%	2.699	0.53%
February 2006	2.683	2.560	-4.57%	2.678	-0.16%	2.643	-1.48%	2.689	0.23%
March 2006	2.668	2.511	-5.88%	2.681	0.47%	2.612	-2.10%	2.687	0.70%

April 2006	2.571	2.448	-4.79%	2.576	0.19%	2.526	-1.75%	2.585	0.56%
May 2006	2.641	2.495	-5.53%	2.669	1.05%	2.585	-2.14%	2.667	1.00%
June 2006	2.605	2.467	-5.31%	2.626	0.79%	2.554	-1.98%	2.627	0.85%

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2005 through June 2006.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2005	0.43	(0.40)	0.04	1.25	3.25	4.77	(0.18)	(0.45)

January 2006	0.46	(0.43)	0.03	1.22	2.93	5.02	(0.01)	(0.47)
February 2006	0.43	(0.42)	0.01	0.79	2.29	4.28	(0.15)	(0.34)
March 2006	0.45	(0.41)	0.04	1.36	2.97	4.91	0.18	(0.30)

April 2006	0.43	(0.40)	0.03	1.15	2.42	3.86	0.06	(0.46)
May 2006	0.44	(0.38)	0.06	1.58	2.80	4.16	0.49	(0.08)
June 2006	0.42	(0.37)	0.05	1.43	2.67	4.07	0.35	(0.15)

In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and + 200 basis points parallel shifts in interest rates. In the down 100 and down 200 simulations, duration of equity is calculated under the assumption that interest rates instantaneously decline by 100 or 200 basis points, respectively.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally converts a defined market risk to the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds based on credit ratings, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives with each counterparty are offset for purposes of determining credit exposure. The collateral exchange agreements require the delivery of collateral generally consisting of very liquid, highly rated asset types if maximum credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2006 and December 31, 2005.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
June 30, 2006
Aa(4)	16	$41,218.8	$—	$—	$—	$—
A	2	7,626.5	—	—	—	—

Total	18	$48,845.3	$—	$—	$—	$—

December 31, 2005
Aa(4)	17	$41,885.8	$0.6	$0.4	$0.2	$—
A	2	4,873.1	—	—	—	—

Total	19	$46,758.9	$0.6	$0.4	$0.2	$—

(1) Credit ratings provided by Moody’s.

(2) Includes amounts that had not settled as of June 30, 2006 and December 31, 2005.

(3) Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2005 credit exposures. No collateral was delivered under these agreements in January 2006 as the amount due was less than the minimum call amount.

(4) The figures for Aa-rated counterparties as of June 30, 2006 and December 31, 2005 include transactions with one counterparty that became affiliated with a member institution in 2005. Transactions with that counterparty as of June 30, 2006 and December 31, 2005 had an aggregate notional principal of $2.6 billion and represented no credit exposure to the Bank as of those dates.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Disclosure Provided in Our Amended Form 10
One or more large members or large borrowers could withdraw their membership or decrease their business levels as a result of a consolidation with an institution that is not one of our members, or for other reasons, which could lead to a significant decrease in our total assets and capital. For instance, in February 2001, Washington Mutual Bank, a Nevada-chartered thrift institution, acquired Bank United, which was then our largest stockholder and borrower accounting for approximately 25 percent of our then outstanding advances, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances, which we currently anticipate will remain outstanding and fully collateralized until their maturities in 2006 — 2008, but Washington Mutual Bank cannot borrow any additional amounts or replace the current advances when they mature. Outstanding advances to Washington Mutual Bank were $7.5 billion at December 31, 2005, which constituted approximately 16 percent of our outstanding advances as of that date.
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
Update to Disclosure in Our Amended Form 10
On May 7, 2006, Wachovia Corporation (NYSE:WB) announced that it had signed a definitive agreement to acquire Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), our largest borrower and stockholder as of June 30, 2006. Outstanding advances to World Savings were $13.2 billion at June 30, 2006, which represented 29.3 percent of our total outstanding advances as of that date. Completion of the transaction, which the parties expect to close in the fourth quarter of 2006, is subject to shareholder approvals by both companies and normal regulatory approvals. We are currently unable to predict whether Wachovia Corporation (domiciled in the Fourth District of the FHLBank System) will maintain World Savings’ Ninth District charter and, if so, to what extent, if any, it may alter World Savings’ relationship with us. For a more complete discussion of the potential impact that this proposed acquisition could have on us, as well as the impact of other completed or pending acquisitions of Bank members, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances in Part I / Item 2 of this quarterly report.

ITEM 5. OTHER INFORMATION
The following is intended to provide information that may be deemed important by security holders, even though such information is not required to be furnished in any SEC reports.
The Bank maintains an incentive compensation program (Variable Pay Program, or VPP) for all regular, full-time employees, including its named executive officers, under which employees have the opportunity to earn an annual bonus. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the bonus payment pertains (or, on a pro-rated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). The VPP provides for the same method of allocation of benefits between management and non-management participants. Potential individual award percentages vary based upon an employee’s job grade level. The VPP may be modified or cancelled at any time at the sole discretion of the Board of Directors.
Award payments under the VPP depend upon the extent to which the Bank achieves a non-GAAP corporate profitability objective and a number of corporate operational goals, as well as the extent to which individual employees achieve specific individual goals and whether they achieve satisfactory performance ratings. The corporate profitability and operational goals are established annually by the Bank’s Board of Directors, and individual employee goals are established annually by management.
The amount of the potential VPP award pool that is available for bonuses in a year depends upon the extent to which the Bank’s corporate profitability objective is achieved within minimum and maximum levels. If the Bank does not achieve its minimum profitability objective, then no award payments are made under the VPP even if the Bank has achieved some or all of its corporate operating goals and/or individual employees have achieved some or all of their individual performance goals. Similarly, if the Bank does not achieve some portion of its corporate operating goals, no award payments are made even if the Bank has achieved its profitability objective and/or individual employees have achieved some or all of their individual performance goals.
While the Bank’s corporate operating objectives vary from year to year, they typically fall into two broad categories: (a) expanding the Bank’s traditional business, including new initiatives, and (b) economic and community development. Each corporate operating objective is assigned a specific percentage weighting. For 2006, the Board of Directors established eight separate VPP corporate operating objectives, with specific percentage weightings ranging from 5 percent to 25 percent. In August 2006, the Board of Directors modified two of the eight corporate operating goals, with an aggregate weighting of 30 percent, to take into account the unforeseen effects of Hurricanes Katrina and Rita on the Bank’s business activity.
Once the total amount of funds in the VPP award pool has been determined based upon the level of achievement of the Bank’s corporate profitability and operating objectives, the calculation of individual bonus awards is based upon employee performance and the maximum award percentage assigned to an employee’s job grade level. An employee’s performance is determined based upon his or her appraisal rating and the extent to which the employee achieves his or her individual performance goals.
ITEM 6. EXHIBITS
10.1	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the Commission on June 27, 2006, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas

August 14, 2006	By	/s/ Tom Lewis

Date	Tom Lewis
Senior Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.
10.1	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the Commission on June 27, 2006, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.