Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Dallas
filed 2006-11-14
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	71-6013989 (I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600 Irving, TX (Address of principal executive offices)	75063-2547 (Zip code)
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
At October 31, 2006, the registrant had outstanding 23,035,641 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$104,837	$61,558
Interest-bearing deposits (Note 13)	318,953	384,715
Federal funds sold	5,930,000	7,896,000
Trading securities (Note 4)	28,687	45,744
Available-for-sale securities (a) (Notes 5 and 15)	768,611	1,014,884
Held-to-maturity securities (b) (Notes 6 and 14)	7,013,371	8,204,642
Advances (Note 7)	43,263,875	46,456,958
Mortgage loans held for portfolio, net of allowance for credit losses of $240 and $294 at September 30, 2006 and December 31, 2005, respectively	468,910	542,478
Accrued interest receivable	196,350	190,914
Premises and equipment, net	24,755	25,391
Derivative assets (Note 12)	38,647	—
Other assets	25,257	28,726

TOTAL ASSETS	$58,182,253	$64,852,010

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$3,064,175	$3,817,460
Non-interest bearing	302	674

Total deposits	3,064,477	3,818,134

Consolidated obligations, net (Note 9)
Discount notes	12,178,984	11,219,806
Bonds	39,505,684	46,121,709

Total consolidated obligations, net	51,684,668	57,341,515

Mandatorily redeemable capital stock	170,944	319,335
Accrued interest payable	381,135	396,913
Affordable Housing Program (Note 8)	42,238	39,084
Payable to REFCORP	7,413	7,631
Derivative liabilities (Note 12)	268,406	405,786
Other liabilities	52,076	49,173

Total liabilities	55,671,357	62,377,571

Commitments and contingencies (Note 13)

CAPITAL (Note 10)
Capital stock – Class B putable ($100 par value) issued and outstanding shares: 23,256,740 and 22,986,217 shares at September 30, 2006 and December 31, 2005, respectively	2,325,674	2,298,622
Retained earnings	184,535	178,494
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains relating to hedged interest rate risk included in net income	687	(2,677)

Total capital	2,510,896	2,474,439

TOTAL LIABILITIES AND CAPITAL	$58,182,253	$64,852,010

(a)	Amortized cost: $767,924 and $1,017,561 at September 30, 2006 and December 31, 2005, respectively.

(b)	Fair values: $7,055,943 and $8,258,443 at September 30, 2006 and December 31, 2005, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Advances	$584,865	$448,062	$1,627,300	$1,154,646
Prepayment fees on advances, net	121	452	878	1,082
Interest-bearing deposits	5,295	3,385	15,340	10,460
Federal funds sold	44,160	41,182	124,691	80,393
Trading securities	480	1,365	1,896	5,017
Available-for-sale securities	10,770	41,736	32,410	142,041
Held-to-maturity securities	105,371	81,963	312,424	215,510
Mortgage loans held for portfolio	6,634	8,245	21,106	26,798
Other	215	145	577	394

Total interest income	757,911	626,535	2,136,622	1,636,341

INTEREST EXPENSE
Consolidated obligations
Bonds	525,026	443,635	1,583,030	1,230,731
Discount notes	140,883	108,515	270,640	189,943
Deposits	34,192	15,294	112,707	37,716
Mandatorily redeemable capital stock	2,369	3,239	10,842	8,433
Other borrowings	113	76	485	130

Total interest expense	702,583	570,759	1,977,704	1,466,953

NET INTEREST INCOME	55,328	55,776	158,918	169,388
Provision (release of allowance) for credit losses on mortgage loans	—	(23)	—	(56)

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	55,328	55,799	158,918	169,444

OTHER INCOME (LOSS)
Service fees	900	752	2,584	2,093
Net gain (loss) on trading securities	231	(1,315)	(821)	(3,748)
Net gains (losses) on derivatives and hedging activities	(4,622)	56,577	(8,680)	(92,109)
Gains on early extinguishment of debt	145	683	1,268	1,485
Net gains on sales of available-for-sale securities	—	245,395	—	245,395
Other, net	887	720	2,513	2,043

Total other income (loss)	(2,459)	302,812	(3,136)	155,159

OTHER EXPENSE
Salaries and benefits	4,995	5,468	17,539	15,789
Other operating expenses	5,186	5,435	17,355	14,976
Finance Board	599	609	1,797	1,828
Office of Finance	382	411	961	1,078

Total other expense	11,162	11,923	37,652	33,671

INCOME BEFORE ASSESSMENTS	41,707	346,688	118,130	290,932

Affordable Housing Program	3,647	28,631	10,750	24,610
REFCORP	7,612	63,612	21,476	53,265

Total assessments	11,259	92,243	32,226	77,875

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	30,448	254,445	85,904	213,057

Cumulative effect of change in accounting principle	—	—	—	908

NET INCOME	$30,448	$254,445	$85,904	$213,965

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income(Loss)	Capital
BALANCE, JANUARY 1, 2006	22,986	$2,298,622	$178,494	$(2,677)	$2,474,439

Proceeds from sale of capital stock	3,170	316,968	—	—	316,968
Repurchase/redemption of capital stock	(3,653)	(365,254)	—	—	(365,254)
Shares reclassified to mandatorily redeemable capital stock	(43)	(4,351)	—	—	(4,351)
Comprehensive income
Net income	—	—	85,904	—	85,904
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	3,364	3,364

Total comprehensive income (a)	—	—	—	—	89,268

Dividends on capital stock (at 4.76 percent annualized rate)
Cash	—	—	(132)	—	(132)
Mandatorily redeemable capital stock	—	—	(42)	—	(42)
Stock	797	79,689	(79,689)	—	—

BALANCE, SEPTEMBER 30, 2006	23,257	$2,325,674	$184,535	$687	$2,510,896

BALANCE, JANUARY 1, 2005	24,928	$2,492,789	$25,920	$169,401	$2,688,110

Proceeds from sale of capital stock	3,668	366,793	—	—	366,793
Repurchase/redemption of capital stock	(3,085)	(308,505)	—	—	(308,505)
Shares reclassified to mandatorily redeemable capital stock	(72)	(7,234)	—	—	(7,234)

Comprehensive income
Net income	—	—	213,965	—	213,965
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	72,306	72,306
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	—	—	—	(245,395)	(245,395)

Total comprehensive income (a)	—	—	—	—	40,876

Dividends on capital stock (at 3.45 percent annualized rate)
Cash	—	—	(133)	—	(133)
Mandatorily redeemable capital stock	—	—	(73)	—	(73)
Stock	646	64,662	(64,662)	—	—

BALANCE, SEPTEMBER 30, 2005	26,085	$2,608,505	$175,017	$(3,688)	$2,779,834

(a)	For the three months ended September 30, 2006 and 2005, total comprehensive income (loss) of $31,829 and ($41,587), respectively, includes net income of $30,448 and $254,445, respectively, net unrealized gains (losses) on available-for-sale securities of $1,381 and ($50,637), respectively, and reclassification adjustments for net unrealized gains on sales of available-for-sale securities included in net income of $0 and $245,395, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$85,904	$213,965
Cumulative effect of change in accounting principle	—	(908)

Income before cumulative effect of change in accounting principle	85,904	213,057
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments and mortgage loans	16,340	(118)
Concessions on consolidated obligation bonds	7,180	8,600
Premises, equipment and computer software costs	3,290	3,611
Provision (release of allowance) for credit losses on mortgage loans	—	(56)
Non-cash interest on mandatorily redeemable capital stock	8,474	8,395
Gains on early extinguishment of debt	(1,268)	(1,485)
Net gains on sales of available-for-sale securities	—	(245,395)
Decrease in trading securities	17,057	24,772
Gain due to change in net fair value adjustment on derivative and hedging activities	(21,433)	(321,859)
Net realized gain on disposition of premises and equipment	(13)	—
Decrease (increase) in accrued interest receivable	(5,436)	26,585
Decrease in other assets	1,378	1,741
Increase in Affordable Housing Program (AHP) liability	3,154	17,130
Increase (decrease) in accrued interest payable	(15,778)	25,895
Increase (decrease) in payable to REFCORP	(218)	10,144
Decrease in excess REFCORP contributions	—	25,174
Increase (decrease) in other liabilities	(69)	1,339

Total adjustments	12,658	(415,527)

Net cash provided by (used in) operating activities	98,562	(202,470)

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits	65,762	161,219
Net decrease (increase) in federal funds sold	1,966,000	(6,665,000)
Proceeds from maturities of long-term held-to-maturity securities	1,191,232	1,259,704
Purchases of long-term held-to-maturity securities	—	(1,616,730)
Proceeds from sales of available-for-sale securities	—	4,476,514
Proceeds from maturities of available-for-sale securities	232,979	233,740
Principal collected on advances	390,806,308	378,852,818
Advances made	(387,603,795)	(381,576,321)
Principal collected on mortgage loans held for portfolio	72,571	126,734
Purchases of premises, equipment and computer software	(2,233)	(1,906)

Net cash provided by (used in) investing activities	6,728,824	(4,749,228)

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	(750,685)	580,476
Net proceeds from issuance of consolidated obligations
Discount notes	333,991,179	275,432,638
Bonds	7,059,113	17,361,265
Debt issuance costs	(5,228)	(7,996)
Proceeds from assumption of debt from other FHLBanks	—	426,811
Payments for maturing and retiring consolidated obligations
Discount notes	(333,055,545)	(268,140,068)
Bonds	(13,813,266)	(20,664,266)
Proceeds from issuance of capital stock	316,968	366,793
Payments for redemption of mandatorily redeemable capital stock	(161,257)	(12,727)
Payments for repurchase/redemption of capital stock	(365,254)	(308,505)
Cash dividends paid	(132)	(133)

Net cash provided by (used in) financing activities	(6,784,107)	5,034,288

Net increase in cash and cash equivalents	43,279	82,590
Cash and cash equivalents at beginning of the period	61,558	44,231

Cash and cash equivalents at end of the period	$104,837	$126,821

Supplemental Disclosures:
Interest paid	$1,936,152	$1,434,137

AHP payments, net	$7,596	$7,479

REFCORP payments	$21,694	$17,948

Stock dividends issued	$79,689	$64,662

Dividends paid through issuance of mandatorily redeemable capital stock	$42	$73

Capital stock reclassified to mandatorily redeemable capital stock	$4,351	$7,234

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
     Revisions. In connection with the preparation of its annual 2005 financial statements, the Bank determined that it had not properly accounted for certain basis adjustments associated with early debt extinguishments and sales of available-for-sale securities that occurred during the nine months ended September 30, 2005. Specifically, the Bank failed to properly account for the basis adjustments determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), in the month of extinguishment or sale. For the three and nine months ended September 30, 2005, the effect of the error relating to debt extinguishments was to overstate gains on early extinguishments of debt by $1,684,000 and $1,715,000, respectively, and to understate/overstate the net gains/losses on derivatives and hedging activities by equal and offsetting amounts. For both the three and nine months ended September 30, 2005, the effect of the error relating to sales of available-for-sale securities was to understate net losses on derivatives and hedging activities by $26,546,000 and to understate the net gains on sales of available-for-sale securities by the same amount. All three of these line items are presented in other income (loss) in the Bank’s statements of income. Total other income (loss), income before assessments and net income for the periods were unaffected by these errors. As a result of these corrections, gains on early extinguishment of debt changed from $2,367,000 to $683,000 for the three months ended September 30, 2005 and from $3,200,000 to $1,485,000 for the nine months ended September 30, 2005 and net gains on sales of available-for-sale securities changed from $218,849,000 to $245,395,000 for both the three and nine months ended September 30, 2005. Net gains (losses) on derivatives and hedging activities changed from $81,439,000 to $56,577,000 for the three months ended September 30, 2005 and from ($67,278,000) to ($92,109,000) for the nine months ended September 30, 2005.

     Pass-through reserve activity, as described in Note 4 to the Bank’s audited financial statements for the year ended December 31, 2005, is included as a financing cash flow in the statements of cash flows. Previously, such pass-through reserve activity was classified as an operating cash flow, as either an increase or decrease in other liabilities. The prior period statement of cash flows has been revised to reflect the pass-through reserve activity as a financing cash flow. Net cash inflows relating to pass-through reserves for the nine months ended September 30, 2005 were $9,507,000.
Note 2—Change in Accounting Principle
     During the fourth quarter of 2005, the Bank elected to change its method of accounting for the amortization and accretion of mortgage loan premiums and discounts under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”). The change was made effective as of January 1, 2005. Previously, amortization and accretion of premiums and discounts associated with the Bank’s mortgage loans held for portfolio were computed using the retrospective method. Under this method, the income effects of premiums and discounts were recognized using the interest method over the estimated lives of the assets, and a retrospective adjustment of the effective yield was required each time the Bank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the retrospective method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the assets. Effective January 1, 2005, the Bank began amortizing premiums and accreting discounts using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Under the new method, future prepayments of principal are not anticipated. While both methods are acceptable under generally accepted accounting principles, the Bank believes that the contractual method is preferable to the retrospective method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that reflects the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
     As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change increased the Bank’s net income for the nine months ended September 30, 2005 by $908,000. In addition, the retroactive application of the contractual method reduced interest income and income before cumulative effect of change in accounting principle for the three months ended September 30, 2005 by $158,000 and $116,000, respectively. For the nine months ended September 30, 2005, the retroactive application of the contractual method increased interest income and income before cumulative effect of change in accounting principle by $208,000 and $152,000, respectively.
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
     SFAS 155. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133 to simplify the accounting for certain hybrid financial instruments by permitting (through an irrevocable election) fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided the hybrid financial instrument is measured in its entirety at fair value (with changes in fair value recognized currently in earnings). SFAS 155 also establishes a requirement to evaluate beneficial interests in securitized financial assets to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. This guidance replaces the interim guidance in DIG Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Bank elected to adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 has thus far not had any impact on the Bank’s results of operations or financial condition.
     SFAS 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years. Early adoption is permitted, provided an entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial condition.
     SAB 108. In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the year ending December 31, 2006 for the Bank), with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108. The Bank does not expect the initial application of SAB 108 to have an impact on its results of operations or financial condition.
     SFAS 158. In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Further, SFAS 158 requires disclosure in the footnotes to the financial statements of the impact of specified events on the net periodic benefit cost for the next fiscal year. The recognition and disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities, and as of the end of the fiscal year ending after June 15, 2007 for all other entities. Early adoption is permitted. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Bank does not expect the provisions of SFAS 158 to have a material impact on its results of operations or financial condition at the time of adoption.
Note 4—Trading Securities
     Major Security Types. Trading securities as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005
Mortgage-backed securities
Government-sponsored enterprises	$26,550	$43,837
Other	2,137	1,907

Total	$28,687	$45,744

     Net gain (loss) on trading securities included net unrealized holding gains (losses) of $231,000 and ($1,315,000) during the three months ended September 30, 2006 and 2005, respectively, and ($821,000) and ($3,748,000) during the nine months ended September 30, 2006 and 2005, respectively. There were no sales of trading securities during the nine months ended September 30, 2006 or 2005.
Note 5—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of September 30, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$50,629	$471	$—	$51,100
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,302	66	—	35,368
FHLBank of San Francisco (primary obligor)	6,156	527	—	6,683

	92,087	1,064	—	93,151

Mortgage-backed securities
Government-sponsored enterprises	469,040	954	1,319	468,675
Other	206,797	227	239	206,785

	675,837	1,181	1,558	675,460

Total	$767,924	$2,245	$1,558	$768,611

Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$89,439	$—	$1,383	$88,056
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,641	72	—	35,713
FHLBank of San Francisco (primary obligor)	5,972	702	—	6,674

	131,052	774	1,383	130,443

Mortgage-backed securities
Government-sponsored enterprises	645,175	476	2,304	643,347
Other	241,334	180	420	241,094

	886,509	656	2,724	884,441

Total	$1,017,561	$1,430	$4,107	$1,014,884

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
     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2006 and December 31, 2005 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$21,536	$21,534
Due after one year through five years	41,458	42,051	41,613	42,387
Due after ten years	50,629	51,100	67,903	66,522

	92,087	93,151	131,052	130,443
Mortgage-backed securities	675,837	675,460	886,509	884,441

Total	$767,924	$768,611	$1,017,561	$1,014,884

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net premiums of $745,000 and $1,143,000 at September 30, 2006 and December 31, 2005, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$85,930	$125,080
Variable-rate	6,157	5,972

	92,087	131,052

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	637,595	834,904
Fixed-rate collateralized mortgage obligations	38,242	51,605

	675,837	886,509

Total	$767,924	$1,017,561

     Gains and Losses. There were no sales of available-for-sale securities during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $4,231,119,000. Proceeds from the sales totaled $4,476,514,000, resulting in gross realized gains and losses of $249,220,000 and $3,825,000, respectively.
Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2006, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$128,516	$277	$533	$128,260
State or local housing agency obligations	5,965	2	—	5,967

	134,481	279	533	134,227

Mortgage-backed securities
U.S. government guaranteed obligations	46,785	318	—	47,103
Government-sponsored enterprises	4,850,709	17,571	2,264	4,866,016
Other	1,981,396	27,512	311	2,008,597

	6,878,890	45,401	2,575	6,921,716

Total	$7,013,371	$45,680	$3,108	$7,055,943

     Held-to-maturity securities as of December 31, 2005, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$164,513	$334	$1,193	$163,654
State or local housing agency obligations	6,810	2	—	6,812

	171,323	336	1,193	170,466

Mortgage-backed securities
U.S. government guaranteed obligations	61,107	351	—	61,458
Government-sponsored enterprises	5,574,518	17,433	3,372	5,588,579
Other	2,397,694	41,759	1,513	2,437,940

	8,033,319	59,543	4,885	8,087,977

Total	$8,204,642	$59,879	$6,078	$8,258,443

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2006 and December 31, 2005 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$167	$165	$—	$—
Due after one year through five years	48,653	48,562	54,646	54,667
Due after five years through ten years	7,419	7,552	7,991	8,054
Due after ten years	78,242	77,948	108,686	107,745

	134,481	134,227	171,323	170,466
Mortgage-backed securities	6,878,890	6,921,716	8,033,319	8,087,977

Total	$7,013,371	$7,055,943	$8,204,642	$8,258,443

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $990,000 and $1,037,000 at September 30, 2006 and December 31, 2005, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$134,481	$171,323

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	3,064	4,311
Collateralized mortgage obligations:
Fixed-rate	774,715	796,533
Variable-rate	6,101,111	7,232,475

	6,878,890	8,033,319

Total	$7,013,371	$8,204,642

Note 7—Advances
     Redemption Terms. At September 30, 2006 and December 31, 2005, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 9.33 percent and from 1.00 percent to 8.80 percent, respectively. These advances are summarized below (in thousands).

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$1,921	9.33%	$—	—%

Due in one year or less	20,867,938	5.14	21,672,124	4.05
Due after one year through two years	5,247,902	5.08	6,165,443	4.16
Due after two years through three years	4,575,500	5.32	5,771,396	4.31
Due after three years through four years	3,335,272	5.35	3,172,872	4.34
Due after four years through five years	3,490,965	5.35	2,919,237	4.55
Due after five years	775,050	5.17	1,124,688	4.84
Amortizing advances	4,991,071	4.42	5,662,352	4.30

Total par value	43,285,619	5.10%	46,488,112	4.20%

SFAS 133 hedging adjustments	(21,744)		(31,154)

Total	$43,263,875		$46,456,958

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances may require the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2006 and December 31, 2005, the Bank had aggregate prepayable and callable advances totaling $151,457,000 and $133,051,000, respectively.
     The following table summarizes advances at September 30, 2006 and December 31, 2005, by maturity or next call date for callable advances (in thousands):

Maturity or Next Call Date	September 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$1,921	$—

Due in one year or less	20,897,408	21,699,341
Due after one year through two years	5,270,185	6,175,194
Due after two years through three years	4,590,812	5,795,059
Due after three years through four years	3,357,249	3,189,109
Due after four years through five years	3,539,065	2,959,366
Due after five years	637,908	1,007,691
Amortizing advances	4,991,071	5,662,352

Total par value	$43,285,619	$46,488,112

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2006 and December 31, 2005, the Bank had putable advances outstanding totaling $1,050,200,000 and $1,374,700,000, respectively.

     The following table summarizes advances at September 30, 2006 and December 31, 2005, by maturity or next put date (in thousands):

Maturity or Next Put Date	September 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$1,921	$—

Due in one year or less	21,898,138	23,016,824
Due after one year through two years	4,785,802	6,195,443
Due after two years through three years	4,476,500	5,269,296
Due after three years through four years	2,996,172	2,954,572
Due after four years through five years	3,450,965	2,659,437
Due after five years	685,050	730,188
Amortizing advances	4,991,071	5,662,352

Total par value	$43,285,619	$46,488,112

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Fixed-rate	$24,106,955	$24,718,938
Variable-rate	19,178,664	21,769,174

Total par value	$43,285,619	$46,488,112

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated SFAS 133 hedging adjustments on those advances. The net amount of prepayment fees is reflected as interest income in the statements of income. Gross advance prepayment fees received from members/borrowers were $122,000 and $585,000 during the three months ended September 30, 2006 and 2005, respectively, and were $630,000 and $1,233,000 during the nine months ended September 30, 2006 and 2005, respectively.
Note 8—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of period	$39,084	$20,703
AHP assessment	10,750	24,709
Grants funded, net of recaptured amounts	(7,596)	(7,479)

Balance, end of period	$42,238	$37,933

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

     The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by other FHLBanks, were approximately $958.0 billion and $937.5 billion at September 30, 2006 and December 31, 2005, respectively. The Bank was the primary obligor on $52.0 billion and $57.8 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for the Bank’s consolidated bonds at September 30, 2006 and December 31, 2005 (in thousands, at par value).

	September 30, 2006	December 31, 2005
Fixed-rate	$30,165,089	$29,309,810
Step-up	8,004,635	8,938,575
Step-up/step-down	15,000	15,000
Simple variable-rate	853,000	7,643,325
Fixed that converts to variable	580,000	455,000
Variable that converts to fixed	120,000	170,000
Comparative-index	80,000	80,000

Total par value	$39,817,724	$46,611,710

     Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at September 30, 2006 and December 31, 2005, by maturity (in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$11,291,935	3.72%	$16,024,825	3.67%
Due after one year through two years	9,643,740	4.30	9,929,125	3.63
Due after two years through three years	5,655,049	4.29	7,162,350	3.82
Due after three years through four years	3,478,235	4.52	4,457,920	4.27
Due after four years through five years	1,414,250	5.08	2,770,710	4.39
Thereafter	8,334,515	5.38	6,266,780	4.73

Total par value	39,817,724	4.41%	46,611,710	3.93%

Bond premiums	59,750		25,817
Bond discounts	(19,917)		(20,845)
SFAS 133 hedging adjustments	(346,773)		(489,873)

	39,510,784		46,126,809
Bonds held in treasury	(5,100)		(5,100)

Total	$39,505,684		$46,121,709

     At September 30, 2006 and December 31, 2005, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	September 30, 2006	December 31, 2005
Non-callable or non-putable bonds	$12,175,639	$20,656,635
Callable bonds	27,642,085	25,955,075

Total par value	$39,817,724	$46,611,710

     The following table summarizes the Bank’s consolidated bonds outstanding at September 30, 2006 and December 31, 2005, by maturity or next call date (in thousands, at par value):

Maturity or Next Call Date	September 30, 2006	December 31, 2005
Due in one year or less	$28,456,730	$33,431,860
Due after one year through two years	4,805,730	6,434,015
Due after two years through three years	3,041,564	2,575,170
Due after three years through four years	1,104,525	1,788,405
Due after four years through five years	182,000	859,525
Thereafter	2,227,175	1,522,735

Total par value	$39,817,724	$46,611,710

     Discount Notes. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate
September 30, 2006	$12,178,984	$12,231,132	5.13%

December 31, 2005	$11,219,806	$11,235,716	3.83%

Note 10—Capital
     At all times during the nine months ended September 30, 2006, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$423,400	$2,681,153	$531,027	$2,796,451

Total capital	$2,327,290	$2,681,153	$2,594,080	$2,796,451
Total capital-to-assets ratio	4.00%	4.61%	4.00%	4.31%

Leverage capital	$2,909,113	$4,021,730	$3,242,601	$4,194,677
Leverage capital-to-assets ratio	5.00%	6.91%	5.00%	6.47%
     Stockholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. As of September 30, 2006, the membership investment requirement was 0.08 percent of each member’s total assets as of December 31, 2005 (and as of each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. At that same date, the activity-based investment requirement was 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any Mortgage Partnership Finance® (“MPF”®) loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there were none).
     On March 31, 2006, June 30, 2006 and September 29, 2006, the Bank paid dividends at annualized rates of 4.45 percent, 4.91 percent and 4.91 percent, respectively. Consistent with past practice, these dividends were paid in the form of capital stock (except for fractional shares, which were paid in cash).
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as stock in excess of 115 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on July 31, 2006, surplus stock is defined as stock in excess of 110 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of surplus stock is $250,000 or less. On April 28, 2006, July 31, 2006 and October 31, 2006, the Bank repurchased surplus stock totaling $91,078,000, $120,241,000 and $176,914,000, respectively, of which $1,665,000, $2,242,000 and $589,000, respectively, had been classified as mandatorily redeemable capital stock as of those dates.
Note 11—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$5	$22	$15	$66
Interest cost	31	40	93	120
Amortization of prior service cost	(9)	37	(27)	111

Net periodic benefit cost	$27	$99	$81	$297

Note 12—Derivatives and Hedging Activities
     During the three months ended September 30, 2006 and 2005, the Bank recorded net gains (losses) on derivatives and hedging activities of ($4,622,000) and $56,577,000, respectively, in other income (loss). During the nine months ended September 30, 2006 and 2005, the Bank recorded net losses on derivatives and hedging activities of $8,680,000 and $92,109,000, respectively. The components of net gains (losses) on derivatives and hedging activities for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$852	$(442)	$(1,884)	$(3,861)
Gains (losses) on economic hedge derivatives related to trading securities	(223)	1,331	877	3,858
Net interest expense associated with economic hedge derivatives related to trading securities	(143)	(948)	(821)	(3,818)
Gains (losses) related to other economic hedge derivatives	(4,111)	60,714	(5,850)	(63,879)
Net interest expense associated with other economic hedge derivatives	(997)	(4,078)	(1,002)	(24,409)

Net gains (losses) on derivatives and hedging activities	$(4,622)	$56,577	$(8,680)	$(92,109)

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value hedges	$42,649,183	$(344,559)	$40,235,811	$(541,393)
Economic hedges	247,336	(6,802)	2,298,046	(12,610)
Interest rate caps
Fair value hedges	315,000	4,719	310,000	5,730
Economic hedges	6,415,000	5,296	3,915,000	1,508

	$49,626,519	$(341,346)	$46,758,857	$(546,765)

Total derivatives excluding accrued interest		$(341,346)		$(546,765)
Accrued interest		111,587		140,979

Net derivative balances		$(229,759)		$(405,786)

Net derivative asset balances		$38,647		$—
Net derivative liability balances		(268,406)		(405,786)

Net derivative balances		$(229,759)		$(405,786)

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
     At September 30, 2006 and December 31, 2005, the Bank’s maximum credit risk was approximately $41,790,000 and $638,000, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities, by counterparty. The Bank held as collateral cash balances of $18,726,000 and $448,000 as of September 30, 2006 and December 31, 2005, respectively.
Note 13—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBank System. At September 30, 2006, the par amount of the FHLBank System’s outstanding consolidated obligations, including consolidated obligations issued by the Bank, was approximately $958.0 billion. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other

FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss under its joint and several liability is remote.
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
     The Bank has evaluated the potential for losses resulting from Hurricanes Katrina and Rita on its advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS investments. Based on its assessment, the Bank does not expect to incur any losses on advances, letters of credit or non-agency MBS investments, nor does it expect to incur any material losses on its mortgage loans held for portfolio as a result of these storms.
     Other commitments and contingencies. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $85,107,000 and $155,746,000 at September 30, 2006 and December 31, 2005, respectively. In addition, outstanding standby letters of credit totaled $3,281,210,000 and $2,755,708,000 at September 30, 2006 and December 31, 2005, respectively.
     The Bank had no commitments to fund/purchase mortgage loans at September 30, 2006 or December 31, 2005.
     At September 30, 2006 and December 31, 2005, the Bank had commitments to issue $1,730,000,000 and $15,000,000, respectively, of consolidated obligation bonds/discount notes.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral agreements. As of September 30, 2006 and December 31, 2005, the Bank had pledged, as collateral, cash with a book value of $316,068,000 and $384,428,000, respectively, to derivative counterparties who have market risk exposure related to interest rate exchange agreements with the Bank; at those dates, the Bank had no securities pledged as collateral. The pledged cash collateral is reported in interest-bearing deposits (assets) in the statements of condition.
     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
Note 14— Transactions with Shareholders
     An affiliate of one of the Bank’s counterparties (Citigroup) acquired a member institution on March 31, 2005. The Bank has continued to enter into interest rate exchange agreements with Citigroup in the normal course of business and under the same terms and conditions since that acquisition was completed. In addition, at September 30, 2006, the Bank held previously purchased mortgage-backed securities with a carrying value of $26.6 million that were issued by one or more entities that are now part of Citigroup and $160.2 million (carrying value) of mortgage-backed securities issued by an affiliate of Washington Mutual Bank (a non-member borrower/stockholder) that were acquired after issuance from a third party. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.
     Effective October 1, 2006, Citigroup terminated the Ninth District charter of the affiliate that acquired the member institution and, as a result, an affiliate of Citigroup became a non-member borrower and stockholder of the Bank.

Note 15 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) overnight funds to (from) other FHLBanks. There were no such loans to other FHLBanks during the nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, interest income on loans to other FHLBanks totaled $72,000 and $335,000, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2005 (in thousands).

Nine Months Ended
September 30, 2005
Balance, January 1, 2005	$—
Loans made to FHLBank of Pittsburgh	3,115,000
Collections from FHLBank of Pittsburgh	(3,115,000)

Balance, September 30, 2005	$—

Interest expense on borrowings from other FHLBanks totaled $15,000 and $91,000 for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, interest expense on borrowings from other FHLBanks totaled $29,000 and $31,000, respectively.
The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2006 and 2005 (in thousands).

	Nine Months Ended September 30,
	2006	2005
Balance, January 1	$—	$—
Borrowings from:
FHLBank of Atlanta	50,000	125,000
FHLBank of Boston	50,000	—
FHLBank of Chicago	50,000	—
FHLBank of Cincinnati	50,000	—
FHLBank of Des Moines	50,000	—
FHLBank of Indianapolis	100,000	—
FHLBank of New York	50,000	—
FHLBank of Pittsburgh	100,000	190,000
FHLBank of San Francisco	50,000	—
FHLBank of Seattle	50,000	—
FHLBank of Topeka	50,000	—
Repayments to:
FHLBank of Atlanta	(50,000)	(125,000)
FHLBank of Boston	(50,000)	—
FHLBank of Chicago	(50,000)	—
FHLBank of Cincinnati	(50,000)	—
FHLBank of Des Moines	(50,000)	—
FHLBank of Indianapolis	(100,000)	—
FHLBank of New York	(50,000)	—
FHLBank of Pittsburgh	(100,000)	(190,000)
FHLBank of San Francisco	(50,000)	—
FHLBank of Seattle	(50,000)	—
FHLBank of Topeka	(50,000)	—

Balance, September 30	$—	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 5. All of these consolidated obligations were purchased in the secondary market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $614,000 and $788,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,855,000 and $2,536,000 for the nine months ended September 30, 2006 and 2005, respectively.
     The Bank may, from time to time, assume the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Bank assumed consolidated obligation bonds from the FHLBank of Chicago with a par amount of $425,000,000. The net premiums associated with these transactions were $1,812,000.
     The Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through the MPF program. These fees totaled $68,000 and $113,000 during the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, these fees totaled $193,000 and $315,000, respectively.

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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending competitively priced funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-insured and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which have historically been paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. The Bank balances the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, or letters of credit issued by the FHLBank. As of November 7, 2006, Moody’s had assigned a deposit rating of Aaa / P-1 to each individual FHLBank and no FHLBanks were on its Watchlist (which would indicate that ratings were under review for possible change). As of that same date, S&P had assigned long-term counterparty credit ratings of AAA/A-1+ to ten FHLBanks (including the Bank) and AA+/A-1+ to two FHLBanks. In addition, S&P had assigned negative outlooks to one FHLBank rated AAA/A-1+ and the two FHLBanks rated AA+/A-1+. On September 21, 2006, S&P revised its outlook on the Bank from negative to stable. In taking this action, S&P cited the positive resolution of the Bank’s accounting restatements and continued stable performance from its low risk strategy. The Bank’s outlook had been revised from stable to negative in August 2005 in response to the Bank’s announcement on August 22, 2005 that it would restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 and that it had sold approximately $1.2 billion (par value) of investment securities.
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
The Bank’s earnings, exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133, are generated almost entirely from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including net interest payments on interest rate exchange agreements designated as economic hedges and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value basis adjustments required by SFAS 133), the spread component of its interest income is much smaller than a typical commercial bank, and a much larger portion of its net interest income is derived from the investment of its capital. Because the Bank’s interest rate risk profile is typically fairly neutral, which means that its capital is effectively invested in shorter-term assets, the Bank’s earnings and returns on capital (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. As a result, the Bank’s profitability objective has been to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings targets and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the average effective federal funds rate, the Bank’s return on capital stock and the Bank’s dividend payment rate for the three months ended March 31, 2006 and 2005, the three months ended June 30, 2006 and 2005, the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005 (all percentages are annualized figures; percentages for the nine-month periods represent weighted average rates).

	Three Months		Three Months		Three Months		Nine Months
	Ended March 31,		Ended June 30,		Ended September 30,		Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Return on capital stock	4.95%	4.22%	4.97%	(10.61%)	5.29%	39.81%	5.07%	11.37%

Average effective federal funds rate	4.46%	2.47%	4.91%	2.94%	5.25%	3.46%	4.87%	2.96%

Dividend rate	4.45%	2.95%	4.91%	3.44%	4.91%	3.93%	4.76%	3.45%

Reference average effective federal funds rate (reference rate)	4.46%	2.47%	4.91%	2.94%	4.91%	3.46%	4.76%	2.96%

Dividend spread over (under) reference rate	(0.01%)	0.48%	—%	0.50%	—%	0.47%	—%	0.49%
Effective with the third quarter 2006 dividend, which was paid on September 29, 2006, the Bank changed its dividend declaration and payment process such that quarterly dividends are now based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the three months ended September 30, 2006, the reference average effective federal funds rate reflects the rate for the second quarter of 2006. For the nine months ended September 30, 2006, the reference average effective federal funds rate was computed by including the average effective federal funds rate for the first quarter of 2006 once and the average effective federal funds rate for the second quarter of 2006 twice. For all periods presented other than the three and nine months ended September 30, 2006, the reference average effective federal funds rate is equal to the average effective federal funds rate for those periods. For additional discussion regarding the modifications to the Bank’s dividend declaration and payment process, see the section entitled “Financial Condition/Retained Earnings and Dividends.”
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2006 and December 31, 2005.
MEMBERSHIP SUMMARY

	September 30,	December 31,
	2006	2005
Commercial banks	740	739
Thrifts	91	91
Credit unions	44	42
Insurance companies	15	15

Total members	890	887

Housing associates	8	8
Non-member borrowers	12	12

Total	910	907

Community Financial Institutions (CFIs)	753	761

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
The Bank has evaluated the potential for losses resulting from Hurricanes Katrina and Rita on its advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS investments. Based on its assessment, the Bank does not expect to incur any losses on advances, letters of credit or non-agency MBS investments, nor does it expect to incur any material losses on its mortgage loans held for portfolio as a result of these storms.
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
Based on a preliminary analysis, the Bank does not currently believe that implementation of the Proposed Regulation, if adopted in its current form, would require substantive changes in the Bank’s financial management. Depending on the effective date and exact provisions of a final regulation that may be adopted by the Finance Board, if any, the combination of the recent change in the Bank’s dividend declaration and payment process outlined below and the measurement of retained earnings for purposes of complying with the Proposed Regulation’s minimum retained earnings requirements could have an impact on the date on which the Bank achieves compliance with the minimum retained earnings provisions of the regulation, which could potentially restrict the amount the Bank would be allowed to pay in dividends following the date on which a final regulation becomes effective.
Prior to the third quarter of 2006, the Bank declared dividends during a calendar quarter based in part on estimated earnings for that quarter, and paid dividends on the last business day of the quarter. As more fully discussed in the section entitled “Financial Condition / Retained Earnings and Dividends,” effective with the third quarter 2006 dividend, the Bank modified its declaration and payment process in a manner that conforms with the timing provisions of the Proposed Regulation. The change in the Bank’s dividend declaration and payment process enables it to declare and pay dividends with the benefit of knowing its actual earnings for the dividend reference period (i.e., the immediately preceding calendar quarter).
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

Financial Condition
The following table provides selected period-end balances as of September 30, 2006 and December 31, 2005, as well as selected average balances for the nine-month period ended September 30, 2006 and the year ended December 31, 2005. In addition, the table provides the percentage increase or decrease in each of these balances from period-to-period. As shown in the table, the Bank’s total assets decreased by 10.3 percent (or $6.7 billion) during the nine months ended September 30, 2006, due primarily to a $3.2 billion decline in advances, a $2.0 billion decline in short-term investments and a $1.5 billion decline in long-term investments during the period. As the Bank’s assets decreased, the funding for those assets also declined. During the nine months ended September 30, 2006, total consolidated obligations decreased by $5.7 billion; consolidated obligation bonds declined by $6.6 billion, while consolidated obligation discount notes increased by $0.9 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30,
	2006
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2005
Advances	$43,264	(6.9)%	$46,457
Short-term investments (federal funds sold)	5,930	(24.9)	7,896
Long-term investments (1)	7,811	(15.7)	9,265
Mortgage loans, net	469	(13.5)	542
Total assets	58,182	(10.3)	64,852
Consolidated obligations — bonds	39,506	(14.3)	46,122
Consolidated obligations — discount notes	12,179	8.5	11,220
Total consolidated obligations	51,685	(9.9)	57,342
Mandatorily redeemable capital stock	171	(46.4)	319
Capital stock	2,326	1.2	2,299
Retained earnings	185	3.9	178
Average total assets	57,504	(11.4)	64,933
Average capital stock	2,264	(9.7)	2,508
Average mandatorily redeemable capital stock	225	(31.0)	326

(1) Includes securities classified as held-to-maturity, available-for-sale and trading.

Advances
The following table presents advances outstanding, by type of institution, as of September 30, 2006 and December 31, 2005.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial banks	$14,309	33%	$14,361	31%
Thrift institutions	22,773	53	22,906	49
Credit unions	1,990	4	1,307	3
Insurance companies	218	1	213	1

Total member advances	39,290	91	38,787	84

Housing associates	9	—	49	—
Non-member borrowers	3,987	9	7,652	16

Total par value of advances	$43,286	100%	$46,488	100%

Total par value of advances outstanding to CFIs	$6,579	15%	$6,989	15%

At September 30, 2006 and December 31, 2005, both the carrying value and the par value of the Bank’s advances portfolio totaled $43.3 billion and $46.5 billion, respectively.
The $3.2 billion decline in the par value of outstanding advances during the first nine months of 2006 was attributable to a $3.3 billion net decrease in advances to the Bank’s ten largest borrowers, which included reductions of $3.6 billion and $1.5 billion in advances to Washington Mutual Bank (as further discussed below) and Guaranty Bank, respectively, and a $1.3 billion increase in advances to World Savings Bank, FSB Texas. At September 30, 2006, advances outstanding to the Bank’s ten largest borrowers totaled $28.9 billion, representing 66.9 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $32.2 billion at December 31, 2005, representing 69.3 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of September 30, 2006.

TEN LARGEST BORROWERS AS OF SEPTEMBER 30, 2006
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
World Savings Bank, FSB Texas	Houston	TX	$12,562	29.0%
Guaranty Bank	Austin	TX	5,436	12.5
Washington Mutual Bank	Henderson	NV	3,874	9.0
Franklin Bank, SSB	Austin	TX	2,018	4.7
International Bank of Commerce	Laredo	TX	1,678	3.9
Capital One, National Association *	New Orleans	LA	1,148	2.6
Southwest Corporate FCU	Plano	TX	901	2.1
Southside Bank	Tyler	TX	504	1.2
Charter Bank	Santa Fe	NM	479	1.1
Sterling Bank	Houston	TX	345	0.8

			$28,945	66.9%

*	Previously known as Hibernia National Bank
At September 30, 2006, the Bank’s third largest borrower was Washington Mutual Bank (Washington Mutual), a Nevada-based institution with $3.9 billion of advances outstanding. On February 13, 2001, Washington Mutual acquired Bank United, then the Bank’s largest stockholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual assumed Bank United’s advances, which mature between 2006 and 2008, and in doing so became a non-member borrower. Advances to non-member borrowers may not be renewed at maturity. During the nine months ended September 30, 2006, $3.6 billion of Washington Mutual’s advances matured and were repaid. The balance of Washington Mutual’s advances are scheduled to mature as follows: $0.361 billion in the fourth quarter of 2006, $3.145 billion in 2007, and $0.368 billion in early 2008.
The loss of Washington Mutual’s advances has had and is expected to continue to have a modestly negative economic impact on the Bank’s members. Currently, the Bank estimates that the loss of the entire balance of Washington Mutual’s advances (including those that have already been repaid), accompanied by the repurchase and retirement of the capital stock held to support those advances, could reduce its return on total regulatory capital stock by approximately five to ten basis points. A larger balance of advances helps provide a critical mass of advances and capital over which to spread the Bank’s overhead, which helps maintain dividends and relatively lower advance pricing. The magnitude of the actual economic impact will depend on the size and profitability of the Bank at the time that the remaining advances are repaid.
A similar outcome would result in the event that one or more of the Bank’s other large borrowers repays its advances and ceases to be a member of the Bank. Two recently completed acquisitions could contribute to such an outcome.
In November 2005, Capital One Financial Corp. (domiciled in the Fourth District of the FHLBank System) acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s sixth largest borrower and fourth largest stockholder at September 30, 2006. Currently, the Bank is unable to predict whether Capital One, National Association will maintain its Ninth District charter.
On October 1, 2006, Wachovia Corporation (NYSE:WB) acquired Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), the Bank’s largest borrower and stockholder as of September 30, 2006. As indicated in the table above, World Savings had $12.6 billion of advances outstanding as of September 30, 2006, which represented 29.0 percent of the Bank’s total outstanding advances at that date. World Savings’ advances are scheduled to mature between November 2006 and August 2011.

Wachovia Corporation (Wachovia) is domiciled in the Fourth District of the FHLBank System, and an affiliate of World Savings maintains a charter in the Eleventh District. The Bank is currently unable to predict whether Wachovia will maintain World Savings’ Ninth District charter and, if so, to what extent, if any, it may alter World Savings’ relationship with the Bank. For instance, Wachovia might retain World Savings’ Ninth District charter, maintain World Savings’ membership in the Bank, and continue to borrow from the Bank in the normal course of business, in which case Wachovia’s acquisition of Golden West would not be expected to have a negative impact on the Bank. Alternatively, Wachovia might elect to dissolve World Savings’ Ninth District charter and terminate its membership with the Bank, in which case it might elect to leave the existing advances outstanding until their scheduled maturities, or prepay the advances along with any prepayment fees that might be due under the Bank’s normal prepayment fee policies. For the reasons cited above with regard to the repayment of Washington Mutual’s advances, the Bank would expect the impact of a termination of World Savings’ membership in the Bank and the resulting repayment of its advances to be negative. Further, given the outstanding balance of World Savings’ advances, the Bank would expect the impact to be somewhat more significant than the loss of Washington Mutual. However, the Bank believes its ability to adjust its capital levels in response to any reduction in advances outstanding would mitigate to some extent the negative impact on the Bank’s stockholders.
In the event the Bank were to lose one or more large borrowers that represent a significant proportion of its business, it could, depending on the magnitude of the impact, compensate for the loss by lowering dividend rates, raising advances rates, attempting to reduce operating expenses (which could cause a reduction in service levels), or by undertaking some combination of these actions.
During the nine months ended September 30, 2006, demand for the Bank’s variable rate product offerings decreased slightly, as variable rate advances decreased from 46.8 percent of the Bank’s outstanding advances at December 31, 2005 to 44.3 percent of outstanding advances at September 30, 2006. The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of September 30, 2006 and December 31, 2005.
COMPOSITION OF ADVANCES
(Dollars in millions)

	September 30, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$11,970	27.7%	$10,515	22.6%
Maturity 1 month to 12 months	2,684	6.2	3,680	7.9
Maturity greater than 1 year	3,412	7.9	3,487	7.5
Fixed rate, amortizing	4,991	11.5	5,662	12.2
Fixed rate, putable	1,050	2.4	1,375	3.0

Total fixed rate advances	24,107	55.7	24,719	53.2
Floating rate advances
Maturity less than one month	127	0.3	837	1.8
Maturity 1 month to 12 months	6,089	14.1	6,641	14.3
Maturity greater than 1 year	12,963	29.9	14,291	30.7

Total floating rate advances	19,179	44.3	21,769	46.8

Total par value	$43,286	100.0%	$46,488	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank has not experienced any credit losses on advances since it was founded in 1932, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.

Investment Securities
At September 30, 2006 and December 31, 2005, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $5.9 billion and $7.9 billion, respectively. During the nine months ended September 30, 2006, the balance of the Bank’s short-term investments has fluctuated in response to changes in investment returns relative to the Bank’s funding costs. At September 30, 2006, the Bank’s long-term investment portfolio was comprised of $7.6 billion of MBS and $0.2 billion of U.S. agency debentures. As of year-end 2005, the Bank’s long-term investment portfolio was comprised of $9.0 billion of MBS and $0.3 billion of U.S. agency debentures.
The Bank’s long-term investment portfolio at September 30, 2006 and December 31, 2005 includes securities that are classified for balance sheet purposes as held-to-maturity, available-for-sale or trading as set forth in the following tables.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
September 30, 2006	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$128	$—	$—	$128	$128
Government-sponsored enterprises	—	51	—	51	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	128	93	—	221	128

MBS portfolio
U.S. government guaranteed obligations	47	—	—	47	47
Government-sponsored enterprises	4,851	469	27	5,347	4,866
Non-agency residential MBS	1,211	—	—	1,211	1,212
Non-agency commercial MBS	770	207	—	977	797

Total MBS	6,879	676	27	7,582	6,922

State or local housing agency debentures	6	—	—	6	6
Other	—	—	2	2	—

Total long-term investments	$7,013	$769	$29	$7,811	$7,056

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2005	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$165	$—	$—	$165	$164
Government-sponsored enterprises	—	88	—	88	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	36	—	36	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	165	131	—	296	164

MBS portfolio
U.S. government guaranteed obligations	61	—	—	61	61
Government-sponsored enterprises	5,575	643	44	6,262	5,589
Non-agency residential MBS	1,606	—	—	1,606	1,607
Non-agency commercial MBS	791	241	—	1,032	831

Total MBS	8,033	884	44	8,961	8,088

State or local housing agency debentures	7	—	—	7	7
Other	—	—	2	2	—

Total long-term investments	$8,205	$1,015	$46	$9,266	$8,259

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

At September 30, 2006, all of the Bank’s holdings of mortgage-backed securities retained the highest investment grade rating.
The Bank did not acquire or sell any long-term investments during the nine months ended September 30, 2006; during this same period, the proceeds from maturities of securities designated as held-to-maturity and available-for-sale totaled approximately $1.191 billion and $233 million, respectively. The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed three times its total regulatory capital. Due to reductions in the Bank’s regulatory capital stock, the Bank’s MBS portfolio exceeded the regulatory limit of three times the Bank’s total regulatory capital at various times during the nine months ended September 30, 2006. Since the Bank was in compliance with the regulatory limit at the time it purchased the MBS investments, the Bank was not required to sell any of its securities holdings, nor was it considered to be out of compliance with the regulatory limit. With excess capacity (including capacity resulting from repayments of its existing MBS in October 2006), the Bank acquired approximately $580 million of MBS in October 2006, all of which were CMO floaters with embedded coupon caps of 7.0 percent. The effective interest rate caps (the interest cap rate minus the stated spread on the coupon) embedded in these securities ranged from 6.6 percent to 6.7 percent. While the Bank is not currently precluded from purchasing U.S. agency debentures, based upon current market conditions, it does not anticipate purchasing any such securities in the foreseeable future.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of September 30, 2006 and December 31, 2005.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	September 30, 2006		December 31, 2005
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$47	$47	$61	$61
Government-sponsored enterprises	4,845	4,844	5,567	5,566
AAA rated non-agency residential	1,211	1,211	1,606	1,606

Total floating rate CMOs	6,103	6,102	7,234	7,233

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	202	207	233	241
Government-sponsored enterprise DUS(4)	427	431	579	592
Government-sponsored enterprise CMOs	64	65	93	95

Total swapped MBS	693	703	905	928

Total floating rate MBS	6,796	6,805	8,139	8,161

Fixed rate MBS
Government-sponsored enterprises	7	7	9	9
AAA rated non-agency CMBS(5)	770	770	791	791

Total fixed rate MBS	777	777	800	800

Total MBS	$7,573	$7,582	$8,939	$8,961

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.

While the MBS portfolio is dominated by floating rate securities that limit the Bank’s interest rate risk, all of the Bank’s floating rate CMOs ($6.1 billion par value at September 30, 2006) include caps that will limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the underlying mortgage loans would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2006, the effective interest rate caps embedded in the CMO floaters ranged from 6.6 percent to 15.3 percent. The largest concentration of embedded effective caps ($3.0 billion) fell within the 7.0 percent to 7.5 percent range. Although LIBOR rates were approximately 127 basis points below the lowest effective interest rate cap embedded in any single CMO floater as of September 30, 2006, the Bank has offset a significant amount of this cap risk with $6.4 billion of stand-alone interest rate caps with remaining maturities ranging from 1 month to 55 months as of September 30, 2006, and strike rates ranging from 6.75 percent to 8.0 percent. If the applicable LIBOR rate rises above these strike rates, the Bank will be entitled to receive interest payments based upon the notional amounts of the interest rate cap agreements.
During the nine months ended September 30, 2006, the Bank entered into four stand-alone interest rate cap agreements with notional amounts totaling $2.5 billion. On February 21, 2006, the Bank entered into a $1.0 billion (notional) interest rate cap agreement. The premium paid for this cap was $4.1 million. The agreement has a strike rate of 7.0 percent and expires in February 2011. On April 19, 2006, the Bank entered into three additional interest rate cap agreements, each having a $500 million notional amount and a strike rate of 6.75 percent. The agreements expire in April 2009, April 2010 and April 2011, respectively. The premiums paid for these caps totaled $5.5 million.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s stand-alone CMO-related interest rate cap agreements as of September 30, 2006.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Fourth quarter 2006	$1,165	7.50%
Third quarter 2007	500	8.00%
Second quarter 2008	1,000	8.00%
Second quarter 2009	500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%

	$6,415

Mortgage Loans Held for Portfolio
At September 30, 2006 and December 31, 2005, the Bank held $469 million and $542 million, respectively, of residential mortgage loans originated under the MPF Program. As of these dates, 46 percent and 47 percent, respectively, of the outstanding balances were government insured. The Bank’s allowance for loan losses decreased from $294,000 at December 31, 2005 to $240,000 at September 30, 2006, reflecting charge-offs during the nine-month period. At September 30, 2006 and December 31, 2005, the Bank had nonaccrual loans totaling $618,000 and $2,384,000, respectively.
Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 59 and 57 at September 30, 2006 and December 31, 2005, respectively. During the three months ended September 30, 2006 and 2005, the Bank’s PFIs delivered $63 million and $100 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $68,000 and $113,000, respectively. During the nine months ended September 30, 2006 and 2005, the Bank’s PFIs delivered $178 million and $269 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $193,000 and $315,000, respectively. No interest in loans was retained by the Bank during the nine months ended September 30, 2006 or 2005.
For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s Amended Form 10. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various product alternatives offered through the MPF Program. During the three months ended September 30, 2006 and 2005, the Bank paid credit enhancement fees totaling $77,000 and $99,000, respectively. Such fees totaled $250,000 and $327,000 during the nine months ended September 30, 2006 and 2005, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended September 30, 2006 and 2005, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $11,000 and $9,000, respectively. During the nine months ended September 30, 2006 and 2005, $25,000 and $17,000, respectively, of performance-based credit enhancement fees were forgone and not paid to the Bank’s PFIs.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are affected by that failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, subsequent modification of the loan terms, the PFI’s failure to perfect collateral with an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. During the three months ended September 30, 2006 and 2005, the principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs totaled $278,000 and $111,000, respectively. The principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs during the nine months ended September 30, 2006 and 2005 totaled $480,000 and $178,000, respectively.
Given its current arrangement with the FHLBank of Chicago, as more fully described in the Bank’s Amended Form 10, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of scheduled amortization and loan payoffs.
Consolidated Obligations and Deposits
At September 30, 2006, the carrying values of consolidated obligation bonds and discount notes totaled $39.5 billion and $12.2 billion, respectively. As of September 30, 2006, the par value of the Bank’s outstanding bonds was $39.8 billion and the par value of the Bank’s outstanding discount notes approximated their carrying values. In comparison, at December 31, 2005, the carrying values of consolidated obligation bonds and discount notes totaled $46.1 billion and $11.2 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $46.6 billion and $11.2 billion, respectively.
The following table presents the composition of the Bank’s outstanding bonds at September 30, 2006 and December 31, 2005.

COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	September 30, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$18,069	45.4%	$15,954	34.2%
Fixed rate, non-callable	12,096	30.4	13,356	28.7
Callable step-up	8,005	20.1	8,939	19.2
Single-index floating rate	853	2.1	7,643	16.4
Conversion	700	1.8	625	1.3
Comparative-index	80	0.2	80	0.2
Callable step-up/step-down	15	—	15	—

Total par value	$39,818	100.0%	$46,612	100.0%

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
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements to convert many of the fixed rate consolidated obligations that it issues to floating rate instruments that periodically reset to an index such as one-month or three-month LIBOR. As has been the case for the last several years, a majority of the consolidated obligations that the Bank issued and swapped to LIBOR in the nine months ended September 30, 2006 were callable bonds, albeit in lower volumes as compared to the nine months ended September 30, 2005. Callable bonds provide the Bank with the right to redeem the instrument on predetermined call dates in the future. When hedging callable consolidated obligation bonds, the Bank sells an option to the interest rate swap counterparty that offsets the option the Bank owns to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest rate swap and the Bank will then typically call the consolidated obligation bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding and the Bank will then elect not to call the consolidated obligation bond.
As market interest rates continued to increase during the first half of 2006 and then stabilized during the third quarter, the volume of debt being called by the Bank declined significantly, and the volume of new consolidated obligation bonds issued by the Bank declined in turn. The Bank issued $7.1 billion of bonds during the nine months ended September 30, 2006, compared to $17.4 billion of bonds during the same period in 2005. During the nine months ended September 30, 2006, the housing GSEs’ debt issuance remained at a relatively low level, which, when combined with steady demand from investors in agency debt, reduced or held constant the cost of GSE debt relative to benchmark instruments in comparison to the fourth quarter of 2005. Agency debt securities generally trade at yields that are higher than the yields of comparable maturity U.S. treasury securities. In the first nine months of 2006, the difference between yields of agency debt securities and those of U.S. treasury securities having approximately the same term to maturity generally decreased or remained relatively constant compared to the relationship that existed in the fourth quarter of 2005. Recently, agency debt securities have generally traded at yields that are lower than the rates on comparable maturity interest rate swaps. During the first nine months of 2006, the difference between the yields of agency debt securities and those of interest rate swaps having approximately the same term to maturity increased (the difference in yields became more negative) or remained relatively constant compared to the relationship that existed in the fourth quarter of 2005. In the future, the cost of the Bank’s debt will depend on several factors, including the direction and level of market interest rates, competition from other GSEs, changes in the investment preferences of potential buyers of GSE debt securities, and technical market factors.
Demand, overnight, and term deposits were $3.1 billion at September 30, 2006, compared to $3.8 billion at December 31, 2005. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock was approximately $2.3 billion at both September 30, 2006 and December 31, 2005. The Bank’s average outstanding capital stock decreased from $2.5 billion for the year ended December 31, 2005 to $2.3 billion for the nine months ended September 30, 2006. The decline in average outstanding capital stock was attributable primarily to reductions in members’ required investment in the Bank, which were implemented in late 2005 and April 2006, a change in the definition of surplus stock, and lower average advances balances. These changes are discussed below.
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
The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as stock in excess of 115 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on July 31, 2006, surplus stock is defined as stock in excess of 110 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of the surplus stock is $250,000 or less. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases. As these repurchases are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying such repurchases to meet the definition of mandatorily redeemable financial instruments under the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The following table sets forth the repurchases of surplus stock which have occurred since December 31, 2005.

REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2006	1,045,478	$104,548	$—
April 28, 2006	910,775	91,078	1,665
July 31, 2006	1,202,407	120,241	2,242
October 31, 2006	1,769,144	176,914	589
Mandatorily redeemable capital stock outstanding at September 30, 2006 and December 31, 2005 was $170.9 million and $319.3 million, respectively. For the nine months ended September 30, 2006 and the year ended December 31, 2005, average mandatorily redeemable capital stock was $225.1 million and $326.2 million, respectively.
The majority of the Bank’s outstanding mandatorily redeemable capital stock is held by Washington Mutual, a non-member borrower as described in the sub-section above entitled “Advances.” The reduction in mandatorily redeemable capital stock during the nine months ended September 30, 2006 was attributable primarily to the repurchase of stock that was held by Washington Mutual to support $3.6 billion of advances that were repaid during the period and, to a lesser extent, by the change in the activity-based investment requirements discussed above. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of September 30, 2006 and December 31, 2005.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	September 30, 2006		December 31, 2005
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Washington Mutual Bank	1	$161,410	1	$309,486
Subject to withdrawal notice	4	873	3	759
Held by other non-member borrowers	9	8,661	6	8,250
Held by non-member acquirers	—	—	1	840

Total	14	$170,944	11	$319,335

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $2.618 billion at the end of 2005 to $2.497 billion at September 30, 2006 due in large part to the repurchase of stock held by Washington Mutual, as discussed above.
At September 30, 2006 and December 31, 2005, the Bank’s ten largest stockholders held $1.4 billion and $1.5 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 56.9 percent and 57.3 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest stockholders as of September 30, 2006.

TEN LARGEST STOCKHOLDERS AS OF SEPTEMBER 30, 2006
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
World Savings Bank, FSB Texas	Houston	TX	$567,203	22.7%
Guaranty Bank	Austin	TX	279,261	11.2
Washington Mutual Bank	Henderson	NV	161,410	6.5
Capital One, National Association*	New Orleans	LA	103,727	4.2
Franklin Bank, SSB	Austin	TX	87,396	3.5
International Bank of Commerce	Laredo	TX	84,916	3.4
Southwest Corporate FCU	Plano	TX	53,325	2.1
Texas State Bank**	McAllen	TX	31,793	1.3
Southside Bank	Tyler	TX	26,308	1.0
BancorpSouth Bank	Tupelo	MS	25,580	1.0

			$1,420,919	56.9%

*	Previously known as Hibernia National Bank

**	On October 31, 2006, the Bank repurchased $26.0 million of capital stock owned by Texas State Bank. This stock represented surplus stock as of that date and was repurchased in the normal course of business.
For a discussion of the status of Washington Mutual, a non-member borrower, see the sub-section above entitled “Advances.” As of September 30, 2006, all of the stock held by Washington Mutual was classified as mandatorily redeemable capital stock (liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at September 30, 2006.
In November 2005, Capital One Financial Corp. acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s fourth largest stockholder and sixth largest borrower as of September 30, 2006. On October 1, 2006, Wachovia acquired Golden West Financial Corporation, the holding company for World Savings, the Bank’s largest stockholder and borrower as of September 30, 2006. For a discussion of the potential impact of these transactions on the Bank, if any, see the sub-section above entitled “Advances.”
Retained Earnings and Dividends
The Bank’s retained earnings were $184.5 million at September 30, 2006, an increase of $6.0 million from $178.5 million at December 31, 2005. During the nine months ended September 30, 2006, the Bank paid dividends on capital stock totaling $79.9 million, which equated to an average annualized dividend rate of 4.76 percent. The Bank’s first and second quarter 2006 dividend rates approximated the average effective federal funds rates for those periods. Due to the change in the Bank’s dividend payment practices discussed below, the Bank’s third quarter 2006 dividend rate equated to the average effective federal funds rate for the second quarter of 2006, rather than the average effective federal funds rate for the third quarter of 2006. In addition, the Bank paid dividends totaling $8.5 million on capital stock classified as mandatorily redeemable capital stock (liability). These dividends, which were also paid at an average annualized rate of 4.76 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from December 31, 2005 through March 30, 2006, was paid on March 31, 2006. The second quarter dividend, applied to average capital stock held during the period from March 31, 2006 through June 29, 2006, was paid on June 30, 2006. The third quarter dividend, applied to average capital stock held during the period from April 1, 2006 through June 30, 2006, was paid on September 29, 2006. Consistent with past practice, these dividends were paid in the form of capital stock (except for fractional shares, which were paid in cash).

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
As discussed in the Amended Form 10, in light of earnings volatility related to the accounting requirements of SFAS 133, the Bank had been exploring alternative ways to modify its dividend declaration and payment process so that it could declare and pay dividends with the benefit of knowing its actual earnings for the dividend period. Prior to the third quarter of 2006, dividends had been declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known. In addition, on March 15, 2006, the Finance Board published a proposed regulation that would, among other things, require FHLBanks to declare and pay dividends only after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated.
On June 25, 2006, the Board of Directors approved a change to the Bank’s dividend declaration and payment process. Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process in a manner that conforms with the timing provisions of the Proposed Regulation. The third quarter 2006 dividend, which was paid on September 29, 2006, was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. The fourth quarter 2006 dividend is expected to be paid on December 29, 2006, and will be based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the third quarter of 2006. The Bank anticipates that this pattern will continue for future periods.
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
Taking several factors into consideration, the Bank currently expects to pay dividends in the fourth quarter of 2006 at the low end of its target range of 0 to 50 basis points above the average effective federal funds rate for the third quarter of 2006 (as set forth above in the section entitled “Overview,” the average effective federal funds rate for the third quarter of 2006 was 5.25 percent). Consistent with its long-standing practice, the Bank expects to pay this dividend in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash.
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
Derivatives and Hedging Activities
The Bank uses interest rate exchange agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of September 30, 2006 and December 31, 2005, the Bank’s notional balance of interest rate exchange agreements was $49.6 billion and $46.8 billion, respectively, while its total assets were $58.2 billion and $64.9 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in the section entitled “Counterparty Credit Risk” in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of September 30, 2006, and the net fair value changes recorded in earnings for each of those categories during the three and nine months ended September 30, 2006 and 2005.
COMPOSITION OF DERIVATIVES

		Net Change in Fair Value (6)		Net Change in Fair Value (6)
	Total Notional at	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2006	2006	2005	2006	2005
	(In millions of dollars)	(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$5,284	$—	$—	$—	$—
Long-haul method(2)	910	90	637	164	885
Economic hedges(3)	4	10	41	54	65

Total	6,198	100	678	218	950

Investments
Short-cut method(1)	55	—	—	—	—
Long-haul method(2)	666	(1,159)	3,249	(1,014)	3,316
Economic hedges(4)	27	(86)	62,742	41	(55,443)

Total	748	(1,245)	65,991	(973)	(52,127)

Consolidated obligations
Short-cut method(1)	4,180	—	—	—	—
Long-haul method(2)	31,869	1,921	(4,328)	(1,034)	(8,062)
Economic hedges(3)	217	1,431	(2,027)	(164)	(5,439)

Total	36,266	3,352	(6,355)	(1,198)	(13,501)

Other economic
Caps(5)	6,415	(5,882)	(26)	(5,840)	(3,000)
Basis swaps(7)	—	424	—	115	48

Total	6,415	(5,458)	(26)	(5,725)	(2,952)

Total derivatives	$49,627	$(3,251)	$60,288	$(7,678)	$(67,630)

Total short-cut method	$9,519	$—	$—	$—	$—
Total long-haul method	33,445	852	(442)	(1,884)	(3,861)
Total economic hedges	6,663	(4,103)	60,730	(5,794)	(63,769)

Total derivatives	$49,627	$(3,251)	$60,288	$(7,678)	$(67,630)

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations or that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133.

(4)	Interest rate derivatives that are matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those relating to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

(7)	In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps to reduce the Bank’s exposure to widening spreads between one-month and three-month LIBOR. The agreements expired in March 2005. The Bank entered into $2.05 billion and $3.0 billion (notional) of interest rate basis swaps in November 2005 and February 2006, respectively; $1.7 billion and $3.35 billion (notional) of such agreements expired in June 2006 and August 2006, respectively.

Results of Operations
Net Income
Net income for the three months ended September 30, 2006 and 2005 was $30.4 million and $254.4 million, respectively. The Bank’s net income for the three months ended September 30, 2006 represented an annualized return on average capital stock (ROCS) of 5.29 percent, which was 4 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 39.81 percent for the three months ended September 30, 2005, which was 3,635 basis points above the average effective federal funds rate for that quarter. Net income for the nine months ended September 30, 2006 and 2005 was $85.9 million and $214.0 million, respectively. The Bank’s net income for the nine months ended September 30, 2006 represented an ROCS of 5.07 percent, which was 20 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 11.37 percent for the nine months ended September 30, 2005, which was 841 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding for the applicable period excluding stock that is classified as a liability under the provisions of SFAS 150. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its AHP and to make quarterly payments to REFCORP. Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended September 30, 2006 and 2005, the effective rates were 27.0 percent and 26.6 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $11.3 million and $92.2 million, respectively. During the nine months ended September 30, 2006 and 2005, the effective rates were 27.3 percent and 26.8 percent, respectively, and the combined AHP and REFCORP assessments were $32.2 million and $77.9 million, respectively.
Cumulative Effect of Change in Accounting Principle
During the fourth quarter of 2005, the Bank elected to change its method of accounting for the amortization and accretion of mortgage loan premiums and discounts under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The change was made effective as of January 1, 2005. Previously, amortization and accretion of premiums and discounts associated with the Bank’s mortgage loans held for portfolio were computed using the retrospective method. Under this method, the income effects of premiums and discounts were recognized using the interest method over the estimated lives of the assets, and a retrospective adjustment of the effective yield was required each time the Bank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the retrospective method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the assets. Effective January 1, 2005, the Bank began amortizing premiums and accreting discounts using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Under the new method, future prepayments of principal are not anticipated. While both methods are acceptable under generally accepted accounting principles, the Bank believes that the contractual method is preferable to the retrospective method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that reflects the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change increased the Bank’s net income for the nine months ended September 30, 2005 by $908,000. In addition, the retroactive application of the contractual method reduced interest income and income before cumulative effect of change in accounting principle for the three months ended September 30, 2005 by $158,000 and $116,000, respectively. For the nine months ended September 30, 2005, the retroactive application of the contractual method increased interest income and income before cumulative effect of change in accounting principle by $208,000 and $152,000, respectively.
Income Before Assessments
During the three months ended September 30, 2006 and 2005, the Bank’s income before assessments was $41.7 million and $346.7 million, respectively. The $305.0 million decrease in income before assessments for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was attributable primarily to a $305.3 million reduction in other income from period-to-period. Other income for the three months ended September 30, 2005 included a $245.4 million net gain on the sale of available-for-sale securities, as well as $56.6 million of net gains on derivative and hedging activities.
The Bank’s income before assessments was $118.1 million and $290.9 million for the nine months ended September 30, 2006 and 2005, respectively. The $172.8 million decrease in income before assessments for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was attributable primarily to a $158.3 million reduction in other income from period-to-period (which was due in large part to the net gains on sales of available-for-sale securities discussed above, offset by $92.1 million of net losses on derivatives and hedging activities during the nine months ended September 30, 2005), a $10.5 million decrease in net interest income and a $4.0 million increase in other expenses.
The components of income before assessments (net interest income, other income (loss) and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended September 30, 2006 and 2005, the Bank’s net interest income was $55.3 million and $55.8 million, respectively, and its net interest margin (based on these results) was 40 basis points and 34 basis points, respectively. The Bank’s net interest income was $158.9 million and $169.4 million for the nine months ended September 30, 2006 and 2005, respectively, and its net interest margin (based on these results) was 36 basis points and 34 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for SFAS 133 fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for SFAS 133 fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2006 and 2005.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended September 30,
	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$395	$5	5.53%	$382	$4	3.66%
Federal funds sold	3,298	44	5.31%	4,613	41	3.54%
Investments
Trading (b)	31	1	6.18%	59	1	9.34%
Available-for-sale (c)	802	11	5.37%	4,284	42	3.90%
Held-to-maturity	7,219	105	5.84%	7,860	82	4.17%
Advances (c)(d)	44,061	585	5.31%	49,063	449	3.66%
Mortgage loans held for portfolio	481	7	5.52%	600	8	5.49%

Total earning assets	56,287	758	5.39%	66,861	627	3.75%
Cash and due from banks	73			69
Other assets	248			328

Total assets	$56,608	758	5.36%	$67,258	627	3.73%

Liabilities and Capital
Interest-bearing deposits	$2,616	34	5.19%	$1,777	15	3.42%
Consolidated obligations
Bonds (c)	39,761	525	5.28%	48,767	444	3.64%
Discount notes (c)	10,655	141	5.29%	12,664	109	3.43%
Mandatorily redeemable capital stock and other borrowings	187	3	5.22%	333	3	3.93%

Total interest-bearing liabilities	53,219	703	5.28%	63,541	571	3.59%
Other liabilities	907			1,102

Total liabilities	54,126	703	5.19%	64,643	571	3.53%

Total capital	2,482			2,615

Total liabilities and capital	$56,608		4.96%	$67,258		3.39%

Net interest income		$55			$56

Net interest margin			0.40%			0.34%
Net interest spread			0.11%			0.16%

Impact of non-interest bearing funds			0.29%			0.18%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $143,000 and $948,000 for the three months ended September 30, 2006 and 2005, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $31,000 and ($4.7 million) for the three months ended September 30, 2006 and 2005, respectively. For these same periods, net interest income (expense) on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was ($470,000) and $695,000, respectively. Average balances for available-for-sale-securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2006 and 2005.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Nine Months Ended September 30,
	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$414	$16	5.13%	$481	$10	3.02%
Federal funds sold	3,428	125	4.86%	3,441	80	3.12%
Investments
Trading (b)	37	2	6.90%	66	5	10.06%
Available-for-sale (c)	887	33	4.87%	5,086	142	3.72%
Held-to-maturity	7,625	312	5.46%	7,653	216	3.75%
Advances (c)(d)	44,287	1,628	4.90%	47,710	1,156	3.23%
Mortgage loans held for portfolio	505	21	5.57%	643	27	5.56%

Total earning assets	57,183	2,137	4.98%	65,080	1,636	3.35%
Cash and due from banks	73			60
Other assets	250			312

Total assets	$57,506	2,137	4.95%	$65,452	1,636	3.33%

Liabilities and Capital
Interest-bearing deposits	$3,146	113	4.79%	$1,746	38	2.89%
Consolidated obligations
Bonds (c)	43,356	1,583	4.87%	51,455	1,231	3.19%
Discount notes (c)	7,358	271	4.90%	8,216	190	3.08%
Mandatorily redeemable capital stock and other borrowings	238	11	6.31%	331	8	3.46%

Total interest-bearing liabilities	54,098	1,978	4.87%	61,748	1,467	3.17%
Other liabilities	943			1,149

Total liabilities	55,041	1,978	4.79%	62,897	1,467	3.11%

Total capital	2,465			2,555

Total liabilities and capital	$57,506		4.59%	$65,452		2.99%

Net interest income		$159			$169

Net interest margin			0.36%			0.34%
Net interest spread			0.11%			0.18%

Impact of non-interest bearing funds			0.25%			0.16%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $0.8 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $62,000 and ($26.7 million) for the nine months ended September 30, 2006 and 2005, respectively. For these same periods, net interest income (expense) on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was ($733,000) and $3.3 million, respectively. Net interest expense on derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting was $0.7 million for the nine months ended September 30, 2005. The Bank did not have any derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting during the nine months ended September 30, 2006. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

The average effective federal funds rate increased from 3.46 percent and 2.96 percent for the three and nine months ended September 30, 2005, respectively, to 5.25 percent and 4.87 percent for the three and nine months ended September 30, 2006, respectively. Due to rising short-term interest rates throughout 2005 and the first half of 2006, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 18 basis points and 16 basis points for the three and nine months ended September 30, 2005, respectively, to 29 basis points and 25 basis points for the comparable periods in 2006. Conversely, the Bank’s net interest spread (based on reported results) declined from 16 basis points and 18 basis points during the three and nine months ended September 30, 2005, respectively, to 11 basis points during both the three and nine months ended September 30, 2006. The decrease in net interest spread was due primarily to the following factors.
First, as discussed previously, the Bank reports realized gains and losses in the form of net interest payments on derivative instruments used to hedge interest-earning assets and interest-bearing liabilities as part of net interest income when the hedging relationships qualify for hedge accounting under SFAS 133. Conversely, net interest payments on derivatives used in economic hedges are reported in “net gains (losses) on derivatives and hedging activities” together with the unrealized changes in fair value of the derivatives. For most of the nine months ended September 30, 2005, the Bank held approximately $1.4 billion of fixed rate available-for-sale securities that were in economic hedging relationships. During the three and nine months ended September 30, 2005, the net interest expense on the associated interest rate swaps totaling approximately $4.7 million and $26.7 million, respectively, was included in net gain (loss) on derivatives and hedging activities and therefore excluded from the net interest spread calculation (accounting for approximately 3 basis points and 5 basis points, respectively). During the third quarter of 2005, the Bank sold substantially all of the subject available-for-sale securities and terminated the associated interest rate swaps, resulting in a reduction of interest income on available-for-sale securities and a corresponding reduction in losses on derivatives and hedging activities.
Second, as discussed above under the section entitled “Financial Condition/Retained Earnings and Dividends,” the Bank changed its dividend declaration and payment process beginning with the third quarter 2006 dividend so that it can declare and pay its quarterly dividends with the benefit of knowing its actual earnings for the dividend reference period. The third quarter 2006 dividend was paid on September 29, 2006, and was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. Because the dividend paid in the third quarter of 2006 was based upon average capital stock holdings for the second quarter of 2006, the portion of this dividend that was paid on mandatorily redeemable capital stock was recognized as interest expense in the second quarter of 2006. Likewise, because it will be based upon average capital stock holdings for the third quarter of 2006, the portion of the fourth quarter 2006 dividend that is expected to be paid on mandatorily redeemable capital stock was recognized as interest expense in the third quarter of 2006. Under the Bank’s dividend practices that existed through June 30, 2006, interest expense on mandatorily redeemable capital stock was recorded in the calendar quarter in which the dividend was paid. The inclusion of this additional interest expense (that is, the additional amount recorded in the second quarter of 2006) reduced the Bank’s net interest spread for the nine months ended September 30, 2006 by approximately 1 basis point. In addition, net of assessments, it reduced the Bank’s ROCS for the nine months ended September 30, 2006 by approximately 14 basis points. For the three months ended June 30, 2006, the additional interest expense reduced the Bank’s ROCS by 40 basis points.
Third, the net spread earned on fixed rate assets which were funded with floating rate debt during the first half of 2005 declined due to the substitution during the third quarter of 2005 of higher rate fixed rate debt for the floating rate debt that had previously funded those assets.
Fourth, the Bank’s balance sheet participation in the MPF Program is continuing to decline. As a result, the Bank held a smaller balance of relatively higher yielding fixed rate mortgage loans during the three and nine months ended September 30, 2006 as compared to the same periods in 2005.
Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2006 and 2005. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Nine Months Ended
	September 30, 2006 vs. 2005			September 30, 2006 vs. 2005
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$—	$1	$1	$(2)	$8	$6
Federal funds sold	(14)	17	3	—	45	45
Investments
Trading	(1)	1	—	(2)	(1)	(3)
Available-for-sale	(42)	11	(31)	(143)	34	(109)
Held-to-maturity	(7)	30	23	(1)	97	96
Advances	(50)	186	136	(88)	560	472
Mortgage loans held for portfolio	(1)	—	(1)	(6)	—	(6)

Total interest income	(115)	246	131	(242)	743	501

Interest expense:
Interest-bearing deposits	9	10	19	41	34	75
Consolidated obligations:
Bonds	(93)	174	81	(217)	569	352
Discount notes	(19)	51	32	(22)	103	81
Mandatorily redeemable capital stock and other borrowings	(1)	1	—	(3)	6	3

Total interest expense	(104)	236	132	(201)	712	511

Changes in net interest income	$(11)	$10	$(1)	$(41)	$31	$(10)

As previously discussed, the Bank reports income/expense from its trading securities, certain of its available-for-sale securities, and certain of its consolidated obligations in interest income/expense without the offsetting effects of the associated interest rate swaps. For the three months ended September 30, 2006 and 2005, the net interest expense associated with economic hedge derivatives related to trading securities was $143,000 and $948,000, respectively, while the net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities was $31,000 and ($4.7 million), respectively. For these same periods, the net interest income (expense) associated with economic hedge derivatives related to consolidated obligations was ($470,000) and $695,000, respectively.
For the nine months ended September 30, 2006 and 2005, the net interest expense associated with economic hedge derivatives related to trading securities was $821,000 and $3.8 million, respectively, while the net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities was $62,000 and ($26.7 million), respectively, and the net interest income (expense) associated with economic hedge derivatives related to consolidated obligations was ($733,000) and $2.6 million, respectively.
The changes in interest income on trading and available-for-sale securities and the changes in interest expense on consolidated obligations reflected in the foregoing Yield and Spread and Rate and Volume Analyses have been offset to varying degrees by changes in the net interest income/expense on the associated interest rate exchange agreements recorded in other income (loss). Because the Bank has synthetically converted the instruments’ cash flows through interest rate swap agreements, management considers the effects of the associated interest rate exchange agreements when evaluating changes in the Bank’s net interest income across different time periods and in relation to the movement in short-term interest rates. When combined with the associated interest rate exchange agreements, the average rates earned on the trading securities are substantially lower than the rates shown in the Yield and Spread Analyses. In addition, the average rates earned on the available-for-sale securities in 2005 are substantially lower than the rates shown in the Yield and Spread Analyses while the average rates paid on the consolidated obligations in 2005 are somewhat lower than the rates shown in the Yield and Spread Analyses. Further, when the effects of these interest rate exchange agreements are considered, the Bank’s net interest margins and net interest spreads for the three and nine months ended September 30, 2005 were significantly lower than the rates shown in the Yield and Spread Analyses. Because the balance of economic hedging relationships was substantially lower during the three and nine months ended September 30, 2006, the impact of interest rate exchange agreements on the interest rates earned/paid on available-for-sale securities and consolidated obligations, as well as the impact on the Bank’s net interest margin and net interest spread, was insignificant.
Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2006 and 2005.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net gains (losses) on trading securities	$231	$(1,315)	$(821)	$(3,748)
Gains (losses) on economic hedge derivatives related to trading securities	(223)	1,331	877	3,858

Hedge ineffectiveness on trading securities	8	16	56	110

Net interest expense associated with economic hedge derivatives related to trading securities	(143)	(948)	(821)	(3,818)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	31	(4,749)	62	(26,697)
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligations	(470)	695	(733)	2,578
Net interest expense associated with stand-alone economic hedge derivatives (basis swaps)	(547)	—	(283)	(223)
Net interest expense associated with economic hedge derivatives related to advances	(11)	(24)	(48)	(67)

Total net interest expense associated with economic hedge derivatives	(1,140)	(5,026)	(1,823)	(28,227)

Losses related to stand-alone economic hedge derivatives (caps)	(5,882)	(26)	(5,840)	(3,000)
Gains related to other stand-alone derivatives (basis swaps)	424	—	115	48
Gains (losses) related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	1,347	60,740	(125)	(60,927)

Total fair value gains (losses) related to economic hedge derivatives	(4,111)	60,714	(5,850)	(63,879)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains on advances and associated hedges	90	637	164	885
Net gains (losses) on debt and associated hedges	1,921	(4,328)	(1,034)	(8,062)
Net gains (losses) on AFS(1) securities and associated hedges	(1,159)	3,249	(1,014)	3,316

Total SFAS 133 fair value hedge ineffectiveness	852	(442)	(1,884)	(3,861)

Gains on early extinguishment of debt	145	683	1,268	1,485
Net realized gains on sales of AFS securities	—	245,395	—	245,395
Service fees	900	752	2,584	2,093
Other, net	887	720	2,513	2,043

Total other	1,932	247,550	6,365	251,016

Total other income (loss)	$(2,459)	$302,812	$(3,136)	$155,159

(1)	Available-for-sale

(2)	Consolidated obligations
As discussed above, the Bank uses interest rate swaps to hedge the risk of changes in the fair value of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain of $8,000 and $16,000 for the three months ended September 30, 2006 and 2005, respectively, and a net gain of $56,000 and $110,000 for the nine months ended September 30, 2006 and 2005, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.

Net interest expense associated with economic hedge derivatives related to trading securities fluctuates as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps are structured so that their notional balances mirror the balance of the related trading securities and their pay leg coupons mirror the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $805,000 in the three-month period ended September 30, 2006, as compared to the three months ended September 30, 2005, and by $3.0 million in the nine-month period ended September 30, 2006, as compared to the nine months ended September 30, 2005, due primarily to reductions in the notional balances of the interest rate swaps. The reductions in the notional balances corresponded to reductions of $28 million and $29 million in the average balance of the trading securities portfolio for the three and nine-month periods, respectively, which were in turn attributable to principal repayments on the securities.
Net interest expense associated with economic hedge derivatives related to available-for-sale securities declined by $4.8 million and $26.8 million for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding periods in 2005. Substantially all of the interest rate swaps that gave rise to this interest expense during the three and nine months ended September 30, 2005 were terminated in August and September 2005 in connection with the sale of the hedged items.
Net interest income associated with economic hedge derivatives related to consolidated obligations declined by $1.2 million and $3.3 million for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding periods in 2005. For most of these interest rate swaps, the Bank pays (or paid) a floating rate and receives (or received) a fixed rate; therefore, the increase in average interest rates reduced the net amount of interest earned from period to period (for the three and nine months ended September 30, 2006, the net amount became an expense for the Bank). In addition, the notional amount of interest rate swaps giving rise to this interest income declined from period to period as a result of expirations.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank has entered into 19 interest rate cap agreements having a total notional amount of $6.415 billion. The premiums paid for these caps totaled $43.5 million, of which $4.1 million (for a cap having a notional amount of $1.0 billion) was paid during the three months ended March 31, 2006 and $5.5 million (for three caps having a total notional amount of $1.5 billion) was paid during the three months ended June 30, 2006. No stand-alone interest rate caps were purchased during the three months ended September 30, 2006 or the nine months ended September 30, 2005. The fair value of the Bank’s interest rate caps is dependent upon the level of interest rates, market volatilities and remaining term to maturity. In general (assuming constant market volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in market volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps that are designated as held-to-maturity securities) and therefore can be a source of considerable earnings volatility.
At September 30, 2006, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $5.3 million. The recorded fair value changes in the Bank’s stand-alone caps were losses of $5.9 million and $5.8 million for the three and nine months ended September 30, 2006, respectively, compared to losses of $26,000 and $3.0 million, respectively, for the corresponding periods in 2005. During the three and nine months ended September 30, 2006, the losses relating to the Bank’s interest rate caps were attributable primarily to the passage of time. The losses during the three and nine months ended September 30, 2005 were due primarily to lower interest rate volatility and the passage of time.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps that expired in March 2005. In November 2005 and February 2006, the Bank entered into interest rate basis swaps with aggregate notional amounts of $2.05 billion and $3.0 billion, respectively. Agreements with aggregate notional balances of $1.7 billion and $3.35 billion expired in June 2006 and August 2006, respectively. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the current relationship between one-month LIBOR and three-month LIBOR, and the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the basis swap. The Bank accounts for interest rate basis swaps as stand-alone derivatives. The recorded fair value changes in the Bank’s interest rate basis swaps was a gain of $115,000 for the nine months ended September 30, 2006, compared to a gain of $48,000 for the corresponding period in 2005. During the three months ended September 30, 2006, the Bank recorded a gain of $424,000 due to fair value changes in its interest rate basis swaps. The Bank was not a party to any interest rate basis swaps during the three months ended September 30, 2005.
During the first nine months of 2006 and 2005, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds at a gain, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended September 30, 2006 and 2005, the Bank repurchased $26 million and $1.350 billion, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $145,000 and $683,000 for the three months ended September 30, 2006 and 2005, respectively. The Bank repurchased $281 million and $2.288 billion, respectively, of its consolidated obligations during the nine months ended September 30, 2006 and 2005, and the gains on these debt extinguishments totaled $1,268,000 and $1,485,000, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the difference between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) was a net gain (loss) of $852,000 and ($442,000) for the three months ended September 30, 2006 and 2005, respectively, and a net loss of $1.9 million and $3.9 million for the nine months ended September 30, 2006 and 2005, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended September 30, 2006 and 2005, the change in fair value of derivatives that were not in SFAS 133 hedging relationships was $1.3 million and $60.7 million, respectively. The change in fair value of derivatives that were not in SFAS 133 hedging relationships was ($125,000) and ($60.9 million) for the nine months ended September 30, 2006 and 2005, respectively. The vast majority of the gains (losses) during the three and nine months ended September 30, 2005 were attributable to interest rate swaps relating to certain available-for-sale securities and consolidated obligations that had either expired or been terminated by September 30, 2005.
In the table above, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of MPF participation and letter of credit fees. During the three months ended September 30, 2006 and 2005, the Bank received $68,000 and $113,000, respectively, of MPF participation fees under its arrangement with the FHLBank of Chicago. Such fees totaled $193,000 and $315,000 for the nine months ended September 30, 2006 and 2005, respectively. Letter of credit fees totaled $643,000 and $541,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, letter of credit fees totaled $1,978,000 and $1,479,000, respectively. At September 30, 2006, outstanding letters of credit totaled $3.3 billion.
Other Expenses
Total other expenses, which include the Bank’s salaries and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $11.2 million and $37.7 million for the three and nine months ended September 30, 2006, respectively, compared to $11.9 million and $33.7 million for the three and nine months ended September 30, 2005, respectively.
Salaries and benefits were $5.0 million and $17.5 million for the three and nine months ended September 30, 2006, compared to $5.5 million and $15.8 million for the corresponding periods in 2005. The increase of $1.7 million for the nine months ended September 30, 2006, as compared to the corresponding period in 2005 was due to increases in average headcount, higher expenses relating to the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), and cost-of-living and merit increases. The decrease of $0.5 million in salaries and benefits for the three months ended September 30, 2006 compared to the corresponding period in 2005 was due primarily to two factors. First, expenses relating to the Bank’s incentive compensation program were approximately $657,000 less during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 based on management’s current expectation that employee bonuses for 2006 will be significantly lower than amounts earned in the prior year. Second, approximately $527,000 of salaries and benefits related to the development of internal use computer software were capitalized during the three months ended September 30, 2006; no salaries and benefits were capitalized in 2005. These items were offset in part by increases in average headcount and higher expenses relating to the Bank’s participation in the DB Plan. Average headcount increased from 139 and 136 employees during the three and nine months ended September 30, 2005, respectively, to 160 and 155 employees during the corresponding periods in 2006. At September 30, 2006, the Bank employed 162 people, a net increase of 17 people from December 31, 2005 and a net increase of 21 people from September 30, 2005. In addition, expenses relating to the Bank’s participation in the DB Plan increased from $0.7 million and $1.8 million during the three and nine months ended September 30, 2005, respectively, to $0.9 million and $2.5 million during the corresponding periods in 2006.
On August 17, 2006, the Pension Protection Act was signed into law. The major provisions of this statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. The Bank has not determined the exact effect that this statute will have on the timing or amount of payments it is required to make to the DB Plan. The Bank expects, however, that the amount of its required annual contributions to the DB Plan will increase in at least the first several years after the legislation becomes effective. Based in part on the provisions of this legislation, the Bank’s Board of Directors recently elected to freeze the DB Plan by closing it to new participants effective January 1, 2007. As a result of this change, employees hired on or after January 1, 2007 will not be eligible to participate in the DB Plan. Employees hired prior to January 1, 2007 will remain in the DB Plan and will continue to accrue benefits in accordance with the provisions thereof. For employees hired on or after January 1, 2007, the Bank will offer an enhanced defined contribution plan.
Other operating expenses for the three and nine months ended September 30, 2006 were $5.2 million and $17.4 million, respectively, compared to $5.4 million and $15.0 million for the corresponding periods in 2005. The $2.4 million increase in other operating expenses for the nine months ended September 30, 2006, as compared to the corresponding period in 2005 was attributable in large part to two factors. First, the Bank incurred higher professional fees in 2006 related to an internal project designed to streamline and enhance management decision-making processes. The costs associated with this project totaled $1.9 million for the nine months ended September 30, 2006, all of which were incurred during the first half of the year. Second, the Bank disbursed approximately $0.5 million in grants during the nine months ended September 30, 2006 to support members’ efforts to fund redevelopment in areas impacted by Hurricanes Katrina and Rita. The vast majority of these grants were disbursed during the first quarter of 2006. These disbursements represented all of the remaining funds that were made available through a special $5.0 million Disaster Relief Grant Program that was established in late September 2005.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $981,000 and $2,758,000 for the three and nine months ended September 30, 2006, respectively, compared to $1,020,000 and $2,906,000 for the three and nine months ended September 30, 2005, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended September 30, 2006 and 2005, the Bank’s AHP assessments totaled $3.6 million and $28.6 million, respectively. The Bank’s AHP assessments totaled $10.8 million and $24.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. For the three months ended September 30, 2006 and 2005, the Bank’s REFCORP assessments totaled $7.6 million and $63.6 million, respectively. The Bank’s REFCORP assessments totaled $21.5 million and $53.3 million for the nine months ended September 30, 2006 and 2005, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s Amended Form 10. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2006.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities and as the balance of deposits changes. Overnight federal funds typically comprise the majority of the portfolio. At September 30, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $5.9 billion.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to the projected cost of a new issue of consolidated obligations with similar features. During the three and nine months ended September 30, 2005, the Bank assumed consolidated obligation bonds from the FHLBank of Chicago with par amounts of $175 million and $425 million, respectively. There were no such transfers during the nine months ended September 30, 2006.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments).
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital market for the sale of consolidated obligations. As of September 30, 2006, the Bank’s estimated operational liquidity requirement was $4.3 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $9.3 billion.
The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2006, the Bank’s estimated contingent liquidity requirement was $6.3 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $7.5 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2005 is provided in the Bank’s Amended Form 10. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2006.
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
The Finance Board has granted a waiver requested by the Office of Finance to allow the direct placement by a FHLBank of consolidated obligations with another FHLBank in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. In connection with this waiver, the terms of which became effective July 1, 2006, the Finance Board imposed a requirement that the interest rate to be paid on any consolidated obligation issued under such circumstances must be at least 500 basis points above the then current federal funds rate.
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
Risk-Based Capital Rules and Other Capital Requirements
Upon implementation of its capital plan on September 2, 2003, the Bank became subject to the Finance Board’s new risk-based capital rules and other capital requirements. This regulatory framework requires each FHLBank that has implemented its new capital plan to maintain at all times permanent capital (defined under the Finance Board’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition - Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s Amended Form 10. For reasons of safety and soundness, the Finance Board may require the Bank, or any other FHLBank that has already converted to its new capital structure, to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. At September 30, 2006, the Bank’s credit risk, market risk and operations risk capital requirements were $148 million, $178 million and $97 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital to assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital to assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at September 30, 2006 or December 31, 2005. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Board. At all times during the nine months ended September 30, 2006, the Bank was in compliance with these capital requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of September 30, 2006 and December 31, 2005.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	September 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$423	$2,681	$531	$2,796

Total capital	$2,327	$2,681	$2,594	$2,796
Total capital-to-assets ratio	4.00%	4.61%	4.00%	4.31%

Leverage capital	$2,909	$4,022	$3,243	$4,195
Leverage capital-to-assets ratio	5.00%	6.91%	5.00%	6.47%
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Board’s capital rules. At all times during the nine months ended September 30, 2006, the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s target operating capital ratio.
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
SFAS 155
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133 to simplify the accounting for certain hybrid financial instruments by permitting (through an irrevocable election) fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided the hybrid financial instrument is measured in its entirety at fair value (with changes in fair value recognized currently in earnings). SFAS 155 also establishes a requirement to evaluate beneficial interests in securitized financial assets to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. This guidance replaces the interim guidance in DIG Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Bank elected to adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 has thus far not had any impact on the Bank’s results of operations or financial condition.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15,

2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years. Early adoption is permitted, provided an entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial condition.
SAB 108
In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the year ending December 31, 2006 for the Bank), with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108. The Bank does not expect the initial application of SAB 108 to have an impact on its results of operations or financial condition.
SFAS 158
In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Further, SFAS 158 requires disclosure in the footnotes to the financial statements of the impact of specified events on the net periodic benefit cost for the next fiscal year. The recognition and disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities, and as of the end of the fiscal year ending after June 15, 2007 for all other entities. Early adoption is permitted. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Bank does not expect the provisions of SFAS 158 to have a material impact on its results of operations or financial condition at the time of adoption.
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
The prepayment risk embedded in these mortgage assets is managed by purchasing highly structured tranches of mortgage securities that limit the effects of prepayment risk, by purchasing floating rate securities, and by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and the mortgage portfolio.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2005 to September 2006. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points		Down 200 Basis Points		Up 100 Basis Points		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case
December 2005	2.804	2.647	-5.59%	2.808	0.17%	2.747	-2.01%	2.819	0.56%

January 2006	2.685	2.531	-5.76%	2.688	0.11%	2.631	-2.02%	2.699	0.53%
February 2006	2.683	2.560	-4.57%	2.678	-0.16%	2.643	-1.48%	2.689	0.23%
March 2006	2.668	2.511	-5.88%	2.681	0.47%	2.612	-2.10%	2.687	0.70%

April 2006	2.571	2.448	-4.79%	2.576	0.19%	2.526	-1.75%	2.585	0.56%
May 2006	2.641	2.495	-5.53%	2.669	1.05%	2.585	-2.14%	2.667	1.00%
June 2006	2.605	2.467	-5.31%	2.626	0.79%	2.554	-1.98%	2.627	0.85%

July 2006	2.528	2.422	-4.20%	2.522	-0.24%	2.490	-1.48%	2.536	0.32%
August 2006	2.589	2.504	-3.28%	2.573	-0.61%	2.561	-1.06%	2.590	0.04%
September 2006	2.655	2.565	-3.39%	2.653	-0.09%	2.624	-1.18%	2.662	0.27%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2005 through September 2006.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2005	0.43	(0.40)	0.04	1.25	3.25	4.77	(0.18)	(0.45)

January 2006	0.46	(0.43)	0.03	1.22	2.93	5.02	(0.01)	(0.47)
February 2006	0.43	(0.42)	0.01	0.79	2.29	4.28	(0.15)	(0.34)
March 2006	0.45	(0.41)	0.04	1.36	2.97	4.91	0.18	(0.30)

April 2006	0.43	(0.40)	0.03	1.15	2.42	3.86	0.06	(0.46)
May 2006	0.44	(0.38)	0.06	1.58	2.80	4.16	0.49	(0.08)
June 2006	0.42	(0.37)	0.05	1.43	2.67	4.07	0.35	(0.15)

July 2006	0.41	(0.39)	0.02	0.88	2.12	3.41	(0.15)	(0.63)
August 2006	0.40	(0.40)	0.00	0.53	1.64	2.95	(0.36)	(0.63)
September 2006	0.38	(0.37)	0.01	0.71	1.71	2.88	(0.09)	(0.33)
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2006 and December 31, 2005.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
September 30, 2006
Aa(4)	16	$43,155.2	$41.8	$18.7	$23.1	$—
A	2	6,471.3	—	—	—	—

Total	18	$49,626.5	$41.8	$18.7	$23.1	$—

December 31, 2005
Aa(4)	17	$41,885.8	$0.6	$0.4	$0.2	$—
A	2	4,873.1	—	—	—	—

Total	19	$46,758.9	$0.6	$0.4	$0.2	$—

(1)	Credit ratings provided by Moody’s.

(2)	Includes amounts that had not settled as of September 30, 2006 and December 31, 2005.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on September 30, 2006 and December 31, 2005 credit exposures. Collateral due under these agreements totaling $23.1 million was delivered in October 2006. No collateral was delivered under these agreements in January 2006 as the amount due was less than the minimum call amount.

(4)	The figures for Aa-rated counterparties as of September 30, 2006 and December 31, 2005 include transactions with one counterparty that became affiliated with a member institution in 2005. Transactions with that counterparty as of both September 30, 2006 and December 31, 2005 had an aggregate notional principal of $2.6 billion and represented no credit exposure to the Bank as of those dates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Update to Disclosure in Our Amended Form 10
On October 1, 2006, Wachovia Corporation (NYSE:WB) acquired Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), our largest borrower and stockholder as of September 30, 2006. Outstanding advances to World Savings were $12.6 billion at September 30, 2006, which represented 29.0 percent of our total outstanding advances as of that date. We are currently unable to predict whether Wachovia Corporation (domiciled in the Fourth District of the FHLBank System) will maintain World Savings’ Ninth District charter and, if so, to what extent, if any, it may alter World Savings’ relationship with us. For a more complete discussion of the potential impact that this proposed acquisition could have on us, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances in Part I / Item 2 of this quarterly report.

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

Federal Home Loan Bank of Dallas
November 14, 2006	By /s/ Tom Lewis
Date	Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the Commission on June 27, 2006, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.