Form 10-K
period 2006-12-31
Federal Home Loan Bank of Dallas
filed 2007-03-30
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation	71-6013989
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

8500 Freeport Parkway South, Suite 600
Irving, TX	75063-2547
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 441-8500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class B Capital Stock, $100 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 28, 2007, the registrant had 22,484,268 shares of its capital stock outstanding. As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.496 billion.
Documents Incorporated by Reference: None.

FEDERAL HOME LOAN BANK OF DALLAS

PART I
ITEM 1. BUSINESS
Background
The Federal Home Loan Bank of Dallas (the “Bank”) is one of 12 Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System,” or the “System”) that were created by the Federal Home Loan Bank Act of 1932 (the “FHLB Act”). Each of the 12 FHLBanks is a member-owned cooperative that operates as a separate federally chartered corporation with its own management, employees and board of directors. Each FHLBank helps finance urban and rural housing, community lending, and community development needs in the specified states in its respective district. Federally insured commercial banks, savings banks, savings and loan associations, and credit unions, as well as insurance companies, are all eligible for membership in the FHLBank of the district in which the institution’s principal place of business is located. State and local housing authorities that meet certain statutory criteria may also borrow from the FHLBanks.
The public purpose of the Bank is to promote housing, jobs and general prosperity through products and services that assist its members in providing affordable credit in their communities. The Bank’s primary business is to serve as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing debt in the capital markets and lending the proceeds to member institutions (in the form of loans known as advances) at slightly higher rates. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank endeavors to manage its assets and liabilities in such a way that its aggregate interest spread is consistent across a wide range of interest rate environments. The intermediation of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. These agreements, commonly referred to as derivatives or derivative instruments, are discussed below in the section entitled “Use of Interest Rate Exchange Agreements.”
The Bank’s principal source of funds is debt issued through the Office of Finance. All 12 FHLBanks issue debt through the Office of Finance in the form of consolidated obligations, and all 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Each FHLBank loans the funds it raises through this process to its members or uses them for other business purposes. Although consolidated obligations are not obligations of or guaranteed by the United States Government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus are able to borrow at the favorable rates generally available to GSEs. The FHLBanks’ consolidated debt obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Individually, the Bank has received a deposit rating of Aaa/P-1 from Moody’s and a long-term counterparty credit rating of AAA/A-1+ from S&P. Shareholders, bondholders and prospective members should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be subject to revision or withdrawal at any time by the NRSRO. Each of the ratings from the NRSROs should be evaluated independently.
All members of the Bank are required to purchase capital stock in the Bank as a condition of membership and in proportion to their asset size and borrowing activity with the Bank. The Bank’s capital stock is not publicly traded and all stock is owned by the Bank’s members, former members that retain the stock as provided in the Bank’s capital plan, or by non-member institutions that have acquired a member and must retain the stock to support advances.
The Bank is supervised and regulated by the Federal Housing Finance Board (“Finance Board”), which is an independent agency in the executive branch of the United States Government. The Finance Board has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner.

Consistent with that duty, the Finance Board has an additional responsibility to ensure the FHLBanks are able to raise funds in the capital markets and carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Board establishes regulations governing the operations of the FHLBanks, conducts ongoing off-site supervision and monitoring of the FHLBanks, and performs annual on-site examinations of each FHLBank.
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Board adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is now subject to the periodic disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access reports and other information through the Bank’s website, click on “About FHLB Dallas,” then “Financial Reports” and then “SEC Filings.”
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which includes Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2006, 2005 and 2004.
MEMBERSHIP SUMMARY

	December 31,
	2006	2005	2004
Commercial banks	746	739	742
Thrifts	90	91	96
Credit unions	44	42	37
Insurance companies	15	15	15

Total members	895	887	890

Housing associates	8	8	8
Non-member borrowers	13	12	11

Total	916	907	909

Community Financial Institutions	760	761	769

As of December 31, 2006, 2005 and 2004, approximately 63.1 percent, 66.5 percent and 66.4 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances held by those former members. Non-member borrowers are required to hold capital stock to support outstanding advances until the later of the time when those advances have been repaid or the applicable stock redemption period has expired, at which time the non-member borrower’s affiliation with the Bank is terminated. During the period that the advances remain outstanding, non-member borrowers may not request new advances, nor are they permitted to extend or renew the assumed advances.

Approximately 85 percent of the Bank’s members are Community Financial Institutions (“CFIs”), which are defined by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) to include all FDIC-insured institutions with average total assets over the three prior years equal to or less than $500 million, as adjusted annually for inflation since 1999. For 2007, CFIs are FDIC-insured institutions with average total assets as of December 31, 2006, 2005, and 2004 equal to or less than $599 million. In 2006, 2005 and 2004, the average total asset ceiling for CFI designation was $587 million, $567 million and $548 million, respectively. The GLB Act expanded the eligibility for membership of CFIs in the FHLBanks and authorized the FHLBanks to accept expanded types of assets as collateral for advances to CFIs.
The Bank’s membership currently includes the majority of institutions in its district that are eligible to become members. Eligible non-members are primarily smaller institutions that have thus far elected not to join the Bank. For this reason, the Bank does not currently anticipate that a substantial number of additional institutions will become members, or that additional members will have a significant impact on the Bank’s future business.
As a cooperative, the Bank is managed with the primary objectives of enhancing the value of membership for member institutions and fulfilling its public purpose. The value of membership includes access to readily available credit and other services from the Bank, the value of the cost differential between Bank advances and other potential sources of funds, and the dividends paid on members’ investment in the Bank’s capital stock.
Business Segments
The Bank manages its operations as one business segment. Management and the Bank’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the Bank’s revenues are derived from U.S. operations.
Interest Income
The Bank’s interest income is derived from advances, investment activities and, to a far lesser extent, mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2006, 2005 and 2004, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2006	2005	2004
Advances (including prepayment fees)	75.6%	71.7%	67.3%
Investment activities	22.8	26.1	28.5
Mortgage loans held for portfolio	1.0	1.5	3.6
Other	0.6	0.7	0.6

Total	100.0%	100.0%	100.0%

Total interest income (in thousands)	$2,889,202	$2,292,736	$1,300,067

With the exception of interest earned on advances to Washington Mutual Bank, a non-member borrower, substantially all of the Bank’s interest income from advances is derived from financial institutions domiciled in the Bank’s five-state district. Advances to Washington Mutual Bank (and the related interest income) are described below in the “Products and Services” section.

Products and Services
Advances. The Bank’s primary function is to provide its members with a reliable source of secured credit in the form of loans known as advances. The Bank offers advances to its members with a wide variety of terms designed to meet members’ business and risk management needs. Standard offerings include the following types of advances:
Fixed rate, fixed term advances. The Bank offers fixed rate, fixed term advances with maturities ranging from overnight to 20 years, and with maturities as long as 30 years for Community Investment Program advances. Interest is generally collected monthly and principal repaid at maturity for fixed rate, fixed term advances.
Fixed rate, amortizing advances. The Bank offers fixed rate advances with a variety of final maturities and fixed amortization schedules. Standard advances offerings include fully amortizing advances with final maturities of 5, 7, 10, 15 or 20 years, and advances with amortization schedules based on those maturities but with shorter final maturities accompanied by balloon payments of the remaining outstanding principal balance. Borrowers may also request alternative amortization schedules and maturities. Interest is generally paid monthly and principal is repaid in accordance with the specified amortization schedule. Although these advances have fixed amortization schedules, borrowers may elect to pay a higher interest rate and have an option to prepay the advance without a fee after a specified lockout period (typically five years). Otherwise, early repayments are subject to the Bank’s standard prepayment fees.
Floating rate advances. The Bank’s standard advances offerings include term floating rate advances with maturities between one and five years. Floating rate advances are typically indexed to either one-month LIBOR or three-month LIBOR, and are priced at a constant spread to the relevant index. In addition to longer term floating rate advances, the Bank offers short term floating rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Floating rate advances may also include embedded features such as caps, floors, provisions for the conversion of the advances to a fixed rate, or special indices.
Putable advances. The Bank also makes advances that include a put feature that allows the Bank to terminate the advance at specified points in time. If the Bank exercises its option to terminate the putable advance, the Bank offers replacement funding to the member for a period selected by the member up to the remaining term to maturity of the putable advance, provided the Bank determines that the member is able to satisfy the normal credit and collateral requirements of the Bank for the replacement funding requested.
The Bank manages the interest rate and option risk of advances through the use of a variety of debt and derivative instruments. Members are required by statute and regulation to use the proceeds of advances with an original term to maturity of greater than five years to purchase or fund new or existing residential housing finance assets which, for CFIs, are defined by regulation to include small business, small farm and small agribusiness loans and securities representing a whole interest in such loans.
The Bank prices its credit products with the objective of providing benefits of membership that are greatest for those members that use the Bank’s products most actively, while maintaining sufficient profitability to pay dividends at a rate that makes members financially indifferent to holding the Bank’s capital stock. That set of objectives results in relatively small mark-ups over the Bank’s cost of funds for its advances and dividends on capital stock at rates targeted at or slightly above the periodic average effective federal funds rate. In keeping with its cooperative philosophy, the Bank provides equal pricing for advances to all members regardless of asset or transaction size, charter type, or geographic location.
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure members’ advances and other extensions of credit. The Bank has not suffered any credit losses on advances in its 74-year history. In accordance with the Bank’s capital plan, members must purchase capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
In order to comply with the requirement to fully secure advances and other extensions of credit to its members, the Bank and its members execute a written security agreement that establishes the Bank’s security interest in a variety of its members’ assets. The Bank, pursuant to the FHLB Act and the regulations issued by the Finance Board, only originates, renews, or extends advances to its members if it has obtained and is maintaining a security interest in eligible collateral at the time such advance is made, renewed, or extended. Eligible collateral includes whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property.
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. At December 31, 2006, 2005 and 2004, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $1.0 billion, $1.8 billion and $2.1 billion, respectively, which represented approximately 2.2 percent, 3.6 percent and 4.4 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
The FHLB Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. However, the Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law or (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law).
As stated above, each member of the Bank executes a security agreement pursuant to which such member grants a security interest in favor of the Bank in certain assets of such member. The assets in which a member grants a security interest fall into one of two general structures. In the first structure, the member grants a security interest in all of its assets that are included in one of the eligible collateral categories, as described above, which the Bank refers to as a “blanket lien.” In the second structure, the member grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies such members as being on “specific collateral only status.”
The basis upon which the Bank will lend to a member that has granted the Bank a blanket lien depends on numerous factors, including, among others, that member’s financial condition and general creditworthiness. Generally, and subject to certain limitations, a member that has granted the Bank a blanket lien may borrow up to a specified percentage of the value of eligible collateral categories, as determined from such member’s financial statements filed with its federal regulator, without specifically identifying each item of collateral or delivering the collateral to the Bank. Under certain circumstances, including, among others, a deterioration of a member’s financial condition or general creditworthiness, the amount a member may borrow is determined on the basis of only that portion of the collateral subject to the blanket lien that such member delivers to the Bank. Under these circumstances, the Bank places the member on “custody status.” In addition, members on blanket lien status may choose to deliver some or all of the collateral to the Bank.
The members that are granted specific collateral only status by the Bank are generally either insurance companies or members with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies grant a security interest in, and are only permitted to borrow against, the eligible collateral that is delivered to the Bank. Members with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member must otherwise agree on an arrangement to assure the priority of the Bank’s security interest in such loans.
As of December 31, 2006, 748 of the Bank’s borrowers/potential borrowers with a total of $24.3 billion in outstanding advances were on blanket lien status, 20 borrowers/potential borrowers with $12.8 billion in outstanding advances were on specific collateral only status and 148 borrowers/potential borrowers with $4.1 billion in outstanding advances were on custody status.
The Bank perfects its security interests in borrowers’ collateral in a number of ways. The Bank usually perfects its security interest in collateral by filing a uniform commercial code financing statement against the borrower. In the case of certain borrowers, the Bank perfects its security interest by taking possession or control of the collateral, which may be in addition to the filing of a financing statement. In these cases, the Bank also generally takes assignments of most of the mortgages and deeds of trust that are designated as collateral. Instead of requiring delivery of the collateral to the Bank, the Bank may allow certain borrowers to deliver specific collateral to a third-party custodian approved by the Bank.
On a quarterly basis or as otherwise requested by the Bank, members on blanket lien status must update information relating to collateral pledged to the Bank. This information is accessed by the Bank from appropriate regulatory filings. On a monthly basis or as otherwise requested by the Bank, members on custody status and members on specific collateral only status must update information relating to collateral pledged to the Bank. In accordance with written procedures similar to those established by the Auditing Standards Board of the American Institute of Certified Public Accountants, Bank personnel regularly verify the existence of collateral securing advances to members on blanket lien status and members on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the amount by which a member’s borrowings from the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members that have had no outstanding obligations secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have maintained at the Bank eligible loans, securities and term deposits with a collateral maintenance level in excess of the member’s advances and other extensions of credit.
Finance Board regulations require the Bank to establish a formula for and to charge a prepayment fee on an advance that is repaid prior to maturity in an amount sufficient to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its scheduled maturity date. These fees are generally calculated as the present value of the difference (if positive) between the interest rate on the prepaid advance and the current rate on a permissible investment for the remaining term to maturity of the repaid advance. During the years ended December 31, 2006, 2005 and 2004, the Bank collected net prepayment fees of $2.2 million, $2.7 million and $7.4 million, respectively.
As of December 31, 2006, the Bank’s outstanding advances (at par value) totaled $41.2 billion. As of that date, advances outstanding to the Bank’s ten largest borrowers represented 69.5 percent of the Bank’s total outstanding advances. Advances to the Bank’s three largest borrowers represented 49.4 percent of the Bank’s total outstanding advances. Individually, advances to the Bank’s three largest borrowers represented 28.6 percent (World Savings Bank, FSB Texas), 12.3 percent (Guaranty Bank) and 8.5 percent (Washington Mutual Bank) of the total advances outstanding as of December 31, 2006.
As of December 31, 2006, the Bank’s third largest borrower was Washington Mutual Bank, a California-based institution with approximately $3.5 billion of advances outstanding. On February 13, 2001, Washington Mutual Bank acquired Bank United, then the Bank’s largest shareholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances and in so doing became a non-member borrower. Washington Mutual’s remaining advances mature in 2007 and 2008. During the years ended December 31, 2006, 2005 and 2004, Washington Mutual Bank accounted for 11.1 percent, 14.9 percent and 12.4 percent, respectively, of the Bank’s total interest income from advances. As of March 29, 2007, advances outstanding to Washington Mutual Bank had declined to approximately $2.6 billion.
For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program as authorized by Finance Board regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances, and may be made at the Bank’s cost of funds or, in certain circumstances for specified purposes, below its cost of funds. The Bank currently prices CICA advances at interest rates that are 15 basis points lower than rates on comparable advances outside the program. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program (“AHP”), through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2006, advances outstanding under the CICA program totaled approximately $599 million, representing approximately 1.5 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit must be fully collateralized as though they were funded advances. During the years ended December 31, 2006, 2005 and 2004, letter of credit fees earned by the Bank totaled approximately $2.8 million, $2.0 million and $1.6 million, respectively.
Acquired Member Assets (“AMA”). The Bank offers its members the ability to participate in the Mortgage Partnership Finance® (MPF®) Program developed and managed by the Federal Home Loan Bank of Chicago (the “FHLBank of Chicago”). “Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago. Under the MPF Program, one or more FHLBanks acquire fixed rate, conforming mortgage loans originated by their member institutions that participate in the MPF Program (“Participating Financial Institutions” or “PFIs”). PFIs are paid a fee by the purchasing FHLBank for assuming a portion of the credit risk of the mortgages delivered to the FHLBank, while the FHLBank assumes the interest rate risk of holding the mortgages in its portfolio as well as a portion of the credit risk. PFIs deliver loans pursuant to the terms of master commitment agreements (“MCs”) entered into by the FHLBank and the PFI and acknowledged and approved by the FHLBank of Chicago. Under the terms of the MCs, a PFI may either deliver loans that the PFI has already closed in its own name and transfers to the FHLBank or, as agent for the FHLBank, close loans directly in the name of the FHLBank (collectively, “Program Loans”). Program Loans are owned directly by the FHLBank and are not held through a trust or any other conduit entity. Title to Program Loans is in the name of the purchasing FHLBank, subject to the participation interests in such loans that the FHLBank may have sold to the FHLBank of Chicago.
From 1998 to mid-2003, the Bank generally retained an interest in the Program Loans it acquired from its PFIs under the MPF Program pursuant to the terms of an investment and services agreement between the FHLBank of Chicago and the Bank (the “First MPF Agreement”). Under the First MPF Agreement, the Bank retained title to the Program Loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago. The FHLBank of Chicago’s participation interest in Program Loans reduced the Bank’s beneficial interest in such loans. The First MPF Agreement permitted the Bank to retain a beneficial interest in Program Loans ranging from 1 percent to 49 percent, as the Bank in its discretion determined, and required the FHLBank of Chicago to purchase a participation interest in the Program Loans equal to the amount of interest in such loans that the Bank chose not to retain. In any case where the FHLBank of Chicago’s participation interest was less than 51 percent, the Bank would have been required to pay a transaction services fee to the FHLBank of Chicago. The interest in the Program Loans retained by the Bank during this period ranged from a low of 1 percent to a maximum of 49 percent. Because the FHLBank of Chicago’s interest in the Program Loans was always equal to or greater than 51 percent, the Bank was never required to pay a transaction services fee to the FHLBank of Chicago. During the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank’s purchase of Program Loans from PFIs and its sale of participation interests to the FHLBank of Chicago occurred simultaneously and at the same price.
On December 5, 2002, the Bank and the FHLBank of Chicago entered into a new investment and services agreement (the “Second MPF Agreement”) to replace the First MPF Agreement with respect to Program Loans delivered under MCs entered into on or after December 5, 2002. Following an initial term of three years, the agreement now continues indefinitely unless terminated by either party upon 90 days’ prior notice. The Second MPF Agreement provides that the FHLBank of Chicago will assume all rights and obligations of the Bank under each MC with the Bank’s PFIs and will acquire directly from such PFIs the Program Loans. The FHLBank of Chicago, the Bank, and the applicable PFI execute a written assignment and assumption agreement with respect to each MC that documents the rights and obligations of the FHLBank of Chicago as the assignee of the Bank’s rights and obligations under such MC. The Bank has no obligation to its PFIs to purchase Program Loans or perform any other obligation under an MC that has been assumed by the FHLBank of Chicago. Under such MCs, the FHLBank of Chicago purchases Program Loans directly from the Bank’s PFIs. All substantive terms of the MCs issued under the Second MPF Agreement are unchanged from the terms of MCs issued under the First MPF Agreement. Under the Second MPF Agreement, the FHLBank of Chicago is obligated to pay to the Bank a participation fee equal to a percentage of the dollar volume of Program Loans delivered by the Bank’s PFIs.
Under the terms of the Second MPF Agreement, the Bank retains the option to purchase up to a 50 percent interest in Program Loans delivered by its PFIs in lieu of receiving participation fees and provided that the Bank pays to the FHLBank of Chicago a monthly transaction service fee. Pursuant to an amendment to the First MPF Agreement entered into on June 23, 2003, the Bank and the FHLBank of Chicago agreed to extend the terms of the Second MPF Agreement to Program Loans delivered pursuant to MCs entered into prior to December 5, 2002. The Bank has not exercised its option under the Second MPF Agreement to purchase any interest in Program Loans and currently anticipates that all future Program Loans delivered by its PFIs will be subject to the fee arrangement and will not be held on the Bank’s balance sheet.
As of December 31, 2006, MPF loans held for portfolio (net of allowance for credit losses) were $450 million, representing approximately 0.8 percent of the Bank’s total assets. As of December 31, 2005 and 2004, MPF loans held for portfolio (net of allowance for credit losses) represented approximately 0.8 percent and 1.1 percent, respectively, of the Bank’s total assets. Because the Bank does not expect to exercise its option to purchase interests in MPF loans in the future, the Bank currently anticipates that its balance of retained MPF loans will continue to decline over time. For more information regarding the Bank’s MPF loans, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Affordable Housing Program (“AHP”). The Bank offers an AHP as required by the FHLB Act and in accordance with Finance Board regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low-income households. The calculation of the amount to be set aside is further discussed below in the section entitled “Taxation.” Each year, the Bank conducts two competitive application processes to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners during these funding rounds are scored in accordance with Finance Board regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications.
Correspondent Banking Services. The Bank provides its members with a variety of correspondent banking services. These services include overnight and term deposit accounts, wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services. In the aggregate, correspondent banking services generated fee income for the Bank of $3.4 million, $2.8 million and $2.5 million during the years ended December 31, 2006, 2005 and 2004, respectively.
SecureConnect. The Bank provides secure on-line access to many of its products, services and reports through SecureConnect, a secure on-line product delivery system. A substantial portion of the Bank’s advances and wire transfers are initiated by members through SecureConnect. In addition, a large proportion of account statements and other reports are made available through SecureConnect. Further, members may manage securities held in safekeeping by the Bank and participate in auctions for Bank advances and deposits through SecureConnect.
AssetConnection®. The Bank has also introduced AssetConnection®, an electronic communications system that was developed to facilitate the transfer of financial and other assets among member institutions. “AssetConnection” is a registered trademark of the Bank. Types of assets that may be transferred include mortgage and other secured loans or loan participations. The Finance Board approved the development of this system in November 2002 under its new business activity regulations, and the Bank introduced it to its members in October 2003. The purpose of this system is to enhance the liquidity of mortgage loans and other assets by providing a mechanism to balance the needs of those member institutions with excess loan capacity and those with more asset demand than capacity.
In its initial phase, AssetConnection is a listing service that allows member institutions to list assets available for sale or interests in assets to purchase. In this form, the Bank does not take a position in any of the assets listed, nor does the Bank offer any form of endorsement or guarantee related to the assets being listed. All transactions must be negotiated and consummated between principals. Since its introduction, a limited number of assets have been listed for sale through AssetConnection and several members have accessed the system in search of assets to purchase. If members ultimately find the services available through AssetConnection to be of value to their institutions, it could provide an additional source of fee income for the Bank.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs. To ensure the availability of funds to meet members’ credit needs and its other general liquidity requirements, the Bank maintains a portfolio of short-term, unsecured investments issued by highly rated institutions, including overnight federal funds, term federal funds and overnight and short-term commercial paper. At December 31, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $5.5 billion.
To enhance interest income, the Bank maintains a long-term investment portfolio, which includes securities issued by United States Government agencies or government-sponsored agencies (e.g., Fannie Mae and Freddie Mac), mortgage-backed securities (“MBS”) issued by government-sponsored agencies, and non-agency residential and commercial MBS that carry the highest ratings from Moody’s or S&P. The interest rate and prepayment risk inherent in the MBS is managed though a variety of debt and interest rate derivative instruments. As of December 31, 2006, the Bank’s long-term investment portfolio was comprised of approximately $7.7 billion of MBS and $0.2 billion of United States Government and government-sponsored agency securities. As further described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank sold $4.1 billion (par value) of investment securities during the year ended December 31, 2005. Substantially all of these investments were government-sponsored agency securities.
The Bank’s non-agency residential MBS (“RMBS”) are collateralized by whole mortgage loans that generally do not conform to government agency pooling requirements and its non-agency commercial MBS (“CMBS”) are collateralized by loans secured by commercial real estate. The Bank’s non-agency MBS investments are self-insured by a senior/subordinate structure in which the subordinate classes of securities provide credit support for the most senior class of securities, an interest in which is owned by the Bank. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the most senior class of securities would experience any credit losses. The credit support provided by the subordinate securities is typically expressed as a percentage of the entire structure. As of December 31, 2006, the credit support for the Bank’s non-agency securities ranged from 25 percent to 45 percent (in the case of the CMBS) and from 5 percent to 60 percent (in the case of the RMBS).
The Bank further reduces the credit risk of its non-agency MBS by purchasing securities with other risk-reducing attributes. For instance, the Bank purchases RMBS backed by loan pools that feature a high percentage of relatively small and geographically dispersed loans, a high percentage of owner-occupied properties, and low loan-to-value ratios. When purchasing CMBS, the Bank has generally acquired securities backed by relatively small and geographically diverse loans, diverse loan types and high debt service coverage ratios. At December 31, 2006, all of the Bank’s holdings of privately issued mortgage-backed securities retained the highest investment grade rating.
Finance Board policy and regulations limit the Bank’s MBS investments to 300 percent of its total capital, as of the prior month end at the time new investments are made, and non-MBS obligations of a single government-sponsored agency to 100 percent of the Bank’s total capital as of the prior month end at the time new investments are made. In accordance with Finance Board regulations, total capital for these purposes excludes accumulated other comprehensive income (loss) and includes all amounts paid in for the Bank’s capital stock regardless of accounting classification (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Bank is not required to sell or otherwise reduce any investments that exceed these regulatory limits due to reductions in capital or changes in value after the investments are made, but it is precluded from making additional investments that exceed these limits. To the extent the Bank’s total capital grows through additional capital stock investments, distributions of earnings in the form of stock dividends, and increases in retained earnings, the Bank may increase its MBS investments if opportunities to purchase securities at favorable spreads exist in the marketplace.

The Bank attempts to maintain its investments in MBS close to the regulatory limit of 300 percent of total capital. While the Finance Board sets limits on the risks that may be taken with MBS investments, the Bank has generally adopted a more conservative approach. The Bank acquires securities with expected principal prepayment schedules that are generally more structured, or relatively less volatile, than those present in the underlying mortgage loans. The Bank uses interest rate derivatives to manage prepayment risks and other options embedded in the MBS that it acquires.
Finance Board regulations include a variety of restrictions and limitations on the FHLBanks’ investment activities, including limits on the types, amounts, and maturities of unsecured investments in private issuers (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations). In addition, the Bank is prohibited from investing in certain types of securities, including:
•	instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;

•	whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized AMA program such as the MPF Program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of State, local, or tribal government units or agencies, having at least the second highest credit rating from an NRSRO; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLBank Act;

•	non-U.S. dollar denominated securities;

•	interest-only or principal-only stripped MBS;

•	residual-interest or interest-accrual classes of Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits; and

•	fixed rate MBS or floating rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than 6 years under an assumed instantaneous interest rate change of 300 basis points.
Funding Sources
General. The principal funding source for the Bank is consolidated obligations issued in the capital markets through the Office of Finance. Member deposits and the proceeds from the issuance of capital stock are also funding sources for the Bank. Consolidated obligations consist of consolidated bonds and consolidated discount notes. Generally, discount notes are consolidated obligations with maturities of one year or less, and consolidated bonds have maturities in excess of one year.
The Bank determines its participation in the issuance of consolidated obligations based upon, among other things, its own funding and operating requirements and the amounts, maturities, rates of interest and other terms available in the marketplace. The issuance terms for consolidated obligations are established by the Office of Finance, subject to policies established by its Board of Directors and the regulations of the Finance Board. In addition, the Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price.
Consolidated bonds satisfy term funding requirements. Typically, the maturities of these securities range from 1 to 20 years, but their maturities are not subject to any statutory or regulatory limit. Consolidated bonds can be fixed or adjustable rate and may be callable or non-callable.
Consolidated bonds are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members. The Bank receives 100 percent of the proceeds of bonds issued through direct negotiation with underwriters of System debt when it is the only FHLBank involved in the issuance and is the sole FHLBank that is the primary obligor on consolidated obligation bonds issued under those circumstances. When the Bank and one or more other FHLBanks jointly agree to the issuance of bonds directly negotiated with underwriters, the Bank receives the portion of the proceeds of the bonds agreed upon with the other FHLBanks; in those cases, the Bank is the primary obligor for a pro rata portion of the bonds based on the proceeds it receives. In these cases, the Bank records on its balance sheet only that portion of the bonds for which it is the primary obligor. The majority of the Bank’s consolidated obligation bond issuance is conducted through direct negotiation with underwriters of System debt, and a majority of that issuance is without participation by the other FHLBanks.
The Bank may also request that specific amounts of specific bonds be offered by the Office of Finance for sale through competitive auction conducted with underwriters in a bond selling group. One or more other FHLBanks may also request that amounts of these same bonds be offered for sale for their benefit through the same auction. The Bank may receive from zero to 100 percent of the proceeds of the bonds issued through competitive auction depending on the amounts and costs for the bonds bid by underwriters, the maximum costs the Bank or other FHLBanks, if any, participating in the same issue are willing to pay for the bonds, and Office of Finance guidelines for allocation of bond proceeds among multiple participating FHLBanks.
Consolidated discount notes are a significant funding source for money market instruments and for advances with short-term maturities or repricing frequencies of less than one year. Discount notes are sold at a discount and mature at par, and are offered daily through a consolidated discount notes selling group and through other authorized securities dealers.
On a daily basis, the Bank may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100 percent of the proceeds of the discount notes issued through this sales process depending on the maximum costs the Bank or other FHLBanks, if any, participating in the same discount notes are willing to pay for the discount notes, the amounts of orders for the discount notes submitted by underwriters, and Office of Finance guidelines for allocation of discount notes proceeds among multiple participating FHLBanks. Under the Office of Finance guidelines, FHLBanks generally receive funding on a first-come-first-serve basis subject to threshold limits within each category of discount notes. For overnight discount notes, sales are allocated to the FHLBanks in lots of $250 million. For all other discount note maturities, sales are allocated in lots of $50 million. Within each category of discount notes, the allocation process is repeated until all orders are filled or canceled.
Twice weekly, the Bank may also request that specific amounts of discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auction conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s capital relative to the capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process.

Regardless of the method of issuance, as with consolidated bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, the Bank assumed consolidated obligations from other FHLBanks with par amounts of $425 million and $375 million, respectively.
At December 31, 2006, the Bank was primary obligor on $50.2 billion of consolidated obligations (at par value), of which $8.3 billion were consolidated discount notes and $41.9 billion were consolidated bonds.
Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Board). However, if the Finance Board determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Board might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the unlikely event the Bank is holding a consolidated obligation as an investment for which the Finance Board would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation. If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any member of the Bank.
To facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement on June 23, 2006. For additional information regarding this agreement, see the section entitled “Liquidity and Capital Resources” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $952 billion, $937 billion and $869 billion in consolidated obligations outstanding at December 31, 2006, 2005 and 2004, respectively. The Bank was the primary obligor on $50.2 billion, $57.8 billion and $58.7 billion (at par value), respectively, of these consolidated obligations.

Certification and Reporting Obligations. Under Finance Board regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the President and Chief Executive Officer of the Bank must certify to the Finance Board that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal and interest on consolidated obligations) coming due during the next quarter. The Bank is required to provide notice to the Finance Board if it (i) is unable to provide the required certification, (ii) projects at any time that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter, (iii) actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter, or (iv) negotiates to enter into or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter. The Bank has been in compliance with the applicable reporting requirements at all times since they became effective in 1999.
A FHLBank must file a consolidated obligation payment plan for Finance Board approval if (i) the FHLBank becomes a non-complying FHLBank as a result of failing to provide the required certification, (ii) the FHLBank becomes a non-complying FHLBank as a result of being required to provide the notice described above to the Finance Board, except in the case of a failure to make a payment on a consolidated obligation caused solely by an external event such as a power failure, or (iii) the Finance Board determines that the FHLBank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.
A non-complying FHLBank is permitted to continue to incur and pay normal operating expenses in the regular course of business, but may not incur or pay any extraordinary expenses, or declare or pay dividends, or redeem any capital stock, until such time as the Finance Board has approved the FHLBank’s consolidated obligation payment plan or inter-FHLBank assistance agreement, or ordered another remedy, and all of the non-complying FHLBank’s direct obligations have been paid.
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the United States Government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the United States Government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2006, 2005 and 2004, the Bank had eligible assets free from pledge of $55.3 billion, $64.4 billion and $63.8 billion, respectively, compared to its participation in outstanding consolidated obligations of $50.2 billion, $57.8 billion and $58.7 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2006, 2005 and 2004.
Office of Finance. The Office of Finance is a joint office of the 12 FHLBanks that executes the issuance of consolidated obligations, as agent, on behalf of the FHLBanks. Established by the Finance Board, the Office of Finance also services all outstanding consolidated obligation debt, provides the FHLBanks with credit information, serves as a source of information for the FHLBanks on capital market developments, manages the FHLBank System’s relationship with rating agencies as it pertains to the consolidated obligations, and prepares and distributes the annual and quarterly combined financial reports for the FHLBanks.
The Office of Finance is managed by a board of directors which consists of three part-time members appointed by the Finance Board. Under current Finance Board regulations, two of these members are presidents of FHLBanks and the third is a private citizen of the United States with a demonstrated expertise in financial markets. The private citizen member of the board also serves as its Chairman. The Bank’s President and Chief Executive Officer has served as a director of the Office of Finance since April 1, 2003 and is currently serving a second three-year term that will expire on March 31, 2009.

One of the responsibilities of the Board of Directors of the Office of Finance is to establish policies regarding consolidated obligations to ensure that, among other things, such obligations are issued efficiently and at the lowest all-in funding costs for the FHLBanks over time consistent with prudent risk management practices and other market and regulatory factors.
The Finance Board has regulatory oversight and enforcement authority over the Office of Finance and its directors and officers to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the expenses of the Office of Finance, which are shared on a pro rata basis with one-third based on each FHLBank’s total outstanding capital stock (as of the prior month-end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s total debt issuance (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end).
Through December 31, 2000, consolidated obligations were issued by the Finance Board through the Office of Finance under the authority of Section 11(c) of the FHLB Act, which provides that debt so issued is the joint and several obligation of the FHLBanks. Since January 2, 2001, the FHLBanks have issued consolidated obligations in the name of the FHLBanks through the Office of Finance under Section 11(a) of the FHLB Act. While the FHLB Act does not impose joint and several liability on the FHLBanks for debt issued under Section 11(a), the Finance Board has determined that the same rules governing joint and several liability should apply whether consolidated obligations are issued by the Finance Board under Section 11(c) or by the FHLBanks under Section 11(a). No FHLBank is currently permitted to issue individual debt under Section 11(a) of the FHLB Act without Finance Board approval.
Use of Interest Rate Exchange Agreements
Finance Board regulations authorize and establish general guidelines for the FHLBanks’ use of derivative instruments, and the Bank’s Risk Management Policy establishes specific guidelines for their use. The Bank can use interest rate swaps, swaptions, cap and floor agreements, calls, puts, and futures and forward contracts as part of its interest rate risk management and funding strategies. Regulations prohibit derivative instruments that do not qualify as hedging instruments pursuant to generally accepted accounting principles unless a non-speculative use is documented.
In general, the Bank uses interest rate exchange agreements in two ways: either by designating them as a fair value hedge of an underlying financial instrument or by designating them as a hedge of some defined risk in the course of its balance sheet management. For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets, including advances and investments, and/or to adjust the interest rate sensitivity of advances and investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, and to reduce funding costs.
To reduce funding costs, the Bank may enter into interest rate exchange agreements concurrently with the issuance of consolidated obligations. This strategy of issuing bonds while simultaneously entering into interest rate exchange agreements enables the Bank to offer a wider range of attractively priced advances to its members. The continued attractiveness of such debt depends on yield relationships between the bond and interest rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds that it issues.
For further discussion of interest rate exchange agreements, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of liquidity for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Sources of wholesale funds for its members include unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements, and deposits issued into the brokered certificate of deposits market. The availability to members of alternative funding sources, including covered bonds, could significantly influence the demand for the Bank’s advances and can vary as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. The Bank competes against these other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, and the flexibility desired by the member when structuring the liability.
The MPF Program competes primarily with Fannie Mae and Freddie Mac. While the Bank no longer expects to acquire interests in mortgage loans through this program, its ability to generate fee income from loans that are sold by its members to the FHLBank of Chicago is affected by competitive factors. These competitive factors include price, products, structures, and services offered, all of which are established by the FHLBank of Chicago.
The Bank also competes with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. Although the available supply of funds has kept pace with the funding needs of the Bank’s members as expressed through Bank debt issuance, there can be no assurance that this will continue to be the case indefinitely.
In addition, the sale of callable debt and the simultaneous execution of callable interest rate exchange agreements that mirror the debt has been an important source of competitive funding for the Bank. As such, the Bank’s access to interest rate exchange agreements has been, and will continue to be, an important determinant of the Bank’s relative cost of funds. Given that the trend has been towards increased concentration in the number of providers of interest rate exchange agreements, there can be no assurance that the current breadth and depth of these markets will be sustained.
Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as described below), plus retained earnings and accumulated other comprehensive income (loss). From its enactment in 1932, the FHLB Act provided for a subscription-based capital structure for the FHLBanks that required every member of a FHLBank to own that FHLBank’s capital stock in an amount in proportion to the member’s mortgage assets and its borrowing activity with the FHLBank pursuant to a statutory formula. In 1999, the GLB Act replaced the former subscription capital structure with requirements for total capital, leverage capital and risk-based capital for the FHLBanks, authorized the issuance of two new classes of capital stock redeemable with six months’ notice (Class A stock) or five years’ notice (Class B stock), and required each FHLBank to develop a new capital plan to replace the previous statutory capital structure.
On January 30, 2001, the Finance Board published a final rule implementing the required new capital structure for the FHLBanks. As required by the new capital regulations, the Bank submitted its proposed capital plan to the Finance Board on October 29, 2001 for review and approval. The Finance Board approved the Bank’s capital plan on June 12, 2002 and the Bank converted to its new capital structure on September 2, 2003.
In general, the Bank’s capital plan requires each member to own Class B stock (redeemable with five years’ written notice subject to certain restrictions) in an amount equal to the sum of a membership stock requirement and an activity-based stock requirement. Specifically, the Bank’s capital plan requires members to hold capital stock in proportion to their total asset size and borrowing activity with the Bank.
The Bank’s capital stock is not publicly traded and it may be issued, repurchased, redeemed or transferred (with the prior approval of the Bank) only at its par value. In addition, the Bank’s capital stock may only be issued to and held by members of the Bank or by former members of the Bank or institutions that acquire members of the Bank and that retain stock in accordance with the Bank’s capital plan. For more information about the Bank’s capital stock, see Item 11 — Description of Registrant’s Securities to be Registered in the Bank’s Amended Registration Statement on Form 10 filed with the SEC on April 14, 2006 (the “Amended Form 10”). For more information about the Bank’s minimum capital requirements, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Retained Earnings. In August 2003, the Finance Board encouraged all 12 FHLBanks to establish retained earnings targets and to specify the priority for increasing retained earnings relative to paying dividends. On February 27, 2004, the Bank’s Board of Directors adopted a retained earnings policy. Currently, the policy calls for the Bank to maintain retained earnings in an amount sufficient to protect the par value of members’ capital stock investments from potential economic losses and fluctuations in earnings. The Bank’s Board of Directors reviews the Bank’s retained earnings targets at least annually under an analytic framework that takes into account sources of potential realized and unrealized losses, including potential loss distributions for each, and revises the targets as appropriate. The Bank’s current retained earnings policy target is described in the section entitled “Financial Condition – Retained Earnings and Dividends” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dividends. Subject to the FHLB Act, Finance Board regulations and other Finance Board directives, the Bank pays dividends to holders of its capital stock quarterly or as otherwise determined by its Board of Directors. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors, and are paid at the same rate on all shares of the Bank’s capital stock regardless of their classification for accounting purposes. The Bank is permitted by statute and regulation to pay dividends only from previously retained earnings or current net earnings.
During the period from January 1, 2001 through June 30, 2005, the Bank paid quarterly dividends which it believed in good faith fully complied with the requirements of the statute and regulation, based upon the Bank’s retained earnings and current net earnings for those periods. However, as discussed in the Amended Form 10, the Bank determined in August 2005 that it was necessary to restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 in order to correct certain errors with respect to the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). On a restated basis, the Bank’s retained earnings were negative at various times in 2002, 2003, 2004 and 2005 (including June 30, 2005). These negative retained earnings balances would suggest retrospectively that the requirement to pay dividends only from previously retained earnings or current net earnings was not met at all times during the subject period.
In August 2005 (immediately after discovering the errors that gave rise to the restatement and determining the required accounting corrections), the Bank sold/terminated substantially all of the financial instruments to which the errors related which restored the Bank’s retained earnings to a positive balance. Therefore, the Bank was in compliance with these regulatory requirements with regard to the payment of its third quarter 2005 dividend on September 30, 2005 and has been in complete compliance ever since. While there can be no assurances, the Bank believes that it will not be subject to any regulatory sanctions as a result of having paid dividends that, when viewed retrospectively, at times exceeded its accumulated restated retained earnings.
Prior to the third quarter of 2006, dividends had been declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known. On June 25, 2006, the Board of Directors approved a change to the Bank’s dividend declaration and payment process. Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process such that the Bank now declares and pays dividends only after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated.
Because the Bank’s returns (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate. The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Regulatory Oversight and Corporate Governance
The Bank is supervised and regulated by the Finance Board. The Finance Board has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Board has an additional responsibility to ensure the FHLBanks are able to raise funds in the capital markets and carry out their housing and community development finance mission. To fulfill those responsibilities, the Finance Board establishes regulations governing the entire range of operations of the FHLBanks, assesses the safety and soundness of the FHLBanks through annual on-site examinations and periodic interim on-site reviews, conducts ongoing off-site monitoring and supervisory reviews, and requires the FHLBanks to submit monthly information regarding their financial condition and results of operations.
The Finance Board is comprised of a five-member board. Four board members are appointed by the President of the United States, with the advice and consent of the Senate, to serve seven-year terms, and the President designates one of those appointees as Chairman. The fifth member of the board is the Secretary of the Department of Housing and Urban Development, or the Secretary’s designee. The Finance Board is funded entirely by assessments from the 12 FHLBanks; no tax dollars or other appropriations support the operations of the Finance Board or the FHLBanks. The Finance Board assessments are shared by the FHLBanks on a pro rata basis based on a percentage that is derived by dividing each FHLBank’s total outstanding capital stock as of August 31 of each year by the total outstanding capital stock of all FHLBanks as of that date.
The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price. The FHLB Act also authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. Since 1977, the U. S. Department of the Treasury has not owned any consolidated obligations under this authority. The U.S. Department of the Treasury receives the Finance Board’s annual report to the United States Congress (“Congress”), weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
In accordance with the FHLB Act, the Bank’s Board of Directors is comprised of a combination of directors elected by the Bank’s member institutions and directors appointed by the Finance Board. No members of the Bank’s management may serve as directors of a FHLBank. The Bank’s Board of Directors currently includes 11 elected/elective directors (one of whom was appointed by the Bank’s Board of Directors to fulfill the unexpired term of an elected director) and 3 appointed directors. Five appointive directorships are currently vacant. For additional information regarding the Bank’s Board of Directors, see Item 10 – Directors, Executive Officers and Corporate Governance.
The Bank’s Board of Directors has an Audit Committee, which is currently comprised of six directors, two of whom are appointed directors and four of whom are elected directors. The Audit Committee oversees the Bank’s financial reporting processes; reviews compliance with laws, regulations, policies and procedures; and evaluates the adequacy of administrative, operating, and internal accounting controls. All Audit Committee members are independent, as defined by the Finance Board; however, the elected directors serving on the committee do not meet the SEC’s criteria for independence as a result of their affiliation with members of the Bank (for more information regarding director independence, see Item 13 – Certain Relationships and Related Transactions, and Director Independence). The Bank also has an internal audit department that independently assesses the effectiveness of internal controls and recommends possible improvements thereto. The Bank’s Director of Internal Audit reports directly to the Audit Committee.
An independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The FHLBanks, the Finance Board, and Congress all receive the audit reports. The Bank must submit annual management reports to Congress, the President of the United

States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent auditor on the financial statements. The Comptroller General has authority under the FHLB Act to audit or examine the Finance Board and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLB Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of the Bank.
Over the last few years, both chambers of Congress have considered legislative proposals that would modify the structure of the regulatory oversight of the housing GSEs, including the FHLBanks. In October 2005, the House of Representatives passed the Federal Housing Finance Reform Act of 2005. In July of that same year, the Senate Banking Committee passed the Federal Housing Enterprise Regulatory Reform Act of 2005; however, no action was taken by the full Senate on the bill before the adjournment of the 109th Congress in December 2006. Thus far in the 110th Congress, the House Financial Services Committee Chairman has introduced the Federal Housing Finance Reform Act of 2007, which is very similar to the legislation passed by the House of Representatives in 2005 as it applies to the FHLBanks. Through the date of this report, there has been no formal action by the Senate Banking Committee in 2007 on GSE regulatory reform legislation. Although it does not appear that the current legislative proposals would alter the charter of the FHLBanks, the content of any legislation that might be enacted into law cannot be predicted at this time. Since neither the timing nor outcome of the legislative debate, nor the structure for a new regulatory body that might be created, is known at this time, the impact on the Bank’s operations, if any, cannot be determined.
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was enacted on July 30, 2002. The Sarbanes-Oxley Act and the related implementing regulations promulgated by the SEC include measures that impact financial reporting, disclosure controls, conflicts of interest, corporate ethics, oversight of the accounting profession, and composition of boards of directors. While most of the provisions of the Sarbanes-Oxley Act already apply to the Bank, it has not yet had to comply with the internal control reporting requirements mandated by Section 404. As a non-accelerated filer, the Bank is not required to provide management’s report on internal control over financial reporting until it files its Annual Report on Form 10-K for the year ending December 31, 2007. Further, the Bank is not required to have its independent registered public accounting firm issue an attestation report until it files its Annual Report on Form 10-K for the year ending December 31, 2008. At its option, the Bank can elect to have its independent auditor issue an attestation report as of December 31, 2007.
Employees
As of December 31, 2006, the Bank employed 168 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
Taxation
Although the Bank is exempt from all Federal, State, and local taxation (except for real property taxes), all FHLBanks are obligated to make contributions to the Resolution Funding Corporation (“REFCORP”) in the amount of 20 percent of their net earnings (after deducting the AHP assessment). REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) solely for the purpose of issuing $30 billion of long-term bonds to provide funds for the resolution of insolvent thrift institutions. The FHLBanks were initially required to contribute approximately $2.5 billion to defease the principal repayments of those bonds in 2030, and thereafter to contribute $300 million per year toward the interest payments on those bonds.
As part of the GLB Act of 1999, the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual net earnings before charges for REFCORP (but after expenses for AHP). The FHLBanks will have this obligation until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each

FHLBank to REFCORP will be fully satisfied. As specified in the Finance Board regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. Because the FHLBanks’ recent REFCORP payments have exceeded $300 million per year, those extra payments have defeased $3 million of the $75 million benchmark payment due on July 15, 2015 and all scheduled payments thereafter. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. Cumulative amounts to be paid by the Bank to REFCORP cannot be determined at this time because the amount is dependent upon the future earnings of each FHLBank and interest rates.
In addition, the FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10 percent of their current year’s income before charges for AHP and before declaring any dividend payments (but after expenses for REFCORP). Interest expense on capital stock that is classified as a liability (i.e., mandatorily redeemable capital stock) is added back to income for purposes of computing the Bank’s AHP assessment. The Bank’s AHP funds are made available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.
The combined assessments for REFCORP and AHP are the equivalent of a minimum 26.5 percent effective income tax rate for the Bank. This rate is increased by the impact of non-deductible interest on mandatorily redeemable capital stock.
Business Strategy and Outlook
The Bank maintains a Strategic Business Plan that provides the framework for its future business direction. The goals and strategies for the Bank’s major business activities are encompassed in this plan, which is updated and approved by the Board of Directors at least annually and at any other time that revisions are deemed necessary.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. Under this model, the Bank’s net income (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) is expected to rise and fall with the general level of market interest rates, particularly short-term money market rates. Under that scenario, the Bank’s return on average capital stock (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) is expected to continue to track changes in the federal funds rate.
In addition to changes in the general economic and business environment, developments that are expected to have an impact on the extent to which the Bank’s return on average capital stock (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) exceeds the federal funds rate benchmark include the future cost of the Bank’s long-term debt relative to the LIBOR index, the availability of interest rate exchange agreements at competitive prices, whether the Bank’s larger borrowers continue to be members of the Bank and whether they maintain or increase their borrowing activity, and the extent to which the Bank’s smaller and mid-sized members continue to increase their utilization of Bank advances.
The Bank believes that there remains potential for advances growth from among its CFIs and other small and intermediate-sized institutions. There remains uncertainty about whether the Bank’s future membership base will continue to include larger institutions that will borrow in sufficient quantity to provide economies of scale that will sustain the current economics of the Bank’s business model.
In light of these factors, and in order to become a more valuable resource to its members, the Bank intends to continue to evaluate opportunities to diversify its product offerings and its income stream. In particular, the Bank intends to expand the services that it can provide electronically through the secure electronic delivery channel currently used extensively by members to execute advances, initiate wire transfers, provide securities safekeeping instructions, and obtain a wide variety of reports and information about their business relationship with the Bank. The Bank is, however, limited by the FHLB Act and Finance Board regulations as to the products and services that it can offer to its members. The FHLB Act and Finance Board regulations also govern many of the terms of the products and services that the Bank offers to its members. Therefore, the Bank will have to assess any potential new products or services offerings in light of these restrictions.
ITEM 1A. RISK FACTORS
Our profitability is vulnerable to interest rate fluctuations.
We are subject to significant risks from changes in interest rates because most of our assets and liabilities are financial in nature. Our profitability depends primarily on our net interest income and changes in the fair value of interest rate derivatives and certain other assets and liabilities. Changes in interest rates can impact our net interest income as well as the valuation of our derivatives, assets and liabilities. Changes in overall market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices, can affect the interest rates received on our interest-earning assets differently than those paid on our interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, which would result in a decrease in our net interest spread, or a net decrease in earnings related to the relationship between changes in fair value for our derivatives and changes in fair value for those assets and liabilities that are carried at fair value.
Our profitability and the market value of our equity may be adversely affected if we are not successful in managing our interest rate risk.
Like most financial institutions, our results of operations and the market value of our equity are significantly affected by our ability to manage interest rate risks. We use a number of measures to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include advances volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, and others. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to continue to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
Exposure to credit risk could have a negative impact on our income and financial performance.
We are subject to credit risk from advances to and letters of credit issued or confirmed on behalf of members, from MPF loans held in portfolio, from our secured and unsecured investment portfolio and from derivative contracts. Severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy or other events that could have a negative impact on the capital markets as a whole could lead to member or counterparty defaults or losses on our investments and/or MPF loans held in portfolio that could have a negative impact on our income and financial performance.
An economic downturn or natural disaster, especially one affecting our region, could adversely affect our profitability or financial condition.
If prevailing regional or national economic conditions are unfavorable, our business may be adversely impacted. Economic recession over a prolonged period or other economic factors in our region could have a material adverse impact on the demand for our products and services and the value of our advances, investments and MPF loans held in portfolio. Portions of our district are also subject to risks from hurricanes, tornadoes, floods and other natural disasters. Such natural disasters may damage or dislocate our members’ facilities, may damage or destroy collateral pledged to secure advances, may adversely affect the livelihood of MPF borrowers or our members' customers or otherwise cause significant economic dislocation in the affected areas.

We face competition for loan demand, which could adversely affect earnings.
Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may provide more favorable terms than we do on our advances, including more flexible credit or collateral standards.
The availability to our members of alternative funding sources that are more attractive than those funding products offered by us may significantly decrease the demand for our advances. Any change made by us in the pricing of our advances in an effort to compete effectively with these competitive funding sources may decrease the profitability on advances. A decrease in the demand for advances or a decrease in our profitability on advances would negatively affect our financial condition and results of operations. Lower earnings may result in lower dividend yields to members.
Loss of large members or borrowers could result in lower investment returns and higher borrowing rates for remaining members.
One or more large members or large borrowers could withdraw their membership or decrease their business levels as a result of a consolidation with an institution that is not one of our members, or for other reasons, which could lead to a significant decrease in our total assets and capital. For instance, in February 2001, Washington Mutual Bank, a California-chartered thrift institution, acquired Bank United, which was then our largest shareholder and borrower accounting for approximately 25 percent of our then outstanding advances, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances, but Washington Mutual Bank cannot borrow any additional amounts or replace the current advances when they mature. Outstanding advances to Washington Mutual Bank were $3.5 billion at December 31, 2006, which constituted approximately 8.5 percent of our outstanding advances as of that date. Their remaining advances mature in 2007 and 2008.
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
On October 1, 2006, Wachovia Corporation (NYSE:WB) acquired Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), our largest borrower and shareholder as of December 31, 2006. Outstanding advances to World Savings were $11.8 billion at December 31, 2006, which represented 28.6 percent of our total outstanding advances as of that date. Since the acquisition, World Savings has maintained an active relationship with us; however, it is possible that Wachovia Corporation (domiciled in the Fourth District of the FHLBank System) could terminate World Savings’ Ninth District charter in the future.
The loss of World Savings, or one or more other large borrowers that represent a significant proportion of our business, might, depending on the magnitude of the impact, cause us to lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions. The magnitude of the impact would depend, in part, on our size and profitability at the time such institution repays its advances to us.
Changes in the terms of our access to the capital markets may adversely affect our ability to continue to issue consolidated obligations on favorable terms.
We currently have the highest credit rating from Moody’s and S&P, and the COs issued by the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. However, as of February 28, 2007, S&P had assigned two FHLBanks a negative outlook and lowered its long-term counterparty credit rating on two FHLBanks from AAA/A-1+

to AA+/A-1+. Since these ratings are subject to revision or withdrawal at any time by the rating agencies, neither we nor other FHLBanks, individually or collectively, can be assured of maintaining our current credit ratings. While the credit ratings of the FHLBanks’ COs have not been affected by the ratings actions discussed above, additional similar ratings actions or negative guidance may adversely affect our cost of funds and ability to issue COs on favorable terms, which could negatively affect our financial condition and results of operations.
Similarly, negative news about us, the other FHLBanks, or other GSEs could create pressure on debt pricing, as investors may perceive their investments to bear increased risk. Accordingly, we could be required to pay a higher rate of interest on COs to make them attractive to investors.
Changes in overall credit conditions and competition for funding may adversely affect our cost of funds.
The cost of our COs depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. A decline in overall investor demand could adversely affect our ability to issue COs on favorable terms. Investor demand is influenced by many factors including perceived changes in general economic conditions, changes in investors’ risk tolerances, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets.
We compete with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the global debt markets. Increases in the supply of competing debt products may, in the absence of increase demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely impact our cost of funds, which could negatively affect our financial condition and results of operations.
Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of highly rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. If such changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to effectively manage our interest rate risk, which could adversely affect our financial condition and results of operations.
An interruption in our access to the capital markets would limit our ability to obtain funds.
We carry out our business and fulfill our public purpose primarily by acting as an intermediary between our members and the capital markets. Certain events, such as the one that occurred on September 11, 2001 or a natural disaster, could limit or prevent us from accessing the capital markets in order to issue COs for some period of time. An event that precludes us from accessing the capital markets may also limit our ability to enter into transactions to obtain funds from other sources. External forces are difficult to predict or prevent, but can have a significant impact on our ability to manage our financial needs.
A failure or interruption in our information systems or other technology may adversely affect our ability to conduct and manage our business effectively.
We rely heavily upon information systems and other technology to conduct and manage our business and deliver a very large portion of our services to members on an automated basis. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our hedging and advances activities. We can make no assurance that we will be able to prevent or timely and adequately address any such failure or interruption. Any failure or interruption could significantly harm our customer relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.
Lack of a public market and restrictions on transferring our stock could result in an illiquid investment for the holder.
Under the GLB Act, Finance Board regulations and our capital plan, our stock may be redeemed upon the expiration of a five-year redemption period following a redemption request. Only stock in excess of a member’s minimum investment requirement, stock held by a member that has submitted a notice to withdraw from membership, or stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess stock of a member at any time at our sole discretion.
However, there is no guarantee that a member will be able to redeem its investment even at the end of the redemption period. If the redemption or repurchase of the stock would cause us to fail to meet our minimum capital requirements, then the redemption or repurchase is prohibited by Finance Board regulations and our capital plan. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption notice if the redemption would cause the member to fail to maintain its minimum investment requirement. Moreover, since our stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its stock to another member, there can be no assurance that a member would be allowed to sell or transfer any excess stock to another member at any point in time.
We may also suspend the redemption of stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Board for redemptions or repurchases would be required if the Finance Board or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, there can be no assurance that the Finance Board would grant such approval or, if it did, upon what terms it might do so. Redemption and repurchase of our stock would also be prohibited if the principal and interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.
Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our stock that is held by a member. Since there is no public market for our stock and transfers require our approval, there can be no assurance that a member’s purchase of our stock would not effectively become an illiquid investment.
Failure by a member to comply with our minimum investment requirement could result in substantial penalties to that member and could cause us to fail to meet our capital requirements.
Members must comply with our minimum investment requirement at all times. Our Board of Directors may increase the members’ minimum investment requirement within certain ranges specified in our capital plan. The minimum investment requirement may also be increased pursuant to an amendment to the capital plan, which would have to be adopted by our Board of Directors and approved by the Finance Board. We would provide members with 30 days’ notice prior to the effective date of any increase in their minimum investment requirement. Under the capital plan, members are required to purchase an additional amount of our stock as necessary to comply with any new requirements or, alternatively, they may reduce their outstanding advances activity (subject to any prepayment fees applicable to the reduction in activity) on or prior to the effective date of the increase. To facilitate the purchase of additional stock to satisfy an increase in the minimum investment requirement, the capital plan authorizes us to issue stock in the name of the member and to correspondingly debit the member’s demand deposit account maintained with us.
The GLB Act requires members to “comply promptly” with any increase in the minimum investment requirement to ensure that we continue to satisfy our minimum capital requirements. However, the Finance Board, which has the authority to interpret the GLB Act, has stated that it does not believe this provision provides the FHLBanks with an unlimited call on the assets of their members. According to the Finance Board, it is not clear whether we or the Finance Board would have the legal authority to compel a member to invest additional amounts in our capital stock.
Thus, while the GLB Act and our capital plan contemplate that members would be required to purchase whatever amounts of stock are necessary to ensure that we continue to satisfy our capital requirements, and while we may seek to enforce this aspect of the capital plan which has been approved by the Finance Board, our ability ultimately to compel a member, either through automatic deductions from a member’s demand deposit account or otherwise, to purchase an additional amount of our stock is not free from doubt.
Nevertheless, even if a member could not be compelled to make additional stock purchases, the failure by a member to comply with the stock purchase requirements of our capital plan could subject it to substantial penalties, including the possible termination of its membership. In the event of termination for this reason, we may call any outstanding advances to the member prior to their maturity and the member would be subject to any fees applicable to the prepayment.
Furthermore, if our members fail to comply with the minimum investment requirement, we may not be able to satisfy our capital requirements, which could adversely affect our operations and financial condition.
Finance Board authority to approve changes to our capital plan and to impose other restrictions and limitations on us and our capital management may adversely affect members.
Under Finance Board regulations and our capital plan, amendments to the capital plan must be approved by the Finance Board. However, amendments to our capital plan are not subject to member consent or approval. While amendments to our capital plan must be consistent with the FHLB Act and Finance Board regulations, it is possible that they could result in changes to the capital plan that could adversely affect the rights and obligations of members.
Moreover, the Finance Board has significant supervisory authority over us and may impose various limitations and restrictions on us, our operations, and our capital management as it deems appropriate to ensure our safety and soundness, and the safety and soundness of the FHLBank System. Among other things, the Finance Board may impose higher capital requirements on us, and may suspend or otherwise limit stock repurchases, redemptions and dividends.
Regulatory limitations on our ability to pay dividends could result in lower investment returns for members.
Under Finance Board regulations, we may pay dividends on our stock only out of previously retained earnings or current net earnings. However, if we are not in compliance with our minimum capital requirements or if the payment of dividends would make us noncompliant, we are precluded from paying dividends. In addition, we may not declare or pay a dividend if the par value of our stock is impaired or is projected to become impaired after paying such dividend. Further, we may not declare or pay any dividends in the form of capital stock if our excess stock is greater than 1 percent of our total assets or, if after the issuance of such shares, our outstanding excess stock would be greater than 1 percent of our total assets. Payment of dividends would also be suspended if the principal and interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.
On March 15, 2006, the Finance Board published for comment a proposed regulation that would have established, if adopted in its proposed form, a minimum retained earnings requirement that we would have been required to achieve and maintain, which could have limited our ability to pay dividends. While the final rule adopted by the Finance Board on December 22, 2006 did not include the minimum retained earnings requirements that had been proposed, the Finance Board indicated in the final rule that it intends to address retained earnings in a later rulemaking. Accordingly, there can be no assurance that the Finance Board will not impose further limitations on our ability to pay dividends in the future.

The terms of any liquidation, merger or consolidation involving us may have an adverse impact on members’ investments in us.
Under the GLB Act, holders of Class B Stock own our retained earnings, if any. With respect to liquidation, our capital plan provides that, after payment of creditors, all Class B Stock will be redeemed at par, or pro rata if liquidation proceeds are insufficient to redeem all of the stock in full. Any remaining assets will be distributed to the shareholders in proportion to their stock holdings relative to the total outstanding Class B Stock.
Our capital plan also provides that its provisions governing liquidation are subject to the Finance Board’s statutory authority to prescribe regulations or orders governing liquidations of a FHLBank, and that consolidations and mergers may be subject to any lawful order of the Finance Board. We cannot predict how the Finance Board might exercise its authority with respect to liquidations or reorganizations or whether any actions taken by the Finance Board in this regard would be inconsistent with the provisions of our capital plan or the rights of holders of our Class B Stock. Consequently, there can be no assurance that any liquidation, merger or consolidation involving us will be consummated on terms that do not adversely affect our members’ investment in us.
Our joint and several liability for all consolidated obligations may adversely impact our earnings, our ability to pay dividends, and our ability to redeem or repurchase capital stock.
Under the FHLB Act and Finance Board regulations, we are jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance regardless of whether we receive all or any portion of the proceeds from any particular issuance of COs.
If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Board may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Board may determine. In addition, the Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, we could incur significant liability beyond our primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could negatively affect our financial condition and results of operations.
Further, the FHLBanks may not pay any dividends to members nor redeem or repurchase any shares of stock unless the principal and interest due on all consolidated obligations has been paid in full. Accordingly, although no FHLBank has ever defaulted on or been unable to fulfill its obligation to make any scheduled principal or interest payment on any consolidated obligation, our ability to pay dividends or to redeem or repurchase stock could be affected not only by our own financial condition but also by the financial condition of one or more of the other FHLBanks.
Changes in the regulatory environment could negatively impact our operations and financial results and condition.
The United States Congress and/or the Finance Board may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. As discussed in Item 1 – Business, for instance, legislation related to restructuring the regulatory oversight of the housing GSEs (including the FHLBanks) is currently under consideration in Congress. The nature and results of any changes that might be enacted are extremely difficult to predict.
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including changes to their interpretations or applications by the Finance Board or as the result of judicial reviews that modify the present regulatory environment. Further, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Bank owns a 159,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 72,000 square feet of space in this building.
The Bank also maintains leased off-site business resumption and storage facilities comprising approximately 18,000 and 5,000 square feet of space, respectively.
ITEM 3. LEGAL PROCEEDINGS
The Bank is not a party to any material pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 17, 2006, the Bank completed its director election process for directorships commencing on January 1, 2007. This process took place in accordance with the rules governing the election of Federal Home Loan Bank directors as specified in the FHLB Act, as amended, and the related regulations of the Finance Board. For a description of the Bank’s director election process, see Item 10 – Directors, Executive Officers and Corporate Governance.
For the elective directorships commencing on January 1, 2007, there were 11 nominees for two elective directorships representing the state of Texas, two nominees for one elective directorship representing the state of Arkansas, and one nominee for one elective directorship representing the state of Louisiana. With one nominee for the elective directorship representing the state of Louisiana, no election was held for that position. There were no open elective directorships for the states of Mississippi or New Mexico.
Two new directors, Tyson T. Abston and H. Gary Blankenship, each representing the state of Texas, were elected to serve on the Bank’s Board of Directors. In addition, Charles G. Morgan, Jr. and Anthony S. Sciortino were re-elected to the Bank’s Board of Directors to represent the states of Arkansas and Louisiana, respectively. Each of these directors was elected to serve a three-year term that will expire on December 31, 2009. The election of these directors was reported under Item 5.02 of the Bank’s Current Report on Form 8-K dated November 15, 2006 and filed with the Commission on November 21, 2006.
There were 471 member institutions in Texas that were eligible to vote, of which 185 institutions cast a total of 2,647,357 votes. In Arkansas, there were 137 member institutions eligible to vote, of which 77 institutions cast a total of 420,871 votes. Member institutions may only cast votes for a nominee or abstain from voting and may not cast votes against a nominee or indicate that they are withholding votes from a nominee.
The results of the election, by state, were as follows:

		Number of
	Member	Votes
Nominee	Institution	Received
Arkansas

Charles G. Morgan, Jr.	Pine Bluff National Bank	329,249
President and Chief Executive Officer	Pine Bluff, AR

Stephen C. Davis	Riverside Bank	91,622
Chief Executive Officer, Director and Chief	Sparkman, AR
Financial Officer

Texas

Tyson T. Abston	Guaranty Bond Bank	474,866
President and Chief Executive Officer	Mount Pleasant, TX

H. Gary Blankenship	Bank of the West	421,871
Chairman and Chief Executive Officer	Irving, TX

Anthony J. Nocella	Franklin Bank	402,608
Chairman, Chief Executive Officer and President	Houston, TX

Kert Moore	Town North National Bank	269,857
Chief Financial Officer	Dallas, TX

Mays Davenport	LegacyTexas Bank	232,730
Executive Vice President	Plano, TX

Larry Johnson	First Bank & Trust of Childress	166,731
President	Childress, TX

Peter Fisher	Prosperity Bank	166,495
Vice Chairman and General Counsel	El Campo, TX

Lynn Krauss	Texas National Bank	162,861
Director	Tomball, TX

Michaux Nash, Jr.	Dallas National Bank	142,469
Chairman, Chief Executive Officer and	Dallas, TX
President

Ellen Messick	Mobiloil Federal Credit Union	135,386
Vice President	Beaumont, TX

Steve Holt	State Bank of Texas	71,483
Executive Vice President and	Dallas, TX
Chief Operating Officer
Information regarding the Bank’s other directors whose terms of office continued after the election process is provided in Item 10 – Directors, Executive Officers and Corporate Governance.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock is owned by its members or, in some cases, by non-member institutions that have acquired stock by virtue of acquiring a member institution or former members that retain capital stock to support advances or other activity that remains outstanding. All of the Bank’s shareholders are financial institutions; no individual owns any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such a transfer could occur only upon approval of the Bank and then only at par value. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 28, 2007, the Bank had 900 shareholders and 22,484,268 shares of capital stock outstanding.
Subject to Finance Board directives, the Bank is permitted by statute and regulation to pay dividends on members’ capital stock only from previously retained earnings or current net earnings. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors. Shares of Class B stock issued as dividend payments have the same rights, obligations, and restrictions as all other shares of Class B stock, including rights, privileges, and restrictions related to the repurchase and redemption of Class B stock. To the extent such shares represent excess stock, they may be repurchased or redeemed by the Bank in accordance with the provisions of the Bank’s capital plan.
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. The Bank has also had a long-standing practice of benchmarking the dividend rate that it pays on its capital stock to the average effective federal funds rate. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Through the second quarter of 2006, dividends were typically paid on the last business day of each quarter and were based upon the average capital stock held by each of the Bank’s shareholders during the period from the last dividend payment date (which was generally the last business day of the preceding quarter) through the date immediately preceding the last business day of the current quarter. Following this process, dividends were declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known.
On June 25, 2006, the Board of Directors approved a change to the Bank’s dividend declaration and payment process. Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process such that the Bank now declares and pays dividends only after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated. Since this change was made, the Bank has continued to pay dividends on the last business day of each quarter, but now bases those dividends on the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the preceding calendar quarter. The third quarter 2006 dividend, which was paid on September 29, 2006, was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. Similarly, the fourth quarter 2006 dividend, which was paid on December 29, 2006, was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the third quarter of 2006. The Bank intends to continue this pattern (including the timing of its dividend payments) in future periods.
On December 22, 2006, the Finance Board adopted a final rule requiring the FHLBanks to declare and pay dividends only out of known income. Under this rule, which became effective on January 29, 2007, the Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings, nor may it declare or pay a dividend if the par value of the Bank’s stock is impaired or is projected to become impaired after paying such dividend. In addition, the Bank may not declare or pay any dividends in the form of capital stock if its members’ holdings of excess stock are greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, members’ holdings of excess stock would be greater than 1 percent of the Bank’s total assets.

The Bank’s recently modified dividend declaration and payment process conforms with the timing provisions of the final rule. In addition, partly because the Bank has limited members’ accumulation of excess stock by periodically repurchasing a portion of shareholders’ excess stock, aggregate excess stock held by shareholders has been less than 1 percent of the Bank’s total assets throughout the period since the implementation of its capital plan. Therefore, the Bank does not currently expect that the excess stock limitations will impact its ability to pay dividends in the form of capital stock.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2006 and 2005. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2006		2005
		Annualized		Annualized
	Amount (1)	Rate (3)	Amount (2)	Rate (3)
First Quarter	$27,827	4.45%	$20,550	2.95%
Second Quarter	30,258	4.91	24,373	3.44
Third Quarter	30,258	4.91	28,342	3.93
Fourth Quarter	32,558	5.25	28,190	3.98

(1)	Amounts include (in thousands) $3,027, $2,727, $2,726 and $2,372 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(2)	Amounts include (in thousands) $2,350, $2,813, $3,234 and $3,247 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)	Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.
The Bank has a retained earnings policy that is designed to maintain retained earnings in an amount sufficient to protect the par value of members’ capital stock investments from potential economic losses and fluctuations in earnings caused by SFAS 133 accounting requirements or other factors. With certain exceptions, the Bank’s policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. Taking into consideration its current retained earnings policy target, as well as its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2007 at approximately 0 to 25 basis points above the average effective federal funds rate for the period from October 1, 2006 through September 30, 2007. For a discussion of the Bank’s current retained earnings policy target, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Bank’s Board of Directors recently declared a dividend in the form of capital stock for the first quarter of 2007 at an annualized rate of 5.25 percent (which equates to the average effective federal funds rate for the fourth quarter of 2006). The first quarter 2007 dividend, to be applied to average capital stock held during the period from October 1, 2006 through December 31, 2006, is payable on March 30, 2007.

Pursuant to the terms of an SEC no-action letter dated September 13, 2005, the Bank is exempt from the requirements to report: (1) sales of its equity securities under Item 701 of Regulation S-K and (2) repurchases of its equity securities under Item 703 of Regulation S-K.
ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2006		2005		2004		2003(4)		2002 (4)
Balance sheet (at year end)
Advances	$41,168,141		$46,456,958		$47,112,017		$40,595,327		$36,868,743
Investments (1)	13,428,864		17,161,270		15,808,508		16,060,275		15,589,454
Mortgage loans, net (10)	449,626		542,478		706,203		971,500		1,395,913
Total assets	55,650,458		64,852,010		64,612,350		58,416,909		55,166,371
Consolidated obligations — discount notes	8,225,787		11,219,806		7,085,710		11,627,075		12,872,681
Consolidated obligations — bonds	41,684,138		46,121,709		51,452,135		40,679,238		35,862,458
Total consolidated obligations(9)	49,909,925		57,341,515		58,537,845		52,306,313		48,735,139
Mandatorily redeemable capital stock(8)	159,567		319,335		327,121		—		—
Capital stock — putable	2,248,147		2,298,622		2,492,789		2,661,133		2,470,518
Retained earnings (accumulated deficit)	190,625		178,494		25,920		5,214		(49,057)
Dividends paid(8)	110,049		89,813		43,961		58,740		68,648

Income statement
Interest income	$2,889,202		$2,292,736		$1,300,067		$1,156,485		$1,332,585
Net interest income	216,292		222,559		220,776		210,246		222,136
Income (loss) before cumulative effect of change in accounting principle (10)	122,180		241,479		64,667		113,011		(50,276)
Net income (loss) (10)	122,180		242,387		64,667		113,011		(50,276)

Performance ratios(8)
Net interest margin(2)	0.37%		0.34%		0.36%		0.37%		0.46%
Return on average assets (10)	0.21		0.37		0.10		0.20		(0.10)
Return on average equity (10)	4.98		8.90		2.55		4.15		(2.01)
Return on average capital stock (5)(10)	5.42		9.66		2.73		4.31		(2.15)
Total average equity to average assets	4.29		4.20		4.10		4.87		5.02
Weighted average dividend rate (3)	4.88		3.58		1.86		2.24		2.93
Dividend payout ratio (6)	90.07		37.05		67.98		51.98		(136.54)

Ratio of earnings to fixed charges(11)	1.06	X	1.16	X	1.08	X	1.16	X	0.94	X

Average effective federal funds rate (7)	4.97%		3.22%		1.35%		1.13%		1.67%

(1)	Investments consist of federal funds sold and securities classified as held-to-maturity, available-for-sale and trading.

(2)	Net interest margin is net interest income as a percentage of average earning assets.

(3)	Weighted average dividend rates are dividends paid in cash and stock divided by average capital stock outstanding excluding mandatorily redeemable capital stock.

(4)	Certain amounts in 2003 and 2002 were reclassified to conform with the 2004, 2005 and 2006 presentation.

(5)	Return on average capital stock is derived by dividing net income (loss) by average capital stock balances excluding mandatorily redeemable capital stock.

(6)	Dividend payout ratio is computed by dividing dividends paid by net income (loss) for the year.

(7)	Rates obtained from the Federal Reserve Statistical Release.

(8)	The Bank adopted Statement of Financial Accounting Standards No. 150 (“SFAS 150”) as of January 1, 2004. In accordance with the provisions of that standard, $159.6 million, $319.3 million and $327.1 million of the Bank’s capital stock was classified as a liability (“mandatorily redeemable capital stock”) at December 31, 2006, 2005 and 2004, respectively. In addition, $13.0 million, $ 11.7 million and $6.6 million of dividends paid on mandatorily redeemable capital stock were recorded as interest expense during the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are excluded from dividends paid in those years. Due to the adoption of SFAS 150, the Bank’s performance ratios for the years ended December 31, 2006, 2005 and 2004 are not comparable to prior years.

(9)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2006, 2005, 2004, 2003 and 2002, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $952 billion, $937 billion, $869 billion, $760 billion and $681 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $50.2 billion, $57.8 billion, $58.7 billion, $52.3 billion and $48.2 billion, respectively.

(10)	Effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of premiums and discounts on mortgage loans from the retrospective method to the contractual method under Statement of Financial Accounting Standards No. 91. This change resulted in a $1.2 million cumulative increase in the balance of mortgage loans at that date. Net of assessments, the cumulative effect of this change in accounting principle increased 2005 earnings by $908,000.

(11)	The deficit in earnings to fixed charges for the year ended December 31, 2002 totaled $68.4 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 beginning on page F-1 of this Annual Report on Form 10-K.
Forward-Looking Information
This annual report contains forward-looking statements that reflect current beliefs and expectations of the Bank about its future results, performance, liquidity, financial condition, prospects and opportunities. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “will,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, potentially adverse changes in interest rates, adverse changes in the Bank’s access to the capital markets, material adverse changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a GSE, or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means, or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A – Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank is one of 12 district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Finance Board, an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance, a joint office of the FHLBanks. The Finance Board ensures that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the Federal Home Loan Bank System). The Bank’s primary business is lending low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-guaranteed and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. The Bank balances the financial rewards to shareholders by paying a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.

The Bank’s capital stock is not publicly traded and can only be held by members of the Bank, or by non-member institutions that acquire stock by virtue of acquiring member institutions and former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must purchase stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred (with the prior approval of the Bank) only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks (see Item 1 – Business). Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks, and are publicly traded in the over-the-counter market. The Bank records on its balance sheet only those consolidated obligations for which it is the primary obligor. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States Government and the United States Government does not guarantee them. Consolidated obligations are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, which are the highest ratings available from these NRSROs. These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Shareholders, bondholders and prospective members should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently. Historically, the FHLBanks’ GSE status and highest available credit ratings have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members provide other funds to the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit issued by the FHLBank. As of February 28, 2007, Moody’s had assigned a deposit rating of Aaa/P-1 to each individual FHLBank and no FHLBanks were on its Watchlist (which would indicate that ratings were under review for possible change). At that same date, S&P had assigned long-term counterparty credit ratings of AAA/A-1+ to 10 of the FHLBanks (including the Bank) and AA+/A-1+ to two FHLBanks. In addition, S&P had assigned negative outlooks to one FHLBank rated AAA/A-1+ and one FHLBank rated AA+/A-1+. On September 21, 2006, S&P revised its outlook on the Bank from negative to stable. In taking this action, S&P cited the positive resolution of the Bank’s accounting restatements and continued stable performance from its low risk strategy. The Bank’s outlook had been revised from stable to negative in August 2005 in response to the Bank’s announcement on August 22, 2005 that it would restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 and that it had sold approximately $1.2 billion (par value) of investment securities. For additional information regarding the Bank’s accounting restatements, see the Bank’s Amended Registration Statement on Form 10 filed with the SEC on April 14, 2006 (the “Amended Form 10”).
Currently, one FHLBank is operating under a written agreement with the Finance Board that addresses what the agency described as “certain shortcomings” in various of its practices. The written agreement is available on the Finance Board’s web site at www.fhfb.gov.
Neither the ratings actions or the written agreement described above, nor the events or developments at the affected FHLBanks that precipitated those actions, have had or are expected to have an impact on the FHLBanks’ ability to issue debt in the financial markets, nor have they raised or are they expected to raise concerns regarding potential losses under the Bank’s joint and several liability. Therefore, while there can be no assurances about the future, based on the information available at this time, the Bank has no reason to believe that these developments will have a material impact on the Bank’s financial condition or liquidity in the foreseeable future.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, caps and floors. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting

Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group (hereinafter collectively referred to as “SFAS 133”). For a discussion of SFAS 133, see the sections below entitled “Financial Condition — Derivatives and Hedging Activities” and “Critical Accounting Policies and Estimates.”
The Bank’s earnings, exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133, are generated almost entirely from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including net interest payments on interest rate exchange agreements that hedge identifiable portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value basis adjustments required by SFAS 133), the spread component of its interest income is much smaller than a typical commercial bank, and a much larger portion of its net interest income is derived from the investment of its capital. Because the Bank’s interest rate risk profile is typically fairly neutral, which means that its capital is effectively invested in shorter-term assets, the Bank’s earnings and returns on capital (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. As a result, the Bank’s profitability objective has been to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings targets and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the average effective federal funds rate, the Bank’s return on capital stock and the Bank’s dividend payment rate for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Return on capital stock	5.42%	9.66%	2.73%
Average effective federal funds rate	4.97%	3.22%	1.35%
Weighted average dividend rate	4.88%	3.58%	1.86%
Reference average effective federal funds rate (reference rate)	4.88%	3.22%	1.35%
Dividend spread over reference rate	—	0.36%	0.51%
For a discussion of the Bank’s annual returns on capital stock and the reasons for the variability in those returns from year to year, see the section below entitled “Results of Operations.”
Effective with the third quarter 2006 dividend, which was paid on September 29, 2006, the Bank changed its dividend declaration and payment process such that quarterly dividends are now based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the year ended December 31, 2006, the reference average effective federal funds rate was computed by including the average effective federal funds rate for the first quarter of 2006 once, the average effective federal funds rate for the second quarter of 2006 twice and the average effective federal funds rate for the third quarter of 2006 once. For the years ended December 31, 2005 and 2004, the reference average effective federal funds rate is equal to the average effective federal funds rate for those years. For additional discussion regarding the modifications to the Bank’s dividend declaration and payment process, see the section entitled “Financial Condition — Retained Earnings and Dividends.”
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.
Financial Condition
The following table provides selected period-end balances as of December 31, 2006 and 2005, as well as selected average balances for the years ended December 31, 2006 and 2005. In addition, the table provides the percentage increase or decrease in each of these balances from year-to-year. As shown in the table, the Bank’s total assets decreased by 14.2 percent (or $9.2 billion) during the year ended December 31, 2006 after growing by 0.4 percent (or $0.2 billion) during the year ended December 31, 2005. The decrease in total assets during the year ended December 31, 2006 was primarily attributable to a $5.3 billion decline in advances, a $2.4 billion decline in the Bank’s short-term investments and a $1.3 billion decline in long-term investments. As the Bank’s assets decreased, the funding for those assets also declined. During the year ended December 31, 2006, total consolidated obligations decreased by $7.4 billion; consolidated obligation bonds and discount notes declined by $4.4 billion and $3.0 billion, respectively.
During the year ended December 31, 2005, total assets increased due primarily to a $5.2 billion increase in the Bank’s short-term investments, which was partially offset by the sale of $4.1 billion (par value) of available-for-sale securities. The increase in short-term investments was due in large part to the investment of the proceeds from the sale of the available-for-sale securities.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31,
	2006		2005		2004
		Percentage		Percentage
		Increase		Increase
	Balance	(Decrease)	Balance	(Decrease)	Balance
Advances	$41,168	(11.4)%	$46,457	(1.4)%	$47,112
Short-term investments (federal funds sold)	5,495	(30.4)	7,896	194.6	2,680
Long-term investments (1)	7,934	(14.4)	9,265	(29.4)	13,129
Mortgage loans, net	450	(17.0)	542	(23.2)	706
Total assets	55,650	(14.2)	64,852	0.4	64,612
Consolidated obligations — bonds	41,684	(9.6)	46,122	(10.4)	51,452
Consolidated obligations — discount notes	8,226	(26.7)	11,220	58.3	7,086
Total consolidated obligations	49,910	(13.0)	57,342	(2.0)	58,538
Mandatorily redeemable capital stock	160	(49.8)	319	(2.4)	327
Capital stock	2,248	(2.2)	2,299	(7.8)	2,493
Retained earnings	191	7.3	178	584.6	26
Average total assets	57,172	(12.0)	64,933	5.1	61,760
Average capital stock	2,253	(10.2)	2,508	6.0	2,365
Average mandatorily redeemable capital stock	211	(35.3)	326	(10.9)	366

(1)	Includes securities classified as trading, available-for-sale and held-to-maturity.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2006, 2005 and 2004.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$13,747	33%	$14,361	31%	$15,593	33%
Thrift institutions	21,717	53	22,906	49	22,476	48
Credit unions	1,897	4	1,307	3	1,032	2
Insurance companies	215	1	213	1	237	1

Total member advances	37,576	91	38,787	84	39,338	84

Housing associates	9	—	49	—	11	—
Non-member borrowers	3,601	9	7,652	16	7,668	16

Total par value of advances	$41,186	100%	$46,488	100%	$47,017	100%

Total par value of advances outstanding to CFIs	$5,896	14%	$6,989	15%	$7,695	16%

At December 31, 2006, the carrying value of the Bank’s advances portfolio totaled $41.2 billion, compared to $46.5 billion and $47.1 billion at December 31, 2005 and 2004, respectively. The par value of advances outstanding at December 31, 2006, 2005 and 2004 was $41.2 billion, $46.5 billion and $47.0 billion, respectively.
The $5.3 billion decline in the par value of outstanding advances during 2006 was attributable in large part to the repayment of approximately $4.0 billion of advances by Washington Mutual Bank, as discussed below. The remainder was due primarily to lower balances of advances to the Bank’s small and mid-sized customers.
During 2005, advances to the Bank’s ten largest borrowers increased by approximately $1.0 billion; however, a net decrease in advances to other segments of the Bank’s membership resulted in a $0.5 billion decline in the par value of total advances outstanding at December 31, 2005.
At December 31, 2006, advances outstanding to the Bank’s ten largest borrowers totaled $28.7 billion, representing 69.5 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s ten largest borrowers as of December 31, 2006.

TEN LARGEST BORROWERS AS OF DECEMBER 31, 2006
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
World Savings Bank, FSB Texas	Houston	TX	$11,763	28.6%
Guaranty Bank	Austin	TX	5,076	12.3
Washington Mutual Bank	Henderson	NV	3,513	8.5
Franklin Bank, SSB	Austin	TX	2,309	5.6
Capital One, National Association *	New Orleans	LA	2,147	5.2
International Bank of Commerce	Laredo	TX	1,722	4.1
Southwest Corporate FCU	Plano	TX	826	2.0
Charter Bank	Santa Fe	NM	517	1.3
Southside Bank	Tyler	TX	451	1.1
BancorpSouth Bank	Tupelo	MS	336	0.8

			$28,660	69.5%

*	Previously known as Hibernia National Bank
As of December 31, 2005 and 2004, advances outstanding to the Bank’s ten largest borrowers comprised $32.2 billion (69.3 percent) and $31.2 billion (66.4 percent), respectively, of the total advances portfolio.
At December 31, 2006, the Bank’s third largest borrower was Washington Mutual Bank, a California-based institution with $3.5 billion of advances outstanding. On February 13, 2001, Washington Mutual Bank acquired Bank United, then the Bank’s largest shareholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances, the remainder of which mature during 2007 and 2008, and in so doing became a non-member borrower. Advances to non-member borrowers may not be renewed at maturity. The balance of Washington Mutual’s advances are scheduled to mature as follows: $901 million in the first quarter of 2007, $1.257 billion in the second quarter of 2007, $987 million in the third quarter of 2007 and $368 million in the third quarter of 2008.
A larger balance of advances helps provide a critical mass of advances and capital over which to spread the Bank’s overhead, which helps maintain dividends and relatively lower advance pricing. Therefore, the loss of Washington Mutual’s advances has had and is expected to continue to have a modestly negative impact on the Bank’s return on capital stock. A similar outcome would result in the event that one or more of the Bank’s other large borrowers repays its advances and ceases to be a member of the Bank. Two recently completed acquisitions could contribute to such an outcome.
In November 2005, Capital One Financial Corp. (domiciled in the Fourth District of the FHLBank System) acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s fifth largest borrower and fourth largest shareholder at December 31, 2006. Currently, the Bank is unable to predict whether, and for how long, Capital One, National Association will continue to maintain its Ninth District charter.
On October 1, 2006, Wachovia Corporation (NYSE:WB) acquired Golden West Financial Corporation (NYSE:GDW), the holding company for World Savings Bank, FSB Texas (World Savings), the Bank’s largest borrower and stockholder as of December 31, 2006. As indicated in the table above, World Savings had $11.8 billion of advances outstanding as of December 31, 2006, which represented 28.6 percent of the Bank’s total outstanding advances at that date. These advances are scheduled to mature between March 2007 and August 2011.
At the time that Wachovia Corporation acquired World Savings’ holding company, World Savings was borrowing from the Bank pursuant to an advances and security agreement that granted the Bank a “blanket lien” on certain categories of eligible collateral. Subsequent to the acquisition, World Savings entered into a new advances and security agreement with the Bank, under which World Savings is now on “specific collateral only status” and has granted to the Bank a security interest in specifically identified collateral only. For more detail on the “blanket lien” and “specific collateral only status,” see the section entitled “Products and Services – Advances” in Item 1 – Business. Since the acquisition, World Savings has maintained an active relationship with the Bank; however, it is possible that Wachovia Corporation (domiciled in the Fourth District of the FHLBank System) could terminate World Savings’ Ninth District charter in the future. While this is a possibility, the Bank has received no indication to date that this will occur.
In the event the Bank were to lose one or more large borrowers that represent a significant proportion of its business, it could, depending on the magnitude of the impact, lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of December 31, 2006 and 2005.
COMPOSITION OF ADVANCES
(Dollars in millions)

	December 31, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$11,801	28.7%	$10,515	22.6%
Maturity 1 month to 12 months	2,642	6.4	3,680	7.9
Maturity greater than 1 year	3,287	8.0	3,487	7.5
Fixed rate, amortizing	4,604	11.2	5,662	12.2
Fixed rate, putable	1,043	2.5	1,375	3.0

Total fixed rate advances	23,377	56.8	24,719	53.2
Floating rate advances
Maturity less than one month	160	0.4	837	1.8
Maturity 1 month to 12 months	4,741	11.5	6,641	14.3
Maturity greater than 1 year	12,908	31.3	14,291	30.7

Total floating rate advances	17,809	43.2	21,769	46.8

Total par value	$41,186	100.0%	$46,488	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank has not experienced any credit losses on advances since it was founded in 1932, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.

Investment Securities
At December 31, 2006 and 2005, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $5.5 billion and $7.9 billion, respectively. During the year ended December 31, 2006, the balance of the Bank’s short-term investments fluctuated in response to several factors including the level of maturing advances from time to time, changes in the Bank’s deposit balances, and changes in investment returns relative to the Bank’s funding costs. At December 31, 2006, the Bank’s long-term investment portfolio was comprised of approximately $7.7 billion of MBS and $0.2 billion of U.S. agency debentures. At December 31, 2005, the Bank’s long-term investment portfolio was comprised of $9.0 billion of MBS and $0.3 billion of U.S. agency debentures.
The Bank’s long-term investment portfolio includes securities that are classified for balance sheet purposes as either held-to-maturity, available-for-sale or trading as set forth in the following tables and as further described below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2006	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$87	$—	$—	$87	$87
Government-sponsored enterprises	—	51	—	51	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	87	93	—	180	87

MBS portfolio
U.S. government guaranteed obligations	44	—	—	44	44
Government-sponsored enterprises	5,163	433	22	5,618	5,186
Non-agency residential MBS	1,135	—	—	1,135	1,136
Non-agency commercial MBS	760	189	—	949	781

Total MBS	7,102	622	22	7,746	7,147

State or local housing agency debentures	6	—	—	6	6
Other	—	—	2	2	—

Total long-term investments	$7,195	$715	$24	$7,934	$7,240

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2005	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$165	$—	$—	$165	$164
Government-sponsored enterprises	—	88	—	88	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	36	—	36	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	165	131	—	296	164

MBS portfolio
U.S. government guaranteed obligations	61	—	—	61	61
Government-sponsored enterprises	5,575	643	44	6,262	5,589
Non-agency residential MBS	1,606	—	—	1,606	1,607
Non-agency commercial MBS	791	241	—	1,032	831

Total MBS	8,033	884	44	8,961	8,088

State or local housing agency debentures	7	—	—	7	7
Other	—	—	2	2	—

Total long-term investments	$8,205	$1,015	$46	$9,266	$8,259

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

At December 31, 2006 and 2005, the Bank’s portfolio of U.S. agency debentures included $42 million and $43 million, respectively, of FHLBank consolidated obligations, the primary obligors of which are other FHLBanks and for which the Bank is jointly and severally liable (see Item 1 - Business). From time to time, the Bank purchases such consolidated obligations in the secondary market when the returns available on these securities meet the Bank’s investment criteria. This occurs, albeit infrequently, when net returns in the secondary market for certain consolidated obligations issued by other FHLBanks, combined with offsetting interest rate swaps that convert the consolidated obligation coupons to LIBOR floating rates, exceed the net cost of newly issued consolidated obligations likewise converted to LIBOR floating rates with interest rate swaps. All of the Bank’s investments in these securities occurred in the mid to late 1990s when a significant amount of consolidated obligations were frequently made available for purchase in the secondary market. The Bank purchased some of those securities and simultaneously entered into interest rate swaps to convert the coupons to LIBOR floating rates.
The Bank’s current holdings of consolidated obligations issued by other FHLBanks include approximately $7 million of bonds with complex coupons swapped to an average yield of three-month LIBOR plus 8 basis points, and $35 million of a fixed rate, non-callable bond swapped to a yield of three-month LIBOR minus 5 basis points.
Finance Board regulations prohibit the direct placement of consolidated obligations with any FHLBank at issuance. A related regulatory interpretation issued by the Finance Board on March 30, 2005 clarifies that this prohibition applies equally to purchases of consolidated obligations directly from the Office of Finance or indirectly from an underwriter of FHLBank debt. All of the Bank’s purchases of consolidated obligations were made in the secondary market. The Bank has never purchased consolidated obligations issued by another FHLBank at issuance, either directly through the Office of Finance or indirectly from an underwriter of FHLBank debt. Therefore, this prohibition does not affect the Bank’s existing investments in FHLBank consolidated obligations. The Regulatory Interpretation also notes that investing in consolidated obligations is not a core mission activity for the FHLBanks as such activities are defined by the regulations. However, neither Finance Board regulations nor related guidance currently limit the amount of the Bank’s investments in consolidated obligations, and the regulations specifically exclude obligations of other FHLBanks from the limits that otherwise apply to unsecured extensions of credit to GSEs. Because investments in consolidated obligations are not a part of the Bank’s current investment strategy, the Bank does not believe that this regulatory interpretation will have a material impact on either its current or future investment activities.
At December 31, 2006, all of the Bank’s holdings of mortgage-backed securities retained the highest investment grade rating.
During the year ended December 31, 2006, the Bank acquired $575 million of long-term investments, all of which were capped LIBOR-indexed floating rate Collateralized Mortgage Obligations (“CMOs”) designated as held-to-maturity; during this same period, the proceeds from maturities of securities designated as held-to-maturity totaled approximately $1.6 billion. During the year ended December 31, 2005, the Bank acquired $2.7 billion of long-term investments, all of which were capped LIBOR-indexed floating rate CMOs designated as held-to-maturity; during this same year, the proceeds from maturities of securities designated as held-to-maturity totaled approximately $1.7 billion. In 2004, the Bank purchased $2.1 billion of capped LIBOR-indexed floating rate CMOs designated as held-to-maturity. During 2004, the proceeds from maturities of securities designated as held-to-maturity totaled approximately $1.9 billion. When purchasing securities to add to its investment portfolio, the Bank generally purchases floating rate CMOs and other floating rate MBS whose coupons are indexed to LIBOR because their coupons better match the coupons of the Bank’s debt after it is swapped to LIBOR.
During the third quarter of 2005, the Bank sold $4.1 billion (par value) of U.S. agency debentures classified as available-for-sale. Proceeds from these sales totaled $4.5 billion, resulting in net realized gains of $245.4 million. Prior to their sale, all of these available-for-sale securities had been hedged with fixed-for-floating interest rate swaps. Concurrent with the sales, the Bank terminated the associated interest rate swaps. Prior to termination, the losses associated with the interest rate swaps were already reflected in the Bank’s earnings; at the date of termination, these previously unrealized losses were realized. There were no sales of available-for-sale securities during 2006 or 2004.
As discussed more fully in its Amended Form 10, the Bank determined in August 2005 that it was necessary to restate certain of its previously issued financial statements to correct errors relating to the application of SFAS 133.

Among other corrections, the Bank reversed the periodic changes in fair value attributable to the hedged risk on $1.440 billion (par value) of available-for-sale securities (specifically, U.S. agency debentures) that had previously been recognized in earnings and recorded such changes in fair value in other comprehensive income. The gains that were reclassified from earnings to other comprehensive income through March 31, 2005 and the subsequent accounting for the related interest rate swaps as stand-alone derivatives caused the Bank’s retained earnings to be negative as of June 30, 2005. In order to restore the Bank’s retained earnings to a positive balance, the Bank sold substantially all of the then remaining subject available-for-sale securities ($1.2 billion par value) in August 2005. These transactions allowed the Bank to recognize in earnings the gains on the available-for-sale securities that had become trapped (i.e., recorded) in other comprehensive income as a result of the loss of hedge accounting. The sale of these securities produced a net realized gain of $195.5 million.
In September 2005, the Bank determined that it was economically advantageous to sell an additional $2.9 billion (par value) of available-for-sale securities which, at that time, represented a substantial portion of its then remaining U.S. agency debentures. These transactions produced a net realized gain of $49.9 million.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of December 31, 2006 and 2005.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	December 31, 2006		December 31, 2005
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$44	$44	$61	$61
Government-sponsored enterprises	5,157	5,156	5,567	5,566
AAA rated non-agency residential	1,135	1,135	1,606	1,606

Total floating rate CMOs	6,336	6,335	7,234	7,233

Interest rate swapped MBS(2)
AAA rated non-agency CMBS(3)	186	189	233	241
Government-sponsored enterprise DUS(4)	400	403	579	592
Government-sponsored enterprise CMOs	52	52	93	95

Total swapped MBS	638	644	905	928

Total floating rate MBS	6,974	6,979	8,139	8,161

Fixed rate MBS
Government-sponsored enterprises	7	7	9	9
AAA rated non-agency CMBS (5)	759	760	791	791

Total fixed rate MBS	766	767	800	800

Total MBS	$7,740	$7,746	$8,939	$8,961

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
The Bank may purchase mortgage-backed securities issued by a shareholder or an affiliate thereof. The Bank did not purchase any mortgage-backed securities issued by shareholders or their affiliates during the years ended December 31, 2006 or 2004. During the year ended December 31, 2005, the Bank purchased from a third party $283 million of mortgage-backed securities issued by an affiliate of Washington Mutual Bank, a non-member borrower/shareholder. At December 31, 2006 and 2005, the Bank held previously acquired mortgage-backed securities with par values of $26 million and $30 million, respectively, that were issued by one or more entities that are now part of Citigroup. An affiliate of Citigroup is a non-member shareholder of the Bank. In addition, at December 31, 2006 and 2005, the Bank held $133 million and $258 million (par values), respectively, of mortgage-backed securities issued by entities that are affiliated with Washington Mutual Bank. Decisions relating to the purchase of such securities are made independent of the issuer’s membership status or affiliation with the Bank.
While the MBS portfolio is dominated by floating rate securities that limit the Bank’s interest rate risk, all of the Bank’s floating rate CMOs ($6.3 billion par value) include caps that will limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the underlying mortgage loans would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2006, the effective interest rate caps (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.6 percent to 15.3 percent. The largest concentration of embedded effective caps ($5.1 billion) fell within the 6.6 to 7.5 percent range. Although LIBOR rates were approximately 125 basis points below the lowest effective interest rate cap embedded in the CMO floaters as of December 31, 2006, the Bank has offset a significant amount of this potential cap risk with $5.3 billion of interest rate caps with remaining maturities ranging from 7 months to 52 months as of December 31, 2006, and strike rates ranging from 6.75 percent to 8.0 percent. If interest rates rise above these strike rates, the Bank will be entitled to receive interest payments based upon the notional amounts of the interest rate cap agreements.
During the year ended December 31, 2006, the Bank entered into four stand-alone interest rate cap agreements with notional amounts totaling $2.5 billion. On February 21, 2006, the Bank entered into a $1.0 billion (notional) interest rate cap agreement. The premium paid for this cap was $4.1 million. The agreement has a strike rate of 7.0 percent and expires in February 2011. On April 19, 2006, the Bank entered into three additional interest rate cap agreements, each having a $500 million notional amount and a strike rate of 6.75 percent. The agreements expire in April 2009, April 2010 and April 2011, respectively. The premiums paid for these caps totaled $5.5 million.
During the year ended December 31, 2005, the Bank did not enter into any stand-alone interest rate cap agreements.
The Bank entered into five interest rate cap agreements during the year ended December 31, 2004. The premiums paid for these caps totaled $14.0 million. Those agreements have an aggregate notional amount of $1.2 billion and strike rates of 7.0 percent. The agreements expire on various dates in April and May 2009.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s stand-alone CMO-related interest rate cap agreements as of December 31, 2006.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Third quarter 2007	$500	8.00%
Second quarter 2008	1,000	8.00%
Second quarter 2009	500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%

	$5,250

As stand-alone derivatives, the changes in the fair values of the interest rate caps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the variable rate CMOs with embedded caps) and therefore can be and have been a source of considerable earnings volatility. See further discussion of the impact of these interest rate caps in the sections below entitled “Derivatives and Hedging Activities” and “Results of Operations – Other Income (Loss).”

The Bank generally holds all long-term investment securities until their contractual maturities. For interest rate risk management purposes, the Bank typically enters into interest rate exchange agreements in connection with the purchase of fixed rate investments in order to convert the fixed coupons to a floating rate. Because SFAS 133 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, the Bank has classified such securities as available-for-sale. Since the implementation of SFAS 133 on January 1, 2001, the Bank has not classified any new securities as trading, other than those associated with a grantor trust that was created in October 2004 to hold assets associated with the Bank’s deferred compensation plans. As of December 31, 2006, the carrying value of assets held in the trust (and classified as trading securities) totaled approximately $2.3 million.
Excluding those assets associated with the grantor trust described above, all of the securities that the Bank has classified as available-for-sale or trading are part of specific fair value hedges that were implemented with offsetting interest rate swaps. Under SFAS 133, qualifying hedging relationships related to the Bank’s available-for-sale securities receive fair value hedge accounting treatment, while hedging relationships related to the Bank’s trading securities do not receive fair value hedge accounting treatment.
In accordance with SFAS 133, for those hedged securities that have been designated as available-for-sale and that qualify as being in a SFAS 133 fair value hedging relationship, the gain or loss (that is, the change in fair value) attributable to changes in LIBOR (the designated benchmark interest rate) is recorded as an adjustment of the carrying amount of the hedged item (i.e., the available-for-sale security) and recognized currently in earnings. Because the Bank is hedging fair value risk attributable to changes in LIBOR, periodic changes in the fair value of these securities for purposes of SFAS 133 are calculated based solely upon changes in the interest rate swap curve. The change in fair value attributable to the risk being hedged is reported in the statement of income in “net gains (losses) on derivatives and hedging activities” together with the related change in fair value of the associated interest rate exchange agreement. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the change in fair value of the Bank’s available-for-sale securities that is unrelated to the hedged risk is reported in other comprehensive income/loss (OCI) as a net unrealized gain (loss) on available-for-sale securities in the Bank’s statement of capital. The change in fair value of the Bank’s available-for-sale securities reported in OCI is dependent upon changes in the value of the securities unrelated to changes in LIBOR (i.e., changes in credit spreads). For those hedged available-for-sale securities that do not qualify for hedge accounting under SFAS 133, the entire change in fair value of the securities (that is, the change in fair value attributable to changes in both credit spreads and interest rates) is reported in OCI.
The change in the Bank’s OCI was considerably less in 2006 than the changes in 2005 and 2004. The Bank believes that the activity in OCI will continue to be less volatile than it was in 2005 and 2004, due to the substantial reduction in the available-for-sale securities portfolio during August and September 2005 and, in particular, the disposition of substantially all securities for which hedge accounting was lost in connection with the Bank’s restatement. With the exception of $6.7 million in securities, all of the Bank’s remaining available-for-sale securities are in SFAS 133 hedging relationships as of December 31, 2006. To the extent these and any newly acquired securities remain in SFAS 133 hedging relationships, the activity in OCI will reflect changes in the fair values of the Bank’s available-for-sale securities attributable to changes in credit spreads, rather than changes in both credit spreads and interest rates as was the case in 2005 and 2004.
For those securities that have been designated as trading, the Bank records the entire change in their fair value in the statement of income through “net gains (losses) on trading securities” in accordance with the provisions of SFAS 115. In accordance with SFAS 133, the changes in the fair values of the interest rate exchange agreements associated with the trading securities are reported in the statement of income through “net gains (losses) on derivatives and hedging activities.” As a result, while not in a SFAS 133 hedging relationship, some offset does occur for the Bank’s trading securities and their associated (designated) derivatives by virtue of the accounting prescribed by both SFAS 115 and SFAS 133. While some of its securities are classified as trading, the Bank does not engage in active or speculative trading practices.
Finance Board regulations govern the Bank’s investments in unsecured money market instruments such as overnight and term federal funds, commercial paper and bank notes. Those regulations establish limits on the amount of unsecured credit that may be extended to borrowers or to affiliated groups of borrowers, and require the Bank to base its investment limits on a counterparty’s long-term credit rating.
Mortgage Loans Held for Portfolio
The Bank began offering the MPF Program to its members in 1998 as an additional method of promoting housing finance in its five-state region. The MPF Program, which was developed by the FHLBank of Chicago, allows members to retain responsibility for managing the credit risk of the residential mortgage loans that they originate while allowing the Bank (and/or, as described below, the FHLBank of Chicago) to manage the funding, interest rate, and prepayment risk of the loans. As further described below, participating members retain a portion of the credit risk in the originated mortgage loans and, in return, receive a credit enhancement fee from the purchasing FHLBank. Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 59, 57 and 53 at December 31, 2006, 2005 and 2004, respectively.
Under its initial agreement with the FHLBank of Chicago, the Bank retained an interest (ranging from 1 percent to 49 percent) in loans that were delivered by its PFIs; a participation interest equal to the remaining interest in the loans was acquired by the FHLBank of Chicago. In December 2002, the Bank and the FHLBank of Chicago agreed to modify the terms of the Bank’s participation in the MPF Program. Under the terms of the revised agreement, the Bank receives a participation fee for mortgage loans that are delivered by Ninth District PFIs and the FHLBank of Chicago acquires a 100 percent interest in the loans. The Bank has the option under the revised agreement to retain up to a 50 percent interest in loans that are originated by Ninth District PFIs without receiving a participation fee, provided certain conditions are met. The agreement had an initial term of 3 years; thereafter, it continues indefinitely unless terminated by either party upon 90 days’ prior notice. The terms of the Bank’s participation in the MPF Program are more fully described in Item 1 – Business.
During the years ended December 31, 2006, 2005 and 2004, the Bank received $242,000, $385,000 and $684,000 of participation fees, respectively. The amount of participation fee income that the Bank will receive in the future is dependent primarily upon the volume of loans delivered by Ninth District PFIs into the MPF Program. The volume of loans delivered by Ninth District PFIs will depend, in part, on conditions in the residential mortgage market including, but not limited to, the volume of home sales and the level of mortgage refinancing activity, as well as competition from other financial institutions that purchase residential mortgage loans.
During the years ended December 31, 2006, 2005 and 2004, the Bank’s PFIs delivered $224 million, $332 million and $569 million of mortgage loans, respectively, into the MPF Program. No interest in loans was retained by the Bank during the years ended December 31, 2006, 2005 or 2004. At December 31, 2006 and 2005, the Bank held $450 million and $542 million, respectively, of residential mortgage loans originated under the MPF Program. As of these dates, 46 percent and 47 percent, respectively, of the outstanding balances were government guaranteed. The Bank’s allowance for loan losses decreased from $294,000 at the end of 2005 to $267,000 at December 31, 2006, reflecting charge-offs. The Bank did not have any impaired loans at December 31, 2006 or 2005.
For those loans in which the Bank has a retained interest, the Bank and the PFIs share in the credit risk of the retained portion of such loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Board’s Acquired Member Asset regulation (12 C.F.R. part 955) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a

PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2006, 2005 and 2004, the Bank paid CE fees totaling $318,000, $419,000 and $545,000, respectively. During these same periods, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $41,000, $25,000 and $32,000, respectively.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are affected by that failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, subsequent modification of the loan terms, the PFI’s failure to perfect collateral with an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. During the years ended December 31, 2006, 2005 and 2004, the principal amount of mortgage loans required to be repurchased by the Bank’s PFIs totaled $724,000, $289,000 and $237,000, respectively.
Given its current arrangement with the FHLBank of Chicago, the Bank expects the balance of its mortgage loan portfolio to continue to decline as the Bank does not currently intend to exercise its option to retain any interests in mortgage loans delivered by its PFIs.
Consolidated Obligations and Deposits
At December 31, 2006, the carrying values of consolidated obligation bonds and discount notes totaled $41.7 billion and $8.2 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $41.9 billion and $8.3 billion, respectively.
At December 31, 2005, the carrying values of consolidated obligation bonds and discount notes totaled $46.1 billion and $11.2 billion, respectively. As of December 31, 2005, the par values of the Bank’s outstanding bonds totaled $46.6 billion and the par value of the Bank’s outstanding discount notes approximated their carrying values.
The following table presents the composition of the Bank’s outstanding bonds at December 31, 2006 and 2005.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	December 31, 2006		December 31, 2005
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$22,091	52.7%	$15,954	34.2%
Fixed rate, non-callable	10,858	25.9	13,356	28.7
Callable step-up	7,320	17.5	8,939	19.2
Single-index floating rate	1,003	2.4	7,643	16.4
Conversion	550	1.3	625	1.3
Comparative-index	80	0.2	80	0.2
Callable step-up/step-down	15	—	15	—

Total par value	$41,917	100.0%	$46,612	100.0%

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
Consolidated obligations generally trade at yields that are higher than the yields of comparable maturity U.S. Treasury securities, and at yields that are lower than the rates on comparable maturity interest rate swaps. The FHLBanks rely extensively on the approved underwriters of their securities, including investment banks, money center banks, and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas.
The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of year-end 2006 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed rate consolidated obligations that it issues to floating rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable rate coupon on the interest rate swap that resets to either 1-month or 3-month LIBOR. Typically, the calculation of the variable rate coupon also includes a spread; for instance, the Bank may pay a coupon on the interest rate swap equal to 3-month LIBOR minus 18 basis points.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the growth of their balance sheets or changes in market interest rates, the potential impact of which is discussed below. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps.
A majority of the consolidated obligations that the Bank issues are callable bonds. Callable bonds provide the Bank with the right to redeem the instrument on predetermined call dates in the future. When hedging callable consolidated obligation bonds, the Bank sells an option to the interest rate swap counterparty that offsets the option the Bank owns to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest rate swap and the Bank will then typically call the consolidated obligation bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding and the Bank will then elect not to call the consolidated obligation bond.
From April 2004 through mid-2006, market interest rates were generally rising. The steady increase in market interest rates had, in comparison to earlier periods marked by declining market interest rates, the general effect of reducing the number of callable swaps being cancelled by the Bank’s swap counterparties. This, in turn, reduced the volume of callable bonds that the Bank redeemed prior to maturity, thereby reducing the portion of the Bank’s funding needs that are driven by the refunding of redeemed callable bonds. During this time period, other FHLBanks and government-sponsored mortgage agencies experienced similar declines in the volume of their issuance of callable bonds (not all of which were converted to LIBOR). Further contributing to the decline in the housing GSE’s debt issuance volume was the slower growth of these enterprises over that same time period. In 2006, 2005 and 2004, the Bank issued $12.2 billion, $8.7 billion and $22.0 billion, respectively, of callable bonds.
During this period of lower bond issuance by the FHLBanks and government-sponsored mortgage agencies, investor demand for GSE debt (including both callable and non-callable bonds) remained relatively constant. At the same time, in a continuation of a trend that has been developing for several years, overall conditions in the credit markets improved, resulting in a general tightening of most credit spreads. These two factors contributed to a slight improvement in the cost of the bonds that the Bank issued that were indexed to LIBOR or converted to LIBOR using interest rate swaps. In 2006, the monthly weighted average cost of such consolidated obligation bonds that the Bank issued (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 15.5 basis points to approximately LIBOR minus 23.0 basis points compared to a range of approximately LIBOR minus 12.8 basis points to approximately LIBOR minus 20.7 basis points in 2005.
As the Bank’s outstanding debt matures (or is called) and is replaced with newly-issued bonds, this improvement in the Bank’s marginal cost of funds, if it continues, will gradually lower the Bank’s overall average cost of funds. In the future, the cost of debt raised in this manner will depend on several factors, including the direction and level of market interest rates, competition from other issuers of government-sponsored agency debt, changes in the investment preferences of potential buyers of government-sponsored agency debt securities, and technical market factors.
Demand, overnight, and term deposits were $2.4 billion, $3.8 billion and $2.0 billion at December 31, 2006, 2005 and 2004, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) decreased from $2.3 billion at December 31, 2005 to $2.2 billion at December 31, 2006, and its average outstanding capital stock decreased from $2.5 billion for the year ended December 31, 2005 to $2.3 billion for the year ended December 31, 2006. These declines were attributable primarily to reductions in members’ required investment in the Bank that were implemented in late 2005 and April 2006, a change in the definition of surplus stock, and lower average advances balances. These changes are discussed below.
On September 29, 2005, the Bank’s Board of Directors approved several changes to members’ required investment in the Bank which, by design, reduced the Bank’s outstanding capital stock from and after November 30, 2005. As described in Item 1 – Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective November 1, 2005, the membership investment requirement was reduced from 0.14 percent to 0.09 percent of each member’s total assets as of June 30, 2005 (and as of each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. Concurrently, the activity-based investment requirement was reduced from 4.25 percent to 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any MPF loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there are none). On February 23, 2006, the Bank’s Board of Directors approved an additional reduction in the membership investment requirement from 0.09 percent to 0.08 percent of members’ total assets as of December 31, 2005 (and each December 31 thereafter). This change became effective on April 14, 2006.
The Bank’s Board of Directors has the authority to adjust these requirements periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. On February 22, 2007, the Bank’s Board of Directors approved a reduction in the membership investment requirement from 0.08 percent to 0.06 percent of members’ total assets as of the preceding December 31 (and as of each December 31 thereafter); this change will become effective on April 16, 2007.

The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as stock in excess of 115 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on July 31, 2006, surplus stock has been defined as stock in excess of 110 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of the surplus stock is $250,000 or less. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases. Beginning with the repurchase that is scheduled to occur on April 30, 2007, the Bank expects to define surplus stock as stock in excess of 105 percent of the member’s minimum investment requirement.
The following table sets forth the repurchases of surplus stock which have occurred since January 1, 2004. The significant increase in the number of shares repurchased on November 30, 2005 was attributable to the reduction in the membership and activity-based investment requirements discussed above.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 30, 2004	989,662	$98,966	$—
April 30, 2004	1,013,226	101,323	—
July 30, 2004	457,943	45,794	—
October 29, 2004	762,076	76,208	—
January 31, 2005	615,938	61,594	—
April 30, 2005	682,754	68,275	—
July 29, 2005	576,874	57,687	—
November 30, 2005	2,792,806	279,281	—
January 31, 2006	1,045,478	104,548	—
April 28, 2006	910,775	91,078	1,665
July 31, 2006	1,202,407	120,241	2,242
October 31, 2006	1,769,144	176,914	589
January 31, 2007	1,442,916	144,292	—
The Bank adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) as of January 1, 2004. SFAS 150 establishes standards for how issuers classify and measure certain financial instruments with characteristics of both liabilities and equity. Among other things, it requires issuers to classify as liabilities certain financial instruments that embody obligations for the issuer (hereinafter referred to as “mandatorily redeemable financial instruments”). Under the provisions of SFAS 150, the Bank reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when a member exercises a written redemption right, gives notice of its intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the shares of capital stock then meet the SFAS 150 definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. As the repurchases presented in the table above are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying such repurchases to meet the definition of mandatorily redeemable financial instruments.
On January 1, 2004, the Bank reclassified $394.7 million of its outstanding capital stock to “mandatorily redeemable capital stock” in the liability section of the statement of condition. Mandatorily redeemable capital stock outstanding at December 31, 2006, 2005 and 2004 was $159.6 million, $319.3 million and $327.1 million, respectively. For the years ended December 31, 2006, 2005 and 2004, average mandatorily redeemable capital stock was $210.7 million, $326.2 million and $365.9 million, respectively.
Since January 1, 2004, the majority of the mandatorily redeemable capital stock outstanding has been held by Washington Mutual Bank, a non-member borrower as described in the “Advances” section above. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of December 31, 2006, 2005 and 2004.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	December 31, 2006		December 31, 2005		December 31, 2004
	Number of		Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount	Institutions	Amount
Held by Washington Mutual Bank	1	$146,267	1	$309,486	1	$319,502
Subject to withdrawal notice	4	881	3	759	2	147
Held by other non-member borrowers	8	8,254	6	8,250	4	7,295
Held by non-member acquirers	1	4,165	1	840	2	177

Total	14	$159,567	11	$319,335	9	$327,121

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $2.6 billion at the end of 2005 to $2.4 billion at December 31, 2006.
At December 31, 2006, the Bank’s ten largest shareholders held $1.4 billion of capital stock (including mandatorily redeemable capital stock), which represented 58.3 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s ten largest shareholders as of December 31, 2006.

TEN LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2006
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
World Savings Bank, FSB Texas	Houston	TX	$574,622	23.9%
Guaranty Bank	Austin	TX	262,072	10.9
Washington Mutual Bank	Henderson	NV	146,267	6.1
Capital One, National Association*	New Orleans	LA	113,138	4.7
Franklin Bank, SSB	Austin	TX	99,406	4.1
International Bank of Commerce	Laredo	TX	86,023	3.5
Southwest Corporate FCU	Plano	TX	44,946	1.8
BancorpSouth Bank	Tupelo	MS	28,654	1.2
Southside Bank	Tyler	TX	25,614	1.1
Charter Bank	Santa Fe	NM	24,023	1.0

			$1,404,765	58.3%

*	Previously known as Hibernia National Bank
For a discussion of the status of Washington Mutual Bank, a non-member borrower, see the sub-section above entitled “Advances.” As of December 31, 2006, all of the stock held by Washington Mutual Bank was classified as mandatorily redeemable capital stock (liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at December 31, 2006.
Retained Earnings and Dividends
During the year ended December 31, 2006, the Bank’s retained earnings increased by $12.1 million, from $178.5 million to $190.6 million. During 2006, the Bank paid dividends on capital stock totaling $110.0 million, which equated to a weighted average dividend rate (for financial reporting purposes) of 4.88 percent. The Bank’s weighted average dividend rate was equal to the reference average effective federal funds rate for the year ended December 31, 2006. (For a discussion of the calculation of the reference rate for 2006, see the section above entitled “Overview”). In comparison, the Bank’s weighted average dividend rates for 2005 and 2004 were 3.58 percent and 1.86 percent, respectively. These dividend rates, reflecting dividends of $89.8 million and $44.0 million, respectively, exceeded the average effective federal funds rate for those years by 36 basis points and 51 basis points, respectively. For purposes of deriving the average rates for the years ended December 31, 2006, 2005 and 2004, mandatorily redeemable capital stock and dividends thereon (totaling $10.9 million, $11.7 million and $6.6 million, respectively) were excluded from the calculations as they are treated as liabilities and interest expense, respectively, for financial reporting purposes. However, the Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock.
The Bank is permitted by regulation to pay dividends only from previously retained earnings or current net earnings. Additional restrictions regarding the payment of dividends are discussed in Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors. Because the Bank’s returns (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate.
As discussed in the Bank’s Amended Form 10, in light of earnings volatility related to the accounting requirements of SFAS 133, the Bank had been exploring alternative ways to modify its dividend declaration and payment process so that it could declare and pay dividends with the benefit of knowing its actual earnings for the dividend period. Prior to the third quarter of 2006, dividends had been declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known. On June 25, 2006, the Board of Directors approved a change to the Bank’s dividend declaration and payment process. Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process such that the Bank now declares and pays dividends only after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated. The third quarter 2006 dividend, which was paid on September 29, 2006, was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. The fourth quarter 2006 dividend, which was paid on December 29, 2006, was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the third quarter of 2006. The Bank anticipates that this pattern will continue for future periods.
The Bank has a retained earnings policy that is designed to maintain retained earnings in an amount sufficient to protect the par value of members’ capital stock investments from potential economic losses and fluctuations in earnings caused by SFAS 133 accounting requirements or other factors. The Bank’s current retained earnings policy target, which was last revised in December 2006, calls for the Bank to maintain a retained earnings balance of at least $170 million. Notwithstanding the fact that the Bank’s December 31, 2006 retained earnings balance of $190.6 million exceeds the policy target balance, the Bank may elect to retain a portion of its earnings in order to build its retained earnings balance further beyond its current policy target. With certain exceptions, the Bank’s policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends.
Taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2007 at approximately 0 to 25 basis points above the reference average effective federal funds rate for the year (i.e., the average effective federal funds rate for the period from October 1, 2006 through September 30, 2007). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Stock dividends paid on capital stock that is classified as equity are reported as an issuance of capital stock. Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. Since January 1, 2004, the Bank has not received any stock redemption notices.
Derivatives and Hedging Activities
The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, all member institutions may obtain advances through a variety of product types that include features as diverse as variable and fixed coupons, overnight to 30-year maturities, and bullet (principal due at maturity) or amortizing redemption schedules. The Bank funds advances primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligation bonds and discount notes and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies.
The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is to contemporaneously execute interest rate exchange agreements when acquiring assets and/or issuing liabilities in order to convert the instruments’ cash flows to a floating rate that is indexed to LIBOR. By doing so, the Bank reduces its interest rate risk exposure and preserves the value of, and earns more stable returns on, its members’ capital investment.
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. All of the Bank’s derivative instruments that are designated in SFAS 133 hedging relationships are hedging fair value risk attributable to changes in LIBOR, the designated benchmark interest rate. Since the adoption of SFAS 133 on January 1, 2001, the Bank has not had any derivative instruments classified as cash flow hedges.
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
Under SFAS 133, periodic earnings variability occurs in the form of the net difference between changes in the fair values of the hedge (the derivative instrument) and the hedged item (the asset or liability), if any, for accounting purposes. For the Bank, two types of hedging relationships are primarily responsible for creating earnings volatility.
The first type involves transactions in which the Bank enters into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item (e.g., an advance, investment security or consolidated obligation). In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made and the changes in the fair values of the derivative and the hedged item are considered identical and offsetting (hereinafter referred to as the short-cut method). However, if the derivative or the hedged item do not have certain characteristics defined in SFAS 133, the assumption of “no ineffectiveness” cannot be made, and the derivative and the hedged item must be marked to fair value independently (hereinafter referred to as the long-haul method). Under the long-haul method, the two components of the hedging relationship are marked to fair value using different discount rates, and the resulting changes in fair value are generally slightly different from one another. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of the Bank’s net income. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for the Bank.
The second type of hedging relationship that creates earnings volatility involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that do not qualify for hedge accounting under SFAS 133 (hereinafter referred to as a “non-SFAS 133” or “economic” hedge). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its floating rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps, assuming these instruments are held until their maturity.
As discussed in the Amended Form 10, the Bank determined, for a variety of reasons, that several types of highly effective hedging relationships originally believed to qualify as SFAS 133 hedges did not, upon further review, meet the requirements for hedge accounting, although many of the subject transactions would have qualified if they had been documented properly at their inception. To correct these errors, the Bank reversed the periodic (offsetting) changes in fair value of the hedged items that had previously been recognized in earnings. With these particular hedging relationships accounted for as economic hedges (rather than SFAS 133 hedges), the Bank’s results for 2005 and 2004 reflect significantly more volatility than its results for 2006 (for additional discussion, see the section below entitled “Results of Operations”).
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.

As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2006, 2005 and 2004, the Bank’s notional balance of interest rate exchange agreements was $51.7 billion, $46.8 billion and $64.4 billion, respectively, while its total assets were $55.7 billion, $64.9 billion and $64.6 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in Item 7A – Quantitative and Qualitative Disclosures About Market Risk under the section entitled “Counterparty Credit Risk.” The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of December 31, 2006, 2005 and 2004, and the net fair value changes recorded in earnings for each of those categories during the years ended December 31, 2006, 2005 and 2004.
COMPOSITION OF DERIVATIVES

	Total Notional at December 31,			Net Change in Fair Value(6)
	(In millions of dollars)			(In thousands of dollars)
	2006	2005	2004	2006	2005	2004
Advances
Short-cut method(1)	$4,930	$6,532	$7,815	$—	$—	$—
Long-haul method(2)	890	991	1,505	125	1,313	822
Economic hedges(3)	—	4	—	57	91	27

Total	5,820	7,527	9,320	182	1,404	849

Investments
Short-cut method(1)	55	55	2,641	—	—	—
Long-haul method(2)	615	899	1,340	(871)	3,346	(2,090)
Economic hedges(4)	23	40	1,376	50	(55,338)	(3,930)

Total	693	994	5,357	(821)	(51,992)	(6,020)

Consolidated obligations
Short-cut method(1)	3,075	6,257	12,405	—	—	—
Long-haul method(2)	36,353	25,812	27,775	3,973	(6,882)	(2,437)
Economic hedges(3)	467	204	883	177	(6,338)	(12,374)

Total	39,895	32,273	41,063	4,150	(13,220)	(14,811)

Other economic
Caps/floors(5)	5,250	3,915	3,915	(7,802)	(3,428)	(16,560)
Basis swaps(7)	—	2,050	4,710	115	(67)	(48)

Total	5,250	5,965	8,625	(7,687)	(3,495)	(16,608)

Total derivatives	$51,658	$46,759	$64,365	$(4,176)	$(67,303)	$(36,590)

Total short-cut method	$8,060	$12,844	$22,861	$—	$—	$—
Total long-haul method	37,858	27,702	30,620	3,227	(2,223)	(3,705)
Total economic hedges	5,740	6,213	10,884	(7,403)	(65,080)	(32,885)

Total derivatives	$51,658	$46,759	$64,365	$(4,176)	$(67,303)	$(36,590)

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations or that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133.

(4)	Interest rate derivatives that are matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those relating to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

(7)	In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps to reduce the Bank’s exposure to widening spreads between one-month and three-month LIBOR. The agreements expired in March 2005. The Bank entered into $2.05 billion and $3.0 billion (notional) of interest rate basis swaps in November 2005 and February 2006, respectively; $1.7 billion and $3.35 billion (notional) of such agreements expired in June 2006 and August 2006, respectively.

Results of Operations
Net Income
Net income for 2006, 2005 and 2004 was $122.2 million, $242.4 million and $64.7 million, respectively. The Bank’s net income for 2006 represented a return on average capital stock (ROCS) of 5.42 percent, which was 45 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 9.66 percent in 2005 and 2.73 percent in 2004; these rates of return exceeded the average effective federal funds rate for those years by 644 basis points and 138 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as a liability under the provisions of SFAS 150.
The Bank’s net income and ROCS were significantly higher in 2005 than in 2006 and 2004 due in large part to gains on the sales of available-for-sale (AFS) securities in 2005 and the Bank’s inability to apply hedge accounting to some of the associated hedging relationships in prior years. As discussed in its Amended Form 10 and in the immediately preceding section entitled “Financial Condition – Derivatives and Hedging Activities,” the Bank lost hedge accounting on, among other things, certain of its AFS securities, which caused the Bank to restate its previously issued financial statements. Accordingly, while the periodic changes in fair value of the related interest rate swaps (predominately losses) were recognized in earnings as incurred, the offsetting gains on the AFS securities that were attributable to changes in LIBOR (the designated benchmark interest rate) were accumulated in OCI and not recognized in earnings until the sale of such securities in August and September 2005.
In comparing the Bank’s operating results over the last three years, management believes it is important to understand that the Bank’s operating results for 2005 and 2004 would have been significantly different if the Bank had been able to apply SFAS 133 hedge accounting to the aforementioned hedging relationships. The majority of these hedging relationships would have qualified as SFAS 133 hedges (using the long-haul method of accounting) if they had been documented properly at their inception and the Bank had periodically tested such hedging relationships for effectiveness. If this had been the case, the portion of the gains on the AFS securities attributable to changes in the designated benchmark interest rate would have been recognized in earnings as incurred and would have largely offset the losses recognized on the interest rate swaps in 2005 and prior years and, as a result, the gains on the sales of the AFS securities in 2005 would have been substantially lower. Had the changes in the fair values of the AFS securities attributable to changes in the designated benchmark interest rate and the periodic changes in fair values of the related interest rate swaps been recognized in the same periods (reflecting the economic substance of the transactions), the trend in the Bank’s net income and ROCS from 2004 to 2006, excluding the gains on the sales of the AFS securities, would have been more consistent with the increase in short-term money market rates over this same period. In addition, in 2005 and 2004, the net interest income/expense associated with the interest rate swaps included in these hedging relationships and several other types of highly effective hedging relationships for which the Bank lost hedge accounting caused significant variability in the Bank’s net interest spread (and, correspondingly, in “net gain/(loss) on derivatives and hedging activities”), as further discussed below in the sections entitled “Net Interest Income” and “Other Income (Loss).”
Substantially all of the interest rate swaps for which the Bank lost hedge accounting had either expired or been terminated by the end of 2005, resulting in significantly lower volatility in the Bank’s net interest spread, net gains (losses) on derivatives and hedging activities and net income in 2006. With the exception of its interest rate cap portfolio and the periodic use of basis swaps, the Bank does not typically hold a significant portfolio of economic hedges. Accordingly, the Bank expects future volatility in “net gain/(loss) on derivatives and hedging activities” to more closely approximate the lower volatility experienced in 2006 rather than the amounts reflected in 2005 and 2004.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its AHP and to make quarterly payments to REFCORP. Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. In 2006, 2005 and 2004, the effective rates were 27.2 percent, 26.8 percent and 27.1 percent, respectively. In 2006, 2005 and 2004, the combined AHP and REFCORP assessments were $45.6 million, $88.5 million and $24.1 million, respectively.

Cumulative Effect of Change in Accounting Principle
Effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of mortgage loan premiums and discounts under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Previously, amortization and accretion of premiums and discounts associated with the Bank’s mortgage loans held for portfolio were computed using the retrospective method. Under this method, the income effects of premiums and discounts were recognized using the interest method over the estimated lives of the assets, which required a retrospective adjustment of the effective yield each time the Bank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the retrospective method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the assets. In 2005, the Bank began amortizing premiums and accreting discounts using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Under the new method, future prepayments of principal are not anticipated. While both methods are acceptable under generally accepted accounting principles, the Bank believes that the contractual method is preferable to the retrospective method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change increased net income for the year ended December 31, 2005 by $908,000.
If the contractual method had been used to amortize premiums and accrete discounts in prior years, the Bank’s net income would not have been materially different from the reported amounts.
Income Before Assessments
During 2006, 2005 and 2004, the Bank’s income before assessments was $167.8 million, $330.0 million and $88.8 million, respectively. The $162.2 million decrease in income before assessments for 2006 as compared to 2005 was attributable primarily to gains on the sale of available-for-sale securities totaling $245.4 million in 2005. There were no sales of available-for-sale securities during 2006. This variance was offset by an $85.8 million reduction in the Bank’s losses on derivatives and hedging activities from $91.3 million in 2005 to $5.5 million in 2006.
The $241.2 million increase in income before assessments for 2005 as compared to 2004 was attributable primarily to the $245.4 million gains on the sale of available-for-sale securities discussed above.
The components of income before assessments (net interest income, other income (loss) and other expenses) are discussed in more detail in the following sections.
Net Interest Income
In 2006, 2005 and 2004, the Bank’s net interest income was $216.3 million, $222.6 million and $220.8 million, respectively, and its net interest margin (based on these results) was 37 basis points, 34 basis points and 36 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for SFAS 133 fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for SFAS 133 fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2006, 2005 and 2004.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$364	$19	5.22%	$459	$14	3.15%	$465	$7	1.47%
Federal funds sold	3,929	197	5.01%	3,867	132	3.41%	2,371	33	1.37%
Investments
Trading (b)	34	2	6.91%	62	6	9.75%	102	12	11.69%
Available-for-sale (c)	849	42	4.96%	4,068	153	3.75%	5,710	155	2.71%
Held-to-maturity	7,540	417	5.53%	7,752	308	3.97%	7,132	171	2.39%
Advances (c)(d)	43,623	2,184	5.01%	47,617	1,645	3.45%	44,604	875	1.96%
Mortgage loans held for portfolio	493	28	5.58%	622	34	5.54%	827	47	5.69%

Total earning assets	56,832	2,889	5.08%	64,447	2,292	3.56%	61,211	1,300	2.12%
Cash and due from banks	72			62			134
Other assets	269			287			281

Total assets	$57,173	2,889	5.05%	$64,796	2,292	3.54%	$61,626	1,300	2.11%

Liabilities and Capital
Interest-bearing deposits	$2,991	146	4.87%	$2,118	70	3.30%	$2,194	29	1.31%
Consolidated obligations
Bonds (c)	42,776	2,123	4.96%	50,382	1,717	3.41%	46,931	924	1.97%
Discount notes (c)	7,807	390	5.00%	8,237	271	3.29%	8,547	119	1.40%
Mandatorily redeemable capital stock and other borrowings	221	14	6.14%	330	12	3.58%	375	7	1.81%

Total interest-bearing liabilities	53,795	2,673	4.97%	61,067	2,070	3.39%	58,047	1,079	1.86%
Other liabilities	922			1,142			1,178

Total liabilities	54,717	2,673	4.88%	62,209	2,070	3.33%	59,225	1,079	1.82%

Total capital	2,456			2,587			2,401

Total liabilities and capital	$57,173		4.68%	$64,796		3.20%	$61,626		1.75%

Net interest income		$216			$222			$221

Net interest margin			0.37%			0.34%			0.36%
Net interest spread			0.11%			0.17%			0.26%

Impact of non-interest bearing funds			0.26%			0.17%			0.10%

(a)	Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $0.9 million, $4.5 million and $10.8 million during the years ended December 31, 2006, 2005 and 2004, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $98,000, ($26.7 million) and ($61.7 million) during the years ended December 31, 2006, 2005 and 2004, respectively. For these same periods, net interest income (expense) on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was ($1.0 million), $3.4 million and $8.8 million, respectively. Net interest income (expense) on derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting was ($0.7 million) and $1.4 million for the years ended December 31, 2005 and 2004, respectively. There were no derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting during 2006. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

2006 versus 2005
The average effective federal funds rate increased from 3.22 percent for the year ended December 31, 2005 to 4.97 percent for the year ended December 31, 2006. Due to rising short-term interest rates in 2006, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 17 basis points in 2005 to 26 basis points in 2006. Conversely, the Bank’s net interest spread (based on reported results) declined from 17 basis points during the year ended December 31, 2005 to 11 basis points during the year ended December 31, 2006. The decrease in net interest spread was due primarily to the following factors.
First, as discussed previously, the Bank reports realized gains and losses in the form of net interest payments on derivative instruments used to hedge interest-earning assets and interest-bearing liabilities as part of net interest income when the hedging relationships qualify for hedge accounting under SFAS 133. Conversely, net interest payments on derivatives used in economic hedges are reported in “net gains (losses) on derivatives and hedging activities” together with the unrealized changes in fair value of the derivatives. For most of the first nine months of 2005, the Bank held approximately $1.4 billion of fixed rate available-for-sale securities that were in economic hedging relationships. The net interest expense on the associated interest rate swaps totaling approximately $26.7 million was included in net gain (loss) on derivatives and hedging activities and therefore excluded from the net interest spread calculation (representing approximately 4 basis points). During the third quarter of 2005, the Bank sold substantially all of the subject available-for-sale securities and terminated the associated interest rate swaps, resulting in a reduction of interest income on available-for-sale securities and a corresponding reduction in losses on derivatives and hedging activities.
Second, as discussed above under the section entitled “Financial Condition — Retained Earnings and Dividends,” the Bank changed its dividend declaration and payment process beginning with the third quarter 2006 dividend so that it can declare and pay its quarterly dividends with the benefit of knowing its actual earnings for the dividend reference period. The third quarter 2006 dividend was paid on September 29, 2006, and was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. Because the dividend paid in the third quarter of 2006 was based upon average capital stock holdings for the second quarter of 2006, the portion of this dividend that was paid on mandatorily redeemable capital stock was recognized as interest expense in the second quarter of 2006. Because the dividend paid in the fourth quarter of 2006 and the dividend that has been declared for the first quarter of 2007 are similarly based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the third and fourth quarter of 2006, respectively, the portion of these dividends that relates to mandatorily redeemable capital stock was recognized in the third and fourth quarters of 2006, respectively. Under the Bank’s dividend practices that existed through June 30, 2006, interest expense on mandatorily redeemable capital stock was recorded in the calendar quarter in which the dividend was paid. The inclusion of this additional interest expense (that is, the additional amount recorded in the second quarter of 2006) reduced the Bank’s net interest spread for the year ended December 31, 2006 by approximately 1 basis point. In addition, net of assessments, it reduced the Bank’s ROCS for the year ended December 31, 2006 by approximately 10 basis points.
Third, the net spread earned on fixed rate assets which were funded with floating rate debt during the first half of 2005 declined due to the substitution during the third quarter of 2005 of higher rate fixed rate debt for the floating rate debt that had previously funded those assets.
Fourth, the Bank’s balance sheet participation in the MPF Program is continuing to decline. As a result, the Bank held a smaller balance of relatively higher yielding fixed rate mortgage loans during the year ended December 31, 2006 as compared to the year ended December 31, 2005.
2005 versus 2004
The average effective federal funds rate increased from 1.35 percent for the year ended December 31, 2004 to 3.22 percent for the year ended December 31, 2005. Due to rising short-term interest rates in 2005, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 10 basis points in 2004 to 17 basis points in 2005.

Despite the increase in interest rates and the $3.2 billion increase in the Bank’s total average assets from 2004 to 2005, the Bank’s net interest income for 2005 of $222.6 million was only slightly higher than its net interest income of $220.8 million for 2004. This was primarily due to a decline in the Bank’s net interest spread from 26 basis points during 2004 to 17 basis points during 2005. The decrease in net interest spread was due primarily to the following factors.
First, as discussed previously, during 2004 and the first nine months of 2005, the Bank held approximately $1.4 billion of fixed rate available-for-sale securities that were in economic hedging relationships and funded by floating rate debt. The increase in interest expense on the floating rate debt (which resulted in a decrease of approximately 6 basis points in the Bank’s net interest spread) was substantially offset by a $35.0 million reduction of net interest expense on the derivatives associated with the available-for-sale securities, which was recorded in other income (loss) and therefore excluded from the net interest spread calculation.
Second, the net spread earned on approximately $750 million of fixed rate assets funded with floating rate debt declined by about 187 basis points due to the increase in short-term interest rates.
Third, as discussed previously, the Bank’s balance sheet participation in the MPF program has been declining since 2003. As a result, the Bank held a smaller balance of relatively higher yielding fixed rate mortgage loans during 2005 as compared to 2004.
Rate and Volume Analysis
Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2006 and 2005 and between 2005 and 2004. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

RATE AND VOLUME ANALYSIS
(In millions of dollars)

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(4)	$9	$5	$(1)	$8	$7
Federal funds sold	2	63	65	30	69	99
Investments
Trading	(2)	(2)	(4)	(4)	(2)	(6)
Available-for-sale	(148)	37	(111)	(52)	50	(2)
Held-to-maturity	(8)	117	109	16	121	137
Advances	(148)	687	539	63	707	770
Mortgage loans held for portfolio	(6)	—	(6)	(12)	(1)	(13)

Total interest income	(314)	911	597	40	952	992

Interest expense:
Interest-bearing deposits	35	41	76	(1)	42	41
Consolidated obligations:
Bonds	(289)	695	406	72	721	793
Discount notes	(15)	134	119	(4)	156	152
Mandatorily redeemable capital stock and other borrowings	(5)	7	2	(1)	6	5

Total interest expense	(274)	877	603	66	925	991

Changes in net interest income	$(40)	$34	$(6)	$(26)	$27	$1

As previously discussed, the Bank reports income/expense from its trading securities, certain of its available-for-sale securities, and certain of its consolidated obligations in interest income/expense without the offsetting effects of the associated interest rate swaps. In 2006, 2005 and 2004, the net interest expense associated with economic hedge derivatives related to trading securities was $0.9 million, $4.5 million and $10.8 million, respectively, while the net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities was $98,000, ($26.7 million) and ($61.7 million), respectively. For these same periods, the net interest income (expense) associated with economic hedge derivatives related to consolidated obligations was ($1.0 million), $2.7 million and $10.2 million, respectively. The changes in interest income on trading and available-for-sale securities and the changes in interest expense on consolidated obligations reflected in the foregoing Yield and Spread and Rate and Volume Analyses have been offset to varying degrees by changes in the net interest income/expense on the associated interest rate exchange agreements recorded in other income (loss). Because the Bank has synthetically converted the instruments’ cash flows through interest rate swap agreements, management considers the effects of the associated interest rate exchange agreements when evaluating changes in the Bank’s net interest income across different time periods and in relation to the movement in short-term interest rates. When combined with the associated interest rate exchange agreements, the average rates earned on the trading and available-for-sale securities are substantially lower during 2005 and 2004 than the rates shown in the Yield and Spread Analysis while the average rates paid on the consolidated obligations are somewhat higher in 2006 and lower in 2005 and 2004 than the rates shown in the Yield and Spread Analysis. Further, when the effects of these interest rate exchange agreements are considered, the Bank’s net interest margin and net interest spread for 2005 and 2004 are significantly lower than the rates shown in the Yield and Spread Analysis. The effects of the interest rate exchange agreements on the Bank’s net interest margin and net interest spread were insignificant in 2006. While significant, the effects of the interest rate exchange agreements on the Bank’s net interest margin and net interest spread were smaller in 2005 than in 2004 as many of the Bank’s economic hedge derivatives had either expired or been terminated.

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2006, 2005 and 2004.
OTHER INCOME (LOSS)
(In thousands of dollars)

	2006	2005	2004
Net losses on trading securities	$(893)	$(4,442)	$(7,860)
Gains on economic hedge derivatives related to trading securities	956	4,585	8,126

Hedge ineffectiveness on trading securities	63	143	266

Net interest expense associated with economic hedge derivatives related to trading securities	(947)	(4,458)	(10,777)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	98	(26,698)	(61,742)
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligations	(991)	2,688	10,217
Net interest income (expense) associated with stand-alone economic hedge derivatives (basis swaps)	(283)	128	390
Net interest expense associated with economic hedge derivatives related to advances	(51)	(86)	(37)

Total net interest expense associated with economic hedge derivatives	(2,174)	(28,426)	(61,949)

Losses related to stand-alone economic hedge derivatives (caps and floors)	(7,802)	(3,428)	(16,560)
Gains (losses) related to other stand-alone derivatives (basis swaps)	115	(67)	(48)
Gains (losses) related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	221	(61,728)	(16,543)

Total fair value losses related to economic hedge derivatives	(7,466)	(65,223)	(33,151)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains on advances and associated hedges	125	1,313	822
Net gains (losses) on debt and associated hedges	3,973	(6,882)	(2,437)
Net gains (losses) on AFS(1) securities and associated hedges	(871)	3,346	(2,090)

Total SFAS 133 fair value hedge ineffectiveness	3,227	(2,223)	(3,705)

Gains on early extinguishment of debt	746	2,475	857
Net realized gains on sales of AFS securities	—	245,395	—
Service fees	3,438	2,841	2,470
Other, net	3,445	2,603	2,526

Total other	7,629	253,314	5,853

Total other income (loss)	$1,279	$157,585	$(92,686)

(1)	Available-for-sale

(2)	Consolidated obligations
As discussed above, the Bank uses interest rate swaps to hedge the risk of changes in the fair value of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain of $63,000, $143,000 and $266,000 in 2006, 2005 and 2004, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.

Net interest expense associated with economic hedge derivatives related to trading securities fluctuates as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps are structured so that their notional balances mirror the balance of the related trading securities and their pay leg coupons mirror the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $3.5 million from 2005 to 2006 and by $6.3 million from 2004 to 2005, due primarily to a reduction in the notional balance of the interest rate swaps. The reductions in the notional balances corresponded to reductions of $28 million and $40 million, respectively, in the average balances of the trading securities portfolio, which were in turn attributable to principal repayments on the securities. As discussed above, the net interest payments associated with all economic hedge derivatives, including those hedging the Bank’s trading securities, are considered by management when analyzing the Bank’s net interest income as these derivative instruments convert the cash flows of assets and liabilities whose interest payments are reported in net interest income under generally accepted accounting principles.
Net interest expense associated with economic hedge derivatives related to available-for-sale securities declined by $26.8 million from 2005 to 2006 and by $35.0 million from 2004 to 2005 due primarily to the fact that substantially all of the interest rate swaps that gave rise to this interest expense were terminated in August and September 2005 in connection with the sale of the hedged items. In addition, since the Bank paid a fixed rate and received a floating rate on these interest rate swaps, the increase in average interest rates also contributed to the reduction in the amount of net interest expense from 2004 to 2005.
Net interest income associated with economic hedge derivatives related to consolidated obligations declined by $3.7 million from 2005 to 2006 and by $7.5 million from 2004 to 2005. For most of these interest rate swaps, the Bank pays (or paid) a floating rate and receives (or received) a fixed rate; therefore, the increase in average interest rates reduced the net amount of interest earned from period to period (for the year ended December 31, 2006, the net amount became an expense for the Bank). In addition, the notional amount of interest rate swaps giving rise to this interest income declined from 2004 to 2005 as a result of maturities.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of capped CMO LIBOR floaters, the Bank had (as of December 31, 2006) entered into 15 interest rate cap agreements having a total notional amount of $5.3 billion. The premiums paid for these caps totaled $33.5 million, of which $14.0 million (for caps having a notional amount of $1.2 billion) was paid during 2004 and $9.6 million (for caps having a notional amount of $2.5 billion) was paid during 2006. None of these caps were purchased during 2005.
The Bank also had a $500 million notional interest rate floor agreement that it entered into in October 2002 in order to hedge prepayment exposure related to its MPF portfolio. The premium paid for this interest rate floor agreement was $5.2 million. The interest rate floor had a strike rate of 3.75 percent and was scheduled to expire in October 2007. Although market rates remained low subsequent to the Bank’s purchase of this floor agreement, mortgage loan prepayments were less than the Bank would have anticipated in the relatively low interest rate environment. Based on this evidence that its fixed rate mortgage loan portfolio had become relatively insensitive to declining interest rates, the Bank determined that the interest rate floor was no longer needed and the position was terminated in April 2004 at a realized loss of $4.1 million. Based on its carrying value at December 31, 2003, the sale of the interest rate floor generated a loss of approximately $392,000 during 2004.
The fair value of interest rate options, such as caps and floors, is dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. Conversely (under the same set of assumptions), interest rate floors will increase in value as market interest rates decline and will diminish in value as market interest rates increase. The value of interest rate caps and floors will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps and floors will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap and floor agreements are (or were, in the case of the floor) recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the capped CMO LIBOR floaters and MPF loans) and therefore can be a source of considerable volatility, as was the case particularly during the year ended December 31, 2004.

At December 31, 2006 and 2005, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $3.3 million and $1.5 million, respectively. The recorded fair value changes in the Bank’s cap and floor agreements were a loss of $7.8 million for the year ended December 31, 2006, compared to losses of $3.4 million and $16.6 million for the years ended December 31, 2005 and 2004, respectively. In 2006 and 2005, the losses relating to the Bank’s interest rate caps were attributable primarily to lower interest rate volatility and the passage of time. In 2004, the losses relating to the Bank’s interest rate caps were attributable primarily to lower interest rate volatility.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps that expired in March 2005. In November 2005 and February 2006, the Bank entered into interest rate basis swaps with aggregate notional amounts of $2.05 billion and $3.0 billion, respectively. Agreements with aggregate notional balances of $1.7 billion and $3.35 billion expired in June 2006 and August 2006, respectively. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the current relationship between one-month LIBOR and three-month LIBOR, and the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the basis swap. The Bank accounts for interest rate basis swaps as stand-alone derivatives. The recorded fair value changes in the Bank’s interest rate basis swaps was a gain of $115,000 for the year ended December 31, 2006, compared to losses of $67,000 and $48,000 for the years ended December 31, 2005 and 2004, respectively.
During 2006, 2005 and 2004, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds at a gain, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to approximately the same terms as the extinguished debt. As a result, during these periods, the Bank repurchased $419 million, $3.1 billion and $138 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $0.7 million, $2.5 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the difference between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) was a net gain of $3.2 million in 2006 and a net loss of $2.2 million and $3.7 million in 2005 and 2004, respectively. To the extent that hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2006, 2005 and 2004, the change in fair value of derivatives that were not in SFAS 133 hedging relationships was $0.2 million, ($61.7 million) and ($16.5 million), respectively; the vast majority of the gains and losses in 2004 and 2005 were attributable to interest rate swaps relating to certain available-for-sale securities and consolidated obligations that had either expired or been terminated by September 30, 2005. The expiration/termination of these economic hedge derivatives resulted in significantly lower earnings volatility in 2006.
During the third quarter of 2005, the Bank sold $4.1 billion (par value) of securities classified as available-for-sale, including $1.3 billion (par value) that had been part of economic hedging relationships. Proceeds from the sales totaled $4.5 billion, resulting in net realized gains of $245.4 million. There were no sales of available-for-sale securities during the years ended December 31, 2006 or 2004.
In the table above, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of MPF participation and letter of credit fees. As previously discussed, the Bank modified the terms of its participation in the MPF program in 2003 whereby it now receives fees for mortgage loans that are delivered by its PFIs to the FHLBank of Chicago. In 2006, 2005 and 2004, the Bank received $0.2 million, $0.4 million and $0.7 million, respectively, of participation fees under this arrangement. From 2005 to 2006 and from 2004 to 2005, letter of credit fees increased by $0.8 million and $0.4 million, respectively, as a result of increased use of this product. At December 31, 2006, 2005 and 2004, outstanding letters of credit totaled $3.5 billion, $2.8 billion and $1.7 billion, respectively.

Other Expenses
Total other expenses, which include the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $49.8 million, $50.2 million and $39.4 million in 2006, 2005 and 2004, respectively.
Compensation and benefits were $23.6 million for the year ended December 31, 2006, compared to $21.9 million for the year ended December 31, 2005. The increase in salaries and benefits of $1.7 million was due primarily to an increase in the Bank’s average headcount, which rose from 138 employees during the year ended December 31, 2005 to 157 employees during the year ended December 31, 2006. At December 31, 2006, the Bank employed 168 people, a net increase of 23 employees from the prior year end. The increase in expenses associated with higher headcount was partially offset by a $0.9 million decline in awards earned under the Bank’s Variable Pay Program, which was due to a lower level of goal achievement during 2006 as compared to 2005. In addition, the Bank capitalized approximately $0.7 million of compensation and benefits related to the development of internal use computer software during 2006. No compensation and benefits were capitalized during 2005.
On August 17, 2006, the Pension Protection Act was signed into law. The major provisions of this statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. The Bank has not determined the exact effect that this statute will have on the timing or amount of payments it is required to make to the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a multiemployer defined benefit plan in which the Bank participates. The Bank expects, however, that the amount of its required annual contributions to the Pentegra DB Plan will increase in at least the first several years after the legislation becomes effective. Based in part on the provisions of this legislation, the Bank’s Board of Directors elected in late 2006 to freeze the Pentegra DB Plan by closing it to new participants effective January 1, 2007. As a result of this change, employees hired on or after January 1, 2007 are not eligible to participate in the Pentegra DB Plan. Employees hired prior to January 1, 2007 remain in the Pentegra DB Plan and continue to accrue benefits in accordance with the provisions thereof. For employees hired on or after January 1, 2007, the Bank offers an enhanced defined contribution plan.
Compensation and benefits totaled $21.9 million for the year ended December 31, 2005, compared to $18.7 million for the year ended December 31, 2004. The increase of $3.2 million was due in part to an increase in costs relating to the Bank’s participation in the Pentegra DB Plan. From 2004 to 2005, expenses associated with this plan increased by $2.0 million, from $1.2 million to $3.2 million. The balance of the increase was due primarily to merit and cost-of-living adjustments, as well as a slight increase in the Bank’s average headcount, from 134 employees in 2004 to 138 employees in 2005. These increases were partially offset by a $0.3 million reduction in expenses related to the Bank’s retirement benefits program due to a change in the eligibility requirements relating to retiree health care continuation benefits. Prior to January 1, 2005, retirees were eligible to remain enrolled in the Bank’s health care benefits plan if age 50 or older with at least 10 years of service at the time of retirement. Effective January 1, 2005, retirees are eligible to remain enrolled in the Bank’s health care benefits plan if age 55 or older with at least 15 years of service at the time of retirement, subject to certain grandfathering provisions.
Other operating expenses for the year ended December 31, 2006 were $22.8 million, a $1.8 million decrease from other operating expenses of $24.6 million for the year ended December 31, 2005. In September 2005, the Bank established a special $5.0 million Disaster Relief Grant Program to support members’ efforts to fund redevelopment in areas impacted by Hurricanes Katrina and Rita. Under this program, the Bank disbursed approximately $4.5 million and $0.5 million in grants during 2005 and 2006, respectively. This $4.0 million reduction in expenses from 2005 to 2006 was partially offset by higher professional fees in 2006 related to an internal project designed to streamline and enhance management decision-making processes. The costs associated with this project totaled $1.9 million in 2006.
Other operating expenses for the year ended December 31, 2005 were $24.6 million, compared to $17.4 million for the year ended December 31, 2004. The increase of $7.2 million was due largely to the $4.5 million in grants discussed above. In addition, in 2005, the Bank incurred higher professional fees resulting from its efforts to register with the SEC and prepare for eventual compliance with Section 404 of the Sarbanes-Oxley Act.

The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $3.4 million, $3.7 million and $3.3 million in 2006, 2005 and 2004, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2006, 2005 and 2004, the Bank’s AHP assessments totaled $15.0 million, $28.1 million and $7.9 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the years ended December 31, 2006, 2005 and 2004, the Bank charged $30.5 million, $60.4 million and $16.2 million, respectively, of REFCORP assessments to earnings.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds, term federal funds, and commercial paper issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities and as the balance of deposits changes. Overnight federal funds typically comprise the majority of the portfolio. At December 31, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $5.5 billion.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. The market for the FHLBanks’ consolidated obligations is very active and liquid. The FHLBanks issue debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to this market on a continual basis to acquire funds to meet its needs. On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed rate, fixed term, non-callable debt, and may be in the form of discount notes or bonds.
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the years ended December 31, 2005, and 2004, the Bank assumed consolidated obligations from the FHLBank of Chicago with par amounts of $425 million and $375 million, respectively. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2006.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments).
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital market for the sale of consolidated obligations. As of December 31, 2006, the Bank’s estimated operational liquidity requirement was $4.5 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $8.9 billion.
The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2006, the Bank’s estimated contingent liquidity requirement was $5.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $7.9 billion.
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
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2006.
CONTRACTUAL OBLIGATIONS
(In millions of dollars)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$10,157.3	$18,261.6	$5,695.4	$7,802.9	$41,917.2
Mandatorily redeemable capital stock	—	150.1	9.5	—	159.6
Operating leases	0.3	0.6	0.2	—	1.1
Purchase obligations
Advances	70.4	4.0	—	—	74.4
Letters of credit	3,296.5	184.0	0.4	12.2	3,493.1

Total contractual obligations	$13,524.5	$18,600.3	$5,705.5	$7,815.1	$45,645.4

In the table above, long-term debt excludes consolidated obligation discount notes and is based upon contractual maturities. The actual distribution of long-term debt could be impacted by factors affecting redemptions such as call options.
The above table presents the Bank’s mandatorily redeemable capital stock by year of earliest mandatory redemption, which is the earliest time at which the Bank is required to repurchase the shareholder’s capital stock. The earliest mandatory redemption date is based on the assumption that the activities associated with the activity-based stock will be concluded by the time the notice of redemption or withdrawal expires. However, the Bank expects to redeem activity-based stock as the associated activities are reduced, which may be before or after the expiration of the five-year redemption/withdrawal notice period. As discussed above in the section entitled “Financial Condition – Advances,” the Bank’s third largest shareholder (and borrower) is a non-member institution that acquired a Bank member and dissolved such member’s charter on February 13, 2001. As of December 31, 2006, the shareholder held $146.3 million of mandatorily redeemable capital stock and had advances outstanding of approximately $3.5 billion, which have final maturities in 2007 and 2008. While most of this non-member borrower’s stock is not mandatorily redeemable until 2008, the Bank expects to repurchase $128.9 million of such stock in 2007 as the institution’s advances are repaid. In addition, $2.2 million of stock owned by this shareholder, which was not required to be redeemed until 2011, was repurchased in January 2007.
In addition to the above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of their activity-based investment requirement and, in the case of a member, their membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. Excess capital stock totaled $382.6 million at December 31, 2006, of which $9.4 million was classified as mandatorily redeemable.
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
The change to the PSR Policy has thus far not had a significant impact on the Bank’s operations, nor is it expected to have a significant impact on its future operations. Through the date of this report, no Plan COs have been issued pursuant to the terms of the Agreement.
Risk-Based Capital Rules and Other Capital Requirements
Upon implementation of its capital plan on September 2, 2003, the Bank became subject to the Finance Board’s new risk-based capital rules and other capital requirements. This regulatory framework requires each FHLBank that has implemented its new capital plan to maintain at all times permanent capital (defined under the Finance Board’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described below. For reasons of safety and soundness, the Finance Board may require the Bank, or any other FHLBank that has already converted to its new capital structure, to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.
The Bank’s credit risk capital requirement is determined by adding together the credit risk capital charges for advances, investments, mortgage loans, derivatives, other assets and off-balance-sheet commitment positions (e.g., outstanding letters of credit and commitments to fund advances). Among other things, these charges are computed based upon the credit risk percentages assigned to each item as required by Finance Board rules, taking into account the time to maturity and credit ratings of certain of the items. These percentages are applied to the book value of assets or, in the case of off-balance-sheet commitments, to their balance sheet equivalents.

The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence interval. Simulations of over 300 historical market interest rate scenarios dating back to January 1978 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the fourth worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence limit). The hypothetical deterioration in market value of equity derived under the methodology described above represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2006, the Bank’s credit risk, market risk and operations risk capital requirements were $148 million, $195 million and $103 million, respectively. These requirements were $179 million, $229 million and $123 million, respectively, at December 31, 2005.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital to assets ratio of four percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital to assets ratio in an amount at least equal to five percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2006 or December 31, 2005. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Board. At all times during the three years ended December 31, 2006, the Bank was in compliance with these requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of December 31, 2006 and 2005.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	December 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Risk-based capital	$446	$2,598	$531	$2,796

Total capital	$2,226	$2,598	$2,594	$2,796
Total capital-to-assets ratio	4.00%	4.67%	4.00%	4.31%

Leverage capital	$2,783	$3,898	$3,243	$4,195
Leverage capital-to-assets ratio	5.00%	7.00%	5.00%	6.47%
From January 1, 2004 through September 29, 2005, the Bank’s Risk Management Policy contained a minimum total capital-to-assets target ratio of 4.25 percent, higher than the 4.00 percent ratio required under the Finance Board’s rules. The target ratio is subject to change by the Bank as it deems appropriate, subject to the Finance Board’s minimum requirements. On September 29, 2005, the Bank reduced the minimum total capital-to-assets target ratio to 4.10 percent.

Throughout the period from January 1, 2004 to July 31, 2005 (prior to the restatement described in the Bank’s Amended Form 10), the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s target operating capital ratio based upon the Bank’s pre-restatement capital and total assets for those periods. However, based upon its restated results, the Bank’s total capital-to-assets ratio at June 30, 2005 and July 31, 2005 was 4.09 percent and 4.10 percent, respectively. These ratios would suggest retrospectively that the Bank’s target capital-to-assets ratio was not met at all times during the subject period, although the Bank’s total capital-to-assets ratio, based on its restated financial results, never fell below the regulatory minimum during that period.
In August 2005 (immediately after discovering the errors that gave rise to the restatement and determining the required accounting corrections), the Bank sold/terminated substantially all of the financial instruments to which the errors related, which restored the Bank’s retained earnings to a positive balance. Therefore, on a restated basis, the Bank was in complete compliance with both the regulatory minimum capital requirement and its operating target capital ratio as of August 31, 2005 and has been in complete compliance ever since. While there can be no assurances, the Bank believes that it will not be subject to any regulatory sanctions as a result of having retrospectively fallen below its operating target capital ratio for these two monthly periods.
Critical Accounting Policies and Estimates
To understand the Bank’s financial position and results of operations, it is important to understand the Bank’s most significant accounting policies and the extent to which management uses judgment and estimates in applying those policies. These policies include those relating to the Bank’s accounting for derivatives and hedging activities, its estimation of the fair value of certain financial instruments, and the amortization of premiums and accretion of discounts associated with certain investment securities.
The Bank considers these policies to be critical because they require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Management bases its judgments and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions. For additional discussion regarding the application of these and other accounting policies, see Note 1 to the Bank’s audited financial statements included in this report.
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and floor agreements to manage its exposure to changes in interest rates. Through the use of these derivatives, the Bank may adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve its risk management objectives. By regulation, the Bank may only use derivatives to mitigate identifiable risks. Accordingly, all of the Bank’s derivatives are positioned to offset interest rate risk exposures inherent in its investment, funding and member lending activities.
SFAS 133 requires that all derivatives be recorded on the statement of condition at their fair value. Since the Bank does not have any cash flow hedges, changes in the fair value of all derivatives are recorded each period in current earnings. Under SFAS 133, the Bank is required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for hedge accounting, in which case offsetting losses or gains on the hedged assets or liabilities may also be recognized. Therefore, to the extent certain derivative instruments do not qualify for hedge accounting under SFAS 133, or changes in the fair values of derivatives are not exactly offset by changes in their hedged items, the accounting framework imposed by SFAS 133 introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets or liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, the Bank’s earnings may exhibit considerable volatility.
The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for hedge accounting under SFAS 133 and, if so, whether an assumption of no ineffectiveness can be made. In addition, the estimation of fair values (discussed below) has a significant impact on the actual results being reported.

At the inception of each hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate (LIBOR). Therefore, for this purpose, changes in the fair value of the hedged item (e.g., an advance, investment security or consolidated obligation) reflect only those changes in value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as “changes in the benchmark fair value”).
For hedging relationships that are designated as hedges and qualify for hedge accounting under SFAS 133, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents “hedge ineffectiveness.” If a hedging relationship qualifies for the short-cut method of accounting, the Bank can assume that the change in the benchmark fair value of the hedged item is equal to the change in the fair value of the derivative and, as a result, no ineffectiveness is recorded in earnings. However, SFAS 133 limits the use of the short-cut method to hedging relationships of interest rate risk involving a recognized interest-bearing asset or liability and an interest rate swap, and then only if nine specific conditions are met.
If the hedging relationship qualifies for hedge accounting but does not meet all nine conditions specified in SFAS 133, the assumption of no ineffectiveness cannot be made and the long-haul method of accounting is used. Under the long-haul method, the change in the benchmark fair value of the hedged item is calculated independently from the change in fair value of the derivative. As a result, the net effect is that the hedge ineffectiveness has an impact on earnings.
In all cases where the Bank is applying fair value hedge accounting, it is hedging interest rate risk through the use of interest rate swaps and caps. For those interest rate swaps and caps that are in fair value hedging relationships that do not qualify for the short-cut method of accounting, the Bank uses regression analysis to assess hedge effectiveness. Effectiveness testing is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the identified risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and to determine whether the hedge is expected to be highly effective in the future. Hedging relationships accounted for under the short-cut method are not tested for hedge effectiveness.
A hedge relationship is considered effective only if certain specified criteria are met. If a hedge fails the effectiveness test at inception, the Bank does not apply hedge accounting. If the hedge fails the effectiveness test during the life of the transaction, the Bank discontinues hedge accounting prospectively. In that case, the Bank continues to carry the derivative on its statement of condition at fair value, recognizes the changes in fair value of that derivative in current earnings, ceases to adjust the hedged item for changes in benchmark fair value and amortizes the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term. Unless and until the derivative is redesignated in a SFAS 133 fair value hedging relationship, changes in its fair value are recorded in current earnings without an offsetting change in the benchmark fair value from a hedged item.
Changes in the fair value of derivative positions that do not qualify for hedge accounting under SFAS 133 (economic hedges) are recorded in current earnings without an offsetting change in the benchmark fair value of the hedged item.
As of December 31, 2006, the Bank’s derivatives portfolio included $8.1 billion (notional amount) that was accounted for using the short-cut method, $37.9 billion (notional amount) that was accounted for using the long-haul method, and $5.7 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2005, the Bank’s derivatives portfolio included $12.8 billion (notional amount) that was accounted for using the short-cut method, $27.7 billion (notional amount) that was accounted for using the long-haul method, and $6.2 billion (notional amount) that did not qualify for hedge accounting.

Estimation of Fair Values
Certain of the Bank’s assets and liabilities, including derivatives and investments classified as available-for-sale and trading, are presented in the statements of condition at fair value. Under U.S. generally accepted accounting principles, the fair value of an asset or liability is the amount at which that asset could be bought or sold, or that liability could be incurred or settled in a current transaction between willing parties (that is, other than in a forced or liquidation sale). Fair values are estimated based upon quoted market prices where available. However, most of the Bank’s financial instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. In these cases, and in those instances where the Bank is calculating periodic changes in the benchmark fair values of hedged items for purposes of SFAS 133, such values are estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, prepayments, market volatility and other factors, taking into account current observable market data and experience. These assumptions may have a significant effect on the reported carrying values of assets and liabilities, including derivatives, and the related income and expense. The use of different assumptions could result in materially different net income and reported carrying values.
Management uses available market data from multiple sources whenever possible to validate its model assumptions. In addition, the fair values reported in the financial statements (exclusive of benchmark fair values) are compared to independent fair value estimates obtained from third parties. Significant differences, if any, are investigated. In addition, the Bank’s pricing model is subject to annual independent validation. The Bank continually refines its assumptions and valuation methodologies to reflect market indications more effectively.
The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner. However, valuations are subject to change as a result of external factors beyond the Bank’s control that have a substantial degree of uncertainty.
Amortization of Premiums and Accretion of Discounts
The Bank estimates prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”) requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument. Because actual prepayments often deviate from the estimates, the Bank periodically recalculates the effective yield to reflect actual prepayments to date and anticipated future prepayments. Anticipated future prepayments are estimated using externally developed mortgage prepayment models. These models consider past prepayment patterns and current and past interest rate environments to predict future cash flows.
Adjustments are recorded on a retrospective basis, meaning that the net investment in the instrument is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the instrument. As interest rates (and thus prepayment speeds) change, SFAS 91 can be the source of income volatility. Reductions in interest rates generally accelerate prepayments, which accelerate the amortization of premiums and reduce current earnings. Typically, declining interest rates also accelerate the accretion of discounts, thereby increasing current earnings. Conversely, in a rising interest rate environment, prepayments will generally extend over a longer period, shifting some of the premium amortization and discount accretion to future periods.
As of December 31, 2006, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $3.4 million and $3.9 million, respectively. At that date, the carrying values of these investment securities totaled $2.3 billion and $2.7 billion, respectively.
Prior to January 1, 2005, the Bank also estimated prepayments for purposes of amortizing premiums and accreting discounts associated with its mortgage loans held for portfolio. Effective January 1, 2005, the Bank began using the contractual method to amortize premiums and accrete discounts on mortgage loans. The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior. For more information regarding this change in accounting method, see the section above entitled “Results of Operations.”
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
FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank adopted FSP FAS 115-1 and FAS 124-1 as of January 1, 2006 and the adoption did not have a material impact on the Bank’s results of operations or financial condition.
SFAS 155
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133 to simplify the accounting for certain hybrid financial instruments by permitting (through an irrevocable election) fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided the hybrid financial instrument is measured in its entirety at fair value (with changes in fair value recognized currently in earnings). SFAS 155 also establishes the requirement to evaluate beneficial interests in securitized financial assets to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. This guidance replaces the interim guidance in DIG Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Bank elected to adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 has thus far not had any impact on the Bank’s results of operations or financial condition.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years. Early adoption is permitted, provided an entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial condition. The Bank intends to adopt SFAS 157 on January 1, 2008.
SAB 108
In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the year ended December 31, 2006 for the Bank), with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108. The initial application of SAB 108 did not have any impact on the Bank’s results of operations or financial condition.
SFAS 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Further, SFAS 158 requires disclosure in the footnotes to the financial statements of the impact of specified events on the net periodic benefit cost for the next fiscal year. The recognition and disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities, and as of the end of the fiscal year ending after June 15, 2007 for all other entities. Early adoption is permitted. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Bank elected to adopt SFAS 158 effective December 31, 2006. The adoption of SFAS

158 did not have any impact on the Bank’s results of operations, nor did it materially impact the Bank’s financial condition.
DIG B40
In January 2007, the DIG issued DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG B40”), which provides a narrow scope exception for certain securitized interests from the interest rate related embedded derivative tests required under paragraph 13(b) of SFAS 133. The guidance in DIG B40 is to be applied upon adoption of SFAS 155; however, an entity that adopted SFAS 155 prior to December 31, 2006 must apply the guidance in DIG B40 in the first reporting period beginning before December 31, 2006 for which financial statements have not yet been issued (the quarterly reporting period that began October 1, 2006 for the Bank). Additionally, if an entity had previously adopted SFAS 155 and, in doing so, had treated derivatives embedded in securitized financial assets in a manner consistent with the guidance in DIG B40, then that entity would not be required to retrospectively apply the guidance in DIG B40 to prior periods. The Bank adopted SFAS 155 on January 1, 2006. Subsequent to the date of adoption and prior to October 1, 2006, the Bank did not acquire any securitized interests to which DIG B40 would have applied. Accordingly, the Bank was not required to retrospectively apply the guidance in DIG B40. The implementation of DIG B40 has thus far not had a material impact on the Bank’s results of operations or financial condition.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted if an entity also early adopts the provisions of SFAS 157. The Bank intends to adopt SFAS 159 on January 1, 2008. The Bank has not yet determined if, or to what extent, it will elect to use the fair value option to value its financial assets and liabilities or the impact that the implementation of SFAS 159 will have on the Bank’s results of operations or financial condition.
Statistical Financial Information
Investment Portfolio
The following table summarizes the Bank’s trading securities at December 31, 2006, 2005 and 2004.
TRADING SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2006	2005	2004
Mortgage-backed securities
Government-sponsored enterprises	$22,204	$43,837	$76,976
Other	2,295	1,907	1,607

Total carrying value	$24,499	$45,744	$78,583

The following table presents supplemental information regarding the maturities and yields of the Bank’s trading securities as of December 31, 2006. Maturities are based on the contractual maturities of the securities.
TRADING SECURITIES
MATURITIES AND YIELD
(in thousands of dollars)

	Book Value	Yield
Mortgage-backed securities
Within one year	$1,419	7.65%
After one year through five years	20,785	6.86

	$22,204	6.42%

Other
Within one year	$2,295	2.94%

	$2,295	2.94%

The following table summarizes the Bank’s available-for-sale securities at December 31, 2006, 2005 and 2004.
AVAILABLE-FOR-SALE SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2006	2005	2004
U.S. government guaranteed obligations	$—	$—	$81,115
Government-sponsored enterprises(1)	51,290	88,056	4,487,350
FHLBank consolidated obligations(2)
FHLBank of Boston (primary obligor)	35,266	35,713	37,251
FHLBank of San Francisco (primary obligor)	6,675	6,674	15,228

	93,231	130,443	4,620,944

Mortgage-backed securities
Government-sponsored enterprises	432,391	643,347	904,562
Other	189,149	241,094	260,086

	621,540	884,441	1,164,648

Total carrying value	$714,771	$1,014,884	$5,785,592

(1)	The reduction from December 31, 2004 to December 31, 2005 was attributable to sales of securities that occurred during the third quarter of 2005. See section above entitled “Financial Condition – Investment Securities.”

(2)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

The following table presents supplemental information regarding the maturities and yields of the Bank’s available-for-sale securities as of December 31, 2006. Maturities are based on the contractual maturities of the securities.
AVAILABLE-FOR-SALE SECURITIES
MATURITIES AND YIELD
(in thousands of dollars)

	Book Value	Yield
Government-sponsored enterprises
After ten years	$51,290	19.02%

	$51,290	19.02%

FHLBank consolidated obligations
After one year through five years	$41,941	6.17%

	$41,941	6.17%

Mortgage-backed securities
Within one year	$18,466	6.65%
After one year through five years	508,202	6.21
After ten years	94,872	6.75

	$621,540	6.31%

The following table summarizes the Bank’s held-to-maturity securities at December 31, 2006, 2005 and 2004.
HELD-TO-MATURITY SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2006	2005	2004
U.S. government guaranteed obligations	$87,125	$164,513	$178,869
State or local housing agency obligations	5,965	6,810	7,825

	93,090	171,323	186,694

Mortgage-backed securities
U.S. government guaranteed obligations	43,556	61,107	94,691
Government-sponsored enterprises	5,163,238	5,574,518	5,307,058
Other	1,894,710	2,397,694	1,675,890

	7,101,504	8,033,319	7,077,639

Total carrying value	$7,194,594	$8,204,642	$7,264,333

The following table presents supplemental information regarding the maturities and yields of the Bank’s held-to-maturity securities as of December 31, 2006. Maturities are based on the contractual maturities of the securities.
HELD-TO-MATURITY SECURITIES
MATURITIES AND YIELD
(in thousands of dollars)

	Book Value	Yield
U.S. government guaranteed obligations
Within one year	$167	6.67%
After one year through five years	8,487	5.19
After five years through ten years	6,875	6.93
After ten years	71,596	5.13

	$87,125	5.28%

State or local housing agency obligations
After ten years	$5,965	5.65%

	$5,965	5.65%

Mortgage-backed securities
Within one year	$126	5.99%
After one year through five years	430,991	6.67
After five years through ten years	28,309	5.73
After ten years	6,642,078	5.78

	$7,101,504	5.83%

U.S. Government and government-sponsored agencies were the only issuers whose securities exceeded ten percent of the Bank’s total capital at December 31, 2006.
Loan Portfolio Analysis
The Bank’s outstanding loans, nonaccrual loans, and loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2006 were as follows:
COMPOSITION OF LOANS
(In thousands of dollars)

	Year ended December 31,
	2006	2005	2004	2003	2002
Advances	$41,168,141	$46,456,958	$47,112,017	$40,595,327	$36,868,743

Real estate mortgages	$449,626	$542,478	$706,203	$971,500	$1,395,913

Nonperforming real estate mortgages	$466	$2,375	$938	$1,133	$796

Real estate mortgages past due 90 days or more and still accruing interest(1)	$4,557	$6,418	$11,510	$19,975	$17,020

Interest contractually due during the year on nonaccrual loans	$32

Interest actually received during the year on nonaccrual loans	$16

(1)	Only government guaranteed loans continue to accrue interest after they become ninety days past due.

Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2006 is presented below. All activity relates to domestic real estate loans.
ALLOWANCE FOR CREDIT LOSSES
(In thousands of dollars)

	2006	2005	2004	2003	2002
Balance, beginning of year	$294	$355	$387	$437	$311
Chargeoffs	(27)	(5)	(6)	(23)	—
Provision (release of allowance) for credit losses	—	(56)	(26)	(27)	126

Balance, end of year	$267	$294	$355	$387	$437

Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2006.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.3%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.0
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	13.5
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	70.9
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.3

100.0%

Deposits
Time deposits in denominations of $100,000 or more totaled $44.7 million at December 31, 2006. These deposits mature as follows: $43.7 million in less than three months, $0.8 million in three to six months and the remaining $0.2 million in six to twelve months.
Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s short-term borrowings for the years ended December 31, 2006, 2005 and 2004 is provided in the following table. All short-term borrowings during these periods were discount notes.
SHORT-TERM BORROWINGS
(In millions of dollars)

	December 31,
	2006	2005	2004
Outstanding at year-end	$8,226	$11,220	$7,086
Weighted average rate at year-end	5.11%	3.83%	2.15%
Daily average outstanding for the year	$7,807	$8,237	$8,548
Weighted average rate for the year	5.00%	3.29%	1.38%
Highest outstanding at any month-end	$12,173	$14,516	$12,576

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The terms of member advances, investment securities, and the Bank’s consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of derivative financial instruments, primarily interest rate swaps, to hedge the risk arising from these sources.
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
The Bank utilizes risk measurements to monitor these risks. The Bank has made a substantial investment in sophisticated financial modeling systems to measure and analyze interest rate risk. These systems enable the Bank to routinely and formally measure its market value of equity and income sensitivity profiles under numerous interest rate scenarios, including scenarios of significant market stress. Management regularly monitors this information and provides the Bank’s Board of Directors with risk measurement reports. The Bank develops and implements funding and hedging strategies based on these periodic assessments.
The Bank’s Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Risk Management Policy restricts the amount of overall interest rate risk the Bank may assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent. The Bank develops its funding and hedging strategies to ensure compliance with these risk limits.
Business Objectives
The Bank serves as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing consolidated obligations in the capital markets and lending the proceeds to member institutions at slightly higher rates. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank’s goal is to manage its assets and liabilities in such a way that its aggregate interest spread is consistent across a wide range of interest rate environments.
The objective of maintaining a stable interest spread is complicated by the fact that the intermediation process outlined above cannot be executed for all of the Bank’s assets and liabilities on an individual basis. In the course of a typical business day, the Bank continuously offers a wide range of fixed and floating rate advances with maturities ranging from overnight to 30 years that members can borrow in amounts that meet their specific funding needs at any given point in time. At the same time, the Bank issues consolidated obligations to investors who have their own set of investment objectives and preferences for the terms and maturities of securities that they are willing to purchase.

Since it is not possible to consistently issue debt simultaneously with the issuance of an advance to a member in the same amount and with the same terms as the advance, or to predict ahead of time what types of advances members might want or what types of consolidated obligations investors might be willing to buy on any particular day, the Bank must have a ready supply of funds on hand at all times to meet member advance demand.
In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (many of which bear fixed interest rates) available for members to borrow in the form of advances. Holding fixed rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, however, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with a wide range of terms on the one hand, and consolidated obligations with an equally wide range of terms on the other, the Bank typically converts both assets and liabilities to a LIBOR floating rate index, and attempts to manage the interest spread between the pools of floating rate assets and liabilities.
This process of intermediating the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is, as often as practical, to contemporaneously execute interest rate exchange agreements when acquiring assets and/or issuing liabilities in order to convert the cash flows to LIBOR floating rates. Doing so reduces the Bank’s interest rate risk exposure, which allows it to preserve the value of, and earn more stable returns on, members’ capital investment.
However, in the normal course of business, the Bank also acquires assets with structural characteristics that reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets include small fixed rate, fixed term advances, fixed schedule amortizing advances and mortgage-related assets. These assets require the Bank to employ risk management strategies in which the Bank hedges against aggregated risks. The Bank may use fixed rate, callable or non-callable debt or interest rate exchange agreements to manage these aggregated risks.
Interest Rate Risk Measurement
As discussed above, the Bank measures and manages market risk by adhering to limitations on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Risk Management Policy restricts the amount of overall interest rate risk the Bank may assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent. This limitation was adopted concurrently with the Bank’s conversion to its new capital structure in September 2003. Since that time, the Bank has been in compliance with this limit at all times.
The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are calculated based on market conditions at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. In addition, the Bank routinely performs projections of its future earnings over a rolling horizon that includes the current year and at least the next two calendar years under a variety of interest rate and business environments.
Between December 2005 and December 2006, under scenarios that estimate the market value of equity under down 200 basis point interest rate shocks, the percentage increase (decrease) in the estimated market value of equity from the base case has ranged from (0.61 percent) to 1.05 percent. Under scenarios that estimate the market value of equity under up 200 basis point interest rate shocks, the percentage decrease in the estimated market value of equity from the base case has ranged from 3.28 percent to 5.88 percent. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2005 to December 2006. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points		Down 200 Basis Points		Up 100 Basis Points		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case
December 2005	2.804	2.647	-5.59%	2.808	0.17%	2.747	-2.01%	2.819	0.56%

January 2006	2.685	2.531	-5.76%	2.688	0.11%	2.631	-2.02%	2.699	0.53%
February 2006	2.683	2.560	-4.57%	2.678	-0.16%	2.643	-1.48%	2.689	0.23%
March 2006	2.668	2.511	-5.88%	2.681	0.47%	2.612	-2.10%	2.687	0.70%

April 2006	2.571	2.448	-4.79%	2.576	0.19%	2.526	-1.75%	2.585	0.56%
May 2006	2.641	2.495	-5.53%	2.669	1.05%	2.585	-2.14%	2.667	1.00%
June 2006	2.605	2.467	-5.31%	2.626	0.79%	2.554	-1.98%	2.627	0.85%

July 2006	2.528	2.422	-4.20%	2.522	-0.24%	2.490	-1.48%	2.536	0.32%
August 2006	2.589	2.504	-3.28%	2.573	-0.61%	2.561	-1.06%	2.590	0.04%
September 2006	2.655	2.565	-3.39%	2.653	-0.09%	2.624	-1.18%	2.662	0.27%

October 2006	2.434	2.346	-3.61%	2.423	-0.47%	2.405	-1.17%	2.436	0.09%
November 2006	2.476	2.380	-3.88%	2.469	-0.28%	2.444	-1.29%	2.480	0.16%
December 2006	2.575	2.471	-4.05%	2.567	-0.34%	2.540	-1.37%	2.580	0.17%

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
A positive duration of equity would mean, within a narrow range of interest rate movements, that for each one year of duration the estimated value of the Bank’s equity would be expected to decline by about 0.01 percent for every positive 0.01 percent change in the level of interest rates. A positive duration generally indicates that the value of the Bank’s assets is more sensitive to changes in interest rates than the value of its liabilities (i.e., that the duration of its assets is greater than the duration of its liabilities).
Conversely, a negative duration of equity would mean, within a narrow range of interest rate movements, that for each one year of negative duration the estimated value of the Bank’s equity would be expected to increase by about 0.01 percent for every positive 0.01 percent change in the level of interest rates. A negative duration generally indicates that the value of the Bank’s liabilities is more sensitive to changes in interest rates than the value of its assets (i.e., that the duration of its liabilities is greater than the duration of its assets).
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2005 through December 2006.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2005	0.43	(0.40)	0.04	1.25	3.25	4.77	(0.18)	(0.45)

January 2006	0.46	(0.43)	0.03	1.22	2.93	5.02	(0.01)	(0.47)
February 2006	0.43	(0.42)	0.01	0.79	2.29	4.28	(0.15)	(0.34)
March 2006	0.45	(0.41)	0.04	1.36	2.97	4.91	0.18	(0.30)

April 2006	0.43	(0.40)	0.03	1.15	2.42	3.86	0.06	(0.46)
May 2006	0.44	(0.38)	0.06	1.58	2.80	4.16	0.49	(0.08)
June 2006	0.42	(0.37)	0.05	1.43	2.67	4.07	0.35	(0.15)

July 2006	0.41	(0.39)	0.02	0.88	2.12	3.41	(0.15)	(0.63)
August 2006	0.40	(0.40)	0.00	0.53	1.64	2.95	(0.36)	(0.63)
September 2006	0.38	(0.37)	0.01	0.71	1.71	2.88	(0.09)	(0.33)

October 2006	0.40	(0.39)	0.01	0.62	1.83	3.28	(0.28)	(0.50)
November 2006	0.39	(0.38)	0.02	0.70	1.95	3.37	(0.19)	(0.37)
December 2006	0.38	(0.37)	0.02	0.74	2.05	3.47	(0.23)	(0.47)

In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and + 200 basis points parallel shifts in interest rates. In the down 100 and down 200 simulations, duration of equity is calculated under the assumption that interest rates instantaneously decline by 100 or 200 basis points, respectively.

Interest Rate Risk Components
The Bank manages the interest rate risk of a significant percentage of its assets and liabilities on a transactional basis. Using interest rate exchange agreements, the Bank pays (in the case of an asset) or receives (in the case of a liability) a coupon that is identical or nearly identical to the balance sheet item, and receives or pays, respectively, a floating rate typically indexed to LIBOR in return. The combination of the interest rate exchange agreement with the balance sheet item has the effect of reducing the duration of the asset or liability to the term to maturity of the LIBOR index, which is typically either one month or three months. After converting the assets and liabilities to LIBOR, the Bank can then focus on managing the spread between the assets and liabilities while remaining relatively insensitive to overall movements in market interest rates. The mismatch between the average time to repricing of the assets and the liabilities converted to floating rates in this manner can, however, cause the Bank’s duration of equity to fluctuate by as much as 0.50 years from month to month.
In the normal course of business, the Bank also acquires assets whose structural characteristics and/or size limit the Bank’s ability to enter into interest rate exchange agreements having mirror image cash flows. These assets include fixed rate, fixed-schedule, amortizing advances and mortgage-related assets. The Bank manages the interest rate risk of these assets by issuing non-callable liabilities, and by entering into interest rate exchange agreements that are not designated against specific assets or liabilities for accounting purposes (stand-alone derivatives). These hedging transactions serve to preserve the value of the asset and minimize the impact of changes in interest rates on the spread between the asset and liability due to maturity mismatches.
In the normal course of business, the Bank may issue fixed rate advances in relatively small blocks (e.g., $1.0 — $5.0 million) that are too small to efficiently hedge on an individual basis. These advances may require repayment of the entire principal at maturity or may have fixed amortization schedules that require repayment of portions of the original principal each month or at other specified intervals over their term. This activity tends to extend the Bank’s duration of equity. To monitor and hedge this risk, the Bank periodically evaluates the volume of such advances and issues a corresponding amount of fixed rate debt with similar maturities or enters into interest rate swaps to offset the interest rate risk created by the pool of fixed rate assets.
As of December 31, 2006, the Bank also holds approximately $6.3 billion of floating rate CMOs that reset monthly in accordance with one month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 7.0 and 8.0 percent. To offset a portion of the potential risk that the coupon on these securities might reach their caps at some point in the future, the Bank currently holds a total of $5.3 billion of stand-alone interest rate caps with strike rates of 6.75 percent, 7.0 percent and 8.0 percent and maturities ranging from 2007 to 2011. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
In addition, the Bank holds a portfolio of mortgage loans acquired through the MPF program which are funded with a combination of floating and fixed rate, non-callable debt. In order to more fully hedge the prepayment risk associated with these loans and offset the fair value losses that would have occurred on these loans had interest rates fallen, the Bank previously held an interest rate floor. Based on evidence that its fixed rate mortgage portfolio had become relatively insensitive to declining interest rates, the Bank determined that the interest rate floor was no longer needed and the position was terminated in 2004.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2005 and 2006, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
As noted above, the Bank typically manages interest rate risk on a transaction by transaction basis as much as possible. To the extent that the Bank finds it necessary or appropriate to modify its interest rate risk position, it would normally do so through one or more cash or interest rate derivative transactions, or a combination of both. For instance, if the Bank wished to shorten its duration of equity, it would typically do so by issuing additional fixed rate debt with maturities that correspond to the maturities of specific assets or pools of assets that have not previously been hedged. This same result might also be implemented by executing one or more interest rate swaps to convert specific assets from a fixed rate to a floating rate of interest. A similar approach would be taken if the Bank determined it was appropriate to extend rather than shorten its duration.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds based on credit ratings, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives with each counterparty are offset for purposes of determining credit exposure. The collateral exchange agreements require the delivery of collateral generally consisting of very liquid, highly rated asset types if maximum credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position. These agreements generally establish a maximum unsecured credit exposure threshold of $1 million that one party may have to the other. Once the counterparties agree to the valuations of the interest rate exchange agreements, and it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero.
As of December 31, 2006 and 2005, the Bank had outstanding interest rate derivative contracts with 18 and 19 different counterparties, respectively, all of which had long-term credit ratings of A3 or higher. None of these counterparties are member institutions, and none were affiliated with a member prior to March 31, 2005. Affiliates of two of the Bank’s counterparties (Citigroup and Wachovia) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. The Bank has continued to enter into interest rate exchange agreements with Citigroup and Wachovia in the normal course of business and under the same terms and conditions since the member acquisitions were completed.
A large percentage of the transactions, representing 88 percent and 90 percent, respectively, of the notional principal of the derivatives and 100 percent of the maximum credit exposure, were with counterparties having ratings of Aa3 or higher. As of December 31, 2006 and 2005, the Bank’s maximum credit exposure to its interest rate derivative counterparties was $95.2 million and $0.6 million, respectively. At December 31, 2006, the Bank held $53.3 million of collateral and had rights to an additional $44.3 million of collateral which was not yet received, reducing the maximum credit exposure to zero. At December 31, 2005, the Bank held $0.4 million of collateral and had rights to an additional $0.2 million of collateral which was not yet received, reducing the maximum credit exposure to zero. The credit ratings referred to above were provided by Moody’s. The following table provides additional information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2006 and 2005.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
December 31, 2006
Aa(4)	16	$45,670.8	$95.2	$53.3	$44.3	$—
A	2	5,987.3	—	—	—	—

Total	18	$51,658.1	$95.2	$53.3	$44.3	$—

December 31, 2005
Aa(4)	17	$41,885.8	$0.6	$0.4	$0.2	$—
A	2	4,873.1	—	—	—	—

Total	19	$46,758.9	$0.6	$0.4	$0.2	$—

(1)	Credit ratings provided by Moody’s.

(2)	Includes amounts that had not settled as of December 31, 2006 and 2005.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2006 and 2005 credit exposures. Collateral valued at $44.0 million was delivered under these agreements in January 2007. No collateral was delivered under these agreements in January 2006 as the amount due was less than the minimum call amount.

(4)	The figures for Aa-rated counterparties as of December 31, 2006 and 2005 include transactions with one counterparty that became affiliated with a member institution in 2005. This member’s Ninth District Charter was terminated on October 1, 2006 and as of December 31, 2006 the counterparty is affliated with a non-member shareholder of the Bank. Transactions with that counterparty as of December 31, 2006 and 2005 had an aggregate notional principal of $2.2 billion and $2.6 billion, respectively. The transactions did not represent a credit exposure to the Bank as of December 31, 2006 and 2005. In addition, the figures for Aa-rated counterparties as of December 31, 2006 and 2005 include transactions with a counterparty that became affiliated with a member institution in 2006. Transactions with this counterparty as of both December 31, 2006 and 2005 had an aggregate notional principal of $0.4 billion and did not represent a credit exposure to the Bank.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2006, 2005 and 2004, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-44.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2006 and 2005.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$676,154	$702,557	$757,911	$752,580	$2,889,202

Net interest income	51,918	51,672	55,328	57,374	216,292

Other income (loss)
Net gains (losses) on trading securites	(657)	(395)	231	(72)	(893)
Net gains (losses) on derivatives and hedging activities	(3,024)	(1,034)	(4,622)	3,223	(5,457)
Gains (losses) on early extinguishment of debt	856	267	145	(522)	746
Other, net	1,639	1,671	1,787	1,786	6,883

Other expense	12,885	13,605	11,162	12,168	49,820

Net income	27,560	27,896	30,448	36,276	122,180

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$471,289	$538,517	$626,535	$656,395	$2,292,736

Net interest income	54,696	58,916	55,776	53,171	222,559

Other income (loss)
Net loss on trading securites	(2,096)	(337)	(1,315)	(694)	(4,442)
Net gains (losses) on derivatives and hedging activities	(9,273)	(139,413)	56,577	822	(91,287)
Gains on early extinguishment of debt	238	564	683	990	2,475
Net realized gains on sales of available-for-sale securities	—	—	245,395	—	245,395
Other, net	1,342	1,322	1,472	1,308	5,444

Other expense	10,488	11,260	11,923	16,552	50,223

Income (loss) before cumulative effect of change in accounting principle	25,105	(66,493)	254,445	28,422	241,479

Net income (loss)	26,013	(66,493)	254,445	28,422	242,387
Effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of mortgage loan premiums and discounts from the retrospective method to the contractual method under SFAS 91. As a result of this change, which is more fully described in Note 2 to the Bank’s audited financial statements, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, the cumulative adjustment increased net income for the first quarter of 2005 by $908,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Bank’s Board of Directors is comprised of 19 directorships. Eleven directors are elected by the Bank’s member institutions and eight directors are appointed by the Finance Board. Currently, five appointive directorships are vacant.
Directors serve three-year terms that commence on January 1 and end on December 31. Elected directors cannot serve more than three consecutive terms. There is no limit on the number of terms that an appointed director can serve.
Elected Directors
Each year the Finance Board designates the number of elective directorships for each state in the Bank’s district. The Finance Board allocates the elective directorships among the states in the Bank’s district as follows: (1) one elective directorship is allocated to each state; (2) if the total number of elective directorships allocated pursuant to clause (1) is less than eight, the Finance Board allocates additional elective directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of elective directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Board allocates such additional elective directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Board may approve additional discretionary elective directorships. The Finance Board’s annual designation of the Bank’s elective directorships for 2006 and 2007 was as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the elective directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 6 (the number of elective directorships for Texas includes two discretionary elective directorships).
To be eligible to serve as an elected director, a candidate must be: (1) a citizen of the United States and (2) an officer or director of a member institution that is located in the represented state and that meets all of the minimum capital requirements established by its federal or state regulator. For purposes of election of directors, a member is deemed to be located in the state in which a member’s principal place of business is located as of December 31 of the calendar year immediately preceding the election year (“Record Date”). A member’s principal place of business is the state in which such member maintains its home office as established in conformity with the laws under which it is organized; provided, however, a member may request in writing to the FHLBank in the district where such member maintains its home office that a state other than the state in which it maintains its home office be designated as its principal place of business. Within 90 calendar days of receipt of such written request, the board of directors of the FHLBank in the district where the member maintains its home office shall designate a state other than the state where the member maintains its home office as the member’s principal place of business, provided all of the following criteria are satisfied: (a) at least 80 percent of such member’s accounting books, records, and ledgers are maintained, located or held in such designated state; (b) a majority of meetings of such member’s board of directors and constituent committees are conducted in such designated state; and (c) a majority of such member’s five highest paid officers have their place of employment located in such designated state.
Candidates for elective directorships are nominated by members located in the state to be represented by that particular directorship. In certain cases, it is possible for directors to be elected without a vote, such as when the number of nominees from a state is equal to or less than the number of directorships to be filled from that state. In that case, the Bank shall notify the members in the affected voting state in writing (in lieu of providing a ballot) that the directorships are to be filled without an election due to a lack of nominees.

For each directorship that is to be filled in an election, each member institution that is located in the state to be represented by the directorship is entitled to cast one vote for each share of capital stock that the member was required to hold as of the Record Date; provided, however, that the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of capital stock that are required to be held as of the Record Date by all members located in the state to be represented. The effect of limiting the number of shares that a member may vote to the average number of shares required to be held by all members in the member’s state is generally to equalize voting rights among members. Members required to hold the largest number of shares above the average generally have proportionately less voting power, and members required to hold a number of shares closer to or below such average have proportionately greater voting power than would be the case if each member were entitled to cast one vote for each share of stock it was required to hold. A member may not split its votes among multiple nominees for a single directorship, nor, where there are multiple directorships to be filled for a voting state, may it cumulatively vote for a single nominee. Any ballots cast in violation of these restrictions shall be void.
No shareholder meetings are held for the election of directors; the entire election process is conducted by mail. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. No director, officer, employee, attorney or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for an elective directorship. In the event of a vacancy in any elective directorship, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether such remaining directors constitute a quorum of the Bank’s Board of Directors. A director so elected shall satisfy the requirements for eligibility which were applicable to his or her predecessor.
Appointed Directors
To be eligible to serve as an appointed director, a person must be: (1) a citizen of the United States and (2) a resident in the Bank’s district. Additionally, an appointed director is prohibited from serving as an officer of any FHLBank or as a director or officer of a member of any FHLBank. Lastly, an appointed director is prohibited from holding shares or other financial interests in a member of the Bank. By statute, at least two of the appointed directors must be representatives from organizations with more than a two-year history of representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections. In the event of a vacancy in any appointive directorship, such vacancy is to be filled through appointment by the Finance Board for the unexpired term.
On January 24, 2007, the Finance Board issued an interim final rule establishing procedures for the selection of appointed directors of the FHLBanks. The procedures require the board of directors of each FHLBank to submit to the Finance Board (annually, on or before October 1) a list of nominees who meet the statutory eligibility requirements and are otherwise well-qualified to fill the appointive directorships that will become vacant at the end of that calendar year. The interim final rule required each FHLBank to submit two nominees for each vacant appointive directorship to the Finance Board for its consideration. The nominations must be accompanied by a completed eligibility form, which sets forth the qualifications of each nominee to serve on the board of directors of that FHLBank. The Finance Board intends to use the lists provided by each FHLBank to select individuals to serve as appointed directors on that FHLBank’s board of directors. The Finance Board may decline, in its sole discretion, to appoint any of the individuals on a FHLBank’s initial list of individuals and, if so, may require that FHLBank to submit a supplemental list of nominees for its consideration. As a temporary, one-time provision for filling the appointive directorships that are currently vacant, the rule requires each FHLBank to submit a list of eligible and qualified individuals to the Finance Board on or before March 31, 2007. In accordance with the provisions of the interim final rule, the Bank’s Board of Directors submitted its list of 10 nominees for the Bank’s five currently vacant appointive directorships on March 17, 2007. Under the rule, the Finance Board did not establish a date by which it intends or expects to fill the currently vacant appointive directorships.
On March 27, 2007, the Finance Board adopted a final rule establishing procedures for the selection of appointed directors to the boards of the FHLBanks. The provisions of the final rule are substantially the same as those contained in the interim final rule with the exception that each FHLBank is required to submit one nominee for each vacant appointive directorship and is allowed, but not required, to submit one additional nominee for each vacant appointive directorship.

2007 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 30, 2007):

		Director	Expiration of	Board
Name	Age	Since	Term as Director	Committees
Lee R. Gibson, Chairman (Elected)	50	2002	2008	(a)(b)(c)(d)(e)(f)
Mary E. Ceverha, Vice Chairman (Appointed)	62	2004	2007	(a)(b)(c)(d)(e)(f)
Tyson T. Abston (Elected)	41	2007	2009	(a)(e)
Sarah S. Agee (Appointed)	61	2004	2007	(d)(e)
H. Gary Blankenship (Elected)	66	2007	2009	(d)(e)
Bobby L. Chain (Appointed)	77	2004	2007	(b)(c)
James H. Clayton (Elective directorship)	55	2005	2007	(d)(e)(f)
Howard R. Hackney (Elected)	67	2003	2008	(a)(b)(f)
Will C. Hubbard (Elected)	60	2002	2008	(a)(c)
Melvin H. Johnson, Jr. (Elected)	65	2006	2008	(d)(e)
Charles G. Morgan, Jr. (Elected)	45	2004	2009	(b)(c)
Anthony S. Sciortino (Elected)	59	2003	2009	(c)(d)(f)
John B. Stahler (Elected)	58	2001	2007	(a)(b)(f)
Robert Wertheim (Elected)	74	2002	2007	(c)(e)(f)

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Government Relations Committee

(e)	Member of Affordable Housing and Economic Development Committee

(f)	Member of Executive Committee
Lee R. Gibson is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2007. Mr. Gibson serves as Executive Vice President and Chief Financial Officer of Southside Bank (a member of the Bank) and its publicly traded holding company, Southside Bancshares, Inc. (Tyler, Texas). He has served as Executive Vice President since 1990 and as Chief Financial Officer since 2000. Mr. Gibson also serves as a director of Southside Bank. Before joining Southside Bank in 1984, Mr. Gibson served as an auditor for Ernst & Young. He currently serves on the Council of Federal Home Loan Banks and the Executive Board of the East Texas Area Council of Boy Scouts. Mr. Gibson also serves as Chairman of the Executive Committee of the Bank’s Board of Directors. He is a Certified Public Accountant.
Mary E. Ceverha is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since December 2005. From January 2005 to December 2005, she served as Acting Vice Chairman of the Board of Directors of the Bank. From 2001 to 2005, Ms. Ceverha served as a director and president of Trinity Commons, Inc. From 2001 to 2004, she also served as a director and president of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, these not-for-profit enterprises were organized to coordinate fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She currently serves as Vice Chair of the foundation’s Government Relations Committee and remains active in its fundraising efforts. Ms. Ceverha also serves on the Council of Federal Home Loan Banks and is a member of the Greater Dallas Planning Council. Further, she serves on the steering committee of the President’s Council for the University of Texas Southwestern Medical Center, which raises funds for medical research. She is a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha also serves as Vice Chairman of the Executive Committee of the Bank’s Board of Directors.
Tyson T. Abston serves as President and Chief Executive Officer of Guaranty Bond Bank in Mount Pleasant, Texas. He has served as President of Guaranty Bond Bank, a member of the Bank, since 2002 and as Chief Executive Officer since December 2005. From 1997 to 2002, Mr. Abston served as Executive Vice President of Guaranty Bond Bank. He previously held various positions with Guaranty Bond Bank from 1988 to 1992. From 1993 to 1997, Mr. Abston served as Executive Vice President and Chief Financial Officer of First Heritage Bank. He also serves as President of Guaranty Bancshares, Inc., Guaranty Bond Bank’s privately held holding company, and has served in that capacity since June 2004. Mr. Abston currently serves on the boards of directors of the Mount Pleasant Habitat for Humanity and the Mount Pleasant Industrial Foundation.
Sarah S. Agee served as an elected representative in the Arkansas House of Representatives from 1999 to 2004. From 2001 to 2004, she served on the legislature’s State Agencies and Governmental Affairs Committee. In 2003 and 2004, Ms. Agee served as the committee’s chairman. Since January 1, 2005, Ms. Agee has served as a policy advisor to the governor of Arkansas and as his liaison to the state legislature. In addition, she operates a family farm and cattle-raising operation in Northwest Arkansas. Ms. Agee previously served on the Prairie Grove School Board and Prairie Grove Police Committee. She currently serves as Vice Chairman of the Government Relations Committee of the Bank’s Board of Directors.
H. Gary Blankenship is the founder, Chairman and Chief Executive Officer of Bank of the West (a member of the Bank) and its privately held holding company, Greater Southwest Bancshares, Inc. (Irving, Texas). Mr. Blankenship has served as Chairman and Chief Executive Officer of both companies since their inception in 1986. He also serves on the board of directors of Bank of Vernon and as a trustee for the Independent Bankers Association Bond Trust. Mr. Blankenship previously served on the boards of directors of Irving National Bank and National Bancshares, Inc.
Bobby L. Chain is the founder, Chairman and Chief Executive Officer of Chain Electric Company, a multi-state commercial, industrial and utility contractor in Hattiesburg, Mississippi. He has served as Chairman and Chief Executive Officer since 1994. Prior to that, he served as President and Chief Executive Officer from the company’s inception in 1955 until 1994. Mr. Chain currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.
James H. Clayton serves as Chairman and Chief Executive Officer of Planters Bank and Trust Company in Indianola, Mississippi. Mr. Clayton joined Planters Bank and Trust Company, a member of the Bank, in 1976 and has served as Chairman and Chief Executive Officer since 2003. From 1984 to 2003, he served as President and Chief Executive Officer. Mr. Clayton also serves as a director of Planters Holding Company. Mr. Clayton is a past president of the Indianola Chamber of Commerce and he currently serves as Vice Chairman of the Mississippi Bankers Association. He previously served on the Government Relations Council of the American Bankers Association (ABA) and was a member of its BankPac Committee. In February 2005, Mr. Clayton was appointed by the Bank’s Board of Directors to fulfill the unexpired term of an elected director representing Mississippi. He currently serves as Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
Howard R. Hackney is a director of Texas Bank and Trust Company in Longview, Texas (a member of the Bank). From 1995 until his retirement in May 2004, Mr. Hackney served as President of Texas Bank and Trust Company. Since May 2004, he has provided consulting services to Texas Bank and Trust Company. In May 2005, Mr. Hackney was appointed to serve on the board of directors of Martin Midstream GP LLC, the general partner of Martin Midstream Partners L.P., a publicly traded master limited partnership. He also serves as Vice Chairman of the East Texas Corridor Council and is an adjunct faculty member at LeTourneau University Business School. Mr. Hackney previously served on the boards of directors of the Good Shepherd Medical Center and the Sabine Valley MHMR Foundation. He currently serves as Chairman of the Bank’s Audit Committee.
Will C. Hubbard has served as President and Chief Executive Officer of Citizens National Bank of Bossier City, a member of the Bank, since 1990. Mr. Hubbard is a past president of the Louisiana Bankers Association and he currently serves on the board of directors of First National Banker’s Bank (“First National”) in Baton Rouge, Louisiana. First National is also a member of the Bank. Mr. Hubbard currently serves on the boards of directors of the Community Bankers of Louisiana and the Greater Bossier Economic Development Foundation. He also serves as Vice Chairman of the Risk Management Committee of the Bank’s Board of Directors.
Melvin H. Johnson, Jr. has served as a board member, President and Chief Executive Officer of First-Lockhart National Bank (“First-Lockhart”) in Lockhart, Texas since 1997. Mr. Johnson also serves as a director and President of Lockhart Bankshares–Texas, Inc., First-Lockhart’s privately held holding company. Before joining First-Lockhart, a member of the Bank, he served as President and Senior Lending Officer for Citizens State Bank in

Ganado, Texas from 1994 to 1997. Mr. Johnson is a past president of the South Central Texas Bankers Association and he previously served on the boards of directors of the Independent Bankers Association of Texas and the Lockhart Chamber of Commerce. He currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors. Mr. Johnson is a Certified Lender – Business Banker.
Charles G. Morgan Jr. serves as President and Chief Executive Officer of Pine Bluff National Bank in Pine Bluff, Arkansas. Mr. Morgan joined Pine Bluff National Bank, a member of the Bank, in 1987 and has served as President and Chief Executive Officer since February 2006. From February 2005 to February 2006, he served as President and Chief Operating Officer and from 1997 to February 2005 he served as Executive Vice President. Since February 2006, Mr. Morgan has also served as President of Jefferson Bancshares, Inc., Pine Bluff National Bank’s privately held holding company. He currently serves as Chairman of the Economic Development Alliance of Jefferson County and as Vice Chairman of the Jefferson Hospital Association. Mr. Morgan also serves on the board of directors of the Jefferson Regional Medical Center. He previously served on the board of directors of the United Way of Southeast Arkansas and is a past chairman of the Greater Pine Bluff Chamber of Commerce. Mr. Morgan currently serves as Vice Chairman of the Bank’s Audit Committee.
Anthony S. Sciortino has served as a board member, President and Chief Executive Officer of State-Investors Bank in Metairie, Louisiana since 1985. He joined State-Investors Bank, a member of the Bank, in 1975. Mr. Sciortino currently serves on the board of directors of the Better Business Bureau of Greater New Orleans, and is a board member and treasurer of the New Orleans Area Habitat for Humanity. He is a past chairman of the Community Bankers of Louisiana. He currently serves as Chairman of the Government Relations Committee of the Bank’s Board of Directors. Mr. Sciortino previously served as a director of the Bank from 1990 to 1996.
John B. Stahler has served as a board member, President and Chief Executive Officer of American National Bank in Wichita Falls, Texas since 1979. He joined American National Bank (“ANB”), a member of the Bank, in 1976. Mr. Stahler also serves as a director and President of AmeriBancShares, Inc., ANB’s privately held holding company. He is a past president of the Texas Bankers Association and has served on the ABA’s Government Relations Committee and its BankPac Committee. Mr. Stahler currently serves as Chairman of the Risk Management Committee of the Bank’s Board of Directors.
Robert Wertheim has served as Chairman and Chief Executive Officer of Charter Companies, Inc. since 1976 and as Chairman of its affiliates (Charter Bank, a member of the Bank, Charter Southwest Commercial, Inc. and Charter Insurance Services, Inc.) since 1986. Mr. Wertheim also served as President of Charter Companies, Inc. from 1976 until 2000 and as President and Chief Executive Officer of Charter Bank from 1986 to 2001. He also served as President and Chief Executive Officer of Charter Southwest Commercial, Inc. from 1986 to 1992 and as its Chief Executive Officer from 1992 until 2000. Previously, Mr. Wertheim served on the Board of Governors and Executive Committee of the Mortgage Bankers Association of America and on the Board of Directors of Presbyterian Healthcare Services. He currently serves on the National Advisory Board of the Anderson School of Management at the University of New Mexico and as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. Mr. Wertheim is a Certified Mortgage Banker.
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that Mr. Gibson qualifies as an “audit committee financial expert” as defined by SEC rules. The Bank is required by SEC rules to disclose whether Mr. Gibson is “independent” and, in making that determination, is required to apply the independence standards of a national securities exchange or an inter-dealer quotation system. For this purpose, the Bank has elected to use the independence standards of the New York Stock Exchange. Under those standards, the Bank’s Board of Directors has determined that presumptively its elected directors, including Mr. Gibson, are not independent. However, Mr. Gibson is independent under applicable Finance Board regulations. For more information regarding director independence, see Item 13 – Certain Relationships and Related Transactions, and Director Independence.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 30, 2007). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Terry Smith	50	President and Chief Executive Officer	1986
Paul Joiner	54	Senior Vice President and Chief Risk Officer	1986
Karen Krug	48	Senior Vice President, Chief Administrative Officer and Corporate Secretary	2002
Tom Lewis	44	Senior Vice President and Chief Accounting Officer	2003
Nancy Parker	54	Senior Vice President and Chief Information Officer	1994
Michael Sims	41	Senior Vice President and Chief Financial Officer	1998
Terry Smith serves as President and Chief Executive Officer of the Bank and has served in such capacity since August 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of the Bank, responsible for the financial and risk management, credit and collateral, financial services, accounting, and information systems functions. Mr. Smith joined the Bank in January 1986 to coordinate the hedging and asset/liability management functions, and was promoted to Chief Financial Officer in 1988. He served in that capacity until his appointment as Chief Operating Officer in 1991. Mr. Smith currently serves as Vice Chairman of the Board of Directors of the FHLBanks’ Office of Finance and as Chairman of the Audit Committee of the FHLBanks’ Office of Finance. He also serves on the Council of Federal Home Loan Banks and the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions. Mr. Smith currently serves as Chairman of the Investment Committee for the Pentegra Defined Benefit Plan for Financial Institutions.
Paul Joiner serves as Senior Vice President and Chief Risk Officer of the Bank and has served in this capacity since June 2006. In this role, Mr. Joiner has responsibility for the Bank’s risk management functions and income forecasting. Prior to being named Chief Risk Officer, Mr. Joiner served as Chief Strategy Officer for the Bank. As Chief Strategy Officer, he had responsibility for corporate planning and research, including market research and analysis. He joined the Bank in August 1983 and served in various marketing and financial positions prior to his appointment as Director of Research and Planning in September 1999, a position he held until his appointment as Chief Strategy Officer in February 2005. Mr. Joiner served as a Vice President of the Bank from 1986 until 1993, when he was promoted to Senior Vice President.
Karen Krug serves as Senior Vice President, Chief Administrative Officer and Corporate Secretary and has served in that capacity since August 2002. She has responsibility for corporate administration, including human resources, legal, government relations and corporate communications. In February 2005, Ms. Krug’s responsibilities were expanded to include community investment. She previously held various administrative positions with the Bank from 1983 through 1993. From 1997 to August 2002, Ms. Krug served as Director of Corporate Strategy & Communications and Assistant Corporate Secretary for Campbell-Ewald, a national advertising and communications firm.
Tom Lewis serves as Senior Vice President and Chief Accounting Officer of the Bank. He joined the Bank in January 2003 as Vice President and Controller and was promoted to Senior Vice President in April 2004 and to Chief Accounting Officer in February 2005. From May 2002 through December 2002, Mr. Lewis served as Senior Vice President and Chief Financial Officer for Trademark Property Company (“Trademark”), a privately held commercial real estate developer. Prior to joining Trademark, Mr. Lewis served as Senior Vice President, Chief Financial Officer and Controller for AMRESCO Capital Trust (“AMCT”), a publicly traded real estate investment trust, from February 2000 to May 2002. From the company’s inception in 1998 until February 2000, he served as Vice President and Controller of AMCT. Mr. Lewis is a Certified Public Accountant.
Nancy Parker serves as Senior Vice President and Chief Information Officer of the Bank. Ms. Parker has served as Chief Information Officer since January 1999. In addition to information technology, Ms. Parker oversees banking operations, production support services, security, and property and facilities management. She joined the Bank in February 1987 as a Senior Systems Analyst, and was promoted to Financial Systems Manager in 1991 and to

Information Technology Director in 1993. Ms. Parker served as a Vice President of the Bank from 1994 to 1996. In 1996, she was promoted to Senior Vice President. In February 2005, Ms. Parker’s responsibilities were expanded to include banking operations.
Michael Sims serves as Senior Vice President and Chief Financial Officer of the Bank. Prior to his appointment as Chief Financial Officer in February 2005, Mr. Sims served as Treasurer of the Bank. From February 2005 to February 2006, he served as both Chief Financial Officer and Treasurer of the Bank. Mr. Sims joined the Bank in 1989 and has served in various financial and asset/liability management positions during his tenure with the institution. Since November 1998, he has had overall responsibility for the Bank’s treasury operations. In February 2005, Mr. Sims’ responsibilities were expanded to include member sales. Mr. Sims served as a Vice President of the Bank from 1998 to 2001. In 2001, he was promoted to Senior Vice President.
Relationships
There are no family relationships among any of the Bank’s directors or executive officers. Except as described above, none of the Bank’s directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which that director or executive officer was selected.
Code of Ethics
The Board of Directors has adopted a code of ethics that applies to the Bank’s President and Chief Executive Officer, Chief Accounting Officer (who serves as the Bank’s principal financial and accounting officer), and Chief Financial Officer (collectively, the Bank’s “Senior Financial Officers”). Annually, the Bank’s Senior Financial Officers are required to certify that they have read and complied with the Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics for Senior Financial Officers is filed as an exhibit to this report and is also available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas” then “Governance” and then “Code of Ethics for Senior Financial Officers.”
The Board of Directors has also adopted a Code of Conduct and Ethics that applies to all employees and directors of the Bank, including the Senior Financial Officers. The Code of Conduct and Ethics embodies the Bank’s commitment to the highest standards of ethical and professional conduct. The Code of Conduct and Ethics sets forth policies on standards for conduct of the Bank’s business, the protection of the rights of the Bank and others, and compliance with laws and regulations applicable to the Bank and its employees and directors. All employees and directors are required to annually certify that they have read and complied with the Code of Conduct and Ethics. A copy of the Code of Conduct and Ethics is available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas” then “Governance” and then “Code of Conduct and Ethics.”
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation and Human Resources Committee of the Board of Directors has responsibility for, among other things, establishing, reviewing and monitoring compliance with the Bank’s compensation philosophy. In support of that philosophy, the Committee is responsible for designing and implementing compensation and benefit programs that are consistent with our short- and long-term business strategies and objectives. The Committee’s recommendations regarding our compensation philosophy and benefit programs are subject to the approval of our Board of Directors.
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to assist the Bank in achieving its short- and long-term strategic business objectives. We attempt to accomplish this goal through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 105. Our named executive officers are: Terry Smith, President and Chief Executive Officer; Tom Lewis, Senior Vice President and Chief Accounting Officer, who serves as our principal financial officer; Nancy Parker, Senior Vice President and Chief Information Officer; Michael Sims, Senior Vice President and Chief Financial Officer; and Paul Joiner, Senior Vice President and Chief Risk Officer.
For our named executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s individual performance and our overall business results. For our executives, the Board of Directors has defined our competitive market as the other 11 Federal Home Loan Banks (“FHLBanks”) and financial services institutions with approximately $20 billion in assets. Aside from the other FHLBanks, we believe that financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based and/or long-term incentive compensation, we purposely limit our comparative analysis for total direct compensation to base salary and short-term incentive pay as we do not offer either equity-based or long-term incentives. It is our overall intent to provide total compensation for our named executive officers at or near the competitive market median for comparable positions, exclusive of equity-based and long-term incentive compensation. For this purpose, our targeted annual incentive opportunities are intended to provide awards at or near the market median.
With the exception of our tax-qualified defined benefit pension plan, we generally apply this philosophy to each of the direct and indirect components of our compensation program. Because our tax-qualified pension plan has greater value to our longest-tenured employees (including most of our named executive officers), we have elected to provide a benefit under this plan which is above the market median. This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees and executives by enhancing what is generally considered by most employees to be a very valuable benefit. Further, to make up for a portion of the lost pension benefit under the tax-qualified plan (due to limitations imposed by the Internal Revenue Code), we have established a supplemental executive retirement plan for our key executives. The supplemental plan is a defined contribution plan that we believe (when coupled with our tax-qualified plan) will help us retain our key executives.
Responsibility for Compensation Decisions
The Board of Directors makes all decisions regarding the compensation of Mr. Smith, our President and Chief Executive Officer. His performance is reviewed annually by the Chairman of the Board, Vice Chairman of the Board and the Chairman of the Compensation and Human Resources Committee. Their assessment of Mr. Smith’s performance and recommendations regarding his compensation are then shared with the Committee and the full Board. The Board of Directors is responsible for reviewing and approving and has discretion to modify any of the recommendations regarding Mr. Smith’s compensation that are made jointly by the Chairman of the Board, Vice Chairman of the Board and the Chairman of the Compensation and Human Resources Committee.
Mr. Smith annually reviews the performance and has responsibility and authority for setting the base salaries of all other executive officers of the Bank, including our other named executive officers. While Mr. Smith shares his base salary recommendations (including supporting competitive market pay data and his assessments of each executive’s individual performance) with the Committee and the full Board, approval by the Committee or Board of Directors is not required.
The performance reviews for all of our named executive officers are conducted in December of each year and salary adjustments, if any, are typically made on January 1 of the following year. Mr. Smith can make additional base salary adjustments at any time during the year if warranted based on compelling market data, job performance and/or other internal factors, such as a change in job responsibilities. In the absence of a promotion or a change in an officer’s job responsibilities, base salary adjustments on any date other than January 1 are rare.

The Board of Directors is responsible for approving our annual short-term incentive compensation plan known as the Variable Pay Program. This plan provides all regular, full-time employees, including our named executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending to the Board of Directors the approval of the plan and the annual profitability and corporate operating goals that will be applicable under the plan in any given year.
Acting upon recommendations from the Committee, the Board of Directors is also responsible for approving any proposed revisions to our defined benefit and defined contribution plans, our Reduction in Workforce Policy and any other benefit plan as the Committee or Board of Directors deems appropriate. Further, the Board of Directors approves all contributions to our supplemental executive retirement plan.
Use of Compensation Consultants and Surveys
Periodically, we will engage an independent compensation consultant to help ensure that the elements of our executive compensation program are both competitive and targeted at or near market-median compensation levels. In 2003 (for compensation to be awarded in 2004), we engaged Lawrence Associates to conduct a competitive market pay study for our named executive officers. We recently engaged Lawrence Associates to perform a similar study for compensation to be awarded in 2007 (the 2007 compensation for our named executive officers is discussed below under the heading “2007 Compensation Decisions”).
Lawrence Associates utilizes compensation and specific salary survey data provided by the Economic Research Institute (“ERI”), a recognized leader in survey analyses and web-based collection of compensation survey data. The ERI database consists of both proxy information and a compilation of compensation data obtained from numerous sources, including subscriber provided data and purchased surveys. While the information gathered from proxies can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Lawrence Associates uses ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Nondepository institutions”). Using regression analysis, the ERI software database enables Lawrence Associates to statistically approximate the competitive market survey data for the requested executive positions at the desired asset size level.
Each year, we also utilize the results from two commercially available survey sources (the Watson Wyatt Financial Institution Compensation Benchmark Survey and William Mercer Benchmark Database Surveys for Information Technology, Finance, Legal and Accounting) and two custom surveys prepared specifically for the FHLBanks by McLagan Partners, an affiliate of Aon Consulting, and Riemer Consulting. We participate in all of these surveys.
In the years we do not engage an independent consultant (e.g., 2006), we rely exclusively on the published surveys and those prepared specifically for the FHLBanks to benchmark our executive compensation program.
The information obtained from these various sources is considered by the Committee/Board of Directors or Mr. Smith, as appropriate, when making compensation decisions. For those positions that do not allow for precise comparisons, we make subjective adjustments based on our experience and general knowledge of the competitive market.
Elements of Executive Compensation
We rely on a mix of base salary, short-term incentive compensation, benefits and limited perquisites to attract, retain and motivate our named executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our named executive officers. To date, we have elected not to provide any form of long-term incentive compensation to our named executive officers. The Committee regularly considers the nature of our compensation program, including the various compensation elements that should be part of our overall compensation program for executive officers.

Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each named executive officer. Base salaries are reviewed annually in December and we target base salary compensation at or near the market median base salary practices of our defined competitive market, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, and the position’s scope of duties and responsibilities within our organizational structure and hierarchy. The determination of base salaries is generally independent of the decisions regarding other elements of compensation, but some other elements of compensation are dependent upon the determination of base salary, to the extent they are expressed as percentages of base salary.
For 2006, the base salaries of our named executive officers were within plus or minus 14 percent of the identified median market base salaries and are presented in the Summary Compensation Table on page 105.
In setting the base salaries of our executive officers for 2006, Mr. Smith considered competitive market pay data and each officer’s individual performance. The named executive officers other than Mr. Smith are each assigned a job grade level with a specific salary range that reflects the internal and external pay levels deemed appropriate for each position based on competitive market data and our desire to retain qualified individuals in these job positions. These salary ranges are adjusted annually to reflect the cost of living impact on wage structures in our competitive market. In addition, the assignment of an executive officer to a specific job grade level is reviewed periodically and is subject to change as the relative worth of a given position in our competitive market may change over time, necessitating a move to a higher or lower job grade level.
In June 2006, Mr. Joiner was named Chief Risk Officer of the Bank after having served as Chief Strategy Officer. In connection with this appointment, Mr. Smith increased Mr. Joiner’s base salary from $217,500 to $250,000, effective July 1, 2006. In making this base salary adjustment (a 15 percent increase), Mr. Smith considered Mr. Joiner’s individual qualifications, the increased responsibilities he would have in this position, and the most recent competitive market data. Mr. Smith discussed this base salary increase with the Board of Directors prior to implementation. The base salaries for all other named executive officers remained the same throughout 2006.
Our Board of Directors has not established a specific salary range for Mr. Smith. While the Committee and Board of Directors considered competitive market pay data to be a critical factor in determining the appropriateness of his base salary for 2006, consideration was also given to his total cash compensation opportunity (base salary plus short-term incentive pay), tenure and his overall job performance.
Short-Term Incentive Compensation
All of our regular, full-time employees participate in our Variable Pay Program or VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). The VPP provides for substantially the same method of allocation of benefits between management and non-management participants. Potential individual award percentages vary based upon an employee’s job grade level and are higher for those persons serving as senior officers of the Bank.
Award payments under the VPP depend upon the extent to which we achieve a corporate profitability objective and a number of corporate operational goals that are aligned with our long-term strategic business objectives, as well as the extent to which individual employees achieve specific individual goals and whether they achieve satisfactory performance ratings. The corporate profitability and operational goals are established annually by the Board of Directors, and individual employee goals are mutually established by management and employees at the beginning of each year.
If we do not achieve our minimum profitability objective, then no award payments are made under the VPP even if we have achieved some or all of our corporate operating goals and/or individual employees have achieved some or all of their individual performance goals. Similarly, if we do not achieve some portion of our corporate operating goals, no award payments are made even if we have achieved at least our minimum profitability objective and/or individual employees have achieved some or all of their individual performance goals.
For 2006, we used the following formula to calculate annual VPP award payments for all employees:

Base Salary as of 1/1/06	X	Employee’s Maximum Potential Award Percentage	X	Profitability Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	Individual Goal Achievement Percentage
The amount of the VPP award pool that is potentially available for cash incentives in a year depends upon the extent to which our corporate profitability objective is achieved within pre-established minimum and maximum levels. At the minimum level, 50 percent of the award pool is potentially available, and at the maximum level, 100 percent of the award pool is potentially available. Between the minimum and maximum levels, the profitability objective operates on a sliding scale. If we fail to achieve our minimum profitability objective, then no VPP award pool is available. If we exceed the maximum profitability objective, there is no additional increase in the amount of the potential VPP award pool.
Our corporate profitability objective is expressed (in basis points) as the excess, if any, of the return on our average capital stock over the average effective federal funds rate for the year. For instance, a minimum profitability objective of 0 basis points would mean that in order to meet that objective we would need to achieve a rate of return on our average capital stock equal to the average effective federal funds rate for the year. In calculating our return on capital stock, net income for the year (excluding the effects of SFAS 133 and SFAS 150) is divided by our average outstanding capital stock (excluding the effects of SFAS 150).
In determining the minimum and maximum levels for our profitability objective, the Board of Directors considers factors such as the current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at or above the average effective federal funds rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2006, our Board of Directors established the minimum and maximum corporate profitability objectives at 10 basis points and 50 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 43 basis points above the average effective federal funds rate, yielding an achievement rate of 91.25 percent for our corporate profitability objective.
While our corporate operating objectives vary from year to year, they typically fall into two broad categories: (a) expanding our traditional business, including new initiatives, and (b) economic and community development. Each corporate operating objective is assigned a specific percentage weighting together with a “threshold,” “target” and “stretch” objective. The “threshold” objective is defined as 60% goal achievement and represents a minimum acceptable level of performance for the year. The “target” objective is defined as 80% goal achievement and reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective is defined as 100% goal achievement and reflects outstanding performance that exceeds our long-term strategic objectives.
Unlike our profitability objective, the corporate operating objectives do not operate on a sliding scale. For each objective, the percentage achievement can be 0 percent (if the threshold objective is not met), 60 percent (if results are equal to or greater than the threshold objective but less than the target objective), 80 percent (if results are equal to or greater than the target objective but less than the stretch objective) or 100 percent (if results are equal to or greater than the stretch objective). The results for each corporate operating goal are multiplied by the assigned percentage weighting to determine their contribution to the overall corporate operating goal achievement percentage. For example, if the target objective is achieved for a goal with a percentage weighting of 10 percent, then the contribution of that goal to our overall corporate goal achievement would be 8 percent (10 percent x 80 percent). The sum of the percentages derived from this calculation for each corporate operating objective yields our overall corporate operating goal achievement percentage. Generally, the Board of Directors attempts to set the threshold, target and stretch objectives such that the relative difficulty of achieving each level is consistent from year to year.

For 2006, the Board of Directors established eight separate VPP corporate operating objectives, with specific percentage weightings ranging from 5 percent to 25 percent. The objectives relating to our traditional business (excluding new initiatives) comprised 55 percent of our overall corporate goals and included specific measures relating to our members’ usage of the Bank’s credit products. New initiatives and economic and community development objectives comprised 20 percent and 25 percent, respectively, of our overall corporate operating goals. In August 2006, the Board of Directors modified two of the eight corporate operating goals, with an aggregate weighting of 30 percent, to take into account the unforeseen effects of Hurricanes Katrina and Rita on our business activity. This action did not affect the 2006 VPP awards.
We failed to achieve the threshold objectives for two of our three “traditional business” objectives in 2006. These two objectives had a combined weighting of 45 percent. We achieved the threshold, target or stretch objective for each of our other corporate operating goals, such that our overall corporate operating goal achievement rate for 2006 was 50 percent.
Once the total amount of funds in the VPP award pool has been determined based upon the level of achievement of our corporate profitability and operating objectives, the calculation of individual bonus awards is based upon employee performance and the maximum award percentage assigned to an employee’s job grade level. An employee’s performance is determined based upon his or her appraisal rating and the extent to which the employee achieves his or her individual VPP goals for the year.
The maximum award percentages under our VPP are 60 percent of base salary for Mr. Smith and 43.75 percent of base salary for the other named executive officers. The target award percentages for Mr. Smith and the other named executive officers are 48 percent and 35 percent, respectively. At the threshold level (defined for this purpose as 50 percent profitability achievement, 60 percent corporate operating goal achievement, and 100% individual goal achievement), the payout percentage for Mr. Smith is 18 percent of base salary, while the payout percentage for the other named executive officers is 13.125 percent of base salary. These award percentages are reviewed and approved annually by the Committee and Board of Directors with the intent that the target award opportunity is at or near the median for our defined competitive market.
Except for Mr. Smith, each of our named executive officers has the same set of individual goals for purposes of our VPP. These “joint” senior management goals, which are more tactical in nature than our corporate operating goals, are reviewed and approved annually by Mr. Smith. In 2006, the named executive officers achieved 100 percent of their 24 joint senior management goals. Mr. Smith assesses the performance of each of our named executive officers annually using a performance appraisal form which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2006, each of the named executive officers received at least a “Meets Expectations” performance rating.
Mr. Smith’s individual goal achievement for purposes of the VPP is derived from his performance appraisal, which is prepared jointly by the Chairman of the Board, Vice Chairman of the Board and the Chairman of the Compensation and Human Resources Committee. His performance is assessed based on 31 specific measures relating to our strategic objectives, which are approved annually by the Board of Directors (the maximum number of points he can receive for each performance measure ranges from 2-5 points). Mr. Smith’s individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received by the 78 total possible points. For 2006, Mr. Smith received 59.55 points on his appraisal form, which resulted in an individual goal achievement percentage of 76.35 percent.
The possible VPP payouts to our named executive officers for 2006 are presented in the Grants of Plan-Based Awards table on page 106, while the actual VPP awards earned by these executives for 2006 are included in the Summary Compensation Table on page 105 (in the column entitled “Non-Equity Incentive Plan Compensation”) and further set forth in the table below.

				Corporate
		Maximum	Profitability	Operating Goal	Individual Goal
	Base Salary as of	Potential Award	Achievement	Achievement	Achievement	2006 VPP
	January 1, 2006 ($)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Award ($)
Terry Smith	565,000	60.00	91.25	50.00	76.35	118,090
Tom Lewis	217,500	43.75	91.25	50.00	100.00	43,415
Nancy Parker	255,000	43.75	91.25	50.00	100.00	50,901
Mike Sims	265,000	43.75	91.25	50.00	100.00	52,897
Paul Joiner	217,500	43.75	91.25	50.00	100.00	43,415
For 2006, both our profitability and corporate operating goal achievement were below our targeted levels of 100 percent and 80 percent, respectively. We attribute this to a difficult interest rate environment for both us and our members. Over the past five years, we have achieved our targeted (or maximum) corporate profitability objective. In those years, our overall corporate operating goal achievement was as follows: 2001 – 63 percent; 2002 – 88 percent; 2003 – 66 percent; 2004 – 76 percent; and 2005 – 87 percent.
Under the VPP, discretion cannot be exercised to increase the size of any award. However, discretion can be used (through the performance appraisal process) to reduce or eliminate a VPP award. In addition, we can modify or eliminate individual awards within our sole discretion based on circumstances unique to an individual employee such as misconduct, failure to follow Bank policies, insubordination or other job performance factors.
In addition to our VPP, Mr. Smith has a $50,000 annual award pool that he can draw upon to pay discretionary bonuses to employees. In 2006, none of the named executive officers received a discretionary bonus.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year, including our named executive officers, participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. Since this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings. We consider this benefit to be a critical element of our compensation program as it pertains to our executive officers and other key tenured employees. Based on this belief, we have targeted this component of our compensation program to provide a pension benefit above the competitive market median.
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 106 — 109 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our named executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Since this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2006 was $220,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2006, combined contributions to the plan could not exceed $44,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25% of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees hired prior to January 1, 2007, and on the first 5 percent of eligible monthly base salary contributed by employees hired on or after that date. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service. Employees hired prior to January 1, 2007 are fully vested in our matching contributions at the time such funds are deposited in their account. For employees hired on or after January 1, 2007, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 14 different mutual fund options. Based on their tenure with us, Ms. Parker and Messrs. Smith, Sims and Joiner each received in 2006 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. With less tenure, Mr. Lewis received a 150 percent matching contribution on the first 3 percent of his eligible monthly base salary that he contributed to the plan in 2006. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 105 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation” table.
We offer the savings plan as a competitive practice and have historically targeted our matching contributions to the plan at or near the market median for comparable companies.
Deferred Compensation Program
We offer our highly compensated employees, including our named executive officers, the opportunity to voluntarily defer receipt of a portion of their base salary above a specified amount and all or part of their annual VPP award under the terms of our deferred compensation program. The program allows participants to save for retirement or other future-dated in-service obligations (e.g., college, home purchase, etc.) in a tax-effective manner, as contributions and earnings on those contributions are not taxable to the participant until received. Under the program, amounts deferred by the participant and our matching contributions can be invested in an array of externally managed mutual funds.
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation Table on page 109.
Supplemental Executive Retirement Plan
In October 2004, we established a supplemental executive retirement plan (“SERP”) to serve as an additional incentive for our executive officers to remain with the Bank. The SERP is a defined contribution plan and, as such, it does not provide for a specified retirement benefit. Each participant’s benefit under the SERP consists of contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to our most senior executives. Generally, benefits under the SERP vest when the participant reaches age 62 except that some of the amounts contributed on Mr. Smith’s behalf vest on January 1, 2010 (when he will be 53 years old). We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
It is not our intention to provide a full replacement of the lost benefit under the tax-qualified defined benefit plan and, as a result, the SERP is expected to be less valuable to our executives than some supplemental executive retirement plans offered by other comparable financial institutions in our defined competitive market. As a percentage of their compensation, we expect the benefits from the plan (for amounts that vest at age 62) to be greater for Ms. Parker and Messrs. Lewis, Joiner and Sims than for Mr. Smith.

For details regarding the operation of this plan, the contributions we made in 2006, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation Table and accompanying narrative beginning on page 109.
Other Benefits
We offer a number of other benefits to our named executive officers pursuant to benefit programs that are available to all of our regular, full-time employees. These benefits include: medical, dental, vision and prescription drug benefits; paid time off (in the form of vacation and flex leave); short- and long-term disability coverage; life and accidental death and dismemberment insurance; charitable gift matching (limited to $500 per employee per year); health and dependent care flexible spending accounts; and certain other benefits including, but not limited to, retiree health and life insurance benefits (provided certain eligibility requirements are met).
We have a policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the Bank, Mr. Lewis currently accrues 160 hours of vacation leave per year while the other named executive officers each accrue 200 hours of vacation leave per year. The vacation payouts made to our named executive officers are set forth in the “Components of All Other Compensation” table related to the Summary Compensation Table found on page 105.
We automatically buy back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. All of our regular full-time employees, including our named executive officers, accrue 80 hours of flex leave per year. Employees (including named executive officers) are not entitled to receive any payments under our flex leave policy if their employment is terminated for any reason prior to the date on which the buy back is processed. The flex leave payouts made to our named executive officers are set forth in the “Components of All Other Compensation” table related to the Summary Compensation Table on page 105.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We do not include, nor do we consider, these items in either our total direct compensation or total compensation analyses for the named executive officers.
Perquisites and Tax Gross-ups
We provide a limited number of perquisites to our named executive officers, which we believe are appropriate in light of the executives’ contributions to us. In 2006, we provided Mr. Smith with the use of a Bank-leased car, a Bank-owned personal computer and cost reimbursements associated with his spouse accompanying him to our two out-of-town board meetings. In addition, we reimbursed Mr. Smith for the incremental taxes associated with his use of the Bank-leased car. The perquisites for our other named executive officers are limited solely to cost reimbursements associated with a spouse accompanying the officer to one or both of our out-of-town board meetings each year. In 2006, Messrs. Lewis and Joiner each utilized this benefit for one out-of-town board meeting (in each case, the aggregate incremental cost to the Bank totaled approximately $1,000). Historically, we have not attempted to compare these perquisites with those offered by companies in our defined competitive market.

Severance Benefits
All of our named executive officers are employed on an at-will basis. No employment agreement or contract of any kind exists between us and any of our named executive officers. However, because we believe that companies should provide reasonable severance benefits to their employees, we have a Reduction in Workforce Policy that applies to all employees, including our named executive officers. With certain exceptions, the policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated as a result of a merger and/or consolidation, or when warranted by economic conditions, functional reorganization, or technological obsolescence. The severance benefit provided under the policy is based upon an employee’s age, length of service, base salary and job grade level at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance payment paid to any employee under the policy exceed an amount equal to one year’s base salary plus the continuation of certain employee benefits for a one-year period. Any named executive officer or other employee who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under the policy. Please see “Potential Payments Upon Termination or Change in Control” on page 112 for a more detailed discussion of our severance benefits as they apply to our named executive officers. Based on our market knowledge and general experience, we believe the severance benefit levels for our named executive officers are at or below the market median among comparable companies, although we have not conducted a recent study to confirm this.
2007 Compensation Decisions
The 2007 base salaries for our named executive officers have been set at the following amounts:

Terry Smith	$649,750
Tom Lewis	$240,000
Nancy Parker	$275,000
Michael Sims	$285,000
Paul Joiner	$250,000
In establishing Mr. Smith’s base salary for 2007 (an increase of 15 percent from 2006), the Committee and Board of Directors took into consideration his individual performance and demonstrated leadership over time, competitive market pay data, including the results of the study prepared for us by Lawrence Associates, and other factors. The results of this study and the other survey data we use showed that while his base salary approximated the median for the FHLBanks, it was 20 percent below the median for other comparable financial services institutions.
Mr. Smith reviewed similar considerations for each of the other named executive officers. The competitive market data indicated that their base salaries were within a range of plus or minus 14 percent of the market median. As explained above, Mr. Smith had increased Mr. Joiner’s base salary by 15 percent in July 2006 and therefore did not increase his base salary on January 1, 2007.
For purposes of our 2007 VPP, the Board of Directors has established the Bank’s target (or maximum) corporate profitability objective at 25 basis points above the average effective federal funds rate. The Board of Directors has also established 10 separate VPP corporate operating objectives, which have specific percentage weightings ranging from 5 percent to 20 percent.
The Board of Directors (acting upon a recommendation from the Committee) recently modified the formula that will be used to calculate Mr. Smith’s future VPP awards. Seventy-five percent of his potential VPP award will be derived based solely upon the achievement of our corporate profitability and operating objectives for 2007, while 25 percent will be based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective, which for 2007 is a return on our average capital stock equal to the average effective federal funds rate. The formula that will be used to calculate Mr. Smith’s 2007 VPP award is as follows:

75%	X	Base Salary as of 1/1/07	X	Maximum Potential Award Percentage	X	Profitability Goal Achievement Percentage	X	Corporate Operating Goal Achievement Percentage

plus

25%	X	Base Salary as of 1/1/07	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage
If this formula had been used in 2006, Mr. Smith’s 2006 VPP award would have increased from $118,090 to $180,708. In making this adjustment to Mr. Smith’s VPP award formula, the Committee and Board of Directors considered his total annual cash compensation opportunity (defined as base salary plus short-term incentives) relative to competitive market data. This data indicated that while his total annual cash compensation was near the median for the FHLBanks, it was 35 percent below the national median for comparable financial institutions.
The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2007. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards for 2006, and incorporate Mr. Smith’s new VPP award formula. For a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table and accompanying narrative on pages 105 - 106.

	Estimated Possible VPP Payouts for 2007
	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	185,179	331,373	389,850
Tom Lewis	31,500	84,000	105,000
Nancy Parker	36,094	96,250	120,313
Michael Sims	37,406	99,750	124,688
Paul Joiner	32,813	87,500	109,375

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 93 — 103 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.
The Compensation and Human Resources Committee
Robert Wertheim, Chairman
Bobby L. Chain, Vice Chairman
Mary E. Ceverha
Lee R. Gibson
Will C. Hubbard
Charles G. Morgan, Jr.
Anthony S. Sciortino

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2006 of our President and Chief Executive Officer, our Senior Vice President and Chief Accounting Officer, who serves as our principal financial officer, and our three other most highly compensated executive officers (collectively, our “named executive officers”). The determination as to which of our executive officers were most highly compensated was made by reference to their total compensation for 2006 reduced by the amount disclosed in the column below entitled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.” As discussed above, we do not provide any form of equity or long-term incentive compensation to our named executive officers.

							Change in Pension
Name and						Non-Equity	Value and Nonqualified
Principal				Stock	Option	Incentive Plan	Deferred Compensation	All Other
Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($) (1)	Earnings ($) (2)	Compensation ($) (3)	Total ($)
Terry Smith President/Chief Executive Officer	2006	565,000	—	—	—	118,090	111,000	244,192	1,038,282

Tom Lewis SVP/Chief Accounting Officer	2006	217,500	—	—	—	43,415	23,000	26,920	310,835

Nancy Parker SVP/Chief Information Officer	2006	255,000	—	—	—	50,901	144,000	73,426	523,327

Michael Sims SVP/Chief Financial Officer	2006	265,000	—	—	—	52,897	48,000	42,577	408,474

Paul Joiner SVP/Chief Risk Officer	2006	233,750	—	—	—	43,415	164,000	50,967	492,132

(1)	Amounts represent VPP awards earned for services rendered in 2006. These amounts were paid to the named executive officers in March 2007.

(2)	The amounts reported in this column are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions from December 31, 2005 to December 31, 2006. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2006.

(3)	The components of this column are provided in the table below.
Components of All Other Compensation

		Bank	Bank Contributions to Vested
		Contributions to	Defined Contribution Plans
		Unvested Defined	401(k)/	Nonqualified	Payouts	Payouts				Total
		Contribution	Thrift	Deferred Compensation	for Unused	for Unused			Tax	All Other
Name	Year	Plan (SERP) ($)	Plan ($)	Plan (NQDC Plan) ($)	Vacation ($)	Flex Leave ($)	Perquisites ($)		Gross-ups ($)	Compensation ($)
Terry Smith	2006	120,644	13,200	20,700	43,462	11,271	24,666	(1)	10,249 (2)	244,192

Tom Lewis	2006	8,736	9,450	360	8,374	—	*		—	26,920

Nancy Parker	2006	29,237	13,200	2,100	23,590	5,299	*		—	73,426

Michael Sims	2006	10,830	13,200	2,700	15,288	559	*		—	42,577

Paul Joiner	2006	20,931	13,200	—	12,019	4,817	*		—	50,967

(1)	In 2006, Mr. Smith’s perquisites included the use of a Bank-leased car, a Bank-owned personal computer and spousal travel.

(2)	Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.

*	Amounts are less than $10,000 or zero.
GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2006. VPP awards are the only plan-based awards granted to our executive officers. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (50 percent profitability achievement) and the threshold objective for each of our eight corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our target (or maximum) corporate profitability objective (100 percent profitability achievement) and the target objective for each of our eight corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our target (or maximum) corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our eight corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals and receive at least a “Meets Expectations” performance rating from Mr. Smith. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the VPP awards could have been substantially less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 50 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made under the VPP even if we have achieved some or all of our corporate operating goals and/or individual employees have achieved some or all of their individual performance goals. The 2006 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 93 through 103.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards for 2006
	Threshold		Maximum
Name	($)	Target ($)	($)
Terry Smith	101,700	271,200	339,000

Tom Lewis	28,547	76,125	95,156

Nancy Parker	33,469	89,250	111,563

Michael Sims	34,781	92,750	115,938

Paul Joiner	28,547	76,125	95,156
PENSION BENEFITS
Our named executive officers and all other regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2006.

		Number of	Present Value	Payments During
		Years of Credited	Of Accumulated	Last Fiscal
Name	Plan Name	Service (#)	Benefit ($)	Year ($)
Terry Smith	Pentegra DB Plan	21.0	849,000	—

Tom Lewis	Pentegra DB Plan	3.9	73,000	—

Nancy Parker	Pentegra DB Plan	19.8	1,074,000	—

Michael Sims	Pentegra DB Plan	16.9	345,000	—

Paul Joiner	Pentegra DB Plan	23.4	1,277,000	—

The regular form of retirement benefit under the Pentegra DB Plan is a single life annuity that includes a lump sum death benefit. The normal retirement age is 65, but the plan provides for an unreduced retirement benefit beginning at age 60 (if hired prior to July 1, 2003) or age 62 (if hired on or after July 1, 2003 but before January 1, 2007). Effective January 1, 2007, we closed the Pentegra DB Plan to new participants. For employees hired on or after January 1, 2007, we offer an enhanced defined contribution plan. All of our named executive officers were hired prior to July 1, 2003.
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•	Retirement at age 60, the earliest age at which benefits are not reduced for our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2006 commence at age 60 and are discounted to December 31, 2006);

•	Discount rate of 7.75 percent (the anticipated investment earnings rate used by Pentegra for this multiemployer plan, which is the rate upon which the annual contributions reported in our financial statements are based);

•	50 percent probability that a retiree elects a lump sum distribution at retirement in lieu of all other future benefits and a 50 percent probability that he or she elects a single life annuity with a lump sum death benefit;

•	Lump sum is calculated using a 5 percent interest rate and the 1994 Unisex Group Annuity Mortality Basic Table projected to 2002;

•	Annuity present values are based upon the male and female 1994 Group Annuity Mortality Tables, projected forward five years to reflect mortality improvement; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2006, this amount was $175,000 at age 65). The annual pension benefit limit is less than $175,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2006, this amount was $220,000).
From time to time, the Internal Revenue Service will increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2007, the maximum compensation limit was increased to $225,000 per year. In addition, the maximum allowable annual benefit was increased by the Internal Revenue Service to $180,000 for 2007.
Benefit Formula
The annual benefit payable under the Pentegra DB Plan (assuming a participant chooses a single life annuity with a lump sum death benefit) is calculated using the following formula:
•	3 percent x years of service credited prior to July 1, 2003 x high three-year average compensation plus
•	2 percent x years of service credited on or after July 1, 2003 x high three-year average compensation

The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2006 Internal Revenue Code limitation of $220,000 per year. In 2006, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service (both prior to July 1, 2003 and after July 1, 2003) to 30 years. As of December 31, 2006, all of our named executive officers had accumulated 3.5 years of credited service at the 2 percent service accrual rate; the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
All of our named executive officers are fully vested in their accrued pension benefits with the exception of Mr. Lewis. As of December 31, 2006, Mr. Lewis was 40 percent vested in his accrued pension benefit. At the date of this report, he was 60 percent vested in his accrued pension benefit. Assuming his employment with us continues, he will become 80 percent vested in early 2008 and fully vested in early 2009. Mr. Lewis’ accrued pension benefit (presented in the table above) has not been reduced for the unvested portion of his benefit.
Early Retirement
Employees enrolled in the Pentegra DB Plan are eligible for early retirement at age 45 if hired prior to July 1, 2003. If hired on or after July 1, 2003 and before January 1, 2007, employees are eligible for early retirement at age 55 if they have at least 10 years of service. If an employee wishes to retire before reaching his or her unreduced benefit age, an early retirement reduction factor (or penalty) is applied. If the sum of an employee’s age and benefit service is at least 70, the “Rule of 70” would apply and the employee’s benefit would be reduced by 1.5 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. If an employee hired prior to July 1, 2003 terminates his or her employment prior to attaining the Rule of 70, that employee’s benefit would be reduced by 3 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. The penalties are greater for those employees hired on or after July 1, 2003 and before January 1, 2007 that have not attained the Rule of 70 prior to termination.
As all of our named executive officers were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. As of December 31, 2006, Ms. Parker and Messrs. Smith and Joiner were over 45 years old and therefore were eligible for early retirement with reduced benefits. Because each of these named executive officers has met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 60. As of December 31, 2006, the reduction for Mr. Smith would have been approximately 15 percent, while the reduction for Ms. Parker and Mr. Joiner would have been approximately 9 percent.
Forms of Benefit
Participants in the Pentegra DB Plan can choose from among the following standard payment options:
•	Single life annuity – that is, a monthly payment for the remainder of the participant’s life (this option provides for the largest annuity payment);

•	Single life annuity with a lump sum death benefit equal to 12 times the annual retirement benefit – under this option, the death benefit is reduced by 1/12 for each year that the retiree receives payments under the annuity. Accordingly, the death benefit is no longer payable after 12 years (this option provides for a smaller annuity payment as compared to the single life annuity);

•	Joint and 50 percent survivor annuity – a monthly payment for the remainder of the participant’s life. If the participant dies before his or her survivor, the survivor receives (for the remainder of his or her life) a monthly payment equal to 50 percent of the amount the participant was receiving prior to his or her death

(this option provides for a smaller annuity payment as compared to the single life annuity with a lump sum death benefit);

•	Joint and 100 percent survivor annuity with a 10-year certain benefit feature – a monthly payment for the remainder of the participant’s life. If the participant dies before his or her survivor, the survivor receives (for the remainder of his or her life) the same monthly payment that the participant was receiving prior to his or her death. If both the participant and the survivor die before the end of 10 years, the participant’s named beneficiary receives the same monthly payment for the remainder of the 10-year period (this option provides for a smaller annuity payment as compared to the joint and 50 percent survivor annuity); or

•	Lump sum payment at retirement in lieu of a monthly annuity.
In addition, other payment options, actuarially equivalent to the foregoing, can be designed for a participant, subject to certain limitations.
NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information regarding our Nonqualified Deferred Compensation Plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”). Both plans are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust are subject to forfeiture in the event of our bankruptcy. As explained in the narrative following the table, our SERP is divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

	Executive	Registrant	Aggregate	Aggregate	Aggregate Balance
	Contributions in Last	Contributions in Last	Earnings in Last	Withdrawals/	at Last Fiscal
Name/Plan	Fiscal Year ($) (1)	Fiscal Year ($) (2)	Fiscal Year ($) (3)	Distributions ($)	Year End ($) (4)
Terry Smith NQDC Plan	40,000	20,700	15,289	66,774	162,964
SERP — Group 1	—	63,000	16,606	—	199,000
SERP — Group 3	—	57,644	18,600	—	201,387

	40,000	141,344	50,495	66,774	563,351

Tom Lewis NQDC Plan	41,440	360	3,676	—	92,225
SERP — Group 1	—	8,736	2,085	—	24,987
SERP — Group 2	—	—	766	—	6,923

	41,440	9,096	6,527	—	124,135

Nancy Parker NQDC Plan	2,000	2,100	292	—	4,392
SERP — Group 1	—	29,237	8,067	—	96,676

	2,000	31,337	8,359	—	101,068

Michael Sims NQDC Plan	2,000	2,700	108	—	4,808
SERP — Group 1	—	10,830	2,844	—	34,086

	2,000	13,530	2,952	—	38,894

Paul Joiner NQDC Plan	—	—	1,577	29,919	30,849
SERP — Group 1	—	20,931	4,192	—	50,240

	—	20,931	5,769	29,919	81,089

(1)	All amounts in this column are included in the “Salary” column in the Summary Compensation Table, except for $33,940 of the amount shown for Mr. Lewis. This amount represents the portion of Mr. Lewis’ 2005 VPP award that he elected to defer under the provisions of our NQDC Plan. The 2005 VPP award was previously reported as compensation in 2005 and was paid in March 2006.

(2)	All amounts in this column are included in the “All Other Compensation” column in the Summary Compensation Table.

(3)	The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”

Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2006 that are attributable to: (1) executive and Bank contributions that are reported in the 2006 Summary Compensation Table; (2) executive and Bank contributions that would have been reportable in previous years if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings accumulated through December 31, 2006 (2006 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Messrs. Smith and Joiner have received distributions from our NQDC Plan, the amounts presented for each of these officers exclude any prior contributions and the accumulated earnings on those contributions that have previously been distributed as such assets are no longer held in their NQDC Plan accounts.

	Amounts	Amounts Not Previously Distributed
	Reported in	Reportable	Cumulative
	2006 Summary	Compensation	Earnings Excluded
	Compensation	Related to	from Reportable
Name	Table ($)	Previous Years ($)	Compensation ($)	Total ($)
Terry Smith	181,344	292,504	89,503	563,351

Tom Lewis	16,596	97,904	9,635	124,135

Nancy Parker	33,337	53,778	13,953	101,068

Michael Sims	15,530	18,488	4,876	38,894

Paul Joiner	20,931	33,330	26,828	81,089
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,000. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable. Based upon the length of service of our named executive officers, we match either 150 percent (in the case of Mr. Lewis) or 200 percent (in the case of all other named executive officers) of the first 3 percent of their contributed base salary reduced by 4.5 percent (in the case of Mr. Lewis) or 6 percent (in the case of all other named executive officers) of their eligible compensation under our qualified plan (for 2006, the maximum compensation limit for qualified plans was $220,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
Participating executives direct the investment of their NQDC Plan account balances in an array of externally managed mutual funds that are approved from time to time by our Deferred Compensation Investment Committee, which is comprised of several of our senior officers. Participants can choose from among several different investment options, including domestic and international equity funds, bond funds, money market funds and asset allocation funds. The mutual funds offered through the NQDC Plan (and our other non-qualified plans) employ investment strategies that are similar (although not identical) to those utilized in the mutual funds that are available to participants in our tax-qualified 401(k) plan, which is managed by a different third-party sponsor. Participants can change their investment selections prospectively by contacting the trust administrator. There are no limitations on the frequency and manner in which participants can change their investment selections.
When participants elect to defer amounts into our NQDC Plan, they also specify when the amounts will ultimately be distributed to them. Distributions may either be made in a specific year, whether or not their employment has then ended, or at a time that begins at or after the participant’s retirement or separation. Participants can elect to receive either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Once selected, participants’ distribution schedules cannot be accelerated. For deferrals made on or after January 1, 2005, a participant may postpone a distribution from the NQDC Plan to a future date that is later than the date originally specified on the deferral election form if the following two conditions are met: (1) the participant must make the election to postpone the distribution at least one year prior to the date the distribution was originally scheduled to occur and (2) the future date must be at least five years later than the originally scheduled distribution date. Participants may not postpone deferrals made prior to January 1, 2005.
SERP
Our SERP was established in October 2004 primarily to provide supplemental retirement benefits to our executive officers. As noted above, our SERP is divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only one of whom is a named executive officer.
Group 1
All of our named executive officers participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits do not vest until the participant reaches age 62. If the officer terminates employment or is removed from Group 1 prior to vesting, all benefits under the plan are forfeited. The provisions of the plan do not provide for accelerated vesting in the event of a participant’s death. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make future contributions to the Group 1 SERP. Participants are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to a participant is based solely on the contributions made by us on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant. If, at retirement, a participant’s vested Group 1 account balance is at least $25,000, the participant may elect to receive such amount in quarterly installments over a period of one to five years or in a single lump sum payment. If a participant’s vested Group 1 account balance is less than $25,000 at retirement, a lump sum payment is required. Group 1 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Deferred Compensation Investment Committee.
Group 2
Mr. Lewis is the only named executive officer who participates in Group 2. Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Because our other named executive officers were eligible to receive a matching contribution as of December 31, 2002, the special one-time supplemental contribution was made on their behalf to our qualified plan in 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Mr. Lewis’ benefit under Group 2 is payable as a lump sum distribution upon termination of his employment if his account balance is less than $25,000, or, if the balance exceeds that amount, in quarterly installments for up to five years if he so elects. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Deferred Compensation Investment Committee.
Group 3
Group 3 was established solely for the benefit of Mr. Smith. Mr. Smith’s Group 3 benefits vest as of January 1, 2010 and become payable to him only upon his retirement or termination of employment. If he resigns or his employment is otherwise terminated or if he is removed from the Group 3 SERP prior to January 1, 2010, all of his benefits will be forfeited. The provisions of the plan do not provide for accelerated vesting in the event of Mr. Smith’s death. Contributions to the Group 3 SERP are determined solely at the discretion of our Board of Directors. We have no obligation to make future contributions to the Group 3 SERP, nor is Mr. Smith permitted to make contributions to the Group 3 SERP. The ultimate benefit to be derived by Mr. Smith from the Group 3 SERP is based solely on the contributions we make on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to him. In addition, we have the right at any time to amend or terminate the Group 3 SERP at our discretion, except that no amendment, modification or termination may reduce Mr. Smith’s then vested account balance. If Mr. Smith retires or his employment is otherwise terminated after January 1, 2010 and the balance of his Group 3 SERP account is at least $25,000, he can elect to receive such amount in quarterly installments over a period of one to five years or in a single lump sum payment. If at that time his account balance is less than $25,000, a lump sum payment is required. Mr. Smith directs the investment of his Group 3 account balance among the same mutual funds that are available to participants in our NQDC Plan. Mr. Smith can change his investment selections prospectively by contacting the administrator of our grantor trust. There are no limitations on the frequency and manner in which he can change his investment selections.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
All of our named executive officers are employed on an at-will basis. No employment agreement or contract of any kind exists between us and any of our named executive officers. However, we have a Reduction in Workforce Policy (“RIF Policy”) that applies to all of our employees, including the named executive officers. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated as a result of a merger and/or consolidation, or when warranted by economic conditions, functional reorganization, or technological obsolescence (a “triggering event”). The severance benefit provided under the RIF Policy is based upon an employee’s age, length of service, base salary and job grade level at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any employee under the RIF Policy exceed an amount equal to one year’s base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to cash out any accrued and unused vacation (but not unused flex leave).
Benefits continuation includes vacation that would have been accrued by the employee during the severance benefit period, matching contributions that otherwise would have been made on his or her behalf to our 401(k)/Thrift Plan and NQDC Plan during the severance benefit period (based on elections in effect at the date of termination), and continuation of any health care benefits that we were providing to the employee at the date of his or her termination (our health care benefits are elective and include medical, dental, vision and prescription drug benefits). The dollar equivalent of the future vacation benefit and matching contributions are paid in cash to the employee upon termination. These amounts are in addition to the specified severance pay and cash out associated with any accrued and unused vacation that has not previously been cashed out by the employee pursuant to our Vacation Leave Policy. The specified severance pay and vacation cash out, if any, are also paid to the employee upon termination. Employees are eligible to continue their pre-existing participation in our health care benefit program, if any, for the length of the severance period by paying premiums at the same subsidized rates that we charge our active employees. If an employee elects to continue his or her coverage, we will pay the difference between the subsidized rate and the full cost of providing the health care benefits during the severance period (in the table below, these amounts are presented in the column entitled “Undiscounted Value of Health Care Benefits”).
As of December 31, 2006, severance pay and benefits continuation for the named executive officers under our RIF Policy would have ranged from 6 months (in the case of Mr. Lewis) to one year (in the case of all other named executive officers). Any named executive officer or other employee who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under our RIF Policy. We reserve the right in our sole discretion to amend or discontinue our RIF Policy at any time.
The following table sets forth the amounts that would have been payable to our named executive officers as of December 31, 2006 if a triggering event had occurred on that date.

		Accrued/	Loss of	Loss of		Total	Undiscounted
		Unused	Future	Future		Lump Sum	Value of	Total
	Severance	Vacation as	Vacation	Matching	SERP	Cash	Health Care	Termination
Name	Payment ($)	of 12/31/06 ($)	Benefits ($)	Contributions ($)	Group 2 ($)	Payment ($)	Benefits ($)	Benefit ($)
Terry Smith	565,000	3,303	54,327	33,900	—	656,530	11,664	668,194

Tom Lewis	108,750	—	8,365	4,894	6,923	128,932	9,625	138,557

Nancy Parker	255,000	4,904	24,519	15,300	—	299,723	4,855	304,578

Michael Sims	265,000	13,579	25,481	15,900	—	319,960	19,250	339,210

Paul Joiner	250,000	42,358	24,038	13,200	—	329,596	19,250	348,846
We do not require our named executive officers to execute any non-compete, non-solicitation, non-disparagement or confidentiality agreements in order to receive the termination benefits described above. In the event of the death or disability of a named executive officer, we have no obligation to provide any benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers. Our qualified and non-qualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from a triggering event or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his or her deferral election forms and he or she would be entitled to cash out any accrued and unused vacation. Other than the benefits described above in connection with a triggering event and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our named executive officers. For a discussion of our retirement benefits program, see page F-32 of this Annual Report on Form 10-K.
DIRECTOR COMPENSATION
The following table sets forth the total compensation earned by our directors in 2006. The Federal Housing Finance Board (“Finance Board”) sets annual compensation limits for members of the boards of directors of the 12 Federal Home Loan Banks. For 2006, the annual directors’ compensation limits were $29,357 for the Chairman of the Board, $23,486 for the Vice Chairman of the Board, and $17,614 for all other directors. Our directors are compensated based solely on the number of our regularly scheduled board meetings that they attend and the level of responsibility that they assume. In 2006, our Chairman of the Board, Vice Chairman of the Board and all other directors were entitled to receive the maximum allowable compensation if they attended at least six of our seven regularly scheduled board meetings. Two of the directors presented in the table, Chesley N. Brooks, Jr. and James E. DuBose, no longer serve on our board of directors. Their terms as directors expired on December 31, 2006.

					Change in Pension
				Non-Equity	Value and Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred Compensation	All Other
Name	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Chesley N. Brooks, Jr., Chairman in 2006	29,357	—	—	—	—	*	29,357
Mary E. Ceverha, Vice Chairman in 2006	23,486	—	—	—	—	*	23,486
Sarah S. Agee	17,614	—	—	—	—	*	17,614
Bobby L. Chain	17,614	—	—	—	—	*	17,614
James H. Clayton	17,614	—	—	—	—	*	17,614
James E. DuBose	17,614	—	—	—	—	*	17,614
Lee R. Gibson	17,614	—	—	—	—	*	17,614
Howard R. Hackney	17,614	—	—	—	—	*	17,614
Will C. Hubbard	17,614	—	—	—	—	*	17,614
Melvin H. Johnson, Jr.	17,614	—	—	—	—	*	17,614
Charles G. Morgan, Jr.	17,614	—	—	—	—	*	17,614
Anthony S. Sciortino	17,614	—	—	—	—	*	17,614
John B. Stahler	17,614	—	—	—	—	*	17,614
Robert Wertheim	17,614	—	—	—	—	*	17,614

*	Our directors did not receive any other form of compensation in 2006 other than the limited perquisites which are discussed below. For each director, these perquisites were less than $10,000 or zero.
Our directors may defer any or all of their fees under the terms of a separate nonqualified deferred compensation plan (the “Directors’ NQDC Plan”). While separate from the NQDC Plan that is available to our highly compensated employees, the Directors’ NQDC Plan operates in a similar manner. The assets associated with the plan are held in the same grantor trust that is utilized for our NQDC Plan and SERP. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Likewise, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our NQDC Plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to participants in our NQDC Plan. As the earnings (or losses) derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability under the Directors’ NQDC Plan, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $587,000 at December 31, 2006.
We have a policy under which we will reimburse our directors for the travel expenses of a spouse accompanying them to no more than two of our board meetings each year. In 2006, 12 of our 14 directors utilized this benefit in whole or in part at a total cost to us of $16,285. As no individual director was reimbursed more than $2,700 for spousal travel, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Board regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2006, our directors’ Bank-related travel expenses totaled $224,675, not including the spousal travel reimbursements described above.
For 2007, the Finance Board has set the annual directors’ compensation limits at $29,944 for the Chairman of the Board, $23,955 for the Vice Chairman of the Board, and $17,967 for all other directors. These limits represent the maximum fees that our directors can earn in 2007.
Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2006 was, prior to or during 2006, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Bank has only one class of stock authorized and outstanding, Class B Capital Stock, $100 par value per share. The Bank is a cooperative and all of its outstanding capital stock is owned by its members or, in some cases, by former members or non-member institutions that have acquired stock by virtue of acquiring member institutions. All shareholders are financial institutions. No individual owns any of the Bank’s capital stock. As a condition of membership, members are required to maintain an investment in the capital stock of the Bank that is equal to a percentage of the member’s total assets, subject to minimum and maximum thresholds. Members are required to hold additional amounts of capital stock based upon an activity-based investment requirement. Financial institutions that cease to be members are required to continue to comply with the Bank’s activity-based investment requirement until such time that the activities giving rise to the requirement have been fully extinguished.
As provided by statute, the only voting rights conferred upon the Bank’s members is for the election of directors. In accordance with the FHLB Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member shareholders are not entitled to cast votes for the election of directors.
As of February 28, 2007, there were 22,484,268 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each member or non-member institution that beneficially owned more than 5% of the Bank’s outstanding capital stock as of February 28, 2007. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank’s Outstanding Capital Stock

		Percentage of
	Number of	Outstanding
Name and Address of Beneficial Owner	Shares Owned	Shares Owned
World Savings Bank, FSB Texas 2085 Westheimer Road, Houston, TX 77098	5,647,170	25.12%

Guaranty Bank 8333 Douglas Avenue, Dallas, TX 75225	2,045,557	9.10%

Washington Mutual Bank (non-member) 400 East Main Street, Stockton, CA 95290	1,380,675	6.14%

Capital One, National Association 313 Carondelet Street, New Orleans, LA 70130	1,322,855	5.88%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Eleven of the Bank’s 19 directorships are held by elected directors who by law must be officers or directors of a member of the Bank. The following table sets forth, as of February 28, 2007, the number of shares owned beneficially by members that have one of their officers or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

	Bank Director	Number	Percentage of
	Affiliated	of Shares	Outstanding
Name and Address of Beneficial Owner	with Beneficial Owner	Owned **	Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Lee R. Gibson	240,682	1.07%

Charter Bank 1881 St. Michael’s Drive, Santa Fe, NM 87501	Robert Wertheim	240,234	1.07%

State-Investors Bank 1041 Veterans Boulevard, Metairie, LA 70005	Anthony S. Sciortino	19,237	*

Guaranty Bond Bank 100 W Arkansas, Mount Pleasant, TX 75455	Tyson T. Abston	13,332	*

Texas Bank and Trust Company 300 East Whaley, Longview, TX 75601	Howard R. Hackney	12,667	*

American National Bank 2732 Midwestern Parkway, Wichita Falls, TX 76308	John B. Stahler	9,638	*

Planters Bank and Trust Company 212 Catchings Street, Indianola, MS 38751	James H. Clayton	8,817	*

First National Banker’s Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Will C. Hubbard	8,234	*

Citizens National Bank of Bossier City 2711 East Texas Street, Bossier City, LA 71171	Will C. Hubbard	6,081	*

Bank of the West 2111 West Airport Freeway, Irving, TX 75062	H. Gary Blankenship	5,220	*

Pine Bluff National Bank 912 Poplar Street, Pine Bluff, AR 71601	Charles G. Morgan, Jr.	4,575	*

First-Lockhart National Bank 111 S. Main Street, Lockhart, TX 78644	Melvin H. Johnson, Jr.	2,932	*

All Directors’ Financial Institutions as a group		571,649	2.5%

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure borrowings from the Bank.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members, non-member institutions that acquire stock by virtue of acquiring member institutions, and our former members that retain capital stock to support advances or other activity that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and

Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 11 of our 14 directors are officers or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than 5% of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
We have adopted written policies prohibiting our employees and directors from accepting any personal benefits where such acceptance may create either the appearance of, or an actual conflict of interest. These policies also prohibit our employees and directors from having a direct or indirect financial interest that conflicts, or appears to conflict, with such employee’s or director’s duties and responsibilities to us, subject to certain exceptions. Any of our employees who regularly deal with our members or broker dealers that do business with us must disclose any personal financial relationships with such members or broker dealers annually in a manner that we prescribe. Our directors are required to disclose all actual or apparent conflicts of interest and any personal financial interest of the director or an immediate family member or business associate of the director in any matter to be considered by the Board of Directors. Directors must refrain from participating in the deliberations regarding or voting on any matter in which they, any immediate family members or any business associates have a financial interest, except that elected directors may vote on the terms on which our products are offered to all members and other routine corporate matters, such as the declaration of dividends. With respect to our AHP, directors and employees may not participate in or attempt to influence decisions by us regarding the evaluation, approval, funding or monitoring, or any remedial process for an AHP project if the director or employee, or a family member of such individual, has a financial interest in, or is a director, officer or employee of, an organization involved in, such AHP project.
In addition, our Board of Directors has adopted a written policy for the review and approval or ratification of a “related person transaction” as defined by policy (the “Transactions with Related Persons Policy”). The Transactions with Related Persons Policy requires that each related person transaction must be presented to the Audit Committee of the Board of Directors for review and consideration. Those members of the Audit Committee who are not related persons with respect to the related person transaction in question will consider the transaction to determine whether, if practicable, the related person transaction will be conducted on terms that are no less favorable than the terms that could be obtained from a non-related person or an otherwise unaffiliated third party on an arms’-length basis. In making such determination, the Audit Committee will review all relevant factors regarding the goods or services that form the basis of the related party transaction, including, as applicable, (i) the nature of the goods or services, (ii) the scope and quality of the goods or services, (iii) the timing of receiving the goods or services through the related person transaction versus a transaction not involving a related person or an otherwise unaffiliated third party, (iv) the reputation and financial standing of the provider of the goods or services, (v) any contractual terms and (vi) any competitive alternatives (if practicable).
After review, the Audit Committee will approve such transaction only if the Audit Committee reasonably believes that the transaction is in, or is not opposed to, our best interests. If a related person transaction is not presented to the Audit Committee for review in advance of such transaction, the Audit Committee may ratify such transaction only if the Audit Committee reasonably believes that the transaction is in, or is not opposed to, our best interests.
A “related person” is defined by the Transactions with Related Persons Policy to be (i) any person who was one of our directors or executive officers at any time since the beginning of our last fiscal year, (ii) any immediate family member of any of the foregoing persons and (iii) any of our members or non-member institutions owning more than 5% of our total outstanding capital stock when the transaction occurred or existed.
For purposes of the Transactions with Related Persons Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person has or will have a direct or indirect material interest. The Transactions with Related Persons Policy generally includes as exceptions to the definition of “related person transaction” those exceptions set forth in Item 404(a) of Regulation S-K, promulgated under the Exchange Act, except that employment relationships or transactions involving our executive officers and any related compensation solely resulting from that employment relationship or transaction do not require review and approval or ratification by the Audit Committee under the Transactions with Related Persons Policy. Additionally, in connection with the registration of our capital stock under Section 12 of the Exchange Act, the SEC issued a no-action letter dated

September 13, 2005 concurring with our view that, despite registration of our capital stock under Section 12(g) of the Exchange Act, disclosure of related party transactions pursuant to the requirements of Item 404 of Regulation S-K is not applicable to us, but only to the extent that such transactions are in the ordinary course of our business. The policy, therefore, also excludes from the definition of “related person transaction” acquisitions or sales of our capital stock by members or non-member institutions, payment by us of dividends on our capital stock and provision of our products and services to members. This exception applies to Directors’ Financial Institutions.
In addition to the named executive officers identified in the Summary Compensation Table on page 105, Karen Krug, our Senior Vice President, Chief Administrative Officer and Corporate Secretary, is an executive officer and thus a “related person” within the meaning of that term under applicable SEC rules. As such, her compensation may be deemed to be a related person transaction required to be disclosed under applicable SEC rules. In 2006, we paid Ms. Krug a base salary of $217,500. For 2007, our President and Chief Executive Officer has set Ms. Krug’s base salary at $235,000. As discussed under Item 11 – Executive Compensation — Compensation Discussion and Analysis, our President and Chief Executive Officer sets the base salaries for all of our executive officers that report directly to him. The remainder of Ms. Krug’s compensation is paid to her pursuant to benefit plans that are recommended to our Board of Directors for approval by the Board’s Compensation and Human Resources Committee. The Transactions with Related Persons Policy does not require review and approval or ratification by the Audit Committee of Ms. Krug’s compensation.
Since January 1, 2006, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K, except as described above. Additionally, since January 1, 2006, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2006.
As of December 31, 2006 and 2005, advances outstanding to Directors’ Financial Institutions aggregated $1.205 billion and $8.244 billion, respectively, representing 2.9 percent and 17.7 percent, respectively, of our total outstanding advances as of those dates. The advances outstanding to Directors’ Financial Institutions included amounts outstanding to Guaranty Bank of $6.892 billion at December 31, 2005, representing 14.8 percent of our total outstanding advances as of that date. A director affiliated with Guaranty Bank (Ronald D. Murff) served on our Board of Directors from February 13, 2001 until December 31, 2005, at which time his term as a director expired. We did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2006, 2005 or 2004.
Director Independence
General
Our Board of Directors is currently comprised of 14 directors, 10 of whom were elected by our member institutions, one of whom was appointed by our Board of Directors to fulfill the unexpired term of an elected director, and three of whom were appointed by the Finance Board. In addition, there are 5 vacancies for appointed directors on our Board of Directors. All elected directors must be an officer or director of a member institution, but no elected director can be one of our employees or officers. Appointed directors are prohibited from serving as an officer of any FHLBank or as a director or officer of a member of any FHLBank and cannot hold shares or other financial interests in any of our members. Additional discussion of the qualifications of elected and appointed directors and an explanation of the process for the election and appointment of directors is included above under Item 10 — Directors, Executive Officers and Corporate Governance.
We are required to determine whether our directors are independent pursuant to two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, the SEC’s rules and regulations require that our Board of Directors apply the definition of independence of a national securities exchange or inter-dealer quotation system to determine whether our directors are independent.

Finance Board Regulations
The Finance Board’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The Board of Directors complies with the Finance Board’s regulations described above when appointing directors to serve on our Audit Committee. Howard R. Hackney, Charles G. Morgan, Jr., Mary E. Ceverha, Bobby L. Chain, Lee R. Gibson and John B. Stahler currently serve on our Audit Committee and are independent within the meaning of the Finance Board’s regulations. Additionally, in 2006, Chesley N. Brooks, Jr. served on our Audit Committee and Mr. Brooks was independent under the Finance Board’s criteria. Mr. Brooks no longer serves on our Board of Directors, as his term as director expired on December 31, 2006.
SEC Rules and Regulations
The SEC’s rules and regulations require us to determine whether each of our directors is independent under a definition of independence of a national securities exchange or of an inter-dealer quotation system. Because we are not a listed issuer whose securities are listed on a national securities exchange or listed in an inter-dealer quotation system, we may choose which national securities exchange’s or inter-dealer quotation system’s definition of independence to apply. Our Board of Directors has selected the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of our directors are independent.
After applying the NYSE subjective independence standard, our Board of Directors determined that presumptively our elected directors are not independent. Our Board of Directors determined that, under the NYSE independence standards, elected directors have a material relationship with us through such directors’ member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each elected director is required to be an officer or director of a member institution. Also, an elected director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each elected director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the elected director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s elected director under the NYSE’s objective independence standards. Therefore, our elected directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that an elected director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that elected director. Furthermore, the determination by our Board of Directors regarding elected directors’ independence under the NYSE’s standards is not necessarily determinative of any elected director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our elected/elective directors are Tyson T. Abston, H. Gary Blankenship, James H. Clayton (appointed by our Board of Directors), Lee R. Gibson, Howard R. Hackney, Will C. Hubbard, Melvin H. Johnson, Jr., Charles G. Morgan, Jr., Anthony S. Sciortino, John B. Stahler and Robert Wertheim. The above determination that none of our elected directors is independent for purposes of the NYSE’s independence standards also applies to Chesley N. Brooks, Jr. and James E. DuBose. Messrs. Brooks and DuBose both served on our Board of Directors during 2006 and their terms expired on December 31, 2006.
After applying the NYSE independence standards, our Board of Directors determined that each of our appointed directors is independent. Our Board of Directors noted as part of its determination that currently the appointed directors are selected by the Finance Board, are specifically prohibited from being an officer, director or employee of us or of one of our members, and are not permitted to own stock in any of our members. Further, they are not affiliated with us, nor are they affiliated with any institution that does business with us. Our appointed directors are Mary E. Ceverha, Sarah S. Agee and Bobby L. Chain.

Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the elected directors serving on our Audit Committee (Howard R. Hackney, Charles G. Morgan, Jr., Lee R. Gibson and John B. Stahler) is independent under the NYSE standards for audit committees. Our Board of Directors determined that Mary E. Ceverha and Bobby L. Chain, appointed directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees. Additionally, in 2006, Chesley N. Brooks, Jr. served on our Audit Committee. Our Board of Directors determined that Mr. Brooks, as an elected director, was not independent under the NYSE independence standards for audit committee members. Mr. Brooks no longer serves on our Board of Directors as his term expired on December 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2006 and 2005 for services rendered by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm.

	(In thousands)
	Year Ended December 31,
	2006	2005
Audit fees	$750	$969
Audit-related fees	77	31
Tax fees	—	—
All other fees	—	—

Total fees	$827	$1,000

Audit fees were for services rendered in connection with the annual audits of the Bank’s financial statements for 2006 and 2005 as well as the audits of the Bank’s restated financial statements for 2004, 2003 and 2002, reviews of documents filed with the SEC (including the Bank’s registration statement on Form 10 and amendments thereto), and accounting consultations related to the Bank’s registration with the SEC.
Audit-related fees were for services rendered in connection with reviews of the Bank’s internal control documentation in preparation for eventual compliance with Section 404 of the Sarbanes-Oxley Act, consultations concerning new accounting pronouncements, and discussions regarding the accounting for transactions that had been considered by the Bank.
Under the Audit Committee’s pre-approval policies and procedures, the Audit Committee is required to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) to be performed by the Bank’s independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for: (1) permissible non-audit services that would be characterized as “Audit-Related Services” and (2) auditor-requested fee increases associated with any unforeseen cost overruns relating to previously approved “Audit Services” (if additional fees are requested by the independent registered public accounting firm as a result of changes in audit scope, the Audit Committee must specifically pre-approve such increase). The Chairman’s pre-approval authority is limited in all cases to $50,000 per service request. The Chairman must report (for informational purposes only) any pre-approval decisions that he or she has made to the Audit Committee at its next regularly scheduled meeting. Bank management is required to periodically update the Audit Committee with regard to the services provided by the independent registered public accounting firm and the fees associated with those services.
All of the services provided by PricewaterhouseCoopers LLP in 2006 and 2005 (and the fees paid for those services) were pre-approved by the Audit Committee. There were no services for which the de minimis exception was utilized.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

The financial statements are set forth on pages F-1 through F-44 of this Annual Report on Form 10-K.

(b)	Exhibits
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

4.1	Amended and Revised Capital Plan of the Registrant, dated June 24, 2004 (incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.5 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the Commission on June 27, 2006, which exhibit is incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas

March 30, 2007	By	/s/ Terry Smith

Date		Terry Smith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

/s/ Terry Smith Terry Smith
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tom Lewis Tom Lewis
Senior Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Lee R. Gibson Lee R. Gibson
Chairman of the Board of Directors

/s/ Mary E. Ceverha Mary E. Ceverha
Vice Chairman of the Board of Directors

Tyson T. Abston
Director

/s/ Sarah S. Agee Sarah S. Agee
Director

H. Gary Blankenship
Director

S-1

/s/ Bobby L. Chain Bobby L. Chain
Director

/s/ James H. Clayton James H. Clayton
Director

/s/ Howard R. Hackney Howard R. Hackney
Director

/s/ Will C. Hubbard Will C. Hubbard
Director

/s/ Melvin H. Johnson, Jr. Melvin H. Johnson, Jr.
Director

/s/ Charles G. Morgan, Jr. Charles G. Morgan, Jr.
Director

/s/ Anthony S. Sciortino Anthony S. Sciortino
Director

/s/ John B. Stahler John B. Stahler
Director

/s/ Robert Wertheim Robert Wertheim
Director

S-2

Federal Home Loan Bank of Dallas

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
      the Federal Home Loan Bank of Dallas
In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2, effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of premiums and discounts on mortgage loans held for portfolio under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 22, 2007

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Cash and due from banks (Note 3)	$96,360	$61,558
Interest-bearing deposits (Note 17)	174,416	384,715
Federal funds sold (Notes 18 and 19)	5,495,000	7,896,000
Trading securities (Note 4)	24,499	45,744
Available-for-sale securities (a) (Notes 5 and 19)	714,771	1,014,884
Held-to-maturity securities (b) (Note 6)	7,194,594	8,204,642
Advances (Notes 7 and 18)	41,168,141	46,456,958
Mortgage loans held for portfolio, net of allowance for credit losses of $267 and $294 in 2006 and 2005, respectively (Notes 2, 10 and 18)	449,626	542,478
Accrued interest receivable	187,886	190,914
Premises and equipment, net	24,895	25,391
Derivative assets (Note 15)	90,642	—
Other assets	29,628	28,726

TOTAL ASSETS	$55,650,458	$64,852,010

LIABILITIES AND CAPITAL
Deposits (Notes 11 and 18)
Interest-bearing	$2,423,731	$3,817,460
Non-interest bearing	75	674

Total deposits	2,423,806	3,818,134

Consolidated obligations, net (Note 12)
Discount notes	8,225,787	11,219,806
Bonds	41,684,138	46,121,709

Total consolidated obligations, net	49,909,925	57,341,515

Mandatorily redeemable capital stock (Note 13)	159,567	319,335
Accrued interest payable	444,057	396,913
Affordable Housing Program (Note 8)	43,458	39,084
Payable to REFCORP (Note 9)	7,985	7,631
Derivative liabilities (Note 15)	167,839	405,786
Other liabilities	54,301	49,173

Total liabilities	53,210,938	62,377,571

Commitments and contingencies (Notes 7, 8, 9, 12, 14, 15 and 17)

CAPITAL (Notes 13 and 18)
Capital stock – Class B putable ($100 par value) issued and outstanding shares:
22,481,469 and 22,986,217 shares in 2006 and 2005, respectively	2,248,147	2,298,622
Retained earnings	190,625	178,494
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income (Notes 5 and 15)	229	(2,677)
Other (Note 14)	519	—

Total accumulated other comprehensive income (loss)	748	(2,677)

Total capital	2,439,520	2,474,439

TOTAL LIABILITIES AND CAPITAL	$55,650,458	$64,852,010

(a)	Amortized cost: $714,542 and $1,017,561 at December 31, 2006 and 2005, respectively.

(b)	Fair values: $7,239,662 and $8,258,443 at December 31, 2006 and 2005, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Advances	$2,181,800	$1,642,118	$868,075
Prepayment fees on advances, net	2,225	2,716	7,440
Interest-bearing deposits	18,190	14,468	6,832
Federal funds sold	196,990	131,699	32,546
Trading securities	2,360	6,077	11,918
Available-for-sale securities	42,074	152,531	154,876
Held-to-maturity securities	417,222	308,112	170,746
Mortgage loans held for portfolio	27,546	34,476	47,026
Other	795	539	608

Total interest income	2,889,202	2,292,736	1,300,067

INTEREST EXPENSE
Consolidated obligations
Bonds	2,123,386	1,717,519	924,184
Discount notes	390,269	271,043	119,477
Deposits	145,690	69,787	28,829
Mandatorily redeemable capital stock	13,049	11,680	6,643
Other borrowings	516	148	158

Total interest expense	2,672,910	2,070,177	1,079,291

NET INTEREST INCOME	216,292	222,559	220,776
Provision (release of allowance) for credit losses	—	(56)	(26)

NET INTEREST INCOME AFTER LOSS PROVISION	216,292	222,615	220,802

OTHER INCOME (LOSS)
Service fees	3,438	2,841	2,470
Net loss on trading securities	(893)	(4,442)	(7,860)
Net realized gains on sales of available-for-sale securities	—	245,395	—
Gains on early extinguishment of debt	746	2,475	857
Net losses on derivatives and hedging activities	(5,457)	(91,287)	(90,679)
Other, net	3,445	2,603	2,526

Total other income (loss)	1,279	157,585	(92,686)

OTHER EXPENSE
Compensation and benefits	23,551	21,929	18,720
Other operating expenses	22,823	24,631	17,367
Finance Board	2,043	2,134	1,862
Office of Finance	1,403	1,529	1,410

Total other expense	49,820	50,223	39,359

INCOME BEFORE ASSESSMENTS	167,751	329,977	88,757

Affordable Housing Program	15,026	28,129	7,923
REFCORP	30,545	60,369	16,167

Total assessments	45,571	88,498	24,090

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	122,180	241,479	64,667
Cumulative effect of change in accounting principle	—	908	—

NET INCOME	$122,180	$242,387	$64,667

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2004	26,611	$2,661,133	$5,214	$135,575	$2,801,922
Proceeds from sale of capital stock	8,368	836,817	—	—	836,817
Repurchase/redemption of capital stock	(6,418)	(641,843)	—	—	(641,843)
Shares reclassified to mandatorily redeemable capital stock	(4,071)	(407,080)	—	—	(407,080)

Comprehensive income
Net income	—	—	64,667	—	64,667
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	33,826	33,826

Total comprehensive income	—	—	—	—	98,493

Dividends on capital stock
Cash	—	—	(173)	—	(173)
Mandatorily redeemable capital stock	—	—	(26)	—	(26)
Stock	438	43,762	(43,762)	—	—

BALANCE, DECEMBER 31, 2004	24,928	2,492,789	25,920	169,401	2,688,110
Proceeds from sale of capital stock	4,186	418,564	—	—	418,564
Repurchase/redemption of capital stock	(6,944)	(694,431)	—	—	(694,431)
Shares reclassified to mandatorily redeemable capital stock	(79)	(7,858)	—	—	(7,858)

Comprehensive income
Net income	—	—	242,387	—	242,387
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	73,317	73,317
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	—	—	—	(245,395)	(245,395)

Total comprehensive income	—	—	—	—	70,309

Dividends on capital stock
Cash	—	—	(179)	—	(179)
Mandatorily redeemable capital stock	—	—	(76)	—	(76)
Stock	895	89,558	(89,558)	—	—

BALANCE, DECEMBER 31, 2005	22,986	2,298,622	178,494	(2,677)	2,474,439
Proceeds from sale of capital stock	4,572	457,173	—	—	457,173
Repurchase/redemption of capital stock	(6,087)	(608,671)	—	—	(608,671)
Shares reclassified to mandatorily redeemable capital stock	(88)	(8,754)	—	—	(8,754)

Comprehensive income
Net income	—	—	122,180	—	122,180
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	2,906	2,906

Total comprehensive income	—	—	—	—	125,086

Adjustment to initially apply SFAS 158	—	—	—	519	519

Dividends on capital stock
Cash	—	—	(173)	—	(173)
Mandatorily redeemable capital stock	—	—	(99)	—	(99)
Stock	1,098	109,777	(109,777)	—	—

BALANCE, DECEMBER 31, 2006	22,481	$2,248,147	$190,625	$748	$2,439,520

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$122,180	$242,387	$64,667
Cumulative effect of change in accounting principle	—	(908)	—

Income before cumulative effect of change in accounting principle	122,180	241,479	64,667
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments and mortgage loans	23,010	(4,554)	3,648
Concessions on consolidated obligation bonds	10,241	11,243	20,864
Premises, equipment and computer software costs	4,463	4,541	3,204
Provision (release of allowance) for credit losses	—	(56)	(26)
Non-cash interest on mandatorily redeemable capital stock	10,842	11,643	6,639
Decrease in trading securities	21,245	32,839	63,581
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	(103,148)	(362,999)	45,097
Gains on early extinguishment of debt	(746)	(2,475)	(857)
Net realized gains on sales of available-for-sale securities	—	(245,395)	—
Net realized loss (gain) on disposition of premises and equipment	(13)	137	103
Decrease (increase) in accrued interest receivable	3,029	17,387	(34,168)
Decrease (increase) in other assets	(467)	1,013	3,229
Increase (decrease) in Affordable Housing Program (AHP) liability	4,374	18,281	(1,907)
Increase (decrease) in accrued interest payable	47,144	65,759	(837)
Decrease (increase) in excess REFCORP contributions	—	24,947	(5,101)
Increase in payable to REFCORP	354	7,631	—
Increase (decrease) in other liabilities	(542)	537	2,824

Total adjustments	19,786	(419,521)	106,293

Net cash provided by (used in) operating activities	141,966	(178,042)	170,960

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	210,299	246,683	(328,816)
Net decrease (increase) in federal funds sold	2,401,000	(5,216,000)	277,000
Proceeds from sales of available-for-sale securities	—	4,476,514	—
Proceeds from maturities of available-for-sale securities	284,596	293,318	140,185
Proceeds from maturities of long-term held-to-maturity securities	1,585,030	1,717,536	1,895,787
Purchases of long-term held-to-maturity securities	(575,019)	(2,658,057)	(2,224,610)
Principal collected on advances	508,840,222	509,752,658	561,819,635
Advances made	(503,537,674)	(509,223,257)	(568,489,161)
Principal collected on mortgage loans held for portfolio	91,797	162,434	260,241
Purchases of premises, equipment and computer software	(4,298)	(2,748)	(8,591)

Net cash provided by (used in) investing activities	9,295,953	(450,919)	(6,658,330)

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	(1,388,140)	1,818,120	(197,213)
Net proceeds from issuance of consolidated obligations
Discount notes	572,533,424	445,220,645	67,039,196
Bonds	13,817,803	18,605,479	29,559,986
Debt issuance costs	(10,179)	(8,385)	(16,765)
Proceeds from assumption of debt from other FHLBanks	—	426,811	371,211
Payments for maturing and retiring consolidated obligations
Discount notes	(575,553,539)	(441,077,761)	(71,583,269)
Bonds	(18,471,352)	(24,035,213)	(18,913,331)
Proceeds from issuance of capital stock	457,173	418,564	836,817
Payments for redemption of mandatorily redeemable capital stock	(179,463)	(27,362)	(86,624)
Payments for repurchase/redemption of capital stock	(608,671)	(694,431)	(641,843)
Cash dividends paid	(173)	(179)	(173)

Net cash provided by (used in) financing activities	(9,403,117)	646,288	6,367,992

Net increase (decrease) in cash and cash equivalents	34,802	17,327	(119,378)
Cash and cash equivalents at beginning of the year	61,558	44,231	163,609

Cash and cash equivalents at end of the year	$96,360	$61,558	$44,231

Supplemental disclosures
Interest paid	$2,643,221	$1,956,051	$1,079,950

AHP payments, net	$10,652	$9,849	$9,830

REFCORP payments	$30,191	$27,791	$21,268

Stock dividends issued	$109,777	$89,558	$43,762

Dividends paid through issuance of mandatorily redeemable capital stock	$99	$76	$26

Capital stock reclassified to mandatorily redeemable capital stock	$8,754	$7,858	$407,080

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
     The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. All members must purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.
     The FHLBanks’ debt instruments (consolidated obligations) are the joint and several obligations of all the FHLBanks and are their primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances (loans) to its members. The Bank also provides its members with a variety of correspondent banking services, including overnight and term deposit accounts, wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services.
     The Office of Finance manages the sale of the FHLBanks’ consolidated obligations. The Federal Housing Finance Board (“Finance Board”), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.
Note 1—Summary of Significant Accounting Policies
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.
     Federal Funds Sold. These investments are used to manage the Bank’s short-term liquidity position and are carried at cost.
     Investments. The Bank carries investments for which it has both the ability and intent to hold to maturity (held-to-maturity securities) at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.
     The Bank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The changes in fair value of available-for-sale securities that have been hedged but that do not qualify as fair value hedges are recorded in other comprehensive income as net unrealized gains or losses on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as fair value hedges, the Bank records the portion of the changes in value related to the risk being hedged in other income (loss) as “net gain (loss) on derivatives and hedging activities” together with the related changes in the fair value of the derivatives, and records the remainder of the changes in other comprehensive income as “net unrealized gain (loss) on available-for-sale securities.”

     The Bank classifies certain other investments as trading and carries them at fair value. The Bank records changes in the fair value of these investments in other income (loss) in the statements of income. Although the securities are classified as trading, the Bank does not engage in active or speculative trading practices.
     The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities for which prepayments are probable and reasonably estimable using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank computes the amortization and accretion of premiums and discounts on other investments using the level-yield method to the contractual maturity of the securities.
     The Bank computes gains and losses on sales of investment securities, if any, using the specific identification method and includes these gains and losses in other income (loss) in the statements of income. The Bank treats securities purchased under agreements to resell, if any, as collateralized financings.
     The Bank regularly evaluates outstanding investments for impairment. An investment is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging. After an investment is determined to be impaired, the Bank evaluates whether the decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it expects to receive all of the investment’s contractual cash flows and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer and/or collateral specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If it is determined that there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss in other income (loss). The Bank did not experience any other-than-temporary impairments in the value of investments during 2006, 2005 or 2004.
     Advances. The Bank presents advances net of unearned commitment fees and discounts on advances for the Affordable Housing Program (“AHP”), if any, as discussed below. The Bank credits interest on advances to income as earned. Following the requirements of the FHLB Act, as amended, the Bank obtains sufficient collateral on advances to protect it from losses. The FHLB Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully described in Note 7, Community Financial Institutions (defined for 2006 as FDIC-insured institutions with average total assets of $587 million or less during the three-year period ended December 31, 2005) are eligible to utilize expanded statutory collateral rules for secured small business, small farm and small agribusiness loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception in 1932. Because of the collateral held as security on advances and its repayment history, Bank management believes that an allowance for credit losses on advances is not warranted at this time.
     Mortgage Loans Held for Portfolio. The Bank participates in the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. Through the program, the Bank has invested in government-guaranteed (FHA-insured and VA-guaranteed) and conventional residential mortgage loans that were originated by certain of its participating financial institutions (“PFIs”). Additionally, the Bank has also acquired from the FHLBank of Chicago a percentage interest in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of the loans, while the PFIs retain the marketing and servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
     The PFI’s credit enhancement obligation (CE Amount) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Board’s Acquired Member Asset regulation (12 C.F.R. §955) (AMA Regulation), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection (CEP Amount) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (SMI) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (CE fee) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. The Bank also pays performance-based CE fees which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2006, 2005 and 2004, mortgage loan interest income was reduced by CE fees totaling $318,000, $419,000 and $545,000, respectively.
     In December 2002, the Bank’s participation in the MPF program was modified. Under the terms of the revised agreement, the Bank receives a participation fee for mortgage loans that are delivered by its PFIs and the FHLBank of Chicago acquires a 100-percent interest in the loans. Alternatively, the Bank has the option to retain up to a 50-percent interest in loans originated by its PFIs without receiving a participation fee, provided certain conditions are met. To date, the Bank has not exercised this option. The Bank records participation fees in other income (loss) under the caption “other, net” when received.
     The Bank classifies mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums and discounts.
     As discussed in Note 2, the Bank changed its method of accounting for the amortization and accretion of mortgage loan premiums and discounts under Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”). Prior to 2005, the Bank deferred mortgage loan premiums and discounts and amortized/accreted them to interest income using the interest method over the estimated lives of the assets, which required a retrospective adjustment of the effective yield each time the Bank changed its estimate of the loan life. Actual prepayment experience and estimates of future principal prepayments were used in computing the estimated lives of the mortgage loans. The Bank aggregated the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates. Effective January 1, 2005, the Bank began amortizing premiums and accreting discounts to interest income over the contractual lives of the loans. The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
     The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income until it recovers all interest, and then as a reduction of principal. Government-guaranteed loans are not placed on nonaccrual status.
     Real estate owned includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures. Real estate owned is initially recorded (and subsequently carried at the lower of cost or fair value less estimated costs to sell) as other assets in the statements of condition. Fair value is defined as the amount that a willing seller could expect to receive from a willing buyer in an arm’s-length transaction. If the fair value of the real estate owned is less than the recorded investment in the MPF loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statements of income.
     The Bank bases the allowance for credit losses on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date, after consideration of primary mortgage insurance, supplemental mortgage insurance (if any), and credit enhancements. Actual losses greater than defined levels are offset by the PFIs’ credit enhancement up to their respective limits. The Bank performs periodic reviews to identify losses inherent within its portfolio and to determine the likelihood of collection. The overall allowance is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. As a result of this analysis, the Bank has determined that an allowance for credit losses of $267,000 and $294,000 as of December 31, 2006 and 2005, respectively, is appropriate. Credit losses are charged against the allowance when the Bank determines that its recorded investment is unlikely to be recoverable.
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2006 and 2005, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $18,252,000 and $15,361,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $3,098,000, $2,929,000 and $2,222,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2006 and 2005, the Bank had $4,205,000 and $3,861,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $1,365,000, $1,612,000 and $982,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Derivatives and Hedging Activities. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) and as interpreted by the Derivatives Implementation Group (hereinafter collectively referred to as “SFAS 133”), all derivatives are recognized on the statement of condition at their fair values and are designated as either (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge) or (2) a non-SFAS 133 hedge of an asset or liability (an “economic hedge”) for balance sheet management purposes. Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting is recorded as a component of net interest income. Changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities.” Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.
     If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances and consolidated obligations to be eligible for the short-cut method of accounting as long as the settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for short-cut accounting specified in SFAS 133. The Bank has defined the market settlement conventions to be five business days or less for advances and thirty calendar days or less using a next business day convention for consolidated obligations. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.
     The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded” and the derivative instrument is not remeasured at fair value with changes in fair value reported in earnings as they occur. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a hedging instrument in a fair value hedge or (2) a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as trading), or if the Bank could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the statement of condition at fair value and no portion of the contract would be separately accounted for as a derivative.
     When fair value hedge accounting for a specific derivative is discontinued due to the Bank’s determination that such derivative no longer qualifies for SFAS 133 hedge accounting treatment, the Bank will continue to carry the derivative on the statement of condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term using the level-yield method. In all cases in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the statement of condition, recognizing changes in the fair value of the derivative in current period earnings.
     When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
     Mandatorily Redeemable Capital Stock. The Bank adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) effective January 1, 2004. Under the provisions of SFAS 150, the Bank reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when a member exercises a written redemption right, gives notice of its intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, as the shares of capital stock then meet the SFAS 150 definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. Redemption of these mandatorily redeemable financial instruments is reported as a cash outflow in the financing activities section of the statement of cash flows.
     If a member cancels a written redemption or withdrawal notice, the Bank reclassifies the shares subject to the cancellation notice from liabilities back to equity in accordance with SFAS 150. Following this reclassification to equity, dividends on the capital stock are once again recorded as a reduction of retained earnings.
     Although mandatorily redeemable capital stock is excluded from capital for financial reporting purposes, it is considered capital for regulatory purposes. See Note 13 for more information, including restrictions on stock redemption.
     Affordable Housing Program. The FHLB Act requires each FHLBank to establish and fund an Affordable Housing Program (“AHP”) (see Note 8). The Bank charges the required funding for AHP to earnings and establishes a liability. Typically, the AHP funds are made available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. In addition to direct grants, the Bank may issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. If the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability, recorded as a discount on the AHP advance and amortized using the level-yield method.

     Resolution Funding Corporation Assessments. Although the Bank is exempt from ordinary federal, state, and local taxation except for local real estate taxes, it is required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”), an entity established by Congress in 1989 to provide funding for the resolution of insolvent thrift institutions. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. To enable REFCORP to perform these calculations, each of the FHLBanks provides quarterly earnings information to REFCORP. See Note 9 for more information.
     Prepayment Fees. The Bank charges its members a prepayment fee when members prepay certain advances before their original maturities. Except as described below, the Bank records prepayment fees, net of hedging adjustments included in the book basis of the advance (if any), as “prepayment fees on advances” in the interest income section of the statement of income. In cases in which the Bank funds a new advance concurrent with or within a short period of time of a prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments.” If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is recorded in interest income on advances. If the Bank determines that the advance should be treated as a new advance, it records the net fees as “prepayment fees on advances” in the interest income section of the statement of income.
     Commitment Fees. The Bank defers commitment fees for advances, if any, and amortizes them to interest income using the level-yield method. Refundable fees, if any, are deferred until the commitment expires or until the advance is made. The Bank records commitment fees for letters of credit as a deferred credit when it receives the fees and amortizes them over the term of the letter of credit using the straight-line method.
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds over the terms of the bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $20,900,000 and $20,961,000 at December 31, 2006 and 2005, respectively, and are included in “other assets” on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $10,241,000, $11,243,000 and $20,864,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $913,000, $483,000 and $37,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2006, 2005 and 2004, respectively.
     Discounts and Premiums on Consolidated Obligations. The Bank expenses the discounts on consolidated obligation discount notes using the level-yield method over the term of the related notes. It amortizes the discounts and premiums on consolidated obligation bonds to expense using the level-yield method over the term to maturity of the bonds.
     Finance Board and Office of Finance Expenses. The Bank is assessed its proportionate share of the costs of operating the Finance Board and the Office of Finance. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total outstanding capital stock. The operating and capital expenditures of the Office of Finance are shared on a pro rata basis with one-third based on each FHLBank’s percentage of total outstanding capital stock (excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s issuance of consolidated obligations, and one-third based on each FHLBank’s total consolidated obligations outstanding. These costs are included in the other expense section of the statements of income.
     Estimated Fair Values. Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatility, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. The estimated fair values of the Bank’s financial instruments are presented in Note 16.

     Cash Flows. In the statements of cash flows, the Bank considers cash and due from banks as cash and cash equivalents.
Note 2—Change in Accounting Principle and Recently Issued Accounting Standards and Interpretations
     Change in Method of Accounting for Mortgage Loan Premiums and Discounts. Effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of mortgage loan premiums and discounts under SFAS 91. Previously, amortization and accretion of premiums and discounts associated with the Bank’s mortgage loans held for portfolio were computed using the retrospective method. Under this method, the income effects of premiums and discounts were recognized using the interest method over the estimated lives of the assets, which required a retrospective adjustment of the effective yield each time the Bank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the retrospective method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the assets. In 2005, the Bank began amortizing premiums and accreting discounts using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Under the new method, future prepayments of principal are not anticipated. While both methods are acceptable under generally accepted accounting principles, the Bank believes that the contractual method is preferable to the retrospective method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
     As a result of the change in method of amortizing premiums and accreting discounts on mortgage loans, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005. Net of assessments, this change increased net income for the year ended December 31, 2005 by $908,000.
     If the contractual method had been used to amortize premiums and accrete discounts in prior years, the Bank’s net income would not have been materially different from the reported amounts.
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
     SFAS 155. In February 2006, the FASB issued SFAS 155, which amends SFAS 133 to simplify the accounting for certain hybrid financial instruments by permitting (through an irrevocable election) fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided the hybrid financial instrument is measured in its entirety at fair value (with changes in fair value recognized currently in earnings). SFAS 155 also establishes the requirement to evaluate beneficial interests in securitized financial assets to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. This guidance replaces the interim guidance in DIG Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Bank elected to adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 has thus far not had any impact on the Bank’s results of operations or financial condition.
     SFAS 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years. Early adoption is permitted, provided an entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial condition. The Bank intends to adopt SFAS 157 on January 1, 2008.
     SAB 108. In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the year ended December 31, 2006 for the Bank), with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108. The initial application of SAB 108 did not have any impact on the Bank’s results of operations or financial condition.
     SFAS 158. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Further, SFAS 158 requires disclosure in the footnotes to the financial statements of the impact of specified events on the net periodic benefit cost for the next fiscal year. The recognition and disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities, and as of the end of the fiscal year ending after June 15, 2007 for all other entities. Early adoption is permitted. The requirement to measure plan assets and benefit obligations as of the date of the entity’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Bank elected to adopt SFAS 158 effective December 31, 2006. The adoption of SFAS

158 did not have any impact on the Bank’s results of operations, nor did it materially impact the Bank’s financial condition. See Note 14.
     DIG B40. In January 2007, the DIG issued DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG B40”), which provides a narrow scope exception for certain securitized interests from the interest rate related embedded derivative tests required under paragraph 13(b) of SFAS 133. The guidance in DIG B40 is to be applied upon adoption of SFAS 155; however, an entity that adopted SFAS 155 prior to December 31, 2006 must apply the guidance in DIG B40 in the first reporting period beginning before December 31, 2006 for which financial statements have not yet been issued (the quarterly reporting period that began October 1, 2006 for the Bank). Additionally, if an entity had previously adopted SFAS 155 and, in doing so, had treated derivatives embedded in securitized financial assets in a manner consistent with the guidance in DIG B40, then that entity would not be required to retrospectively apply the guidance in DIG B40 to prior periods. The Bank adopted SFAS 155 on January 1, 2006. Subsequent to the date of adoption and prior to October 1, 2006, the Bank did not acquire any securitized interests to which DIG B40 would have applied. Accordingly, the Bank was not required to retrospectively apply the guidance in DIG B40. The implementation of DIG B40 has thus far not had a material impact on the Bank’s results of operations or financial condition.
     SFAS 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted if an entity also early adopts the provisions of SFAS 157. The Bank intends to adopt SFAS 159 on January 1, 2008. The Bank has not yet determined if, or to what extent, it will elect to use the fair value option to value its financial assets and liabilities or the impact that the implementation of SFAS 159 will have on the Bank’s results of operations or financial condition
Note 3—Cash and Due from Banks
     Required Clearing Balances. The Bank maintained average required clearing balances with various Federal Reserve Banks and branches of approximately $64,379,000 and $53,942,000 for the years ended December 31, 2006 and 2005, respectively. These are required clearing balances and may not be withdrawn; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.
     Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount reported as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $43,614,000 and $37,426,000 as of December 31, 2006 and 2005, respectively. The Bank includes member reserve balances in “other liabilities” on the statements of condition.
Note 4—Trading Securities
     Major Security Types. Trading securities as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Mortgage-backed securities
Government-sponsored enterprises	$22,204	$43,837
Other	2,295	1,907

Total	$24,499	$45,744

     Net loss on trading securities during the years ended December 31, 2006, 2005 and 2004 included a change in net unrealized holding loss of $900,000, $4,442,000 and $7,860,000 for securities that were held on December 31, 2006, 2005 and 2004, respectively. There were no sales of trading securities during the years ended December 31, 2006, 2005 or 2004.

Note 5—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of December 31, 2006, were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$51,156	$134	$—	$51,290
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,217	49	—	35,266
FHLBank of San Francisco (primary obligor)	6,194	481	—	6,675

	92,567	664	—	93,231

Mortgage-backed securities
Government-sponsored enterprises	432,806	921	1,336	432,391
Other	189,169	165	185	189,149

	621,975	1,086	1,521	621,540

Total	$714,542	$1,750	$1,521	$714,771

     Available-for-sale securities as of December 31, 2005, were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$89,439	$—	$1,383	$88,056
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,641	72	—	35,713
FHLBank of San Francisco (primary obligor)	5,972	702	—	6,674

	131,052	774	1,383	130,443

Mortgage-backed securities
Government-sponsored enterprises	645,175	476	2,304	643,347
Other	241,334	180	420	241,094

	886,509	656	2,724	884,441

Total	$1,017,561	$1,430	$4,107	$1,014,884

     The amortized cost of the Bank’s available-for-sale securities includes SFAS 133 hedging adjustments. The FHLBank investments shown in the tables above represent consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable. See Notes 17 and 19 for a discussion of these investments and the Bank’s joint and several liability on consolidated obligations.
     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. The unrealized losses on the securities were attributable to changes in credit spreads and they represent approximately 0.3 percent of the securities’ amortized cost as of December 31, 2006. As all of the Bank’s available-for-sale securities are rated AAA, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Based upon the creditworthiness of the issuers, and because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider the investments to be other-than- temporarily impaired at December 31, 2006.

	Less than 12 Months			12 Months or More			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Mortgage-backed securities
Government-sponsored enterprises	—	$—	$—	18	$371,391	$1,336	18	$371,391	$1,336
Other	—	—	—	2	94,872	185	2	94,872	185

Total temporarily impaired	—	$—	$—	20	$466,263	$1,521	20	$466,263	$1,521

     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2005.

	Less than 12 Months			12 Months or More			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Government-sponsored enterprises	1	$21,534	$2	3	$66,522	$1,381	4	$88,056	$1,383

Mortgage-backed securities
Government-sponsored enterprises	11	264,359	825	20	302,032	1,479	31	566,391	2,304
Other	—	—	—	2	136,057	420	2	136,057	420

	11	264,359	825	22	438,089	1,899	33	702,448	2,724

Total temporarily impaired	12	$285,893	$827	25	$504,611	$3,280	37	$790,504	$4,107

     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$21,536	$21,534
Due after one year through five years	41,411	41,941	41,613	42,387
Due after ten years	51,156	51,290	67,903	66,522

	92,567	93,231	131,052	130,443
Mortgage-backed securities	621,975	621,540	886,509	884,441

Total	$714,542	$714,771	$1,017,561	$1,014,884

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net premiums of $673,000 and $1,143,000 at December 31, 2006 and 2005, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2006 and 2005 (in thousands):

	2006	2005
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$86,373	$125,080
Variable-rate	6,194	5,972

	92,567	131,052

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	591,843	834,904
Fixed-rate collateralized mortgage obligations	30,132	51,605

	621,975	886,509

Total	$714,542	$1,017,561

     Gains and Losses. During the year ended December 31, 2005, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $4,231,119,000. Proceeds from the sales totaled $4,476,514,000, resulting in gross realized gains and losses of $249,220,000 and $3,825,000, respectively. There were no sales of available-for-sale securities during the years ended December 31, 2006 or 2004.

Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2006, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$87,125	$207	$562	$86,770
State or local housing agency obligations	5,965	2	—	5,967

	93,090	209	562	92,737

Mortgage-backed securities
U.S. government guaranteed obligations	43,556	326	—	43,882
Government-sponsored enterprises	5,163,238	23,416	880	5,185,774
Other	1,894,710	22,836	277	1,917,269

	7,101,504	46,578	1,157	7,146,925

Total	$7,194,594	$46,787	$1,719	$7,239,662

     Held-to-maturity securities as of December 31, 2005, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$164,513	$334	$1,193	$163,654
State or local housing agency obligations	6,810	2	—	6,812

	171,323	336	1,193	170,466

Mortgage-backed securities
U.S. government guaranteed obligations	61,107	351	—	61,458
Government-sponsored enterprises	5,574,518	17,433	3,372	5,588,579
Other	2,397,694	41,759	1,513	2,437,940

	8,033,319	59,543	4,885	8,087,977

Total	$8,204,642	$59,879	$6,078	$8,258,443

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position. The unrealized losses on the securities were attributable to changes in interest rates and credit spreads and they represent less than 0.3 percent of the securities’ amortized cost as of December 31, 2006. As all of the Bank’s held-to-maturity securities are rated AAA, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. The Bank believes, based upon the creditworthiness of the issuers and any underlying collateral, that the unrealized losses represent temporary impairments. Additionally, the Bank has the ability and intent to hold such securities through to recovery of the unrealized losses.

	Less than 12 Months			12 Months or More			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
U.S. government guaranteed obligations	8	$35,121	$494	2	$18,950	$68	10	$54,071	$562

Mortgage-backed securities
Government-sponsored enterprises	13	373,692	90	8	148,734	790	21	522,426	880
Other	2	62,769	92	7	101,100	185	9	163,869	277

	15	436,461	182	15	249,834	975	30	686,295	1,157

Total temporarily impaired	23	$471,582	$676	17	$268,784	$1,043	40	$740,366	$1,719

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2005.

	Less than 12 Months			12 Months or More			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
U.S. government guaranteed obligations	7	$94,736	$509	2	$30,003	$684	9	$124,739	$1,193

Mortgage-backed securities
Government-sponsored enterprises	25	1,216,102	3,371	2	87	1	27	1,216,189	3,372
Other	18	751,450	1,513	—	—	—	18	751,450	1,513

	43	1,967,552	4,884	2	87	1	45	1,967,639	4,885

Total temporarily impaired	50	$2,062,288	$5,393	4	$30,090	$685	54	$2,092,378	$6,078

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31 are presented below (in thousands). The expected maturities of some securities will differ from their contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$167	$167	$—	$—
Due after one year through five years	8,487	8,489	54,646	54,667
Due after five years through ten years	6,875	6,891	7,991	8,054
Due after ten years	77,561	77,190	108,686	107,745

	93,090	92,737	171,323	170,466
Mortgage-backed securities	7,101,504	7,146,925	8,033,319	8,087,977

Total	$7,194,594	$7,239,662	$8,204,642	$8,258,443

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $464,000 and $1,037,000 at December 31, 2006 and 2005, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2006 and 2005 (in thousands):

	2006	2005
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$93,090	$171,323

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	2,761	4,311
Collateralized mortgage obligations:
Fixed-rate	763,527	796,533
Variable-rate	6,335,216	7,232,475

	7,101,504	8,033,319

Total	$7,194,594	$8,204,642

Substantially all of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities are subject to interest rate caps, none of which had been reached during 2006 or 2005.

Note 7—Advances
     Redemption Terms. At December 31, 2006 and 2005, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 9.16 percent and 1.00 percent to 8.80 percent, respectively, as summarized below (in thousands).

	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$5	9.16%	$—	—%

2006	—	—	21,672,124	4.05
2007	19,343,124	5.16	6,165,443	4.16
2008	6,612,440	5.14	5,771,396	4.31
2009	3,890,210	5.27	3,172,872	4.34
2010	2,973,142	5.30	2,919,237	4.55
2011	3,029,041	5.28	486,180	4.29
Thereafter	733,962	5.21	638,508	5.25
Amortizing advances	4,603,661	4.46	5,662,352	4.30

Total par value	41,185,585	5.11%	46,488,112	4.20%

Unamortized commitment fees	(24)		—
SFAS 133 hedging adjustments	(17,420)		(31,154)

Total	$41,168,141		$46,456,958

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances may require the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2006 and 2005, the Bank had aggregate prepayable and callable advances totaling $152,505,000 and $133,051,000, respectively.
     The following table summarizes advances at December 31, 2006 and 2005, by the earlier of year of maturity or next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	2006	2005
Overdrawn demand deposit accounts	$5	$—

2006	—	21,699,341
2007	19,377,447	6,175,194
2008	6,629,386	5,795,059
2009	3,905,342	3,189,109
2010	3,011,456	2,959,366
2011	3,062,207	484,723
Thereafter	596,081	522,968
Amortizing advances	4,603,661	5,662,352

Total par value	$41,185,585	$46,488,112

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2006 and 2005, the Bank had putable advances outstanding totaling $1,043,400,000 and $1,374,700,000, respectively.

     The following table summarizes advances at December 31, 2006 and 2005, by the earlier of year of maturity or next put date (in thousands):

Year of Maturity or Next Put Date	2006	2005
Overdrawn demand deposit accounts	$5	$—

2006	—	23,016,824
2007	20,366,524	6,195,443
2008	6,162,140	5,269,296
2009	3,711,910	2,954,572
2010	2,713,342	2,659,437
2011	2,974,041	114,680
Thereafter	653,962	615,508
Amortizing advances	4,603,661	5,662,352

Total par value	$41,185,585	$46,488,112

     Security Terms. The Bank lends to financial institutions involved in housing finance within its district according to federal statutes, including the FHLB Act. The FHLB Act requires the Bank to obtain sufficient collateral on advances to protect against losses and to generally accept only eligible collateral. Eligible collateral includes certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the Bank, and other eligible real estate-related assets as collateral on such advances. In the case of Community Financial Institutions (“CFIs”), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans and securities representing a whole interest in such loans. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. At December 31, 2006 and 2005, the Bank had rights to collateral with an estimated value greater than outstanding advances.
     Each member/borrower of the Bank executes a security agreement pursuant to which such member/borrower grants a security interest in favor of the Bank in certain assets of such member/borrower. The assets that a member/borrower grants a security interest in fall into one of two general structures. In the first structure, the member/borrower grants a security interest in all of its assets that are included in one of the eligible collateral categories, as described in the preceding paragraph, which the Bank refers to as a “blanket lien.” In the second structure, the member/borrower grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies such members/borrowers as being on “specific collateral only status.”
     The basis upon which the Bank will lend to a member/borrower that has granted the Bank a blanket lien depends on numerous factors, including, among others, that member’s/borrower’s financial condition and general creditworthiness. Generally, and subject to certain limitations, a member/borrower that has granted the Bank a blanket lien may borrow up to a specified percentage of the value of eligible collateral categories, as determined from such member’s/borrower’s financial statements filed with its federal regulator, without specifically identifying each item of collateral or delivering the collateral to the Bank. Under certain circumstances, including, among others, a deterioration of a member’s/borrower’s financial condition or general creditworthiness, the amount a member/borrower may borrow is determined on the basis of only that portion of the collateral subject to the blanket lien that such member/borrower delivers to the Bank. Under these circumstances, the Bank places the member/borrower on “custody status.”
     The members/borrowers which are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from a nationally recognized statistical rating organization (“NRSRO”) that have requested this type of structure. Insurance companies grant a security interest in, and are only permitted to borrow against, the eligible collateral that is delivered to the Bank. Members/borrowers with an investment grade credit rating from an NRSRO grant a security interest in, and are only permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise agree on an arrangement to assure the priority of the Bank’s security interest in such loans.
     Beyond these provisions, Section 10(e) of the FHLB Act affords any security interest granted by a member/borrower to the Bank priority over the claims or rights of any other party. The only exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests.

     Credit Risk. The Bank has never experienced a credit loss on an advance to a member. While the eligible collateral for CFIs provides the potential for additional credit risk for the Bank, the Bank believes it has the policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowance for losses on advances.
     Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2006 and 2005, the Bank had advances of $20 billion and $26 billion outstanding to its three largest shareholders, which represented 49 percent and 55 percent of total advances outstanding, respectively. The income from advances to these institutions totaled $1,130,725,000, $811,584,000 and $395,833,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The Bank held sufficient collateral to cover the advances to these institutions, and the Bank does not expect to incur any credit losses on these advances.
     The Bank’s third largest shareholder (and borrower) is a non-member institution that acquired a Bank member and dissolved such member’s charter on February 13, 2001. The acquiring institution assumed the member’s advances, and the Bank expects the remaining balance of those advances to remain fully collateralized until they are repaid. As of December 31, 2006, the shareholder held $146,267,000 of mandatorily redeemable capital stock and had advances outstanding of approximately $3,513,000,000, which have final maturities in 2007 and 2008 (see Note 13).
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at December 31, 2006 and 2005 (in thousands, based upon par amount):

	2006	2005
Fixed-rate	$23,377,088	$24,718,938
Variable-rate	17,808,497	21,769,174

Total par value	$41,185,585	$46,488,112

     Prepayment Fees. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated SFAS 133 hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2006, 2005 and 2004 were $2,019,000, $2,827,000 and $7,746,000, respectively, none of which were deferred.
Note 8—Affordable Housing Program
     Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Historically, the Bank has generally provided subsidies under its AHP only in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), but after the assessment for REFCORP, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the 12 FHLBanks. There was no shortfall during the years ended December 31, 2006, 2005 or 2004. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Board for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2006, 2005 or 2004.
     Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 13) to reported income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. The calculation of the REFCORP assessment is described in Note 9. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP would be based upon its year-to-date income. In years where the Bank’s income before AHP and REFCORP (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.

     At December 31, 2006 and 2005, the Bank had no outstanding AHP-related advances.
     The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Balance, beginning of year	$39,084	$20,703	$22,610
AHP assessment	15,026	28,230	7,923
Grants funded, net of recaptured amounts	(10,652)	(9,849)	(9,830)

Balance, end of year	$43,458	$39,084	$20,703

Note 9— REFCORP
     Each FHLBank is required to pay 20 percent of its reported earnings (after the AHP assessment) to REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their dependence on one another. To compute the REFCORP assessment, which is paid quarterly in arrears, the Bank’s AHP assessment (described in Note 8) is subtracted from reported income before assessments and the result is multiplied by 20 percent.
     The FHLBanks will continue to expense the REFCORP amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per calendar quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. Actual payments made are used to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all of the FHLBanks and interest rates. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to REFCORP would be calculated based upon its year-to-date income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank experiences a loss for a full year, the Bank would have no obligation to REFCORP for that year nor would it typically be entitled to a credit that could be carried forward to reduce assessments payable in future years.
     The Finance Board is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million. There were no deficit quarterly payments during the years ended December 31, 2006, 2005 or 2004.
     The FHLBanks’ aggregate payments for periods through December 31, 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the second quarter of 2015. The FHLBanks’ aggregate payments for periods through December 31, 2006 have satisfied $3 million of the $75 million scheduled payment for the second quarter of 2015 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2006 until the annuity is satisfied.
     The benchmark payments, or portions thereof, could be reinstated if the actual REFCORP payments of all of the FHLBanks fall short of $75 million in a calendar quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payments beyond April 15, 2030 would be paid to the Department of Treasury.

Note 10—Mortgage Loans Held for Portfolio
     Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF Program (see Note 1). The following table presents information as of December 31, 2006 and 2005 for mortgage loans held for portfolio (in thousands):

	2006	2005
Fixed medium-term* single-family mortgages	$119,086	$142,535
Fixed long-term single-family mortgages	327,063	395,581
Premiums	4,500	5,626
Discounts	(756)	(970)

Total mortgage loans held for portfolio	$449,893	$542,772

*	Medium-term is defined as an original term of 15 years or less.
     The par value of mortgage loans held for portfolio at December 31, 2006 and 2005 was comprised of government-guaranteed loans totaling $203,685,000 and $250,478,000, respectively, and conventional loans totaling $242,464,000 and $287,638,000, respectively.
The allowance for credit losses on mortgage loans held for portfolio was as follows (in thousands):

	2006	2005	2004
Balance, beginning of year	$294	$355	$387
Chargeoffs	(27)	(5)	(6)
Provision (release of allowance) for credit losses	—	(56)	(26)

Balance, end of year	$267	$294	$355

     At December 31, 2006 and 2005, the Bank had nonaccrual loans totaling $466,000 and $2,384,000, respectively. At December 31, 2006 and 2005, the Bank’s other assets included $255,000 and $116,000, respectively, of real estate owned.
     The estimated fair value of the mortgage loans held for portfolio as of December 31, 2006 and 2005 is presented in Note 16.
     Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The Bank did not have any impaired loans at December 31, 2006 or 2005.
Note 11—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 4.87 percent, 3.30 percent and 1.31 percent during 2006, 2005 and 2004, respectively. For additional information regarding other interest-bearing deposits, see Note 15.
     The following table details interest bearing and non-interest bearing deposits as of December 31, 2006 and 2005 (in thousands).

	2006	2005
Interest-bearing
Demand and overnight	$2,325,673	$3,788,103
Term	44,790	28,909
Other	53,268	448
Non-interest bearing
Demand and overnight	—	596
Other	75	78

Total deposits	$2,423,806	$3,818,134

Note 12—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. The Bank is primary obligor for the portion of bonds and discount notes for which it has received the proceeds (i.e., those issued on its behalf). The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability, see Note 17.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $952.0 billion and $937.5 billion at December 31, 2006 and 2005, respectively. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.
     To provide the holders of consolidated obligations issued prior to January 29, 1993 (prior bondholders) the protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account (“SAA”)) if capital stock (including mandatorily redeemable capital stock) is less than 8.33 percent of their consolidated obligations. At December 31, 2006 and 2005, the FHLBanks’ capital stock (including mandatorily redeemable capital stock) was 4.53 percent and 4.64 percent of the par value of consolidated obligations outstanding, and the required minimum pledged asset balance was approximately $26,000 and $110,000, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its regulatory capital-to-assets ratio falls below two percent. As of December 31, 2006 and 2005, no FHLBank had a regulatory capital-to-assets ratio below two percent; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below two percent.
     General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as LIBOR and the Constant Maturity Treasury (“CMT”) rate. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may also contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.
     These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
     Optional principal redemption bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings;
     Capped floating rate bonds pay interest at variable rates subject to an interest rate ceiling;
     Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions that enable the Bank to call the bonds at its option on predetermined call dates;

     Step-up/step-down bonds pay interest at increasing fixed rates and then at decreasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions that enable the Bank to call the bonds at its option on predetermined call dates.
     Conversion bonds have coupons that convert from fixed to floating, or floating to fixed, on predetermined dates; and
     Comparative-index bonds have coupon rates determined by the difference between two or more market indices, typically CMT and LIBOR.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for the Bank’s consolidated bonds at December 31, 2006 and 2005 (in thousands, at par value).

	2006	2005
Fixed-rate	$32,949,025	$29,309,810
Step-up	7,320,135	8,938,575
Step-up/step-down	15,000	15,000
Simple variable-rate	1,003,000	7,643,325
Fixed that converts to variable	430,000	455,000
Variable that converts to fixed	120,000	170,000
Comparative-index	80,000	80,000

Total par value	$41,917,160	$46,611,710

     Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at December 31, 2006 and 2005, by year of maturity (in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate	Amount	Rate
2006	$—	—%	$16,024,825	3.67%
2007	10,157,295	3.81	9,929,125	3.63
2008	12,367,735	4.56	7,162,350	3.82
2009	5,893,905	4.71	4,457,920	4.27
2010	3,446,210	4.78	2,770,710	4.39
2011	2,249,135	5.27	1,148,685	4.71
Thereafter	7,802,880	5.36	5,118,095	4.73

Total par value	41,917,160	4.60	46,611,710	3.93

Bond premiums	57,356		25,817
Bond discounts	(17,535)		(20,845)
SFAS 133 hedging adjustments	(267,743)		(489,873)

	41,689,238		46,126,809

Bonds held in treasury	(5,100)		(5,100)

Total	$41,684,138		$46,121,709

     At December 31, 2006 and 2005, the Bank’s consolidated bonds outstanding include the following (at par value, in thousands):

	2006	2005
Non-callable or non-putable bonds	$10,937,575	$20,656,635
Callable bonds	30,979,585	25,955,075

Total par value	$41,917,160	$46,611,710

     Simultaneous with the issuance of callable bonds, the Bank generally enters into an interest rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the Bank to provide members with attractively priced variable-rate advances. The Bank may also use fixed-rate callable debt to finance callable and/or prepayable advances (see Note 7) and mortgage-backed securities.

     The following table summarizes the Bank’s consolidated bonds outstanding at December 31, 2006 and 2005, by year of maturity or next call date (in thousands):

Year of Maturity or Next Call Date	2006	2005
2006	$—	$33,431,860
2007	30,394,030	6,434,015
2008	5,010,730	2,575,170
2009	3,133,950	1,788,405
2010	1,144,525	859,525
2011	653,685	558,685
Thereafter	1,580,240	964,050

Total par value	$41,917,160	$46,611,710

     Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate
December 31, 2006	$8,225,787	$8,261,583	5.11%

December 31, 2005	$11,219,806	$11,235,716	3.83%

Note 13—Capital
     Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and the Finance Board’s capital regulations, each FHLBank may issue Class A stock or Class B stock, or both, to its members. The Bank’s capital plan provides that it will issue only Class B capital stock. The Class B stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred only at its par value. As required by statute and regulation, members may request the Bank to redeem excess Class B stock, or withdraw from membership and request the Bank to redeem all outstanding capital stock, with five years’ written notice to the Bank. The regulations also allow the Bank, in its sole discretion, to repurchase members’ excess stock at any time without regard for the five-year notification period as long as the Bank continues to meet its regulatory capital requirements following any stock repurchases, as described below.
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. As of December 31, 2006, the membership investment requirement was 0.08 percent of each member’s total assets as of December 31, 2005, subject to a minimum of $1,000 and a maximum of $25,000,000. At that same date, the activity-based investment requirement was 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any MPF loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there were none).
     Members and institutions that acquire members must comply with the activity-based investment requirements for as long as the relevant advances or MPF loans remain outstanding. The Bank’s Board of Directors has the authority to adjust these requirements periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. On February 22, 2007, the Bank’s Board of Directors approved a reduction in the membership investment requirement from 0.08 percent to 0.06 percent of members’ total assets as of the preceding December 31 (and as of each December 31 thereafter); this change will become effective in April 2007.
     Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). At any time, shareholders may request the Bank to repurchase excess capital stock. Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase.

     The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. Under this policy, the Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as stock in excess of 115 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on July 31, 2006, surplus stock has been defined as stock in excess of 110 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of surplus stock is $250,000 or less. During the years ended December 31, 2006, 2005 and 2004, the Bank repurchased surplus stock totaling $492,781,000, $466,837,000 and $322,291,000, respectively. During the year ended December 31, 2006, $4,496,000 of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. During the years ended December 31, 2005 and 2004, none of the repurchased surplus stock was classified as mandatorily redeemable capital stock on the repurchase dates. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases. Beginning with the repurchase that is scheduled to occur on April 30, 2007, the Bank expects to define surplus stock as stock in excess of 105 percent of the member’s minimum investment requirement.
     The following table presents total excess stock, surplus stock and surplus stock meeting the repurchase criteria (i.e., surplus stock of individual institutions exceeding $250,000) at December 31, 2006 and 2005 (in thousands):

	2006	2005
Excess stock
Capital stock	$373,252	$363,167
Mandatorily redeemable capital stock	9,381	6,889

Total	$382,633	$370,056

Surplus stock
Capital stock	$213,560	$119,247
Mandatorily redeemable capital stock	6,535	2,525

Total	$220,095	$121,772

Surplus stock meeting repurchase criteria
Capital stock	$148,249	$60,994
Mandatorily redeemable capital stock	5,740	1,919

Total	$153,989	$62,913

     Under the Finance Board’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Board’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2006 or 2005. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.

     At all times during the three years ended December 31, 2006, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$445,931	$2,598,339	$531,027	$2,796,451

Total capital	$2,226,018	$2,598,339	$2,594,080	$2,796,451
Total capital-to-assets ratio	4.00%	4.67%	4.00%	4.31%

Leverage capital	$2,782,523	$3,897,509	$3,242,601	$4,194,677
Leverage capital-to-assets ratio	5.00%	7.00%	5.00%	6.47%
     The GLB Act made membership voluntary for all members. Members that withdraw from membership may not be readmitted to membership in any FHLBank for at least five years following the date that their membership was terminated and all of their shares of stock were redeemed or repurchased.
     The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock only from previously retained earnings or current earnings. Effective January 29, 2007, the Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings, nor may it declare or pay a dividend if the par value of the Bank’s stock is impaired or is projected to become impaired after paying such dividend. Further, the Bank may not declare or pay any dividends in the form of capital stock if its excess stock is greater than 1 percent of its total assets or, if after the issuance of such shares, the Bank’s outstanding excess stock would be greater than 1 percent of its total assets.
     Mandatorily Redeemable Capital Stock. As discussed in Note 1, the Bank’s capital stock is classified as equity (capital) for financial reporting purposes until either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, at which time the capital stock is reclassified to liabilities in accordance with the provisions of SFAS 150. The Finance Board has confirmed that the SFAS 150 accounting treatment for certain shares of its capital stock does not affect the definition of capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
     At December 31, 2006, the Bank had $159,567,000 in outstanding capital stock subject to mandatory redemption held by 14 institutions. As of December 31, 2005, the Bank had $319,335,000 in outstanding capital stock subject to mandatory redemption held by 11 institutions. In accordance with SFAS 150, these amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2006, 2005 and 2004, dividends on mandatorily redeemable capital stock in the amount of $13,049,000, $11,680,000 and $6,643,000, respectively, were recorded as interest expense in the statements of income.
     The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the notice of redemption or withdrawal or the date the activity no longer remains outstanding. If activity-based stock becomes excess stock as a result of reduced activity, the Bank, in its discretion and subject to certain regulatory restrictions, may repurchase excess stock prior to the expiration of the notice of redemption or withdrawal. The Bank will generally repurchase such excess stock as long as it expects to continue to meet its minimum capital requirements following the repurchase.
     The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2006 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to repurchase the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2008	$150,014
2009	129
2010	2,138
2011	7,286

Total	$159,567

     As discussed in Note 7, the Bank’s third largest shareholder (and borrower) is a non-member institution that acquired a Bank member and dissolved such member’s charter on February 13, 2001. As of December 31, 2006, the shareholder held $146,267,000 of mandatorily redeemable capital stock and had advances outstanding of approximately $3,513,000,000, which have final maturities in 2007 and 2008. While most of this non-member borrower’s stock is not mandatorily redeemable until 2008, the Bank expects to repurchase $128,945,000 of such stock in 2007 as the institution’s advances are repaid. In addition, $2,234,000 of stock owned by this shareholder, which was not required to be redeemed until 2011, was repurchased in January 2007.
     The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2006, 2005 and 2004 (in thousands).

Balance, December 31, 2003	$—

Capital stock subject to mandatory redemption reclassified from equity upon adoption of SFAS 150 on January 1, 2004	394,736
Capital stock that became subject to mandatory redemption during the year	12,344
Redemption of mandatorily redeemable capital stock	(86,624)
Stock dividends classified as mandatorily redeemable	6,665

Balance, December 31, 2004	327,121

Capital stock that became subject to mandatory redemption during the year	7,858
Redemption of mandatorily redeemable capital stock	(27,362)
Stock dividends classified as mandatorily redeemable	11,718

Balance, December 31, 2005	319,335

Capital stock that became subject to mandatory redemption during the year	8,754
Redemption of mandatorily redeemable capital stock	(179,463)
Stock dividends classified as mandatorily redeemable	10,941

Balance, December 31, 2006	$159,567

     A member may cancel a previously submitted redemption or withdrawal notice by providing a written cancellation notice to the Bank prior to the expiration of the five-year redemption/withdrawal notice period. A member that cancels a stock redemption or withdrawal notice more than 30 days after it is received by the Bank and prior to its expiration is subject to a cancellation fee equal to a percentage of the par value of the capital stock subject to the cancellation notice.
     The following table provides the number of institutions that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2006 and 2005:

	2006	2005
Number of institutions, beginning of year	11	9
Due to mergers and acquisitions	5	6
Due to withdrawals	1	1
Terminations completed during the year	(3)	(5)

Number of institutions, end of year	14	11

The Bank did not receive any stock redemption notices in 2006 or 2005.

     Limitations on Redemption or Repurchase of Capital Stock. The GLB Act imposes the following restrictions on the redemption or repurchase of the Bank’s capital stock.
•	In no event may the Bank redeem or repurchase capital stock if the Bank is not in compliance with its minimum capital requirements or if the redemption or repurchase would cause the Bank to be out of compliance with its minimum capital requirements, or if the redemption or repurchase would cause the member to be out of compliance with its minimum investment requirement. In addition, the Bank’s Board of Directors may suspend redemption of capital stock if the Bank reasonably believes that continued redemption of capital stock would cause the Bank to fail to meet its minimum capital requirements in the future, would prevent the Bank from maintaining adequate capital against a potential risk that may not be adequately reflected in its minimum capital requirements, or would otherwise prevent the Bank from operating in a safe and sound manner.

•	In no event may the Bank redeem or repurchase capital stock without the prior written approval of the Finance Board if the Finance Board or the Bank’s Board of Directors has determined that the Bank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the Bank. Such a determination may be made by the Finance Board or the Board of Directors even if the Bank is in compliance with its minimum capital requirements.

•	The Bank may not repurchase any capital stock without the written consent of the Finance Board during any period in which the Bank has suspended redemptions of capital stock. The Bank is required to notify the Finance Board if it suspends redemptions of capital stock and set forth its plan for addressing the conditions that led to the suspension. The Finance Board may require the Bank to reinstate redemptions of capital stock.

•	In no event may the Bank redeem or repurchase shares of capital stock if the principal and interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or, under certain circumstances, if the Bank becomes a non-complying FHLBank under Finance Board regulations as a result of its inability to comply with regulatory liquidity requirements or to satisfy its current obligations.

•	If at any time the Bank determines that the total amount of capital stock subject to outstanding stock redemption or withdrawal notices with expiration dates within the following 12 months exceeds the amount of capital stock the Bank could redeem and still comply with its minimum capital requirements, the Bank will determine whether to suspend redemption and repurchase activities altogether, to fulfill requests for redemption sequentially in the order in which they were received, to fulfill the requests on a pro rata basis, or to take other action deemed appropriate by the Bank.
Note 14—Employee Retirement Plans
     The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a tax-qualified defined benefit pension plan formerly known as the Financial Institutions’ Retirement Fund. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense during the years ended December 31, 2006, 2005 and 2004 were $3,462,000, $3,248,000 and $1,205,000, respectively. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
     The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra Defined Contribution Plan”), a tax-qualified defined contribution plan formerly known as the Financial Institutions Thrift Plan. The Bank’s contributions to the Pentegra Defined Contribution Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2006, 2005 and 2004, the Bank contributed $505,000, $444,000 and $434,000, respectively, to the Pentegra Defined Contribution Plan.
     Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The plan’s liability consists of the accumulated compensation deferrals, accrued earnings on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan. The Bank’s minimum obligation under this plan was $1,048,000 and $861,000 at December 31, 2006 and 2005, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $99,000, $61,000 and $57,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Bank also maintains a non-qualified deferred compensation plan that is available to all of its directors. The plan’s liability consists of the accumulated compensation deferrals (representing directors’ fees) and accrued earnings on those deferrals. At December 31, 2006 and 2005, the Bank’s minimum obligation under this plan was $587,000 and $612,000, respectively.
     In October 2004, the Bank established the Special Non-Qualified Deferred Compensation Plan (“the Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to most of the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $632,000 and $382,000 at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006, 2005 and 2004, the Bank contributed $195,000, $178,000 and $170,000, respectively, to the Plan.
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. The health care portion of the program is contributory while the life insurance benefits, which are available to retirees with at least 20 years of service, are offered on a noncontributory basis. Prior to January 1, 2005, retirees were eligible to remain enrolled in the Bank’s health care benefits plan if age 50 or older with at least 10 years of service at the time of retirement. In December 2004, the Bank modified the eligibility requirements relating to retiree health care continuation benefits. Effective January 1, 2005, retirees are eligible to remain enrolled in the Bank’s health care benefits plan if age 55 or older with at least 15 years of service at the time of retirement. Employees who were age 50 or older with 10 years of service and those who had 20 years of service as of December 31, 2004 were not subject to the revised eligibility requirements. Additionally, current retiree benefits were unaffected by these modifications. In October 2005, the Bank modified the participant contribution requirements relating to its retirement benefits program. Effective December 31, 2005, retirees who are age 55 or older with at least 15 years of service at the time of retirement can remain enrolled in the Bank’s health care benefits program by paying 100% of the expected plan cost. Previously, participant contributions were subsidized by the Bank; this subsidy was based upon the Bank’s COBRA premium rate and the employee’s age and length of service with the Bank. Current retirees, employees who were hired prior to January 1, 1991 and those who, as of December 31, 2004, had at least 20 years of service or were age 50 or older with 10 years of service are not subject to these revised contribution requirements prior to age 65. Under the revised plan, at age 65, all plan participants are required to pay 100% of the expected plan cost. The Bank does not have any plan assets set aside for the retiree benefits program.
     As discussed in Note 2, the Bank adopted SFAS 158 as of December 31, 2006. The provisions of SFAS 158 apply solely to the Bank’s retirement benefits program. The incremental effect of applying SFAS 158 on individual line items in the year-end 2006 statement of condition was as follows (in thousands):

	Before		After
	Application		Application of
	of SFAS 158	Adjustments	SFAS 158
Other liabilities	$54,820	$(519)	$54,301
Total liabilities	53,211,457	(519)	53,210,938
Accumulated other comprehensive income	229	519	748
Total capital	2,439,001	519	2,439,520

     The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the benefits program for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2006	2005
Change in APBO
APBO at beginning of year	$2,281	$4,384
Service cost	20	87
Interest cost	123	159
Plan amendments	—	(1,145)
Actuarial gain	(152)	(1,204)
Participant contributions	154	135
Benefits paid	(286)	(135)

APBO at end of year	2,140	2,281

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Bank contributions	132	—
Participant contributions	154	135
Benefits paid	(286)	(135)

Fair value of plan assets at end of year	—	—

Funded status	(2,140)	(2,281)
Unrecognized net actuarial gain	—	(110)
Unrecognized prior service cost (benefit)	—	(291)

Net liability recognized in other liabilities	$(2,140)	$(2,682)

     Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of the following (in thousands):

Net actuarial loss (gain)	$(262)
Prior service cost (benefit)	(257)

$(519)

     The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2007 are as follows (in thousands):

Net actuarial loss (gain)	$(3)
Prior service cost (benefit)	(35)

$(38)

     The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 13.0 percent for 2007. For 2006, 2005 and 2004, gross health care cost trend rates of 13.0 percent, 14.0 percent and 15.0 percent, respectively, were used. The health care cost trend rate is assumed to decline by 1.0 percent per year to a final rate of 5.0 percent in 2015 and thereafter. To compute the APBO at December 31, 2006 and 2005, weighted average discount rates of 6.00 percent and 5.50 percent were used. Weighted average discount rates of 5.50 percent, 5.75 percent and 6.25 percent were used to compute the net periodic benefit cost for 2006, 2005 and 2004, respectively.

     Components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Service cost	$20	$87	$229
Interest cost	123	159	240
Amortization of prior service cost (benefit)	(35)	148	254
Amortization of net loss	—	—	16

Net periodic benefit cost	$108	$394	$739

     A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2006 by $330,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2006 by $15,000. Alternatively, a 1 percent decrease in the health care trend rate would have reduced the APBO at December 31, 2006 by $272,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2006 by $26,000.
     The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Expected Benefit
Payments, Net of
Year Ended	Participant
December 31,	Contributions
2007	$178
2008	194
2009	232
2010	216
2011	247
2012-2016	1,243

$2,310

Note 15—Derivatives and Hedging Activities
     The Bank enters into interest rate swap, cap and floor agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses interest rate exchange agreements in two ways: either by designating them as a fair value hedge of a specific underlying financial instrument or firm commitment or by designating them as a hedge of some defined risk in the course of its balance sheet management (i.e., a non-SFAS 133 economic hedge). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, and to reduce funding costs.
     A non-SFAS 133 economic hedge is defined as an interest rate exchange agreement hedging specific or non-specific underlying assets or liabilities that does not qualify for or was not designated for hedge accounting under SFAS 133, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These strategies also comply with Finance Board regulatory requirements. Stand-alone derivatives include those instruments that are entered into as an economic hedge of a non-specific asset or liability and those designated against a specific asset or liability for which fair value hedge accounting has been discontinued or disallowed. An economic hedge by definition introduces the potential for earnings variability as the change in fair value recorded on the interest rate exchange agreement(s) is not offset (under the provisions of SFAS 133) by a recorded corresponding change in the value of the economically hedged asset, liability or firm commitment.

     The Bank, consistent with Finance Board regulations, enters into interest rate exchange agreements only to reduce potential market risk exposures inherent in otherwise unhedged assets and liabilities. The Bank is not a derivatives dealer and it does not trade derivatives for short-term profit. Bank management utilizes interest rate exchange agreements in the most cost efficient manner and may enter into interest rate exchange agreements that do not necessarily qualify for hedge accounting under SFAS 133. As a result, the Bank recognizes only the change in fair value of these interest rate exchange agreements in other income (loss) as “net gain (loss) on derivatives and hedging activities” with no offsetting recorded fair value adjustments for the asset, liability or firm commitment. Some offset does occur in situations where a hedged asset is measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as trading).
     During the years ended December 31, 2006, 2005 and 2004, the Bank recorded net losses on derivatives and hedging activities of $5,457,000, $91,287,000 and $90,679,000, respectively, in other income (loss). Net losses on derivatives and hedging activities for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Gains (losses) related to fair value hedge ineffectiveness	$3,227	$(2,223)	$(3,705)
Gains on economic hedge derivatives related to trading securities	956	4,585	8,126
Net interest expense associated with economic hedge derivatives related to trading securities	(947)	(4,458)	(10,777)
Losses related to other economic hedge derivatives	(7,466)	(65,223)	(33,151)
Net interest expense associated with other economic hedge derivatives	(1,227)	(23,968)	(51,172)

Net losses on derivatives and hedging activities	$(5,457)	$(91,287)	$(90,679)

     The following table summarizes the outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$45,602,820	$(271,906)	$40,235,811	$(541,393)
Economic	490,275	(5,415)	2,298,046	(12,610)
Interest rate caps
Fair value	315,000	4,074	310,000	5,730
Economic	5,250,000	3,334	3,915,000	1,508

	$51,658,095	$(269,913)	$46,758,857	$(546,765)

Total derivatives excluding accrued interest		$(269,913)		$(546,765)
Accrued interest		192,716		140,979

Net derivative balances		$(77,197)		$(405,786)

Net derivative asset balances		$90,642		$—
Net derivative liability balances		(167,839)		(405,786)

Net derivative balances		$(77,197)		$(405,786)

     Hedging Activities. The Bank formally documents all relationships between derivatives designated as hedging instruments and their hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions and its method for assessing the effectiveness of hedging relationships. This process includes linking all derivatives that are designated as fair value hedges to: (1) specific assets and liabilities on the statement of condition or (2) firm commitments. The Bank also formally assesses (both at the inception of the hedging relationship and on a monthly basis thereafter) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been, or is not expected to continue to be, effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed below.
     The Bank discontinues hedge accounting for a specific hedging relationship prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including firm commitments); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
     Investments – The Bank invests in U.S. agency securities, mortgage-backed securities, and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of consolidated obligations and derivatives. The Bank may manage prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using interest rate exchange agreements to modify the cash flows of the securities. These securities may be classified as “held-to-maturity,” “available-for-sale,” or “trading.”
     For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income (loss) as “net gain (loss) on derivatives and hedging activities” together with the related change in the fair value of the interest rate exchange agreement, and the remainder of the change in the value of the securities in other comprehensive income as “net unrealized gain (loss) on available-for-sale securities.”

     The Bank may also manage the risk arising from changing market prices and volatility of investment securities classified as “trading” by entering into interest rate exchange agreements (economic hedges) that offset the changes in fair value of the securities. The market value changes of the trading securities are recorded in other income (loss) under the caption “net gain (loss) on trading securities.” Changes in the fair value of the related interest rate exchange agreements, and the associated net interest income/expense, are included in other income (loss) under the caption “net gain (loss) on derivatives and hedging activities.”
     Advances – The Bank issues both fixed-rate and variable-rate advances. When appropriate, the Bank uses interest rate exchange agreements to adjust the interest rate sensitivity of its fixed-rate advances to more closely approximate the interest rate sensitivity of its liabilities. With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance on specified future dates. This embedded option is clearly and closely related to the host advance contract. The Bank typically hedges a putable advance by entering into a cancelable interest rate exchange agreement where the Bank pays a fixed coupon and receives a variable coupon, and sells an option to cancel the swap to the swap counterparty. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the interest rate exchange agreement on the call date and the Bank can cancel the putable advance and offer, subject to certain conditions, replacement funding at prevailing market rates.
     The optionality embedded in certain financial instruments held by the Bank can create interest rate risk. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance was invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.
     The Bank may hedge a firm commitment for a forward-starting advance through the use of an interest rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance.
     Mortgage Loans – The Bank has invested in mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected maturities of these assets, depending on changes in estimated prepayment speeds. The Bank may use interest rate exchange agreements to manage the prepayment and duration variability of mortgage loans. The Bank analyzes the duration, convexity, and earnings risk of its mortgage portfolio on a periodic basis under various rate scenarios.
     Consolidated Obligations - While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank generally enters into derivative contracts to hedge the interest rate risk associated with its specific debt issuances.
     To manage the risk arising from changing market prices and volatility of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. In a typical transaction, the Bank issues a fixed-rate consolidated obligation and simultaneously enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank which are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. Such transactions are treated as fair value hedges under SFAS 133. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances, typically one-month or three-month LIBOR. This intermediation between the capital and swap markets allows the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed-rate or floating-rate consolidated obligations in the capital markets.
     Credit Risk — The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master netting arrangements with all of its derivatives counterparties. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Finance Board regulations. Based on its master netting arrangements, credit analyses and collateral requirements with each counterparty, Bank management does not anticipate any credit losses on its derivative agreements at this time.

     The contractual or notional amount of interest rate exchange agreements reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of interest rate exchange agreements does not measure the credit risk exposure to the Bank, and the maximum credit exposure to the Bank is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable interest rate swaps and purchased caps if the counterparty defaults, after taking into account the value of any related collateral. This collateral has not been sold or repledged.
     At December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined above, was approximately $95,178,000 and $638,000, respectively. These totals include $71,077,000 and $638,000, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities, by counterparty. The Bank held, as collateral, cash with a book value of $53,268,000 and $448,000 as of December 31, 2006 and 2005, respectively. The cash collateral held is reported in interest-bearing deposits (liabilities) in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are described in Note 17.
     The Bank has not issued consolidated obligations denominated in currencies other than U.S. dollars.
     Interest rate exchange agreements in which the Bank is an intermediary may arise when the Bank enters into interest rate exchange agreements to offset the economic effect of other interest rate exchange agreements that are no longer designated to either advances, investments, or consolidated obligations. The notional amount of interest rate exchange agreements in which the Bank was an intermediary was $5,100,000 at both December 31, 2006 and 2005.
Note 16—Estimated Fair Values
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2006 and 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, the estimated fair values presented below are not necessarily indicative of the amounts that would be realized in current market transactions.
     The Fair Value Summary Tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
     Cash and due from banks. The estimated fair value approximates the recorded book balance.
     Interest-bearing deposits. Interest-bearing deposits earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates the recorded book value.
     Federal funds sold. All federal funds sold represent overnight balances. Accordingly, the estimated fair value approximates the recorded book balance.
     Investment securities. Generally, the estimated fair value of investment securities is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. The Bank uses its best estimates for appropriate discount rates, prepayments, market volatility and other factors, taking into account current observable market data and experience.
     Advances. The Bank determines the estimated fair value of advances with fixed rates and advances with complex floating rates by calculating the present value of expected future cash flows from the advances and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Under Finance Board regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk. The estimated fair value approximates the recorded book balance of advances with floating rates.
     Mortgage loans held for portfolio. The estimated fair values for mortgage loans have been determined based on quoted prices of similar mortgage loans available in the market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the prepayment assumptions that are used.
     Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.
     Derivative assets/liabilities. The Bank estimates the fair values of its derivative instruments, all of which are interest rate exchange agreements, by calculating the present value of expected future cash flows, including accrued interest receivable and payable, for those instruments. The Bank uses available current market interest rates for interest rate exchange agreements with similar terms as discount rates in these calculations, and uses current market prices for swaptions or stand alone options with similar terms to estimate the value of similar instruments in the Bank’s portfolio. However, since active markets may not exist for all of the Bank’s interest rate exchange agreements, fair values must be estimated using management’s best judgment of the most comparable interest rates or prices available in the market. Management regularly evaluates these judgments against available market data. Such estimates are necessarily subjective, however, and changes in management’s judgments could have a material impact on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.
     Deposits. The Bank determines the estimated fair values of Bank deposits with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The estimated fair value approximates the recorded book balance for deposits with floating rates and fixed rates with three months or less to maturity or repricing.
     Consolidated obligations. The Bank estimates fair values of consolidated obligations based on the cost of raising comparable term debt. The estimated cost of issuing debt includes non-interest selling costs.
     Mandatorily redeemable capital stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par value ($100 per share), as adjusted for any estimated dividend earned but unpaid at the time of reclassification from equity to liabilities. The Bank’s capital stock cannot, by statute or implementing regulation, be purchased, redeemed, repurchased or transferred at any amount other than par.
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at December 31, 2006 or 2005.

     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2006, were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$96,360	$—	$96,360
Interest-bearing deposits	174,416	—	174,416
Federal funds sold	5,495,000	—	5,495,000
Trading securities	24,499	—	24,499
Available-for-sale securities	714,771	—	714,771
Held-to-maturity securities	7,194,594	45,068	7,239,662
Advances	41,168,141	(122,890)	41,045,251
Mortgage loans held for portfolio, net	449,626	(1,595)	448,031
Accrued interest receivable	187,886	—	187,886
Derivative assets	90,642	—	90,642

Liabilities:
Deposits	2,423,806	—	2,423,806
Consolidated obligations:
Discount notes	8,225,787	1,294	8,224,493
Bonds	41,684,138	64,906	41,619,232
Mandatorily redeemable capital stock	159,567	—	159,567
Accrued interest payable	444,057	—	444,057
Derivative liabilities	167,839	—	167,839
     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2005 were as follows (in thousands):
2005 FAIR VALUE SUMMARY TABLE

	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$61,558	$—	$61,558
Interest-bearing deposits	384,715	—	384,715
Federal funds sold	7,896,000	—	7,896,000
Trading securities	45,744	—	45,744
Available-for-sale securities	1,014,884	—	1,014,884
Held-to-maturity securities	8,204,642	53,801	8,258,443
Advances	46,456,958	(79,913)	46,377,045
Mortgage loans held for portfolio, net	542,478	3,270	545,748
Accrued interest receivable	190,914	—	190,914

Liabilities:
Deposits	3,818,134	—	3,818,134
Consolidated obligations:
Discount notes	11,219,806	2,554	11,217,252
Bonds	46,121,709	36,657	46,085,052
Mandatorily redeemable capital stock	319,335	—	319,335
Accrued interest payable	396,913	—	396,913
Derivative liabilities	405,786	—	405,786

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 12, the Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBank System. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
     The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the FHLBanks are under the common control of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank System’s consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” At December 31, 2006 and 2005, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $901.8 billion and $879.6 billion, respectively.
     If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies." Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss is remote.
     Other commitments and contingencies. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $74,428,000 and $155,746,000 at December 31, 2006 and 2005, respectively. Commitments are generally for periods up to 12 months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, the amount is converted into a collateralized advance to the member. Outstanding standby letters of credit totaled $3,493,095,000 and $2,755,708,000 at December 31, 2006 and 2005, respectively. At December 31, 2006, outstanding letters of credit had original terms of up to 7 years with a final expiration in 2013. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $1,737,000 and $1,382,000 at December 31, 2006 and 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Commitments and letters of credit are fully collateralized at the time of issuance (see Note 7).
     The Bank had no commitments to fund/purchase mortgage loans at December 31, 2006 or 2005.
     At December 31, 2006 and 2005, the Bank had commitments to issue $2,840,000,000 and $15,000,000, respectively, of consolidated obligation bonds/discount notes.
     Generally, the Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral agreements. As of December 31, 2006 and 2005, the Bank had pledged, as collateral, cash with a book value of $173,830,000 and $384,428,000, respectively, to broker-dealers who have market risk exposure from the Bank related to interest rate exchange agreements; at those dates, the Bank had no securities pledged as collateral. The pledged cash collateral is reported in interest-bearing deposits (assets) in the statements of condition.

     During the years ended December 31, 2006, 2005 and 2004, the Bank charged to operating expenses net rental costs of approximately $434,000, $386,000, and $398,000, respectively. Future minimum rentals at December 31, 2006, were as follows (in thousands):

Year	Premises	Equipment	Total
2007	$256	$84	$340
2008	259	42	301
2009	254	26	280
2010	174	7	181

Total	$943	$159	$1,102

     Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
     The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2006 were as follows (in thousands):

Year
2007	$1,653
2008	1,457
2009	499
2010	251

Total	$3,860

     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
     For a discussion of other commitments and contingencies, see notes 7, 8, 9, 12, 14 and 15.
Note 18 — Transactions with Shareholders
     As a cooperative, the Bank’s capital stock is owned by its members, former members that retain the stock as provided in the Bank’s capital plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. Members are entitled to vote only for non-appointed directors; non-member shareholders are prohibited from participating in the director election process. Under the FHLB Act and Finance Board regulations, each of the Bank’s 11 elective directorships is designated to one of the five states in the Bank’s district and each member is entitled to vote only for candidates representing the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation that the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. By law, elected directors must be officers or directors of a member of the Bank.
     Substantially all of the Bank’s advances (loans) are made to its shareholders, and the majority of its mortgage loans held for portfolio were either funded by the Bank through, or purchased from, certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances and mortgage loans held for portfolio. As an additional service to members, the Bank also offers term deposit accounts. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third party market participants, except that the Bank’s Risk Management Policy specifies a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.

     Affiliates of two of the Bank’s counterparties (Citigroup and Wachovia) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. The Bank has continued to enter into interest rate exchange agreements with Citigroup and Wachovia in the normal course of business and under the same terms and conditions since the member acquisitions were completed. Effective October 1, 2006, Citigroup terminated the Ninth District charter of the affiliate that acquired the member institution and, as a result, an affiliate of Citigroup became a non-member shareholder of the Bank.
     During the year ended December 31, 2005, the Bank purchased from a third party $283,000,000 of mortgage-backed securities issued by an affiliate of Washington Mutual Bank, a non-member borrower/shareholder. The Bank did not purchase any investment securities issued by any of its shareholders, or affiliates thereof, during the year ended December 31, 2006. At December 31, 2006 and 2005, the Bank held previously purchased mortgage-backed securities with par values of $26 million and $30 million, respectively, that were issued by one or more entities that are now part of Citigroup. At December 31, 2006 and 2005, the Bank held $133 million and $258 million (par values), respectively, of mortgage-backed securities issued by entities that are affiliated with Washington Mutual Bank.
     During the year ended December 31, 2004, the Bank did not purchase any investment or mortgage-backed securities issued by any of its shareholders or their affiliates. Additionally, the Bank did not enter into any interest rate exchange agreements with any of its shareholders or their affiliates during this period.
     All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all members regardless of asset or transaction size, charter type, or geographic location.
     The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2006 and 2005, advances outstanding to Directors’ Financial Institutions aggregated $1,205,000,000 and $8,244,000,000, respectively, representing 2.9 percent and 17.7 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2006, 2005 or 2004. As of December 31, 2006 and 2005, capital stock outstanding to Directors’ Financial Institutions aggregated $72,000,000 and $375,000,000, respectively, representing 3.0 percent and 14.3 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.
Note 19 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding at December 31, 2006 or 2005. In addition, no such loans to other FHLBanks were made during the year ended December 31, 2006. Interest income on loans to other FHLBanks totaled $506,000 and $179,000 for the years ended December 31, 2005 and 2004, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2005 and 2004 (in thousands).

	FHLBank of	FHLBank of
	Pittsburgh	Atlanta
Balance, January 1, 2004	$—	$—
Loans made	4,793,000	100,000
Collections	(4,793,000)	(100,000)

Balance, December 31, 2004	—	—
Loans made	3,660,000	—
Collections	(3,660,000)	—

Balance, December 31, 2005	$—	$—

     During the years ended December 31, 2006, 2005 and 2004, interest expense on borrowings from other FHLBanks totaled $91,000, $31,000 and $4,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2006, 2005 and 2004 (in thousands).

	Year Ended December 31,
	2006	2005	2004
Balance, January 1	$—	$—	$—
Borrowings from:
FHLBank of Atlanta	50,000	125,000	100,000
FHLBank of Boston	50,000	—	—
FHLBank of Chicago	50,000	—	—
FHLBank of Cincinnati	50,000	—	—
FHLBank of Des Moines	50,000	—	—
FHLBank of Indianapolis	100,000	—	—
FHLBank of New York	50,000	—	—
FHLBank of Pittsburgh	100,000	190,000	—
FHLBank of San Francisco	50,000	—	—
FHLBank of Seattle	50,000	—	—
FHLBank of Topeka	50,000	—	—
Repayments to:
FHLBank of Atlanta	(50,000)	(125,000)	(100,000)
FHLBank of Boston	(50,000)	—	—
FHLBank of Chicago	(50,000)	—	—
FHLBank of Cincinnati	(50,000)	—	—
FHLBank of Des Moines	(50,000)	—	—
FHLBank of Indianapolis	(100,000)	—	—
FHLBank of New York	(50,000)	—	—
FHLBank of Pittsburgh	(100,000)	(190,000)	—
FHLBank of San Francisco	(50,000)	—	—
FHLBank of Seattle	(50,000)	—	—
FHLBank of Topeka	(50,000)	—	—

Balance, December 31	$—	$—	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 5. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligations of other FHLBanks totaled $2,457,000, $3,193,000 and $3,426,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Bank may, from time to time, assume the outstanding debt of another FHLBank rather than issue new debt. During the years ended December 31, 2005 and 2004, the Bank assumed consolidated obligations from the FHLBank of Chicago with par amounts of $425,000,000 and $375,000,000, respectively. The net premiums (discounts) associated with these transactions were $1,812,000 and ($3,789,000) in 2005 and 2004, respectively. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the year ended December 31, 2006. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
     As discussed in Note 1, the Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by the Bank’s PFIs and purchased by the FHLBank of Chicago. These fees totaled $242,000, $385,000 and $684,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

EXHIBIT INDEX
Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

4.1	Amended and Revised Capital Plan of the Registrant, dated June 24, 2004 (incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.5 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the Commission on June 27, 2006, which exhibit is incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.