Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Dallas
filed 2007-05-15
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
At April 30, 2007, the registrant had outstanding 19,347,123 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$77,914	$96,360
Interest-bearing deposits (Note 12)	157,551	174,416
Federal funds sold	7,673,000	5,495,000
Trading securities (Note 3)	20,661	24,499
Available-for-sale securities (a) (Notes 4 and 14)	654,345	714,771
Held-to-maturity securities (b) (Notes 5 and 13)	7,045,839	7,194,594
Advances (Note 6)	36,853,800	41,168,141
Mortgage loans held for portfolio, net of allowance for credit losses of $267 at both March 31, 2007 and December 31, 2006	432,708	449,626
Accrued interest receivable	180,821	187,886
Premises and equipment, net	24,394	24,895
Derivative assets (Note 11)	112,943	90,642
Other assets	28,706	29,628

TOTAL ASSETS	$53,262,682	$55,650,458

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$3,539,824	$2,423,731
Non-interest bearing	75	75

Total deposits	3,539,899	2,423,806

Consolidated obligations, net (Note 8)
Discount notes	8,977,398	8,225,787
Bonds	37,660,431	41,684,138

Total consolidated obligations, net	46,637,829	49,909,925

Mandatorily redeemable capital stock	123,465	159,567
Accrued interest payable	415,510	444,057
Affordable Housing Program (Note 7)	45,974	43,458
Payable to REFCORP	8,641	7,985
Derivative liabilities (Note 11)	138,559	167,839
Other liabilities	56,939	54,301

Total liabilities	50,966,816	53,210,938

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock – Class B putable ($100 par value) issued and outstanding shares: 20,980,112 and 22,481,469 shares at March 31, 2007 and December 31, 2006, respectively	2,098,011	2,248,147
Retained earnings	196,215	190,625
Accumulated other comprehensive income
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	1,130	229
Other	510	519

Total accumulated other comprehensive income	1,640	748

Total capital	2,295,866	2,439,520

TOTAL LIABILITIES AND CAPITAL	$53,262,682	$55,650,458

(a)	Amortized cost: $653,215 and $714,542 at March 31, 2007 and December 31, 2006, respectively.

(b)	Fair values: $7,089,290 and $7,239,662 at March 31, 2007 and December 31, 2006, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Advances	$525,176	$496,189
Prepayment fees on advances, net	538	754
Interest-bearing deposits	2,125	4,308
Federal funds sold	81,444	53,739
Trading securities	387	843
Available-for-sale securities	7,920	10,671
Held-to-maturity securities	106,804	102,078
Mortgage loans held for portfolio	6,164	7,421
Other	223	151

Total interest income	730,781	676,154

INTEREST EXPENSE
Consolidated obligations
Bonds	519,997	510,687
Discount notes	119,098	72,367
Deposits	33,129	38,134
Mandatorily redeemable capital stock	1,902	3,020
Other borrowings	22	28

Total interest expense	674,148	624,236

NET INTEREST INCOME	56,633	51,918

OTHER INCOME (LOSS)
Service fees	833	808
Net loss on trading securities	(19)	(657)
Net gains (losses) on derivatives and hedging activities	2,125	(3,024)
Gains on early extinguishment of debt	97	856
Other, net	1,139	831

Total other income (loss)	4,175	(1,186)

OTHER EXPENSE
Compensation and benefits	7,522	6,164
Other operating expenses	4,497	5,813
Finance Board	492	599
Office of Finance	512	309

Total other expense	13,023	12,885

INCOME BEFORE ASSESSMENTS	47,785	37,847

Affordable Housing Program	4,095	3,397
REFCORP	8,738	6,890

Total assessments	12,833	10,287

NET INCOME	$34,952	$27,560

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2007	22,481	$2,248,147	$190,625	$748	$2,439,520

Proceeds from sale of capital stock	763	76,254	—	—	76,254
Repurchase/redemption of capital stock	(2,496)	(249,615)	—	—	(249,615)
Shares reclassified to mandatorily redeemable capital stock	(60)	(6,016)	—	—	(6,016)
Comprehensive income
Net income	—	—	34,952	—	34,952
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	901	901
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(8)	(8)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(1)	(1)

Total comprehensive income	—	—	—	—	35,844

Dividends on capital stock (at 5.25 percent annualized rate)
Cash	—	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(75)	—	(75)
Stock	292	29,241	(29,241)	—	—

BALANCE, MARCH 31, 2007	20,980	$2,098,011	$196,215	$1,640	$2,295,866

BALANCE, JANUARY 1, 2006	22,986	$2,298,622	$178,494	$(2,677)	$2,474,439

Proceeds from sale of capital stock	753	75,367	—	—	75,367
Repurchase/redemption of capital stock	(1,195)	(119,501)	—	—	(119,501)
Shares reclassified to mandatorily redeemable capital stock	(38)	(3,828)	—	—	(3,828)
Comprehensive income
Net income	—	—	27,560	—	27,560
Other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	—	—	—	(506)	(506)

Total comprehensive income	—	—	—	—	27,054

Dividends on capital stock (at 4.45 percent annualized rate)
Cash	—	—	(41)	—	(41)
Mandatorily redeemable capital stock	—	—	(1)	—	(1)
Stock	248	24,758	(24,758)	—	—

BALANCE, MARCH 31, 2006	22,754	$2,275,418	$181,254	$(3,183)	$2,453,489

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$34,952	$27,560
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments and mortgage loans	(14,214)	(11,336)
Concessions on consolidated obligation bonds	2,914	2,532
Premises, equipment and computer software costs	1,180	1,078
Non-cash interest on mandatorily redeemable capital stock	2,227	3,023
Gains on early extinguishment of debt	(97)	(856)
Decrease in trading securities	3,838	6,832
Loss due to change in net fair value adjustment on derivative and hedging activities	15,507	17,985
Net realized gain on disposition of premises and equipment	—	(13)
Decrease in accrued interest receivable	7,065	8,788
Decrease in other assets	1,015	227
Increase in Affordable Housing Program (AHP) liability	2,516	2,333
Decrease in accrued interest payable	(28,547)	(45,857)
Increase (decrease) in payable to REFCORP	656	(267)
Decrease in other liabilities	(1,010)	(1,656)

Total adjustments	(6,950)	(17,187)

Net cash provided by operating activities	28,002	10,373

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	16,865	(80,203)
Net decrease (increase) in federal funds sold	(2,178,000)	3,571,000
Proceeds from maturities of long-term held-to-maturity securities	332,021	381,334
Purchases of long-term held-to-maturity securities	(183,312)	—
Proceeds from maturities of available-for-sale securities	60,641	75,755
Principal collected on advances	132,216,530	118,629,460
Advances made	(127,886,400)	(114,593,583)
Principal collected on mortgage loans held for portfolio	16,823	24,694
Purchases of premises, equipment and computer software	(652)	(708)

Net cash provided by investing activities	2,394,516	8,007,749

FINANCING ACTIVITIES
Net increase in deposits and pass-through reserves	1,119,733	502,602
Net proceeds from issuance of consolidated obligations
Discount notes	217,392,401	185,481,264
Bonds	7,385,000	1,123,142
Debt issuance costs	(3,112)	(480)
Proceeds from assumption of debt from other FHLBanks	285,350	—
Payments for maturing and retiring consolidated obligations
Discount notes	(216,628,413)	(192,994,339)
Bonds	(11,774,096)	(1,894,578)
Proceeds from issuance of capital stock	76,254	75,367
Payments for redemption of mandatorily redeemable capital stock	(44,420)	(97,296)
Payments for repurchase/redemption of capital stock	(249,615)	(119,501)
Cash dividends paid	(46)	(41)

Net cash used in financing activities	(2,440,964)	(7,923,860)

Net increase (decrease) in cash and cash equivalents	(18,446)	94,262
Cash and cash equivalents at beginning of the period	96,360	61,558

Cash and cash equivalents at end of the period	$77,914	$155,820

Supplemental Disclosures:
Interest paid	$695,631	$693,914

AHP payments, net	$1,579	$1,064

REFCORP payments	$8,082	$7,158

Stock dividends issued	$29,241	$24,758

Dividends paid through issuance of mandatorily redeemable capital stock	$75	$1

Capital stock reclassified to mandatorily redeemable capital stock	$6,016	$3,828

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
Note 1—Basis of Presentation
     The accompanying interim financial statements of the Federal Home Loan Bank of Dallas (the “Bank”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Bank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
     The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2006. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K filed with the SEC on March 30, 2007 (the “2006 10-K”). The notes to the interim financial statements highlight significant changes to the notes included in the 2006 10-K.
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
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant estimates include the valuations of the Bank’s investment securities classified as trading and available-for-sale and its derivative instruments and any associated hedged items. Actual results could differ from those estimates.
Note 2—Recently Issued Accounting Standards and Interpretations
     SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years. Early adoption is permitted, provided an entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial condition. The Bank intends to adopt SFAS 157 on January 1, 2008.

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
     FASB Staff Position (“FSP”) FIN 39-1. In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This policy, once adopted, must be applied consistently (i.e., either both the fair value amounts of the derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be offset or all of these amounts must be presented gross in the balance sheet). The accounting policy related to offsetting fair value amounts, as well as the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be disclosed. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. The effects of applying FSP FIN 39-1 are required to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Pursuant to the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” the Bank currently offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Bank has not yet determined the effect that the adoption of FSP FIN 39-1 will have on its financial statements.
Note 3—Trading Securities
     Trading securities as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Mortgage-backed securities
Government-sponsored enterprises	$18,178	$22,204
Other	2,483	2,295

Total	$20,661	$24,499

     Net loss on trading securities during the three months ended March 31, 2007 and 2006 included a change in net unrealized holding loss of $19,000 and $657,000 for securities that were held on March 31, 2007 and 2006, respectively. There were no sales of trading securities during the three months ended March 31, 2007 or 2006. On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.

Note 4—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of March 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$51,477	$853	$—	$52,330
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,256	48	—	35,304
FHLBank of San Francisco (primary obligor)	6,258	441	—	6,699

	92,991	1,342	—	94,333

Mortgage-backed securities
Government-sponsored enterprises	386,261	942	1,073	386,130
Other	173,963	60	141	173,882

	560,224	1,002	1,214	560,012

Total	$653,215	$2,344	$1,214	$654,345

     Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$51,156	$134	$—	$51,290
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,217	49	—	35,266
FHLBank of San Francisco (primary obligor)	6,194	481	—	6,675

	92,567	664	—	93,231

Mortgage-backed securities
Government-sponsored enterprises	432,806	921	1,336	432,391
Other	189,169	165	185	189,149

	621,975	1,086	1,521	621,540

Total	$714,542	$1,750	$1,521	$714,771

     The amortized cost of the Bank’s available-for-sale securities includes hedging adjustments. The FHLBank investments shown in the tables above represent consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable. See Notes 12 and 14 for a discussion of these investments and the Bank’s joint and several liability on consolidated obligations.

     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2007 and December 31, 2006 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call obligations prior to their final stated maturities.

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Maturity	Cost	Value	Cost	Value
Due after one year through five years	$41,514	$42,003	$41,411	$41,941
Due after ten years	51,477	52,330	51,156	51,290

	92,991	94,333	92,567	93,231
Mortgage-backed securities	560,224	560,012	621,975	621,540

Total	$653,215	$654,345	$714,542	$714,771

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $66,000 at March 31, 2007 and net premiums of $673,000 at December 31, 2006.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$86,733	$86,373
Variable-rate	6,258	6,194

	92,991	92,567

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	541,779	591,843
Fixed-rate collateralized mortgage obligations	18,445	30,132

	560,224	621,975

Total	$653,215	$714,542

     Gains and Losses. There were no sales of available-for-sale securities during the three months ended March 31, 2007 or 2006.
Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$82,576	$254	$476	$82,354
State or local housing agency obligations	5,315	2	—	5,317

	87,891	256	476	87,671

Mortgage-backed securities
U.S. government guaranteed obligations	40,453	310	24	40,739
Government-sponsored enterprises	5,135,122	24,297	1,712	5,157,707
Other	1,782,373	21,174	374	1,803,173

	6,957,948	45,781	2,110	7,001,619

Total	$7,045,839	$46,037	$2,586	$7,089,290

     Held-to-maturity securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$87,125	$207	$562	$86,770
State or local housing agency obligations	5,965	2	—	5,967

	93,090	209	562	92,737

Mortgage-backed securities
U.S. government guaranteed obligations	43,556	326	—	43,882
Government-sponsored enterprises	5,163,238	23,416	880	5,185,774
Other	1,894,710	22,836	277	1,917,269

	7,101,504	46,578	1,157	7,146,925

Total	$7,194,594	$46,787	$1,719	$7,239,662

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2007 and December 31, 2006 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call obligations prior to their final stated maturities.

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,750	$4,679	$167	$167
Due after one year through five years	1,474	1,485	8,487	8,489
Due after five years through ten years	14,362	14,505	6,875	6,891
Due after ten years	67,305	67,002	77,561	77,190

	87,891	87,671	93,090	92,737
Mortgage-backed securities	6,957,948	7,001,619	7,101,504	7,146,925

Total	$7,045,839	$7,089,290	$7,194,594	$7,239,662

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $145,000 and $464,000 at March 31, 2007 and December 31, 2006, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$87,891	$93,090

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	2,428	2,761
Collateralized mortgage obligations:
Fixed-rate	757,628	763,527
Variable-rate	6,197,892	6,335,216

	6,957,948	7,101,504

Total	$7,045,839	$7,194,594

     Substantially all of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupons that are subject to interest rate caps, none of which were reached during 2006 or the three months ended March 31, 2007.

Note 6—Advances
     Redemption Terms. At March 31, 2007 and December 31, 2006, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 9.29 percent and 1.00 percent to 9.16 percent, respectively. These advances are summarized below (in thousands).

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$47,183	9.29%	$5	9.16%

Due in one year or less	15,090,945	5.14	19,343,124	5.16
Due after one year through two years	4,964,979	5.14	6,612,440	5.14
Due after two years through three years	3,533,089	5.27	3,890,210	5.27
Due after three years through four years	3,441,117	5.29	2,973,142	5.30
Due after four years through five years	4,767,975	5.29	3,029,041	5.28
Due after five years	758,727	5.18	733,962	5.21
Amortizing advances	4,251,441	4.51	4,603,661	4.46

Total par value	36,855,456	5.11%	41,185,585	5.11%

Unamortized commitment fees	(30)		(24)
Hedging adjustments	(1,626)		(17,420)

Total	$36,853,800		$41,168,141

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances may require the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2007 and December 31, 2006, the Bank had aggregate prepayable and callable advances totaling $159,184,000 and $152,505,000, respectively.
     The following table summarizes advances at March 31, 2007 and December 31, 2006, by the earlier of maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Maturity or Next Call Date	March 31, 2007	December 31, 2006
Overdrawn demand deposit accounts	$47,183	$5

Due in one year or less	15,128,235	19,377,447
Due after one year through two years	4,982,522	6,629,386
Due after two years through three years	3,544,885	3,905,342
Due after three years through four years	3,483,524	3,011,456
Due after four years through five years	4,803,172	3,062,207
Due after five years	614,494	596,081
Amortizing advances	4,251,441	4,603,661

Total par value	$36,855,456	$41,185,585

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2007 and December 31, 2006, the Bank had putable advances outstanding totaling $1,058,400,000 and $1,043,400,000, respectively.

     The following table summarizes advances at March 31, 2007 and December 31, 2006, by the earlier of maturity or next possible put date (in thousands):

Maturity or Next Put Date	March 31, 2007	December 31, 2006
Overdrawn demand deposit accounts	$47,183	$5

Due in one year or less	15,984,344	20,366,524
Due after one year through two years	4,636,679	6,162,140
Due after two years through three years	3,346,489	3,711,910
Due after three years through four years	3,212,618	2,713,342
Due after four years through five years	4,727,975	2,974,041
Due after five years	648,727	653,962
Amortizing advances	4,251,441	4,603,661

Total par value	$36,855,456	$41,185,585

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2007 and December 31, 2006 (in thousands, based upon par amount):

	March 31, 2007	December 31, 2006
Fixed-rate	$18,448,144	$23,377,088
Variable-rate	18,407,312	17,808,497

Total par value	$36,855,456	$41,185,585

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. The net amount of prepayment fees is reflected as interest income in the statements of income. Gross advance prepayment fees received from members/borrowers during the three months ended March 31, 2007 and 2006 were $629,000 and $531,000, respectively, none of which were deferred.
Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$43,458	$39,084
AHP assessment	4,095	3,397
Grants funded, net of recaptured amounts	(1,579)	(1,064)

Balance, end of period	$45,974	$41,417

Note 8—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 12.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations were approximately $951.5 billion and $952.0 billion at March 31, 2007 and December 31, 2006, respectively. The Bank was the primary obligor on $46.8 billion and $50.2 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for the Bank’s consolidated bonds at March 31, 2007 and December 31, 2006 (in thousands, at par value).

	March 31, 2007	December 31, 2006
Fixed-rate	$30,173,906	$32,949,025
Step-up	6,429,060	7,320,135
Step-up/step-down	15,000	15,000
Simple variable-rate	673,000	1,003,000
Fixed that converts to variable	320,000	430,000
Variable that converts to fixed	120,000	120,000
Comparative-index	80,000	80,000

Total par value	$37,810,966	$41,917,160

     Redemption Terms. The following is a summary of the Bank’s consolidated bonds outstanding at March 31, 2007 and December 31, 2006, by maturity (in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$7,495,910	3.83%	$10,157,295	3.81%
Due after one year through two years	10,684,020	4.56	12,367,735	4.56
Due after two years through three years	5,982,091	4.79	5,893,905	4.71
Due after three years through four years	2,693,435	4.91	3,446,210	4.78
Due after four years through five years	2,547,185	5.32	2,249,135	5.27
Thereafter	8,408,325	5.41	7,802,880	5.36

Total par value	37,810,966	4.72%	41,917,160	4.60%

Bond premiums	56,270		57,356
Bond discounts	(15,552)		(17,535)
Hedging adjustments	(186,153)		(267,743)

	37,665,531		41,689,238
Bonds held in treasury	(5,100)		(5,100)

Total	$37,660,431		$41,684,138

     At March 31, 2007 and December 31, 2006, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	March 31, 2007	December 31, 2006
Non-callable bonds	$9,129,811	$10,937,575
Callable bonds	28,681,155	30,979,585

Total par value	$37,810,966	$41,917,160

     The following table summarizes the Bank’s consolidated bonds outstanding at March 31, 2007 and December 31, 2006, by the earlier of maturity or next possible call date (in thousands, at par value):

Maturity or Next Call Date	March 31, 2007	December 31, 2006
Due in one year or less	$26,761,320	$30,394,030
Due after one year through two years	5,085,290	5,010,730
Due after two years through three years	3,067,861	3,133,950
Due after three years through four years	675,500	1,144,525
Due after four years through five years	646,305	653,685
Thereafter	1,574,690	1,580,240

Total par value	$37,810,966	$41,917,160

     Discount Notes. The Bank’s consolidated discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate
March 31, 2007	$8,977,398	$8,995,250	5.18%

December 31, 2006	$8,225,787	$8,261,583	5.11%

Note 9—Capital
     At all times during the three months ended March 31, 2007, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$432,666	$2,417,691	$445,931	$2,598,339

Total capital	$2,130,507	$2,417,691	$2,226,018	$2,598,339
Total capital-to-assets ratio	4.00%	4.54%	4.00%	4.67%

Leverage capital	$2,663,134	$3,626,537	$2,782,523	$3,897,509
Leverage capital-to-assets ratio	5.00%	6.81%	5.00%	7.00%
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. As of March 31, 2007, the membership investment requirement was 0.08 percent of each member’s total assets as of December 31, 2006 (and as of each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. At that same date, the activity-based investment requirement was 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any Mortgage Partnership Finance® (“MPF”®) loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there were none). Effective April 16, 2007, the membership investment requirement was reduced from 0.08 percent to 0.06 percent of each member’s total assets as of the preceding December 31.
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchase that occurred on January 31, 2007, surplus stock was defined as the amount of stock held by a member in excess of 110 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on April 30, 2007, surplus stock is defined as stock in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 31, 2007 and April 30, 2007, the Bank repurchased surplus stock totaling $144,292,000 and $286,266,000, respectively, none of which had been classified as mandatorily redeemable capital stock as of those dates.

Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$5	$5
Interest cost	31	31
Amortization of prior service cost (benefit)	(8)	(9)
Amortization of net actuarial gain	(1)	—

Net periodic benefit cost	$27	$27

Note 11—Derivatives and Hedging Activities
     During the three months ended March 31, 2007 and 2006, the Bank recorded net gains (losses) on derivatives and hedging activities of $2,125,000 and ($3,024,000), respectively, in other income (loss). Net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Gains (losses) related to fair value hedge ineffectiveness	$3,714	$(2,261)
Gains on economic hedge derivatives related to trading securities	24	691
Net interest expense associated with economic hedge derivatives related to trading securities	(107)	(428)
Losses related to other economic hedge derivatives	(1,443)	(1,493)
Net interest income (expense) associated with other economic hedge derivatives	(63)	467

Net gains (losses) on derivatives and hedging activities	$2,125	$(3,024)

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value hedges	$37,965,345	$(202,405)	$45,602,820	$(271,906)
Economic hedges	287,172	(4,658)	490,275	(5,415)
Interest rate caps
Fair value hedges	290,000	2,945	315,000	4,074
Economic hedges	5,250,000	1,937	5,250,000	3,334

	$43,792,517	$(202,181)	$51,658,095	$(269,913)

Total derivatives excluding accrued interest		$(202,181)		$(269,913)
Accrued interest		176,565		192,716

Net derivative balances		$(25,616)		$(77,197)

Net derivative asset balances		$112,943		$90,642
Net derivative liability balances		(138,559)		(167,839)

Net derivative balances		$(25,616)		$(77,197)

     The notional amount of interest rate exchange agreements reflects the involvement of the Bank in various classes of financial instruments. The notional amount of interest rate exchange agreements does not measure the credit risk exposure to the Bank, and the maximum credit exposure to the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, assuming that the counterparty defaults and the related collateral, if any, is of no value to the Bank. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty, under master netting arrangements.
     At March 31, 2007 and December 31, 2006, the Bank’s maximum credit risk, as defined above, was approximately $117,674,000 and $95,178,000, respectively. The Bank held as collateral cash balances of $118,426,000 and $53,268,000 as of March 31, 2007 and December 31, 2006, respectively. In early January 2007, cash collateral of $44,093,000 was delivered to the Bank pursuant to counterparty credit arrangements.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2007, the par amount of the 12 FHLBanks’ outstanding consolidated obligations was approximately $951.5 billion. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. Commitments that legally obligate the Bank to make additional advances totaled approximately $99,152,000 and $74,428,000 at March 31, 2007 and December 31, 2006, respectively. In addition, outstanding standby letters of credit totaled $3,694,931,000 and $3,493,095,000 at March 31, 2007 and December 31, 2006, respectively.
     The Bank had no commitments to fund/purchase mortgage loans at March 31, 2007 or December 31, 2006.
     At March 31, 2007 and December 31, 2006, the Bank had commitments to issue $2,091,865,000 and $2,840,000,000, respectively, of consolidated obligation bonds/discount notes.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral agreements. As of March 31, 2007 and December 31, 2006, the Bank had pledged, as collateral, cash with a book value of $156,223,000 and $173,830,000, respectively, to broker-dealers who had market risk exposure from the Bank related to interest rate exchange agreements; at those dates, the Bank had no securities pledged as collateral. The pledged cash collateral is reported in interest-bearing deposits (assets) in the statements of condition.
     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any pending legal proceedings.
Note 13— Transactions with Shareholders
     Affiliates of two of the Bank’s derivative counterparties (Citigroup and Wachovia) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. Since the acquisitions were completed, the Bank has continued to enter into interest rate exchange agreements with Citigroup and Wachovia in the normal course of business and under the same terms and conditions as before. Effective October 1, 2006, Citigroup terminated the Ninth District charter of the affiliate that acquired the member institution and, as a result, an affiliate of Citigroup became a non-member shareholder of the Bank.
     The Bank did not purchase any investment securities issued by any of its shareholders, or affiliates thereof, during the three months ended March 31, 2007 or 2006. At March 31, 2007, the Bank held previously purchased mortgage-backed securities with a carrying value of $24.8 million that were issued by one or more entities that are now part of Citigroup and $108.3 million (carrying value) of mortgage-backed securities issued by an affiliate of Washington Mutual Bank (a non-member borrower/shareholder) that were acquired after issuance from a third party. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.
Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no such transactions during the three months ended March 31, 2007 or 2006.
     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 4. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $634,000 and $617,000 for the three months ended March 31, 2007 and 2006, respectively.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issuing new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2007, the Bank assumed $283,000,000 (par amount) of consolidated obligations from the FHLBank of New York. The net premiums associated with these transactions totaled $2,350,000. There were no such transfers during the three months ended March 31, 2006.
     The Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through the MPF program. These fees totaled $37,000 and $54,000 during the three months ended March 31, 2007 and 2006, respectively.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, potentially adverse changes in interest rates, adverse changes in the Bank’s access to the capital markets, material adverse changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means, or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A – Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 (the “2006 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Board (“Finance Board”), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board is statutorily charged with ensuring that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions; while not members of the Bank, state and local housing authorities that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-guaranteed and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. The Bank balances the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
The Bank’s capital stock is not publicly traded and can only be held by members of the Bank, non-member institutions that acquire stock by virtue of acquiring member institutions, and former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must purchase stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred (with the prior approval of the Bank) only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks. Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and are publicly traded in the over-the-counter market. The Bank records on its balance sheet only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the United States Government and the United States Government does not guarantee them. Consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poors (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and highest available credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of May 1, 2007, Moody’s had assigned a deposit rating of Aaa / P-1 to the Bank. At this same date, the Bank was rated AAA/A-1+ by S&P.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
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
The Bank’s earnings, exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133, are generated almost entirely from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings targets and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2007 and 2006 (all percentages are annualized figures).

	Three Months
	Ended March 31,
	2007	2006
Return on capital stock	6.55%	4.95%

Average effective federal funds rate	5.26%	4.46%

Dividend rate	5.25%	4.45%

Reference average effective federal funds rate (reference rate)	5.25%	4.46%

Dividend spread over (under) reference rate	—%	(0.01%)
For a discussion of the Bank’s returns on capital stock and the reasons for the variability in those returns from period-to-period, see the section below entitled “Results of Operations.”
Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process such that quarterly dividends are now based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the three months ended March 31, 2007, the reference average effective federal funds rate reflects the average effective federal funds rate for the fourth quarter of 2006. For the three months ended March 31, 2006, the reference average effective federal funds rate is equal to the average effective federal funds rate for that period.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2007 and December 31, 2006.
MEMBERSHIP SUMMARY

	March 31,	December 31,
	2007	2006
Commercial banks	740	746
Thrifts	88	90
Credit unions	44	44
Insurance companies	15	15

Total members	887	895

Housing associates	8	8
Non-member borrowers	14	13

Total	909	916

Community Financial Institutions (CFIs)	748	760

Financial Condition
The following table provides selected period-end balances as of March 31, 2007 and December 31, 2006, as well as selected average balances for the three-month period ended March 31, 2007 and the year ended December 31, 2006. In addition, the table provides the percentage increase or decrease in each of these balances from period-to-period. As shown in the table, the Bank’s total assets decreased by 4.3 percent (or $2.4 billion) during the three months ended March 31, 2007, due primarily to a $4.3 billion decline in advances, partially offset by a $2.2 billion increase in short-term investments during the period. As the Bank’s assets decreased, the funding for those assets also declined. During the three months ended March 31, 2007, total consolidated obligations decreased by $3.3 billion; consolidated obligation bonds declined by $4.0 billion, while consolidated obligation discount notes increased by $0.7 billion.

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31,
	2007
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2006
Advances	$36,854	(10.5)%	$41,168
Short-term investments (federal funds sold)	7,673	39.6	5,495
Long-term investments (1)	7,721	(2.7)	7,934
Mortgage loans, net	433	(3.8)	450
Total assets	53,263	(4.3)	55,650
Consolidated obligations – bonds	37,661	(9.7)	41,684
Consolidated obligations – discount notes	8,977	9.1	8,226
Total consolidated obligations	46,638	(6.6)	49,910
Mandatorily redeemable capital stock	123	(23.1)	160
Capital stock	2,098	(6.7)	2,248
Retained earnings	196	2.6	191
Average total assets	55,519	(2.9)	57,172
Average capital stock	2,165	(3.9)	2,253
Average mandatorily redeemable capital stock	147	(30.3)	211

(1)	Includes securities classified as held-to-maturity, available-for-sale and trading.
Advances
The following table presents advances outstanding, by type of institution, as of March 31, 2007 and December 31, 2006.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial banks	$10,928	30%	$13,747	33%
Thrift institutions	21,970	59	21,717	53
Credit unions	973	3	1,897	4
Insurance companies	216	1	215	1

Total member advances	34,087	93	37,576	91

Housing associates	5	—	9	—
Non-member borrowers	2,763	7	3,601	9

Total par value of advances	$36,855	100%	$41,186	100%

Total par value of advances outstanding to CFIs	$5,392	15%	$5,896	14%

At March 31, 2007, the carrying value and par value of the Bank’s advances portfolio totaled $36.9 billion, compared to $41.2 billion at December 31, 2006.
The $4.3 billion decline in outstanding advances during the first three months of 2007 was attributable in part to a $2.4 billion decrease in advances to the Bank’s ten largest borrowers, of which $0.9 billion was attributable to Washington Mutual Bank, as further discussed below. During the recently ended quarter, advances to Guaranty Bank, Franklin Bank, SSB and Capital One, National Association, which are among the Bank’s ten largest borrowers, declined by $752 million, $466 million and $954 million, respectively. Advances to the Bank’s largest borrower, World Savings Bank, FSB Texas, increased by $1.5 billion during the three months ended March 31, 2007. Advances to the Bank’s small and mid-sized borrowers also declined during the first quarter of 2007, as members that reduced their outstanding borrowings outnumbered those that increased their borrowings by a margin of 4 to 1. The Bank believes that this decline in its advances was attributable primarily to the prevailing interest rate environment, which the Bank believes has limited its members’ opportunities to profitably invest proceeds from advances. In addition, the Bank believes that, to a lesser extent, increased competition from other funding sources has also contributed to the decline in its advances. At March 31, 2007, advances outstanding to the Bank’s ten largest borrowers totaled $26.2 billion, representing 71.2 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $28.7 billion at December 31, 2006, representing 69.5 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of March 31, 2007.
TEN LARGEST BORROWERS AS OF MARCH 31, 2007
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
World Savings Bank, FSB Texas	Houston	TX	$13,262	36.0%
Guaranty Bank	Austin	TX	4,324	11.7
Washington Mutual Bank	Henderson	NV	2,612	7.1
Franklin Bank, SSB	Austin	TX	1,843	5.0
International Bank of Commerce	Laredo	TX	1,544	4.2
Capital One, National Association	New Orleans	LA	1,193	3.2
Charter Bank	Santa Fe	NM	532	1.4
Southside Bank	Tyler	TX	354	1.0
Metropolitan National Bank	Little Rock	AR	291	0.8
Arvest Bank	Rogers	AR	282	0.8

			$26,237	71.2%

At March 31, 2007, the Bank’s third largest borrower was Washington Mutual Bank, a California-based institution with $2.6 billion of advances outstanding. On February 13, 2001, Washington Mutual Bank acquired Bank United, then the Bank’s largest shareholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances and in so doing became a non-member borrower. Advances to non-member borrowers may not be renewed at maturity. The balance of Washington Mutual Bank’s advances are scheduled to mature as follows: $1.257 billion in the second quarter of 2007, $987 million in the third quarter of 2007 and $368 million in the third quarter of 2008. The loss of Washington Mutual’s remaining advances is expected to have a modestly negative impact on the Bank’s return on capital stock.
A larger balance of advances helps to provide a critical mass of advances and capital to support the Bank’s cost structure, which helps maintain returns on capital stock, dividends and relatively lower advance pricing. In the event the Bank were to lose one or more large borrowers that represent a significant proportion of its business, it could, depending upon the magnitude of the impact, lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions.

The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of March 31, 2007 and December 31, 2006.
COMPOSITION OF ADVANCES
(Dollars in millions)

	March 31, 2007		December 31, 2006
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than 1 month	$7,922	21.5%	$11,801	28.7%
Maturity 1 month to 12 months	2,142	5.8	2,642	6.4
Maturity greater than 1 year	3,075	8.3	3,287	8.0
Fixed rate, amortizing	4,251	11.5	4,604	11.2
Fixed rate, putable	1,058	2.9	1,043	2.5

Total fixed rate advances	18,448	50.0	23,377	56.8
Floating rate advances
Maturity less than 1 month	229	0.6	160	0.4
Maturity 1 month to 12 months	4,705	12.8	4,741	11.5
Maturity greater than 1 year	13,473	36.6	12,908	31.3

Total floating rate advances	18,407	50.0	17,809	43.2

Total par value	$36,855	100.0%	$41,186	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank has not experienced any credit losses on advances since it was founded in 1932, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Investment Securities
At March 31, 2007 and December 31, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $7.7 billion and $5.5 billion, respectively. The balance of the Bank’s short-term investments fluctuates in response to several factors, including the level of maturing advances from time to time, changes in the Bank’s deposit balances, and changes in the returns provided by short-term investment alternatives relative to the Bank’s funding costs. At March 31, 2007, the Bank’s long-term investment portfolio was comprised of $7.5 billion of mortgage-backed securities (“MBS”) and $0.2 billion of U.S. agency debentures. As of year-end 2006, the Bank’s long-term investment portfolio was comprised of $7.7 billion of MBS and $0.2 billion of U.S. agency debentures.
The Bank’s long-term investment portfolio at March 31, 2007 and December 31, 2006 includes securities that are classified for balance sheet purposes as either held-to-maturity, available-for-sale or trading as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
March 31, 2007	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$83	$—	$—	$83	$82
Government-sponsored enterprises	—	52	—	52	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	83	94	—	177	82

MBS portfolio
U.S. government guaranteed obligations	40	—	—	40	41
Government-sponsored enterprises	5,135	386	18	5,539	5,158
Non-agency residential MBS	1,029	—	—	1,029	1,030
Non-agency commercial MBS	754	174	—	928	773

Total MBS	6,958	560	18	7,536	7,002

State or local housing agency debentures	5	—	—	5	5
Other	—	—	3	3	—

Total long-term investments	$7,046	$654	$21	$7,721	$7,089

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2006	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$87	$—	$—	$87	$87
Government-sponsored enterprises	—	51	—	51	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	87	93	—	180	87

MBS portfolio
U.S. government guaranteed obligations	44	—	—	44	44
Government-sponsored enterprises	5,163	433	22	5,618	5,186
Non-agency residential MBS	1,135	—	—	1,135	1,136
Non-agency commercial MBS	760	189	—	949	781

Total MBS	7,102	622	22	7,746	7,147

State or local housing agency debentures	6	—	—	6	6
Other	—	—	2	2	—

Total long-term investments	$7,195	$715	$24	$7,934	$7,240

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.
At March 31, 2007, all of the Bank’s holdings of mortgage-backed securities retained the highest investment grade rating.
During the three months ended March 31, 2007, the Bank acquired $183 million of long-term investments, all of which were capped LIBOR-indexed floating rate Collateralized Mortgage Obligations (“CMOs”) issued by GSEs and designated as held-to-maturity. The Bank did not sell any long-term investments during the three months ended March 31, 2007; during this same period, the proceeds from maturities of securities designated as held-to-maturity and available-for-sale totaled approximately $332 million and $61 million, respectively. On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed three times the Bank’s total regulatory capital. The Bank’s MBS portfolio currently exceeds this limit. Since the Bank was in compliance with the regulatory limit at the time it purchased its current MBS holdings, the Bank is not required to sell any of its securities holdings, nor is it considered to be out of compliance with the regulatory limit. However, the Bank will be precluded from purchasing additional MBS until the outstanding principal amount of its current holdings falls below three times its capital. Based in part on changes in the definition of surplus stock (as discussed in the section below entitled “Capital Stock”), the anticipated repayment of advances by Washington Mutual and the repurchase of the capital stock supporting those advances, and current repayment projections for the Bank’s existing MBS portfolio, the Bank currently does not anticipate purchasing any additional MBS during the remainder of 2007 absent substantial growth in its advances (and corresponding capital stock). In addition, while the Bank is not currently precluded from purchasing U.S. agency debentures, based upon current market conditions, it does not anticipate purchasing any such securities in the foreseeable future.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of March 31, 2007 and December 31, 2006.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	March 31, 2007		December 31, 2006
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$41	$40	$44	$44
Government-sponsored enterprises	5,129	5,129	5,157	5,156
AAA rated non-agency residential	1,028	1,029	1,135	1,135

Total floating rate CMOs	6,198	6,198	6,336	6,335

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	171	174	186	189
Government-sponsored enterprise DUS(4)	365	368	400	403
Government-sponsored enterprise CMOs	37	36	52	52

Total swapped MBS	573	578	638	644

Total floating rate MBS	6,771	6,776	6,974	6,979

Fixed rate MBS
Government-sponsored enterprises	6	6	7	7
AAA rated non-agency CMBS(5)	754	754	759	760

Total fixed rate MBS	760	760	766	767

Total MBS	$7,531	$7,536	$7,740	$7,746

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.

While most of the MBS portfolio is comprised of floating rate CMOs ($6.2 billion par value at March 31, 2007) that limit the Bank’s interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2007, the effective interest rate caps (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.4 percent to 15.3 percent. The largest concentration of embedded effective caps ($5.0 billion) fell within the 6.5 percent to 7.5 percent range. As of March 31, 2007, LIBOR rates were approximately 108 basis points below the lowest effective interest rate cap embedded in the CMO floaters. As of that date, the Bank had offset a significant amount of the potential cap risk embedded in these securities with $5.3 billion of interest rate caps with remaining maturities ranging from 4 months to 49 months as of March 31, 2007, and strike rates ranging from 6.75 percent to 8.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments based upon the notional amounts of such agreements.
The Bank did not enter into any new stand-alone interest rate cap agreements during the three months ended March 31, 2007. On April 30, 2007, the Bank entered into an interest rate cap agreement with a $1.75 billion notional amount and a strike rate of 7.0 percent. The agreement expires in May 2011. The premium paid for this cap totaled $1.1 million.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Third quarter 2007	$500	8.00%
Second quarter 2008	1,000	8.00%
Second quarter 2009	500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%
Second quarter 2011	1,750	7.00%

	$7,000

Mortgage Loans Held for Portfolio
At March 31, 2007 and December 31, 2006, the Bank held $433 million and $450 million, respectively, of residential mortgage loans originated under the MPF Program. As of both of these dates, 46 percent of the outstanding balances were government guaranteed. The Bank’s allowance for loan losses was $267,000 at both March 31, 2007 and December 31, 2006. As of these dates, the Bank had nonaccrual loans totaling $626,000 and $466,000, respectively.
At both March 31, 2007 and December 31, 2006, there were 59 Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program. During the three months ended March 31, 2007 and 2006, the Bank’s PFIs delivered $35 million and $50 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. No interest in loans was retained by the Bank during the three months ended March 31, 2007 or 2006. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $37,000 and $54,000, respectively.

For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s 2006 10-K. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various product alternatives. During the three months ended March 31, 2007 and 2006, the Bank paid credit enhancement fees totaling $76,000 and $89,000, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended March 31, 2007 and 2006, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $4,000 and $7,000, respectively.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. During the three months ended March 31, 2007 and 2006, the principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs totaled $128,000 and $202,000, respectively.
Given its current arrangement with the FHLBank of Chicago, as more fully described in the Bank’s 2006 10-K, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of scheduled amortization and loan payoffs.
Consolidated Obligations and Deposits
At March 31, 2007, the carrying values of consolidated obligation bonds and discount notes totaled $37.7 billion and $9.0 billion, respectively. As of March 31, 2007, the par value of the Bank’s outstanding bonds was $37.8 billion and the par value of the Bank’s outstanding discount notes approximated their carrying values. In comparison, at December 31, 2006, the carrying values of consolidated obligation bonds and discount notes totaled $41.7 billion and $8.2 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $41.9 billion and $8.3 billion, respectively.
The following table presents the composition of the Bank’s outstanding bonds at March 31, 2007 and December 31, 2006.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	March 31, 2007		December 31, 2006
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$21,124	55.9%	$22,091	52.7%
Fixed rate, non-callable	9,050	23.9	10,858	25.9
Callable step-up	6,429	17.0	7,320	17.5
Single-index floating rate	673	1.8	1,003	2.4
Conversion	440	1.2	550	1.3
Comparative-index	80	0.2	80	0.2
Callable step-up/step-down	15	—	15	—

Total par value	$37,811	100.0%	$41,917	100.0%

Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Single-index floating rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR; typically, these bonds contain caps that limit the increases in the floating rate coupons. Conversion bonds have coupons that convert from fixed to floating, or from floating to fixed, on predetermined dates. Comparative-index bonds have coupon rates determined by the difference between two or more market indices, typically a Constant Maturity Treasury rate and LIBOR. Callable step-up/step-down bonds pay interest at increasing fixed rates and then at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
During the recently ended quarter, investor demand for GSE debt (including both callable and non-callable bonds) remained relatively constant. Furthermore, agency debt spreads remained relatively unchanged from the previous quarter. During the three months ended March 31, 2007, the Bank issued $7.4 billion of new consolidated obligation bonds. During this period, the monthly weighted average cost of consolidated obligation bonds that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 19.8 basis points to approximately LIBOR minus 22.2 basis points compared to a range of approximately LIBOR minus 15.5 basis points to approximately LIBOR minus 23.0 basis points during the year ended December 31, 2006 and a range of approximately LIBOR minus 19.4 basis points to approximately LIBOR minus 23.0 basis points during the fourth quarter of 2006.
Demand and term deposits were $3.5 billion and $2.4 billion at March 31, 2007 and December 31, 2006, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $2.098 billion and $2.248 billion at March 31, 2007 and December 31, 2006, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.253 billion for the year ended December 31, 2006 to $2.165 billion for the three months ended March 31, 2007. The decline in average outstanding capital stock was attributable primarily to a reduction in members’ required investment in the Bank, a change in the definition of surplus stock, and lower average advances balances. These changes are discussed below and in the section above entitled “Advances.”
On February 23, 2006, the Bank’s Board of Directors approved a change to members’ required investment in the Bank. Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective April 14, 2006, the membership investment requirement was reduced from 0.09 percent to 0.08 percent of each member’s total assets as of December 31, 2005, subject to a minimum of $1,000 and a maximum of $25,000,000.
The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as the amount of stock held by a member in excess of 115 percent of the member’s minimum investment requirement. For the repurchases that occurred on July 31, 2006, October 31, 2006 and January 31, 2007, surplus stock was defined as stock in excess of 110 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following additional changes took effect subsequent to March 31, 2007. On February 22, 2007, the Bank’s Board of Directors approved an additional reduction in the membership investment requirement from 0.08 percent to 0.06 percent of members’ total assets as of December 31, 2006 (and each December 31 thereafter), subject to the same minimum and maximum thresholds described above. This change became effective on April 16, 2007. Furthermore, beginning with the surplus stock repurchase that occurred on April 30, 2007, surplus stock is defined as stock in excess of 105 percent of the member’s minimum investment requirement.
The following table sets forth the repurchases of surplus stock which have occurred since December 31, 2006.

REPURCHASES OF SURPLUS STOCK (dollars in thousands)

Date of Repurchase	Shares	Amount of
by the Bank	Repurchased	Repurchase
January 31, 2007	1,442,916	$144,292
April 30, 2007	2,862,664	286,266
Mandatorily redeemable capital stock outstanding at March 31, 2007 and December 31, 2006 was $123.5 million and $159.6 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of March 31, 2007 and December 31, 2006.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	March 31, 2007		December 31, 2006
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Washington Mutual Bank	1	$109,161	1	$146,267
Subject to withdrawal notice	4	892	4	881
Held by non-member borrowers	9	9,191	8	8,254
Held by non-member acquirers	1	4,221	1	4,165

Total	15	$123,465	14	$159,567

The majority of the Bank’s outstanding mandatorily redeemable capital stock is held by Washington Mutual Bank, a non-member borrower as described in the sub-section above entitled “Advances.” Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $2.408 billion at the end of 2006 to $2.221 billion at March 31, 2007 due in large part to repurchases resulting from lower advances balances.
At March 31, 2007 and December 31, 2006, the Bank’s ten largest shareholders held $1.3 billion and $1.4 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 57.4 percent and 58.3 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of March 31, 2007.

TEN LARGEST SHAREHOLDERS AS OF MARCH 31, 2007
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
World Savings Bank, FSB Texas	Houston	TX	$572,226	25.8%
Guaranty Bank	Austin	TX	208,066	9.4
Capital One, National Association	New Orleans	LA	133,419	6.0
Washington Mutual Bank	Henderson	NV	109,161	4.9
International Bank of Commerce	Laredo	TX	87,147	3.9
Franklin Bank, SSB	Austin	TX	80,342	3.6
Charter Bank	Santa Fe	NM	24,337	1.1
Southside Bank	Tyler	TX	20,452	0.9
Amegy Bank, N.A.	Houston	TX	20,444	0.9
Arvest Bank	Rogers	AR	20,083	0.9

			$1,275,677	57.4%

For a discussion of the status of Washington Mutual Bank, a non-member borrower, see the sub-section above entitled “Advances.” As of March 31, 2007, all of the stock held by Washington Mutual Bank was classified as mandatorily redeemable capital stock (liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at March 31, 2007.
At March 31, 2007, the Bank’s excess stock totaled $380.8 million, which represented 0.7 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the three months ended March 31, 2007, the Bank’s retained earnings increased by $5.6 million, from $190.6 million to $196.2 million. During this same period, the Bank paid dividends on capital stock totaling $29.4 million, which represented an annualized dividend rate of 5.25 percent. The Bank’s first quarter 2007 dividend rate equated to the average effective federal funds rate for the quarter ended December 31, 2006. In addition, the Bank paid dividends totaling $2.2 million on capital stock classified as mandatorily redeemable capital stock (liability). These dividends, which were also paid at an annualized rate of 5.25 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2006 through December 31, 2006, was paid on March 30, 2007.
Because the Bank’s returns (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate.
Taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends during the remainder of 2007 at approximately 0 to 25 basis points above the reference average effective federal funds rate for the applicable dividend period (i.e., for each calendar quarter, the average effective federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash.

Derivatives and Hedging Activities
The Bank uses interest rate exchange agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. As a result of using interest rate exchange agreements extensively to help fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of March 31, 2007 and December 31, 2006, the Bank’s notional balance of interest rate exchange agreements was $43.8 billion and $51.7 billion, respectively, while its total assets were $53.3 billion and $55.7 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in the section entitled “Counterparty Credit Risk” in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of March 31, 2007 and December 31, 2006, and the net fair value changes recorded in earnings for each of those categories during the three months ended March 31, 2007 and 2006.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value (6)
	Total Notional at		Three Months Ended March 31,
	March 31, 2007	December 31, 2006	2007	2006
	(In millions of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$4,660	$4,930	$—	$—
Long-haul method(2)	856	890	6	(188)
Economic hedges(3)	—	—	—	25

Total	5,516	5,820	6	(163)

Investments
Short-cut method(1)	55	55	—	—
Long-haul method(2)	554	615	992	(152)
Economic hedges(4)	20	23	(20)	84

Total	629	693	972	(68)

Consolidated obligations
Short-cut method(1)	1,980	3,075	—	—
Long-haul method(2)	30,151	36,353	2,716	(1,921)
Economic hedges(3)	267	467	(21)	(929)

Total	32,398	39,895	2,695	(2,850)

Other economic
Caps(5)	5,250	5,250	(1,397)	149
Basis swaps(7)	—	—	—	(788)

Total	5,250	5,250	(1,397)	(639)

Total derivatives	$43,793	$51,658	$2,276	$(3,720)

Total short-cut method	$6,695	$8,060	$—	$—
Total long-haul method	31,561	37,858	3,714	(2,261)
Total economic hedges	5,537	5,740	(1,438)	(1,459)

Total derivatives	$43,793	$51,658	$2,276	$(3,720)

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations or that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133.

(4)	Interest rate derivatives that are matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those relating to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

(7)	The Bank entered into $2.05 billion and $3.0 billion (notional) of interest rate basis swaps in November 2005 and February 2006, respectively; $1.7 billion and $3.35 billion (notional) of such agreements expired in June 2006 and August 2006, respectively.

Results of Operations
Net Income
Net income for the three months ended March 31, 2007 and 2006 was $35.0 million and $27.6 million, respectively. The Bank’s net income for the three months ended March 31, 2007 represented an annualized return on average capital stock (ROCS) of 6.55 percent, which was 129 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 4.95 percent for the three months ended March 31, 2006, which exceeded the average effective federal funds rate for that quarter by 49 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the increase in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended March 31, 2007 and 2006, the effective rates were 26.9 percent and 27.2 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $12.8 million and $10.3 million, respectively.
Income Before Assessments
During the three months ended March 31, 2007 and 2006, the Bank’s income before assessments was $47.8 million and $37.8 million, respectively. The $10.0 million increase in income before assessments for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was attributable primarily to a $4.7 million increase in net interest income and a $5.1 million favorable change in net gains (losses) on derivatives and hedging activities from period-to-period.
The components of income before assessments (net interest income, other income (loss) and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2007 and 2006, the Bank’s net interest income was $56.6 million and $51.9 million, respectively. The increase in net interest income was due primarily to an increase in short-term interest rates. (The average effective federal funds rate increased from 4.46 percent for the three months ended March 31, 2006 to 5.26 percent for the three months ended March 31, 2007.) This increase was partially offset by a decrease in the average balance of earning assets funded by capital and non-interest bearing liabilities from $3.1 billion for the three months ended March 31, 2006 to $2.7 billion for the corresponding period in 2007.
For the three months ended March 31, 2007 and 2006, the Bank’s net interest margin (based on these results) was 41 and 35 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to higher short-term interest rates period-to-period, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 23 basis points for the three months ended March 31, 2006 to 25 basis points for the comparable period in 2007. In addition, the Bank’s net interest spread increased from 12 basis points during the first three months of 2006 to 16 basis points during the first three months of 2007.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2007 and 2006.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended March 31,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$162	$2	5.88%	$386	$4	4.52%
Federal funds sold	6,227	81	5.30%	4,842	54	4.50%
Investments
Trading (b)	23	1	6.81%	43	1	7.91%
Available-for-sale (c)	667	8	4.75%	972	11	4.39%
Held-to-maturity	7,383	107	5.79%	8,037	102	5.08%
Advances (c)(d)	40,184	526	5.23%	44,462	497	4.47%
Mortgage loans held for portfolio	441	6	5.59%	530	7	5.61%

Total earning assets	55,087	731	5.31%	59,272	676	4.56%
Cash and due from banks	81			66
Other assets	350			246

Total assets	$55,518	731	5.27%	$59,584	676	4.54%

Liabilities and Capital
Interest-bearing deposits	$2,591	33	5.19%	$3,505	38	4.41%
Consolidated obligations
Bonds (c)	40,361	520	5.15%	45,690	511	4.47%
Discount notes	9,272	119	5.14%	6,727	72	4.30%
Mandatorily redeemable capital stock and other borrowings	149	2	5.24%	277	3	4.43%

Total interest-bearing liabilities	52,373	674	5.15%	56,199	624	4.44%
Other liabilities	762			926

Total liabilities	53,135	674	5.07%	57,125	624	4.37%

Total capital	2,383			2,459

Total liabilities and capital	$55,518		4.86%	$59,584		4.19%

Net interest income		$57			$52

Net interest margin			0.41%			0.35%
Net interest spread			0.16%			0.12%

Impact of non-interest bearing funds			0.25%			0.23%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $0.1 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $35,000 and $10,000 for the three months ended March 31, 2007 and 2006, respectively. For these same periods, net interest income (expense) on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was ($98,000) and $8,000, respectively. Net interest expense on derivatives related to advances that did not qualify for hedge accounting was $21,000 for the three months ended March 31, 2006. The Bank did not have any hedged advances that did not qualify for hedge accounting during the three months ended March 31, 2007. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2007 and 2006. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	March 31, 2007 vs. March 31, 2006
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(3)	$1	$(2)
Federal funds sold	16	11	27
Investments
Trading	—	—	—
Available-for-sale	(4)	1	(3)
Held-to-maturity	(9)	14	5
Advances	(50)	79	29
Mortgage loans held for portfolio	(1)	—	(1)

Total interest income	(51)	106	55

Interest expense:
Interest-bearing deposits	(11)	6	(5)
Consolidated obligations:
Bonds	(64)	73	9
Discount notes	31	16	47
Mandatorily redeemable capital stock and other borrowings	(1)	—	(1)

Total interest expense	(45)	95	50

Changes in net interest income	$(6)	$11	$5

The Bank reports income/expense from its trading securities and certain of its available-for-sale securities and consolidated obligations in interest income/expense without the offsetting effects of the associated interest rate swaps to the extent that the hedging relationships do not qualify for SFAS 133 hedge accounting (i.e., economic hedge derivatives). For the three months ended March 31, 2007 and 2006, the net interest expense associated with economic hedge derivatives related to trading securities was $0.1 million and $0.4 million, respectively. The changes in interest income on trading securities reflected in the foregoing Yield and Spread and Rate and Volume Analyses have been offset by changes in the net interest income/expense on the associated interest rate exchange agreements recorded in other income (loss). Because the Bank has converted the instruments’ cash flows through interest rate swap agreements, management considers the effects of the associated interest rate exchange agreements when evaluating changes in the Bank’s net interest income across different time periods and in relation to the movement in short-term interest rates. When combined with the associated interest rate exchange agreements, the average rates earned on the trading securities are substantially lower than the rates shown in the Yield and Spread Analysis. During the three months ended March 31, 2007 and 2006, the net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities and consolidated obligations was insignificant.

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2007 and 2006.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended March 31,
	2007	2006
Net losses on trading securities	$(19)	$(657)
Gains on economic hedge derivatives related to trading securities	24	691

Hedge ineffectiveness on trading securities	5	34

Net interest expense associated with economic hedge derivatives related to trading securities	(107)	(428)
Net interest income associated with economic hedge derivatives related to available-for-sale securities	35	10
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligations	(98)	8
Net interest income associated with stand-alone economic hedge derivatives (basis swaps)	—	470
Net interest expense associated with economic hedge derivatives related to advances	—	(21)

Total net interest income (expense) associated with economic hedge derivatives	(170)	39

Gains (losses) related to stand-alone economic hedge derivatives (caps)	(1,397)	149
Loss related to other stand-alone derivatives (basis swaps)	—	(788)
Losses related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	(46)	(854)

Total fair value losses related to economic hedge derivatives	(1,443)	(1,493)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	6	(188)
Net gains (losses) on debt and associated hedges	2,716	(1,921)
Net gains (losses) on AFS(1) securities and associated hedges	992	(152)

Total SFAS 133 fair value hedge ineffectiveness	3,714	(2,261)

Gains on early extinguishment of debt	97	856
Service fees	833	808
Other, net	1,139	831

Total other	2,069	2,495

Total other income (loss)	$4,175	$(1,186)

(1)	Available-for-sale

(2)	Consolidated obligations

As discussed above, the Bank uses interest rate swaps to hedge the risk of changes in the fair value of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain of $5,000 and $34,000 for the three months ended March 31, 2007 and 2006, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuated as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps were structured so that their notional balances mirrored the balance of the related trading securities and their pay leg coupons mirrored the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $0.3 million in the three-month period ended March 31, 2007, as compared to the three months ended March 31, 2006, due primarily to a decline in the notional balances of the interest rate swaps. The decline in the notional balances corresponded to a decline of $20 million in the average balance of the trading securities portfolio, which was in turn attributable to principal repayments on the securities. As discussed previously, in April 2007, the Bank sold its mortgage-backed securities classified as trading securities and terminated the associated interest rate swaps.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of March 31, 2007) entered into 15 interest rate cap agreements having a total notional amount of $5.25 billion. The premiums paid for these caps totaled $33.5 million, none of which was paid during the three months ended March 31, 2007. The Bank purchased one interest rate cap (with a notional amount of $1.0 billion) for $4.1 million during the three months ended March 31, 2006. At March 31, 2007, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $1.9 million. The recorded fair value change in the Bank’s stand-alone caps was a loss of $1.4 million for the three months ended March 31, 2007, compared to a gain of $0.1 million for the corresponding period in 2006. During the three months ended March 31, 2007, the losses relating to the Bank’s interest rate caps were attributable primarily to the passage of time. The gains during the three months ended March 31, 2006 were due primarily to increases in interest rates. In April 2007, the Bank entered into an additional interest rate cap agreement with a notional amount of $1.75 billion; the Bank paid a premium of $1.1 million for this cap.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In November 2005 and February 2006, the Bank entered into interest rate basis swaps with aggregate notional amounts of $2.05 billion and $3.0 billion, respectively. Agreements with aggregate notional balances of $1.7 billion and $3.35 billion expired in June 2006 and August 2006, respectively. The recorded fair value change in the Bank’s interest rate basis swaps was a loss of $0.8 million for the three months ended March 31, 2006. There were no basis swaps outstanding during the three months ended March 31, 2007.
During the first three months of 2007 and 2006, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds at a gain, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during these periods, the Bank repurchased $24 million and $203 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $97,000 and $856,000 for the three months ended March 31, 2007 and 2006, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the difference between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) was a net gain (loss) of $3.7 million and ($2.3 million) for the three months ended March 31, 2007 and 2006, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2007 and 2006, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligations that were not in SFAS 133 hedging relationships was ($0.05 million) and ($0.9 million), respectively.
In the table above, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. During the three months ended March 31, 2007 and 2006, letter of credit fees totaled $1.0 million and $0.7 million, respectively. At March 31, 2007, outstanding letters of credit totaled $3.7 billion.
Other Expenses
Total other expenses, which include the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $13.0 million and $12.9 million for the three months ended March 31, 2007 and 2006, respectively.
Compensation and benefits were $7.5 million for the three months ended March 31, 2007, compared to $6.2 million for the corresponding period in 2006. The increase of $1.3 million was due in large part to an increase in the Bank’s average headcount, from 148 employees during the three months ended March 31, 2006 to 174 employees during the corresponding period in 2007, which was due in large part to increased regulatory compliance. At March 31, 2007, the Bank employed 175 people, a net increase of 7 people from December 31, 2006 and a net increase of 26 people from March 31, 2006. In addition, during the three months ended March 31, 2007, the Bank made a $147,000 contribution to its Special Non-Qualified Deferred Compensation Plan; during the three months ended March 31, 2006, the Bank made a $58,000 contribution to this plan. The balance of the increase in compensation and benefits was due primarily to merit and cost-of-living adjustments.
Other operating expenses for the three months ended March 31, 2007 were $4.5 million compared to $5.8 million for the corresponding period in 2006. The decrease of $1.3 million was attributable in large part to two factors. First, the Bank incurred approximately $1.0 million in additional professional fees during the three months ended March 31, 2006 related to an internal project designed to streamline and enhance management decision-making processes. Second, the Bank disbursed approximately $0.5 million in grants during the first quarter of 2006 to support members’ efforts to fund redevelopment in areas impacted by Hurricanes Katrina and Rita. These disbursements represented substantially all of the remaining funds that were made available through a special $5.0 million Disaster Relief Grant Program that was established in late September 2005. Similar costs were not incurred during the three months ended March 31, 2007.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $1,004,000 and $908,000 for the three months ended March 31, 2007 and 2006, respectively.

AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2007 and 2006, the Bank’s AHP assessments totaled $4.1 million and $3.4 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended March 31, 2007 and 2006, the Bank charged $8.7 million and $6.9 million, respectively, of REFCORP assessments to earnings.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2006 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2007.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds, term federal funds, and commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investment alternatives relative to the Bank’s funding costs vary. Overnight federal funds typically comprise the majority of the portfolio. At March 31, 2007, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $7.7 billion.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2007, the Bank assumed consolidated obligations with a par value of $283 million from the FHLBank of New York. There were no such transfers during the three months ended March 31, 2006.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments).

The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2007, the Bank’s estimated operational liquidity requirement was $6.3 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $10.9 billion.
The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2007, the Bank’s estimated contingent liquidity requirement was $9.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.2 billion.
When measuring its liquidity for these purposes, the Bank includes only contractual cash flows and the amount of funds it estimates would be available in the event the Bank were to pledge securities held in its long-term investment portfolio. While it believes purchased federal funds might be available, it does not include this potential source of funds in its calculations of available liquidity.
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. However, if the capital markets were inaccessible for an extended period of time, the Bank would eventually exhaust the availability of purchased federal funds and repurchase agreements as sources of funds, and the Bank would be able to finance its operations only to the extent that the cash inflows from its interest-earning assets and proceeds from maturing assets exceeded the balance of principal and interest that came due on its debt obligations and the funds needed to pay its operating expenses. Once these sources of funds had been exhausted, and if access to the capital markets were not again available, the Bank’s ability to conduct its operations would be compromised. It is also possible that an event (such as a natural disaster) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements. If this were the case, the Bank’s ability to conduct its operations would be compromised even earlier than if these funding sources were available.
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2006 is provided in the Bank’s 2006 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2007.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Board’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2006 10-K. At March 31, 2007, the Bank’s credit risk, market risk and operations risk capital requirements were $146 million, $187 million and $100 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital to assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital to assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at March 31, 2007 or December 31, 2006. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2007, the Bank was in compliance with these requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of March 31, 2007 and December 31, 2006.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Risk-based capital	$433	$2,418	$446	$2,598

Total capital	$2,131	$2,418	$2,226	$2,598
Total capital-to-assets ratio	4.00%	4.54%	4.00%	4.67%

Leverage capital	$2,663	$3,627	$2,783	$3,898
Leverage capital-to-assets ratio	5.00%	6.81%	5.00%	7.00%
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Board’s capital rules. At all times during the three months ended March 31, 2007, the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s target operating capital ratio.
Recently Issued Accounting Standards and Interpretations
SFAS 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years. Early adoption is permitted, provided an entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial condition. The Bank intends to adopt SFAS 157 on January 1, 2008.
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
FASB Staff Position (“FSP”) FIN 39-1
In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This policy, once adopted, must be applied consistently (i.e., either both the fair value amounts of the derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be offset or all of these amounts must be presented gross in the balance sheet). The accounting policy related to offsetting fair value amounts, as well as the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be disclosed. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. The effects of applying FSP FIN 39-1 are required to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Pursuant to the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” the Bank currently offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Bank has not yet determined the effect that the adoption of FSP FIN 39-1 will have on its financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s 2006 10-K. The information provided herein is intended to update the disclosures made in the Bank’s 2006 10-K.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2006 to March 2007. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points		Down 200 Basis Points		Up 100 Basis Points		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case
December 2006	2.575	2.471	-4.05%	2.567	-0.34%	2.540	-1.37%	2.580	0.17%

January 2007	2.450	2.352	-4.00%	2.429	-0.86%	2.421	-1.20%	2.447	-0.12%
February 2007	2.447	2.340	-4.35%	2.440	-0.25%	2.411	-1.47%	2.452	0.23%
March 2007	2.360	2.235	-5.28%	2.366	0.28%	2.315	-1.91%	2.372	0.54%
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
A positive duration of equity would mean, within a narrow range of interest rate movements, that for each one year of duration the estimated market value of the Bank’s equity would be expected to decline by about 0.01 percent for every positive 0.01 percent change in the level of interest rates. A positive duration generally indicates that the value of the Bank’s assets is more sensitive to changes in interest rates than the value of its liabilities (i.e., that the duration of its assets is greater than the duration of its liabilities).
Conversely, a negative duration of equity would mean, within a narrow range of interest rate movements, that for each one year of negative duration the estimated market value of the Bank’s equity would be expected to increase by about 0.01 percent for every positive 0.01 percent change in the level of interest rates. A negative duration generally indicates that the value of the Bank’s liabilities is more sensitive to changes in interest rates than the value of its assets (i.e., that the duration of its liabilities is greater than the duration of its assets).
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2006 through March 2007.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2006	0.38	(0.37)	0.02	0.74	2.05	3.47	(0.23)	(0.47)

January 2007	0.35	(0.35)	—	0.46	2.02	3.72	(0.49)	(0.64)
February 2007	0.38	(0.36)	0.02	0.80	2.21	3.78	(0.19)	(0.41)
March 2007	0.38	(0.35)	0.03	1.16	2.70	4.26	0.08	(0.23)
In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and + 200 basis points parallel shifts in interest rates. In the down 100 and down 200 simulations, duration of equity is calculated under the assumption that interest rates instantaneously decline by 100 or 200 basis points, respectively.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds based on credit ratings, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of determining credit exposure. The collateral exchange agreements require the delivery of collateral generally consisting of cash or very liquid, highly rated securities if maximum credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, assuming that the counterparty defaults and the related collateral, if any, is of no value to the Bank. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2007 and December 31, 2006.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Cash
Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
March 31, 2007
Aaa	3	$11,491.1	$0.3	$0.5	$—	$—
Aa(4)	13	26,530.4	117.4	117.9	6.6	—
A	2	5,771.0	—	—	—	—

Total	18	$43,792.5	$117.7	$118.4	$6.6	$—

December 31, 2006
Aa(4)	16	$45,670.8	$95.2	$53.3	$44.3	$—
A	2	5,987.3	—	—	—	—

Total	18	$51,658.1	$95.2	$53.3	$44.3	$—

(1)	Credit ratings provided by Moody’s.

(2)	Includes amounts that had not settled as of March 31, 2007 and December 31, 2006.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on March 31, 2007 and December 31, 2006 credit exposures. Collateral valued at $6.6 million and $44.0 million was delivered under these agreements in April and January 2007, respectively.

(4)	The figures for Aa-rated counterparties as of March 31, 2007 and December 31, 2006 include transactions with one counterparty that became affiliated with a member institution in 2005. This member’s Ninth District Charter was terminated on October 1, 2006 and as of March 31, 2007 the counterparty is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $2.2 billion as of both March 31, 2007 and December 31, 2006 and did not represent a credit exposure to the Bank. In addition, the figures for Aa-rated counterparties as of March 31, 2007 and December 31, 2006 include transactions with a counterparty that became affiliated with a member institution in 2006. Transactions with this counterparty as of March 31, 2007 and December 31, 2006 had an aggregate notional principal of $0.3 billion and $0.4 billion, respectively. The transactions did not represent a credit exposure to the Bank as of March 31, 2007 or December 31, 2006.
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

Federal Home Loan Bank of Dallas

Date May 15, 2007	By /s/ Tom Lewis Tom Lewis
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