Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Dallas
filed 2007-08-10
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
At July 31, 2007, the registrant had outstanding 19,127,334 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$150,611	$96,360
Interest-bearing deposits (Note 12)	260,621	174,416
Federal funds sold	5,935,000	5,495,000
Trading securities (Note 3)	2,784	24,499
Available-for-sale securities (a) (Notes 4 and 14)	520,824	714,771
Held-to-maturity securities (b) (Notes 5 and 13)	7,989,762	7,194,594
Advances (Note 6)	36,445,986	41,168,141
Mortgage loans held for portfolio, net of allowance for credit losses of $254 and $267 at June 30, 2007 and December 31, 2006, respectively	412,378	449,626
Accrued interest receivable	171,275	187,886
Premises and equipment, net	23,800	24,895
Derivative assets (Note 11)	54,411	90,642
Other assets	27,590	29,628

TOTAL ASSETS	$51,995,042	$55,650,458

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$3,019,302	$2,423,731
Non-interest bearing	75	75

Total deposits	3,019,377	2,423,806

Consolidated obligations, net (Note 8)
Discount notes	7,571,654	8,225,787
Bonds	38,454,818	41,684,138

Total consolidated obligations, net	46,026,472	49,909,925

Mandatorily redeemable capital stock	64,265	159,567
Accrued interest payable	423,367	444,057
Affordable Housing Program (Note 7)	46,152	43,458
Payable to REFCORP	7,335	7,985
Derivative liabilities (Note 11)	188,529	167,839
Other liabilities	66,088	54,301

Total liabilities	49,841,585	53,210,938

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock – Class B putable ($100 par value) issued and outstanding shares: 19,548,787 and 22,481,469 shares at June 30, 2007 and December 31, 2006, respectively	1,954,879	2,248,147
Retained earnings	196,837	190,625
Accumulated other comprehensive income
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	1,241	229
Other	500	519

Total accumulated other comprehensive income	1,741	748

Total capital	2,153,457	2,439,520

TOTAL LIABILITIES AND CAPITAL	$51,995,042	$55,650,458

(a)	Amortized cost: $519,583 and $714,542 at June 30, 2007 and December 31, 2006, respectively.

(b)	Fair values: $8,012,929 and $7,239,662 at June 30, 2007 and December 31, 2006, respectively.
     The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Advances	$483,426	$546,246	$1,008,602	$1,042,435
Prepayment fees on advances, net	1,018	3	1,556	757
Interest-bearing deposits	2,142	5,737	4,267	10,045
Federal funds sold	71,640	26,792	153,084	80,531
Trading securities	164	573	551	1,416
Available-for-sale securities	7,442	10,969	15,362	21,640
Held-to-maturity securities	106,786	104,975	213,590	207,053
Mortgage loans held for portfolio	5,862	7,051	12,026	14,472
Other	214	211	437	362

Total interest income	678,694	702,557	1,409,475	1,378,711

INTEREST EXPENSE
Consolidated obligations
Bonds	483,269	547,317	1,003,266	1,058,004
Discount notes	104,401	57,390	223,499	129,757
Deposits	36,768	40,381	69,897	78,515
Mandatorily redeemable capital stock	1,287	5,453	3,189	8,473
Other borrowings	26	344	48	372

Total interest expense	625,751	650,885	1,299,899	1,275,121

NET INTEREST INCOME	52,943	51,672	109,576	103,590

OTHER INCOME (LOSS)
Service fees	957	876	1,790	1,684
Net gain (loss) on trading securities	8	(395)	(11)	(1,052)
Net losses on derivatives and hedging activities	(2,218)	(1,034)	(93)	(4,058)
Gains on early extinguishment of debt	34	267	131	1,123
Other, net	1,136	795	2,275	1,626

Total other income (loss)	(83)	509	4,092	(677)

OTHER EXPENSE
Compensation and benefits	7,660	6,380	15,182	12,544
Other operating expenses	5,299	6,356	9,796	12,169
Finance Board	493	599	985	1,198
Office of Finance	194	270	706	579

Total other expense	13,646	13,605	26,669	26,490

INCOME BEFORE ASSESSMENTS	39,214	38,576	86,999	76,423

Affordable Housing Program	3,332	3,706	7,427	7,103
REFCORP	7,176	6,974	15,914	13,864

Total assessments	10,508	10,680	23,341	20,967

NET INCOME	$28,706	$27,896	$63,658	$55,456

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2007	22,481	$2,248,147	$190,625	$748	$2,439,520

Proceeds from sale of capital stock	2,355	235,444	—	—	235,444
Repurchase/redemption of capital stock	(5,801)	(580,104)	—	—	(580,104)
Shares reclassified to mandatorily redeemable capital stock, net	(58)	(5,840)	—	—	(5,840)
Comprehensive income
Net income	—	—	63,658	—	63,658
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	1,012	1,012
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(17)	(17)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(2)	(2)

Total comprehensive income (a)	—	—	—	—	64,651

Dividends on capital stock (at 5.26 percent annualized rate)
Cash	—	—	(93)	—	(93)
Mandatorily redeemable capital stock	—	—	(121)	—	(121)
Stock	572	57,232	(57,232)	—	—

BALANCE, JUNE 30, 2007	19,549	$1,954,879	$196,837	$1,741	$2,153,457

BALANCE, JANUARY 1, 2006	22,986	$2,298,622	$178,494	$(2,677)	$2,474,439

Proceeds from sale of capital stock	1,804	180,380	—	—	180,380
Repurchase/redemption of capital stock	(2,344)	(234,399)	—	—	(234,399)
Shares reclassified to mandatorily redeemable capital stock	(43)	(4,349)	—	—	(4,349)
Comprehensive income
Net income	—	—	55,456	—	55,456
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	1,983	1,983

Total comprehensive income (a)	—	—	—	—	57,439

Dividends on capital stock (at 4.68 percent annualized rate)
Cash	—	—	(87)	—	(87)
Mandatorily redeemable capital stock	—	—	(42)	—	(42)
Stock	522	52,202	(52,202)	—	—

BALANCE, JUNE 30, 2006	22,925	$2,292,456	$181,619	$(694)	$2,473,381

(a)	For the three months ended June 30, 2007 and 2006, total comprehensive income of $28,807 and $30,385, respectively, includes net income of $28,706 and $27,896, respectively, and net unrealized gains on available-for-sale securities of $111 and $2,489, respectively. In addition, total comprehensive income for the three months ended June 30, 2007 includes amortization of prior service benefit included in net periodic benefit cost and amortization of net actuarial benefit included in net periodic benefit cost of ($9) and ($1), respectively. No such amounts are included in total comprehensive income for the three months ended June 30, 2006.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$63,658	$55,456
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations, investments and mortgage loans	(32,625)	(4,922)
Concessions on consolidated obligation bonds	5,415	4,788
Premises, equipment and computer software costs	2,407	2,201
Non-cash interest on mandatorily redeemable capital stock	4,138	5,749
Gains on early extinguishment of debt	(131)	(1,123)
Decrease in trading securities	21,715	12,565
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	12,148	(17,708)
Net realized gain on disposition of premises and equipment	—	(13)
Decrease (increase) in accrued interest receivable	16,611	(7,025)
Decrease in other assets	2,301	1,585
Increase in Affordable Housing Program (AHP) liability	2,694	4,081
Increase (decrease) in accrued interest payable	(20,690)	414
Decrease in payable to REFCORP	(650)	(740)
Increase in other liabilities	787	22

Total adjustments	14,120	(126)

Net cash provided by operating activities	77,778	55,330

INVESTING ACTIVITIES
Net increase in interest-bearing deposits	(86,205)	(129,857)
Net decrease (increase) in federal funds sold	(440,000)	5,456,000
Net increase in short-term held-to-maturity securities	(1,294,631)	—
Proceeds from maturities of long-term held-to-maturity securities	685,833	816,466
Purchases of long-term held-to-maturity securities	(183,312)	—
Proceeds from maturities of available-for-sale securities	188,651	133,797
Principal collected on advances	236,721,378	248,637,066
Advances made	(232,020,012)	(247,418,866)
Principal collected on mortgage loans held for portfolio	36,821	49,782
Purchases of premises, equipment and computer software	(1,153)	(1,344)

Net cash provided by investing activities	3,607,370	7,543,044

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	606,552	(7,509)
Net proceeds from issuance of consolidated obligations
Discount notes	479,936,611	217,125,214
Bonds	13,054,679	2,226,430
Debt issuance costs	(5,794)	(1,843)
Proceeds from assumption of debt from other FHLBanks	325,837	—
Payments for maturing and retiring consolidated obligations
Discount notes	(480,563,667)	(220,265,703)
Bonds	(16,534,961)	(6,427,103)
Proceeds from issuance of capital stock	235,444	180,380
Payments for redemption of mandatorily redeemable capital stock	(105,401)	(125,500)
Payments for repurchase/redemption of capital stock	(580,104)	(234,399)
Cash dividends paid	(93)	(87)

Net cash used in financing activities	(3,630,897)	(7,530,120)

Net increase in cash and cash equivalents	54,251	68,254
Cash and cash equivalents at beginning of the period	96,360	61,558

Cash and cash equivalents at end of the period	$150,611	$129,812

Supplemental Disclosures:
Interest paid	$1,329,302	$1,259,626

AHP payments, net	$4,733	$3,022

REFCORP payments	$16,564	$14,604

Stock dividends issued	$57,232	$52,202

Dividends paid through issuance of mandatorily redeemable capital stock	$121	$42

Capital stock reclassified to mandatorily redeemable capital stock, net	$5,840	$4,349

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
     The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2006. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K filed with the SEC on March 30, 2007 (the “2006 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2006 10-K.
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
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant estimates include the valuations of the Bank’s investment securities classified as available-for-sale, and its derivative instruments and any associated hedged items. Actual results could differ from those estimates.
Note 2—Recently Issued Accounting Standards and Interpretations
     SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years. Early adoption is permitted, provided an entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial condition. The Bank will adopt SFAS 157 on January 1, 2008.

     SFAS 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted if an entity also early adopts the provisions of SFAS 157. The Bank will adopt SFAS 159 on January 1, 2008. The Bank has not yet determined if, or to what extent, it will elect to use the fair value option to value its financial assets and liabilities or the impact that the implementation of SFAS 159 will have on the Bank’s results of operations or financial condition.
     FASB Staff Position (“FSP”) FIN 39-1. In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. This policy, once adopted, must be applied consistently (i.e., either both the fair value amounts of the derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be offset or all of these amounts must be presented gross in the balance sheet). The accounting policy related to offsetting fair value amounts, as well as the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be disclosed. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. The effects of applying FSP FIN 39-1 are required to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Pursuant to the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” the Bank currently offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Bank will adopt FSP FIN 39-1 on January 1, 2008. The Bank has not yet determined the effect that the adoption of FSP FIN 39-1 will have on its financial statements.
Note 3—Trading Securities
     Major Security Types. Trading securities as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Mortgage-backed securities
Government-sponsored enterprises	$—	$22,204
Other	2,784	2,295

Total	$2,784	$24,499

     On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values. There were no sales of trading securities during the six months ended June 30, 2006 or the three months ended March 31, 2007.

Note 4—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of June 30, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$49,279	$903	$—	$50,182
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,075	47	—	35,122
FHLBank of San Francisco (primary obligor)	6,325	350	—	6,675

	90,679	1,300	—	91,979

Mortgage-backed securities
Government-sponsored enterprises	273,676	912	845	273,743
Other	155,228	52	178	155,102

	428,904	964	1,023	428,845

Total	$519,583	$2,264	$1,023	$520,824

     Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$51,156	$134	$—	$51,290
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,217	49	—	35,266
FHLBank of San Francisco (primary obligor)	6,194	481	—	6,675

	92,567	664	—	93,231

Mortgage-backed securities
Government-sponsored enterprises	432,806	921	1,336	432,391
Other	189,169	165	185	189,149

	621,975	1,086	1,521	621,540

Total	$714,542	$1,750	$1,521	$714,771

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
     The unrealized losses on the Bank’s available-for-sale securities were attributable to changes in credit spreads. The Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Based upon the creditworthiness of the issuers, and because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider the investments to be other-than-temporarily impaired at June 30, 2007 or December 31, 2006.

     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2007 and December 31, 2006 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Maturity	Cost	Value	Cost	Value
Due after one year through five years	$41,400	$41,797	$41,411	$41,941
Due after ten years	49,279	50,182	51,156	51,290

	90,679	91,979	92,567	93,231
Mortgage-backed securities	428,904	428,845	621,975	621,540

Total	$519,583	$520,824	$714,542	$714,771

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $59,000 at June 30, 2007 and net premiums of $673,000 at December 31, 2006.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$84,354	$86,373
Variable-rate	6,325	6,194

	90,679	92,567

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	412,208	591,843
Fixed-rate collateralized mortgage obligations	16,696	30,132

	428,904	621,975

Total	$519,583	$714,542

     Gains and Losses. There were no sales of available-for-sale securities during the six months ended June 30, 2007 or 2006.
Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2007, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$1,297,754	$—	$234	$1,297,520
U.S. government guaranteed obligations	81,198	171	573	80,796
State or local housing agency obligations	5,315	2	—	5,317

	1,384,267	173	807	1,383,633

Mortgage-backed securities
U.S. government guaranteed obligations	37,754	296	—	38,050
Government-sponsored enterprises	4,903,926	15,822	3,856	4,915,892
Other	1,663,815	13,305	1,766	1,675,354

	6,605,495	29,423	5,622	6,629,296

Total	$7,989,762	$29,596	$6,429	$8,012,929

     Held-to-maturity securities as of December 31, 2006, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$87,125	$207	$562	$86,770
State or local housing agency obligations	5,965	2	—	5,967

	93,090	209	562	92,737

Mortgage-backed securities
U.S. government guaranteed obligations	43,556	326	—	43,882
Government-sponsored enterprises	5,163,238	23,416	880	5,185,774
Other	1,894,710	22,836	277	1,917,269

	7,101,504	46,578	1,157	7,146,925

Total	$7,194,594	$46,787	$1,719	$7,239,662

     The unrealized losses on the Bank’s held-to-maturity securities were attributable to changes in interest rates and credit spreads. The Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Based upon the creditworthiness of the issuers, and because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider the investments to be other-than-temporarily impaired at June 30, 2007 or December 31, 2006.
     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2007 and December 31, 2006 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,302,505	$1,302,262	$167	$167
Due after one year through five years	1,298	1,308	8,487	8,489
Due after five years through ten years	13,841	13,939	6,875	6,891
Due after ten years	66,623	66,124	77,561	77,190

	1,384,267	1,383,633	93,090	92,737
Mortgage-backed securities	6,605,495	6,629,296	7,101,504	7,146,925

Total	$7,989,762	$8,012,929	$7,194,594	$7,239,662

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $150,000 and $464,000 at June 30, 2007 and December 31, 2006, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$1,297,754	$—

Variable-rate	86,513	93,090

	1,384,267	93,090

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	2,152	2,761
Collateralized mortgage obligations:
Fixed-rate	737,862	763,527
Variable-rate	5,865,481	6,335,216

	6,605,495	7,101,504

Total	$7,989,762	$7,194,594

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupons that are subject to interest rate caps, none of which were reached during 2006 or the six months ended June 30, 2007.
Note 6—Advances
     Redemption Terms. At June 30, 2007 and December 31, 2006, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 9.29 percent and 1.00 percent to 9.16 percent, respectively. These advances are summarized below (in thousands).

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$4,941	9.29%	$5	9.16%

Due in one year or less	14,802,740	5.13	19,343,124	5.16
Due after one year through two years	4,907,483	5.20	6,612,440	5.14
Due after two years through three years	4,394,477	5.29	3,890,210	5.27
Due after three years through four years	4,128,920	5.28	2,973,142	5.30
Due after four years through five years	3,294,317	5.27	3,029,041	5.28
Due after five years	960,945	5.10	733,962	5.21
Amortizing advances	3,990,395	4.54	4,603,661	4.46

Total par value	36,484,218	5.12%	41,185,585	5.11%

Deferred prepayment fees	(999)		—
Commitment fees	(29)		(24)
Hedging adjustments	(37,204)		(17,420)

Total	$36,445,986		$41,168,141

     The balance of overdrawn demand deposit accounts was fully collateralized at June 30, 2007 and was repaid on July 2, 2007.
     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2007 and December 31, 2006, the Bank had aggregate prepayable and callable advances totaling $160,169,000 and $152,505,000, respectively.
     The following table summarizes advances at June 30, 2007 and December 31, 2006, by the earlier of maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Maturity or Next Call Date	June 30, 2007	December 31, 2006
Overdrawn demand deposit accounts	$4,941	$5

Due in one year or less	14,841,329	19,377,447
Due after one year through two years	4,921,485	6,629,386
Due after two years through three years	4,407,310	3,905,342
Due after three years through four years	4,176,219	3,011,456
Due after four years through five years	3,328,900	3,062,207
Due after five years	813,639	596,081
Amortizing advances	3,990,395	4,603,661

Total par value	$36,484,218	$41,185,585

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2007 and December 31, 2006, the Bank had putable advances outstanding totaling $1,319,650,000 and $1,043,400,000, respectively.
     The following table summarizes advances at June 30, 2007 and December 31, 2006, by the earlier of maturity or next possible put date (in thousands):

Maturity or Next Put Date	June 30, 2007	December 31, 2006
Overdrawn demand deposit accounts	$4,941	$5

Due in one year or less	15,532,091	20,366,524
Due after one year through two years	4,978,483	6,162,140
Due after two years through three years	4,019,877	3,711,910
Due after three years through four years	4,088,920	2,713,342
Due after four years through five years	3,268,567	2,974,041
Due after five years	600,944	653,962
Amortizing advances	3,990,395	4,603,661

Total par value	$36,484,218	$41,185,585

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at June 30, 2007 and December 31, 2006 (in thousands, based upon par amount):

	June 30, 2007	December 31, 2006
Fixed-rate	$19,670,420	$23,377,088
Variable-rate	16,813,798	17,808,497

Total par value	$36,484,218	$41,185,585

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of associated hedging adjustments, if any, on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $1,996,000 and $38,000 during the three months ended June 30, 2007 and 2006, respectively, and were $2,625,000 and $508,000 during the six months ended June 30, 2007 and 2006, respectively. During both the three and six months ended June 30, 2007, the Bank deferred $1,013,000 of these gross advance prepayment fees. No prepayment fees were deferred during the six months ended June 30, 2006.
Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Balance, beginning of period	$43,458	$39,084
AHP assessment	7,427	7,103
Grants funded, net of recaptured amounts	(4,733)	(3,022)

Balance, end of period	$46,152	$43,165

Note 8—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 12.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations were approximately $970.9 billion and $952.0 billion at June 30, 2007 and December 31, 2006, respectively. The Bank was the primary obligor on $46.3 billion and $50.2 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for the Bank’s consolidated bonds at June 30, 2007 and December 31, 2006 (in thousands, at par value).

	June 30, 2007	December 31, 2006
Fixed-rate	$31,927,073	$32,949,025
Step-up	5,815,860	7,320,135
Step-down	115,000	—
Step-up/step-down	15,000	15,000
Simple variable-rate	578,000	1,003,000
Fixed that converts to variable	210,000	430,000
Variable that converts to fixed	20,000	120,000
Comparative-index	80,000	80,000

Total par value	$38,760,933	$41,917,160

     Redemption Terms. The following is a summary of the Bank’s consolidated bonds outstanding at June 30, 2007 and December 31, 2006, by maturity (in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$6,895,440	4.01%	$10,157,295	3.81%
Due after one year through two years	10,668,835	4.69	12,367,735	4.56
Due after two years through three years	5,621,663	4.81	5,893,905	4.71
Due after three years through four years	2,343,435	5.07	3,446,210	4.78
Due after four years through five years	5,437,185	5.41	2,249,135	5.27
Thereafter	7,794,375	5.52	7,802,880	5.36

Total par value	38,760,933	4.88%	41,917,160	4.60%

Bond premiums	53,693		57,356
Bond discounts	(14,901)		(17,535)
Hedging adjustments	(339,807)		(267,743)

	38,459,918		41,689,238
Bonds held in treasury	(5,100)		(5,100)

Total	$38,454,818		$41,684,138

     At June 30, 2007 and December 31, 2006, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	June 30, 2007	December 31, 2006
Non-callable bonds	$8,651,478	$10,937,575
Callable bonds	30,109,455	30,979,585

Total par value	$38,760,933	$41,917,160

     The following table summarizes the Bank’s consolidated bonds outstanding at June 30, 2007 and December 31, 2006, by the earlier of maturity or next possible call date (in thousands, at par value):

Maturity or Next Call Date	June 30, 2007	December 31, 2006
Due in one year or less	$28,178,650	$30,394,030
Due after one year through two years	5,135,490	5,010,730
Due after two years through three years	2,660,548	3,133,950
Due after three years through four years	440,500	1,144,525
Due after four years through five years	1,049,805	653,685
Thereafter	1,295,940	1,580,240

Total par value	$38,760,933	$41,917,160

     Discount Notes. At June 30, 2007 and December 31, 2006, the Bank’s consolidated discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate
June 30, 2007	$7,571,654	$7,583,575	5.05%

December 31, 2006	$8,225,787	$8,261,583	5.11%

Note 9—Capital
     At all times during the six months ended June 30, 2007, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$486,337	$2,215,981	$445,931	$2,598,339

Total capital	$2,079,802	$2,215,981	$2,226,018	$2,598,339
Total capital-to-assets ratio	4.00%	4.26%	4.00%	4.67%

Leverage capital	$2,599,752	$3,323,972	$2,782,523	$3,897,509
Leverage capital-to-assets ratio	5.00%	6.39%	5.00%	7.00%
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. As of June 30, 2007, the membership investment requirement was 0.06 percent of each member’s total assets as of December 31, 2006 (and as of each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. At that same date, the activity-based investment requirement was 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any Mortgage Partnership Finance® (“MPF”®) loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there were none). Effective April 16, 2007, the membership investment requirement was reduced from 0.08 percent to 0.06 percent of each member’s total assets.
     On March 31, 2007 and June 29, 2007, the Bank paid dividends at annualized rates of 5.25 percent and 5.26 percent, respectively. Consistent with past practice, these dividends were paid in the form of capital stock (except for fractional shares, which were paid in cash).
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchase that occurred on January 31, 2007, surplus stock was defined as the amount of stock held by a member in excess of 110 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on April 30, 2007, surplus stock has been defined as stock in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 31, 2007, April 30, 2007 and July 31, 2007, the Bank repurchased surplus stock totaling $144,292,000, 286,266,000 and $124,266,000, respectively, none of which had been classified as mandatorily redeemable capital stock as of those dates.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$6	$5	$11	$10
Interest cost	31	31	62	62
Amortization of prior service cost (benefit)	(9)	(9)	(17)	(18)
Amortization of net actuarial gain	(1)	—	(2)	—

Net periodic benefit cost	$27	$27	$54	$54

Note 11—Derivatives and Hedging Activities
     During the three months ended June 30, 2007 and 2006, the Bank recorded net losses on derivatives and hedging activities of $2,218,000 and $1,034,000, respectively, in other income (loss). During the six months ended June 30, 2007 and 2006, the Bank recorded net losses on derivatives and hedging activities of $93,000 and $4,058,000, respectively. The components of net losses on derivatives and hedging activities for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gains (losses) related to fair value hedge ineffectiveness	$(3,713)	$(475)	$1	$(2,736)
Gains (losses) on economic hedge derivatives related to trading securities	(39)	409	(15)	1,100
Net interest expense associated with economic hedge derivatives related to trading securities	(27)	(250)	(134)	(678)
Gains (losses) related to other economic hedge derivatives	1,647	(246)	204	(1,739)
Net interest expense associated with other economic hedge derivatives	(86)	(472)	(149)	(5)

Net losses on derivatives and hedging activities	$(2,218)	$(1,034)	$(93)	$(4,058)

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$39,326,536	$(320,367)	$45,602,820	$(271,906)
Economic	292,494	(612)	490,275	(5,415)
Interest rate caps
Fair value	285,000	2,853	315,000	4,074
Economic	7,000,000	5,275	5,250,000	3,334

	$46,904,030	$(312,851)	$51,658,095	$(269,913)

Total derivatives excluding accrued interest		$(312,851)		$(269,913)
Accrued interest		178,733		192,716

Net derivative balances		$(134,118)		$(77,197)

Net derivative asset balances		$54,411		$90,642
Net derivative liability balances		(188,529)		(167,839)

Net derivative balances		$(134,118)		$(77,197)

     The notional amount of interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, assuming that the counterparty defaults and the related collateral, if any, is of no value to the Bank. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty, under master netting arrangements.
     At June 30, 2007 and December 31, 2006, the Bank’s maximum credit risk, as defined above, was approximately $53,418,000 and $95,178,000, respectively. The Bank held as collateral cash balances of $38,030,000 and $53,268,000 as of June 30, 2007 and December 31, 2006, respectively. In early July 2007 and early January 2007, cash collateral of $17,490,000 and $44,093,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2007, the par amount of the 12 FHLBanks’ outstanding consolidated obligations was approximately $970.9 billion. At that date, the Bank was the primary obligor on $46.3 billion (at par value) of these consolidated obligations. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. Commitments that legally obligate the Bank to make additional advances totaled approximately $65,649,000 and $74,428,000 at June 30, 2007 and December 31, 2006, respectively. In addition, outstanding standby letters of credit totaled $3,544,134,000 and $3,493,095,000 at June 30, 2007 and December 31, 2006, respectively.
     The Bank had no commitments to fund/purchase mortgage loans at June 30, 2007 or December 31, 2006.
     At June 30, 2007 and December 31, 2006, the Bank had commitments to issue $210,000,000 and $2,840,000,000, respectively, of consolidated obligation bonds/discount notes.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral agreements. As of June 30, 2007 and December 31, 2006, the Bank had pledged, as collateral, cash with a book value of $257,586,000 and $173,830,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had no securities pledged as collateral. The pledged cash collateral is reported in interest-bearing deposits (assets) in the statements of condition.
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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the six months ended June 30, 2007 or 2006. At June 30, 2007, the Bank held previously purchased mortgage-backed securities with a carrying value of $23.9 million that were issued by one or more entities that are now part of Citigroup and $87.9 million (carrying value) of mortgage-backed securities issued by an affiliate of Washington Mutual Bank (a non-member borrower/shareholder) that were acquired after issuance from a third party. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.
Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no such loans to other FHLBanks during the six months ended June 30, 2007 or 2006.
     There were no borrowings from other FHLBanks during the six months ended June 30, 2007. There were borrowings from other FHLBanks during the three months ended June 30, 2006 and interest expense on such borrowings totaled $76,000 for both the three and six months ended June 30, 2006.
     The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2006 (in thousands).

Balance, January 1, 2006	$—
Borrowings from:
FHLBank of Atlanta	50,000
FHLBank of Boston	50,000
FHLBank of Chicago	50,000
FHLBank of Cincinnati	50,000
FHLBank of Des Moines	50,000
FHLBank of Indianapolis	50,000
FHLBank of New York	50,000
FHLBank of Pittsburgh	50,000
FHLBank of San Francisco	50,000
FHLBank of Seattle	50,000
FHLBank of Topeka	50,000
Repayments to:
FHLBank of Atlanta	(50,000)
FHLBank of Boston	(50,000)
FHLBank of Chicago	(50,000)
FHLBank of Cincinnati	(50,000)
FHLBank of Des Moines	(50,000)
FHLBank of Indianapolis	(50,000)
FHLBank of New York	(50,000)
FHLBank of Pittsburgh	(50,000)
FHLBank of San Francisco	(50,000)
FHLBank of Seattle	(50,000)
FHLBank of Topeka	(50,000)

Balance, June 30, 2006	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 4. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $636,000 and $624,000 for the three months ended June 30,

2007 and 2006, respectively, and $1,270,000 and $1,241,000 for the six months ended June 30, 2007 and 2006, respectively.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issuing new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2007 and June 30, 2007, the Bank assumed $283,000,000 and $40,000,000 (par amounts), respectively, of consolidated obligations from the FHLBank of New York. The net premiums associated with these transactions totaled $2,350,000 and $487,000, respectively. There were no such transactions during the six months ended June 30, 2006.
     The Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through the MPF program. These fees totaled $54,000 and $71,000 during the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, these fees totaled $91,000 and $125,000, respectively.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, potentially adverse changes in interest rates, adverse changes in the Bank’s access to the capital markets, material adverse changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A – Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 (the “2006 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of August 1, 2007, Moody’s had assigned a deposit rating of Aaa / P-1 to the Bank. At this same date, the Bank was rated AAA/A-1+ by S&P.
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
The Bank’s earnings, exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133, are generated almost entirely from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings targets and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2007 and 2006, the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 (all percentages are annualized figures; percentages for the six-month periods represent weighted average rates).

	Three Months		Three Months		Six Months
	Ended March 31,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006
Return on capital stock	6.55%	4.95%	5.91%	4.97%	6.24%	4.96%
Average effective federal funds rate	5.26%	4.46%	5.25%	4.91%	5.25%	4.68%
Dividend rate	5.25%	4.45%	5.26%	4.91%	5.26%	4.68%
Reference average effective federal funds rate (reference rate)	5.25%	4.46%	5.26%	4.91%	5.26%	4.68%
Dividend spread over (under) reference rate	—%	(0.01%)	—%	—%	—%	—%
For a discussion of the Bank’s returns on capital stock and the reasons for the variability in those returns from period-to-period, see the section below entitled “Results of Operations.”
Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process such that quarterly dividends are now based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the three months ended June 30, 2007 and March 31, 2007, the reference average effective federal funds rates reflect the average effective federal funds rates for the first quarter of 2007 and the fourth quarter of 2006, respectively. For the three months ended June 30, 2006 and March 31, 2006, the reference average effective federal funds rates are equal to the average effective federal funds rates for those periods.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2007 and December 31, 2006.
MEMBERSHIP SUMMARY

	June 30,	December 31,
	2007	2006
Commercial banks	739	746
Thrifts	87	90
Credit unions	46	44
Insurance companies	15	15

Total members	887	895

Housing associates	8	8
Non-member borrowers	14	13

Total	909	916

Community Financial Institutions (CFIs)	746	760

Recent Announcement
On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two FHLBanks are engaged in discussions to determine the possible benefits and feasibility of combining their business operations. These discussions are focused on identifying whether and how a combination could produce advantageous results and improved value for members of both organizations, while providing increased resources for affordable housing and community investment initiatives in the communities served by the two institutions. The FHLBank of Chicago has over 850 member institutions in Illinois and Wisconsin. The discussions between the Bank and the FHLBank of Chicago are in their preliminary stages and there can be no assurance that a definitive agreement will be reached between the two organizations. Any agreement that is reached would be subject to regulatory approval and conditions that would be set forth in such agreement.
Financial Condition
The following table provides selected period-end balances as of June 30, 2007 and December 31, 2006, as well as selected average balances for the six-month period ended June 30, 2007 and the year ended December 31, 2006. In addition, the table provides the percentage increase or decrease in each of these balances from period-to-period. As shown in the table, the Bank’s total assets decreased by 6.6 percent (or $3.7 billion) during the six months ended June 30, 2007, due primarily to a $4.7 billion decline in advances and a $0.7 billion decline in long-term investments, offset by a $1.7 billion increase in short-term investments during the period. As the Bank’s assets decreased, the funding for those assets also declined. During the six months ended June 30, 2007, total consolidated obligations decreased by $3.9 billion; consolidated obligation bonds and discount notes declined by $3.2 billion and $0.7 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30,
	2007
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2006
Advances	$36,446	(11.5)%	$41,168
Short-term investments
Federal funds sold	5,935	8.0	5,495
Commercial paper (1)	1,298	*	—
Long-term investments (2)	7,215	(9.1)	7,934
Mortgage loans, net	412	(8.4)	450
Total assets	51,995	(6.6)	55,650
Consolidated obligations — bonds	38,455	(7.7)	41,684
Consolidated obligations — discount notes	7,571	(8.0)	8,226
Total consolidated obligations	46,026	(7.8)	49,910
Mandatorily redeemable capital stock	64	(60.0)	160
Capital stock	1,955	(13.0)	2,248
Retained earnings	197	3.1	191
Average total assets	53,221	(6.9)	57,172
Average capital stock	2,057	(8.7)	2,253
Average mandatorily redeemable capital stock	123	(41.7)	211

*	The percentage increase is not meaningful.

(1)	The Bank’s commercial paper investments are classified as held-to-maturity securities.

(2)	Includes securities classified as held-to-maturity (other than short-term commercial paper), available-for-sale and trading.
Advances
The following table presents advances outstanding, by type of institution, as of June 30, 2007 and December 31, 2006.

ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial banks	$11,699	32%	$13,747	33%
Thrift institutions	22,141	60	21,717	53
Credit unions	925	3	1,897	4
Insurance companies	212	1	215	1

Total member advances	34,977	96	37,576	91

Housing associates	5	—	9	—
Non-member borrowers	1,502	4	3,601	9

Total par value of advances	$36,484	100%	$41,186	100%

Total par value of advances outstanding to CFIs	$5,693	16%	$5,896	14%

At June 30, 2007, the carrying value and par value of the Bank’s advances portfolio totaled $36.4 billion and $36.5 billion, respectively, compared to $41.2 billion and $41.2 billion, respectively, at December 31, 2006.
The $4.7 billion decline in outstanding advances during the first six months of 2007 was attributable in part to a $3.9 billion decrease in advances to the Bank’s ten largest borrowers, of which $2.2 billion was attributable to Washington Mutual Bank, as further discussed below. During the three-month periods ended March 31, 2007 and June 30, 2007, the Bank’s outstanding advances declined by $4.3 billion and $0.4 billion, respectively. Excluding the repayment of approximately $1.3 billion of advances by Washington Mutual Bank, the Bank’s advances increased by $0.9 billion during the three-month period ended June 30, 2007. During the six-month period, advances to Guaranty Bank; Franklin Bank, SSB; International Bank of Commerce and Capital One, National Association, which are among the Bank’s ten largest borrowers, declined by $494 million, $332 million, $902 million and $1.2 billion, respectively. Advances to the Bank’s largest borrower, World Savings Bank, FSB Texas, increased by $1.5 billion during the six months ended June 30, 2007. Advances to the Bank’s small and mid-sized borrowers also declined during the first half of 2007, as members that reduced their outstanding borrowings outnumbered those that increased their borrowings by a margin of 2 to 1. The Bank believes that the decline in its advances over the six-month period was attributable primarily to the prevailing interest rate environment, which the Bank believes has limited its members’ opportunities to profitably invest proceeds from advances. In addition, the Bank believes that, to a lesser extent, increased competition from other funding sources has also contributed to the decline in its advances. At June 30, 2007, advances outstanding to the Bank’s ten largest borrowers totaled $24.8 billion, representing 68.1 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $28.7 billion at December 31, 2006, representing 69.5 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of June 30, 2007.

TEN LARGEST BORROWERS AS OF JUNE 30, 2007
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
World Savings Bank, FSB Texas	Houston	TX	$13,263	36.4%
Guaranty Bank	Austin	TX	4,582	12.6
Franklin Bank, SSB	Austin	TX	1,977	5.4
Washington Mutual Bank	Henderson	NV	1,355	3.7
Capital One, National Association	New Orleans	LA	944	2.6
International Bank of Commerce	Laredo	TX	820	2.2
Charter Bank	Santa Fe	NM	555	1.5
BancorpSouth Bank	Tupelo	MS	533	1.5
Iberiabank	New Iberia	LA	476	1.3
Southside Bank	Tyler	TX	329	0.9

			$24,834	68.1%

At June 30, 2007, the Bank’s fourth largest borrower was Washington Mutual Bank, a Nevada-chartered institution with $1.4 billion of advances outstanding. On February 13, 2001, Washington Mutual Bank acquired Bank United, then the Bank’s largest shareholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances and in so doing became a non-member borrower. Advances to non-member borrowers may not be renewed at maturity. The balance of Washington Mutual Bank’s advances are scheduled to mature as follows: $987 million in the third quarter of 2007 and $368 million in the third quarter of 2008.
In November 2005, Capital One Financial Corp. (domiciled in the Fourth District of the FHLBank System) acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s fifth largest borrower and fourth largest shareholder at June 30, 2007. Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System and is no longer eligible for membership in the Bank. Capital One, National Association’s advances are scheduled to mature as follows: $100 million in the second half of 2007, $201 million in 2008, $602 million in 2009 and $41 million during the period from 2010 through 2034.
The loss of Washington Mutual Bank’s remaining advances and those borrowed by Capital One are expected to have a modestly negative impact on the Bank’s return on capital stock. A larger balance of advances helps to provide a critical mass of advances and capital to support the fixed component of the Bank’s cost structure, which helps maintain returns on capital stock, dividends and relatively lower advance pricing. In the event the Bank were to lose one or more additional large borrowers that represent a significant proportion of its business, it could, depending upon the magnitude of the impact, lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions.

The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of June 30, 2007 and December 31, 2006.
COMPOSITION OF ADVANCES
(Dollars in millions)

	June 30, 2007		December 31, 2006
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than 1 month	$9,156	25.1%	$11,801	28.7%
Maturity 1 month to 12 months	2,056	5.6	2,642	6.4
Maturity greater than 1 year	3,148	8.6	3,287	8.0
Fixed rate, amortizing	3,990	10.9	4,604	11.2
Fixed rate, putable	1,320	3.6	1,043	2.5

Total fixed rate advances	19,670	53.8	23,377	56.8

Floating rate advances
Maturity less than 1 month	826	2.3	160	0.4
Maturity 1 month to 12 months	2,374	6.5	4,741	11.5
Maturity greater than 1 year	13,614	37.4	12,908	31.3

Total floating rate advances	16,814	46.2	17,809	43.2

Total par value	$36,484	100.0%	$41,186	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank has not experienced any credit losses on advances since it was founded in 1932, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Investment Securities
At June 30, 2007, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties and 30-day commercial paper, totaled $7.2 billion. The Bank’s short-term commercial paper investments, totaling $1.3 billion as of June 30, 2007, are classified as held-to-maturity securities in the statement of condition. As of June 30, 2007, Moody’s and S&P had assigned the highest short-term debt ratings (P-1 and A-1+, respectively) to each of the issuers of the Bank’s commercial paper. At that same date, these NRSROs had also assigned the highest long-term debt ratings (Aaa and AAA, respectively) to the issuers of $875 million of the Bank’s commercial paper. At June 30, 2007, Moody’s and S&P had assigned long-term debt ratings of Aa2 and AA, respectively, to the issuer of $250 million of the Bank’s commercial paper and A1 and AA- , respectively, to the issuer of the remaining $175 million of the Bank’s commercial paper. At December 31, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $5.5 billion. The amount of the Bank’s short-term investments fluctuates in response to several factors, including the level of maturing advances from time to time, changes in the Bank’s deposit balances, and changes in the returns provided by short-term investment alternatives relative to the Bank’s funding costs.
At June 30, 2007, the Bank’s long-term investment portfolio was comprised of $7.0 billion of mortgage-backed securities (“MBS”) and $0.2 billion of U.S. agency debentures. As of year-end 2006, the Bank’s long-term investment portfolio was comprised of $7.7 billion of MBS and $0.2 billion of U.S. agency debentures. The Bank’s long-term investment portfolio at June 30, 2007 and December 31, 2006 includes securities that are classified for balance sheet purposes as either held-to-maturity, available-for-sale or trading as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification
	Held-to-Maturity		Available-for-Sale	Trading	Total Investments	Held-to-Maturity
June 30, 2007	(at amortized cost)		(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$81		$—	$—	$81	$81
Government-sponsored enterprises	—		50	—	50	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		35	—	35	—
FHLBank of San Francisco (primary obligor)	—		7	—	7	—

Total U.S. agency debentures	81		92	—	173	81

MBS portfolio
U.S. government guaranteed obligations	38		—	—	38	38
Government-sponsored enterprises	4,904		274	—	5,178	4,916
Non-agency residential MBS	929		—	—	929	929
Non-agency commercial MBS	734		155	—	889	746

Total MBS	6,605		429	—	7,034	6,629

State or local housing agency debentures	5		—	—	5	5
Other	—		—	3	3	—

Total long-term investments	$6,691	(2)	$521	$3	$7,215	$6,715

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2006	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$87	$—	$—	$87	$87
Government-sponsored enterprises	—	51	—	51	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	87	93	—	180	87

MBS portfolio
U.S. government guaranteed obligations	44	—	—	44	44
Government-sponsored enterprises	5,163	433	22	5,618	5,186
Non-agency residential MBS	1,135	—	—	1,135	1,136
Non-agency commercial MBS	760	189	—	949	781

Total MBS	7,102	622	22	7,746	7,147

State or local housing agency debentures	6	—	—	6	6
Other	—	—	2	2	—

Total long-term investments	$7,195	$715	$24	$7,934	$7,240

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

(2)	The total does not agree to the balance reported in the Bank’s statement of condition as the amounts reported above exclude short-term commercial paper investments totaling $1.298 billion. Such amounts are classified as held-to-maturity securities in the Bank’s statement of condition as of June 30, 2007.
At June 30, 2007, all of the Bank’s holdings of mortgage-backed securities retained the highest investment grade rating from S&P and/or Moody’s.
During the six months ended June 30, 2007, the Bank acquired $183 million of long-term investments, all of which were capped LIBOR-indexed floating rate Collateralized Mortgage Obligations (“CMOs”) issued by GSEs and designated as held-to-maturity. During this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $686 million and $189 million, respectively. On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values. The Bank did not sell any other long-term investments during the six months ended June 30, 2007.
The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed three times the Bank’s total regulatory capital. The Bank’s MBS portfolio currently exceeds this limit. Since the Bank was in compliance with the regulatory limit at the time it purchased its current MBS holdings, the Bank is not considered to be out of compliance with the regulatory limit. The Bank is, however, precluded from purchasing additional MBS until the outstanding principal amount of its current holdings falls below three times its capital. Based in part on changes in the definition of surplus stock (as discussed in the section below entitled “Capital Stock”), the anticipated repayment of advances by Washington Mutual Bank and the repurchase of the capital stock supporting those advances, and current repayment projections for the Bank’s existing MBS portfolio, the Bank currently does not anticipate purchasing any MBS during the remainder of 2007 absent substantial growth in its advances (and corresponding capital stock). In addition, while the Bank has capacity under Finance Board policy and regulations to purchase U.S. agency debentures, based upon current market conditions, it does not currently anticipate purchasing any such securities in the foreseeable future.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of June 30, 2007 and December 31, 2006.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	June 30, 2007		December 31, 2006
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$38	$38	$44	$44
Government-sponsored enterprises	4,899	4,898	5,157	5,156
AAA rated non-agency residential	929	929	1,135	1,135

Total floating rate CMOs	5,866	5,865	6,336	6,335

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	153	155	186	189
Government-sponsored enterprise DUS(4)	257	257	400	403
Government-sponsored enterprise CMOs	17	17	52	52

Total swapped MBS	427	429	638	644

Total floating rate MBS	6,293	6,294	6,974	6,979

Fixed rate MBS
Government-sponsored enterprises	6	6	7	7
AAA rated non-agency CMBS(5)	734	734	759	760

Total fixed rate MBS	740	740	766	767

Total MBS	$7,033	$7,034	$7,740	$7,746

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.

While most of the MBS portfolio is comprised of floating rate CMOs ($5.9 billion par value at June 30, 2007) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2007, the effective interest rate caps (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.4 percent to 15.3 percent. The largest concentration of embedded effective caps ($4.8 billion) fell within the 6.4 percent to 7.5 percent range. As of June 30, 2007, LIBOR rates were approximately 108 basis points below the lowest effective interest rate cap embedded in the CMO floaters. As of that date, the Bank had offset a significant amount of the potential cap risk embedded in these securities with $7.0 billion of interest rate caps with remaining maturities ranging from 1 month to 47 months as of June 30, 2007, and strike rates ranging from 6.75 percent to 8.0 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements.
On April 30, 2007, the Bank entered into an interest rate cap agreement with a $1.75 billion notional amount and a strike rate of 7.0 percent. The agreement expires in May 2011. The premium paid for this cap totaled $1.1 million. The Bank did not enter into any other stand-alone interest rate cap agreements during the six months ended June 30, 2007.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s stand-alone CMO-related interest rate cap agreements as of June 30, 2007.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Third quarter 2007	$500	8.00%
Second quarter 2008	1,000	8.00%
Second quarter 2009	500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%
Second quarter 2011	1,750	7.00%

	$7,000

Mortgage Loans Held for Portfolio
At June 30, 2007 and December 31, 2006, the Bank held on its balance sheet $412 million and $450 million, respectively, of residential mortgage loans originated under the MPF Program. As of these dates, 45 percent and 46 percent, respectively, of the outstanding balances were government guaranteed. The Bank’s allowance for loan losses decreased from $267,000 at December 31, 2006 to $254,000 at June 30, 2007, reflecting charge-offs during the six-month period. At June 30, 2007 and December 31, 2006, the Bank had nonaccrual loans totaling $458,000 and $466,000, respectively.
Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 56 and 59 at June 30, 2007 and December 31, 2006, respectively. During the three months ended June 30, 2007 and 2006, the Bank’s PFIs delivered $50 million and $66 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $54,000 and $71,000, respectively. During the six months ended June 30, 2007 and 2006, the Bank’s PFIs delivered $85 million and $115 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $91,000 and $125,000, respectively. No interest in loans was retained by the Bank during the six months ended June 30, 2007 or 2006.
For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s 2006 10-K. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various product alternatives. During the three months ended June 30, 2007 and 2006, the Bank paid credit enhancement fees totaling $72,000 and $84,000, respectively. Such fees totaled $148,000 and $173,000 during the six months ended June 30, 2007 and 2006, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended June 30, 2007 and 2006, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $6,000 and $7,000, respectively. During the six months ended June 30, 2007 and 2006, $10,000 and $14,000, respectively, of performance-based credit enhancement fees were forgone and not paid to the Bank’s PFIs.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. During the three months ended June 30, 2007, the principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs totaled $107,000. No mortgage loans were required to be repurchased during the three months ended June 30, 2006. The principal amount of mortgage loans held by the Bank that were required to be repurchased by the Bank’s PFIs during the six months ended June 30, 2007 and 2006 totaled $235,000 and $202,000, respectively.
Given its current arrangement with the FHLBank of Chicago, as more fully described in the Bank’s 2006 10-K, and the Bank’s current intention not to retain any interests in mortgage loans delivered by its PFIs, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of scheduled amortization and loan payoffs.
Consolidated Obligations and Deposits
As of June 30, 2007, the carrying values of consolidated obligation bonds and discount notes totaled $38.5 billion and $7.6 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $38.8 billion and the par value of the Bank’s outstanding discount notes approximated their carrying values. In comparison, at December 31, 2006, the carrying values of consolidated obligation bonds and discount notes totaled $41.7 billion and $8.2 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $41.9 billion and $8.3 billion, respectively.

The following table presents the composition of the Bank’s outstanding bonds at June 30, 2007 and December 31, 2006.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	June 30, 2007		December 31, 2006
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$23,356	60.3%	$22,091	52.7%
Fixed rate, non-callable	8,571	22.1	10,858	25.9
Callable step-up	5,816	15.0	7,320	17.5
Single-index floating rate	578	1.5	1,003	2.4
Conversion	230	0.6	550	1.3
Callable step-down	115	0.3	—	—
Comparative-index	80	0.2	80	0.2
Callable step-up/step-down	15	—	15	—

Total par value	$38,761	100.0%	$41,917	100.0%

Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Single-index floating rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR; typically, these bonds contain caps that limit the increases in the floating rate coupons. Conversion bonds have coupons that convert from fixed to floating, or from floating to fixed, on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Comparative-index bonds have coupon rates determined by the difference between two or more market indices, typically a Constant Maturity Treasury rate and LIBOR. Callable step-up/step-down bonds pay interest at increasing fixed rates and then at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
During the recently ended quarter, investor demand for GSE debt (including both callable and non-callable bonds) remained relatively constant. Furthermore, agency debt spreads remained relatively unchanged from the previous quarter. During the quarter ended June 30, 2007, the monthly weighted average cost of consolidated obligation bonds that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 19.2 basis points to approximately LIBOR minus 20.6 basis points compared to a range of approximately LIBOR minus 19.8 basis points to approximately LIBOR minus 22.2 basis points during the first quarter of 2007 and a range of approximately LIBOR minus 15.5 basis points to approximately LIBOR minus 23.0 basis points during the year ended December 31, 2006.
The Bank issued significantly more debt during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. During the first half of 2007, the Bank issued $479.9 billion of discount notes as compared to $217.1 billion during the same period in 2006 due in large part to increased volumes of overnight discount notes which were issued to take advantage of investment opportunities in the federal funds market. The Bank’s issuance of consolidated obligation bonds increased from $2.2 billion during the first half of 2006 to $13.1 billion during the comparable period in 2007 due to the need to replace a higher volume of maturing and called debt in 2007. In addition, during the first half of 2007, the Bank replaced some of its maturing discount notes with funds raised from the issuance of consolidated obligation bonds.
Demand and term deposits were $3.0 billion and $2.4 billion at June 30, 2007 and December 31, 2006, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $1.955 billion and $2.248 billion at June 30, 2007 and December 31, 2006, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.253 billion for the year ended December 31, 2006 to $2.057 billion for the six months ended June 30, 2007. The decline in average outstanding capital stock was attributable primarily to reductions in members’ required investment in the Bank, changes in the definition of surplus stock, and lower average advances balances. These changes are discussed below and in the sub-section above entitled “Advances.”
On February 23, 2006, the Bank’s Board of Directors approved a change to members’ required investment in the Bank. Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective April 14, 2006, the membership investment requirement was reduced from 0.09 percent to 0.08 percent of each member’s total assets as of December 31, 2005, subject to a minimum of $1,000 and a maximum of $25,000,000. On February 22, 2007, the Bank’s Board of Directors approved an additional reduction in the membership investment requirement from 0.08 percent to 0.06 percent of each member’s total assets as of December 31, 2006 (and each December 31 thereafter), subject to the same minimum and maximum thresholds. The change became effective on April 16, 2007.
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
The following table sets forth the repurchases of surplus stock which have occurred since December 31, 2006.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

Date of Repurchase	Shares	Amount of
by the Bank	Repurchased	Repurchase
January 31, 2007	1,442,916	$144,292
April 30, 2007	2,862,664	286,266
July 31, 2007	1,242,655	124,266
Mandatorily redeemable capital stock outstanding at June 30, 2007 and December 31, 2006 was $64.3 million and $159.6 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of June 30, 2007 and December 31, 2006.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	June 30, 2007		December 31, 2006
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Washington Mutual Bank	1	$57,311	1	$146,267
Subject to withdrawal notice	4	900	4	881
Held by non-member borrowers	8	5,953	8	8,254
Held by non-member acquirers	1	101	1	4,165

Total	14	$64,265	14	$159,567

The majority of the Bank’s outstanding mandatorily redeemable capital stock is held by Washington Mutual Bank, a non-member borrower as described in the sub-section above entitled “Advances.” Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $2.408 billion at the end of 2006 to $2.019 billion at June 30, 2007 due in large part to repurchases resulting from lower advances balances.
At June 30, 2007 and December 31, 2006, the Bank’s ten largest shareholders held $1.1 billion and $1.4 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 56.5 percent and 58.3 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of June 30, 2007.
TEN LARGEST SHAREHOLDERS AS OF JUNE 30, 2007
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
World Savings Bank, FSB Texas	Houston	TX	$579,595	28.7%
Guaranty Bank	Austin	TX	210,986	10.4
Franklin Bank, SSB	Austin	TX	85,935	4.3
Capital One, National Association	New Orleans	LA	61,825	3.1
Washington Mutual Bank	Henderson	NV	57,311	2.8
International Bank of Commerce	Laredo	TX	50,984	2.5
BancorpSouth Bank	Tupelo	MS	29,423	1.5
Charter Bank	Santa Fe	NM	24,694	1.2
Iberiabank	New Iberia	LA	21,613	1.1
Arvest Bank	Rogers	AR	18,081	0.9

			$1,140,447	56.5%

As of June 30, 2007, all of the stock held by Washington Mutual Bank was classified as mandatorily redeemable capital stock (liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at June 30, 2007. Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System and is no longer eligible for membership in the Bank. Accordingly, all of the capital stock held by Capital One, National Association was reclassified to mandatorily redeemable capital stock on July 1, 2007.
At June 30, 2007, the Bank’s excess stock totaled $251.6 million, which represented 0.5 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the six months ended June 30, 2007, the Bank’s retained earnings increased by $6.2 million, from $190.6 million to $196.8 million. During this same period, the Bank paid dividends on capital stock totaling $57.4 million, which equated to an average annualized dividend rate of 5.26 percent. The Bank’s first and second quarter 2007 dividend rates equated to the average effective federal funds rates for the quarters ended December 31, 2006 and March 31, 2007, respectively. In addition, the Bank paid dividends totaling $4.1 million on capital stock classified as mandatorily redeemable capital stock (liability). These dividends, which were also paid at an average annualized rate of 5.26 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2006 through December 31, 2006, was paid on March 30, 2007. The second quarter dividend, applied to average capital stock held during the period from January 1, 2007 through March 31, 2007, was paid on June 29, 2007.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) generally track short-term interest rates.
Taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends during the remainder of 2007 at approximately 0 to 25 basis points above the reference average effective federal funds rate for the applicable dividend period (i.e. for each calendar quarter, the average effective federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash.
Derivatives and Hedging Activities
The Bank uses interest rate exchange agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of June 30, 2007 and December 31, 2006, the Bank’s notional balance of interest rate exchange agreements was $46.9 billion and $51.7 billion, respectively, while its total assets were $52.0 billion and $55.7 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in the section below entitled “Counterparty Credit Risk” in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of June 30, 2007 and December 31, 2006, and the net fair value changes recorded in earnings for each of those categories during the three and six months ended June 30, 2007 and 2006.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value (6)		Net Change in Fair Value (6)
	Total Notional at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2007	December 31, 2006	2007	2006	2007	2006
	(In millions of dollars)		(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$5,046	$4,930	$—	$—	$—	$—
Long-haul method(2)	841	890	161	262	167	74
Economic hedges(3)	—	—	—	19	—	44

Total	5,887	5,820	161	281	167	118

Investments
Short-cut method(1)	—	55	—	—	—	—
Long-haul method(2)	481	615	355	297	1,347	145
Economic hedges(4)	7	23	(10)	43	(30)	127

Total	488	693	345	340	1,317	272

Consolidated obligations
Short-cut method(1)	1,480	3,075	—	—	—	—
Long-haul method(2)	31,763	36,353	(4,229)	(1,034)	(1,513)	(2,955)
Economic hedges(3)	286	467	(565)	(666)	(586)	(1,595)

Total	33,529	39,895	(4,794)	(1,700)	(2,099)	(4,550)

Other economic
Caps(5)	7,000	5,250	2,191	(107)	794	42
Basis swaps(7)	—	—	—	479	—	(309)

Total	7,000	5,250	2,191	372	794	(267)

Total derivatives	$46,904	$51,658	$(2,097)	$(707)	$179	$(4,427)

Total short-cut method	$6,526	$8,060	$—	$—	$—	$—
Total long-haul method	33,085	37,858	(3,713)	(475)	1	(2,736)
Total economic hedges	7,293	5,740	1,616	(232)	178	(1,691)

Total derivatives	$46,904	$51,658	$(2,097)	$(707)	$179	$(4,427)

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations or that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133.

(4)	Interest rate derivatives that are (or were) matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those that related to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

(7)	The Bank entered into $2.05 billion and $3.0 billion (notional) of interest rate basis swaps in November 2005 and February 2006, respectively; $1.7 billion and $3.35 billion (notional) of such agreements expired in June 2006 and August 2006, respectively.

Results of Operations
Net Income
Net income for the three months ended June 30, 2007 and 2006 was $28.7 million and $27.9 million, respectively. The Bank’s net income for the three months ended June 30, 2007 represented an annualized return on average capital stock (ROCS) of 5.91 percent, which was 66 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 4.97 percent for the three months ended June 30, 2006, which exceeded the average effective federal funds rate for that quarter by 6 basis points. Net income for the six months ended June 30, 2007 and 2006 was $63.7 million and $55.5 million, respectively. The Bank’s net income for the six months ended June 30, 2007 represented an ROCS of 6.24 percent, which was 99 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 4.96 percent for the six months ended June 30, 2006, which was 28 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the increases in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended June 30, 2007 and 2006, the effective rates were 26.8 percent and 27.7 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $10.5 million and $10.7 million, respectively. During the six months ended June 30, 2007 and 2006, the effective rates were 26.8 percent and 27.4 percent, respectively, and the combined AHP and REFCORP assessments were $23.3 million and $21.0 million, respectively.
Income Before Assessments
During the three months ended June 30, 2007 and 2006, the Bank’s income before assessments was $39.2 million and $38.6 million, respectively. This $0.6 million increase in income before assessments was attributable primarily to a $1.3 million increase in net interest income, offset by a $0.6 million reduction in other income.
The Bank’s income before assessments was $87.0 million and $76.4 million for the six months ended June 30, 2007 and 2006, respectively. This $10.6 million increase in income before assessments was attributable primarily to a $6.0 million increase in net interest income and a $4.8 million increase in other income.
The components of income before assessments (net interest income, other income (loss) and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2007 and 2006, the Bank’s net interest income was $52.9 million and $51.7 million, respectively. The Bank’s net interest income was $109.6 million and $103.6 million for the six months ended June 30, 2007 and 2006, respectively. These increases in net interest income were due primarily to increases in short-term interest rates. The average effective federal funds rate increased from 4.91 percent for the three months ended June 30, 2006 to 5.25 percent for the three months ended June 30, 2007 and from 4.68 percent for the six months ended June 30, 2006 to 5.25 percent for the six months ended June 30, 2007. These increases were partially offset by decreases in the average balances of earning assets funded by capital and non-interest bearing liabilities from $3.1 billion for both the three and six months ended June 30, 2006 to $2.4 billion and $2.6 billion, respectively, for the corresponding periods in 2007.

For the three months ended June 30, 2007 and 2006, the Bank’s net interest margin was 42 basis points and 36 basis points, respectively. The Bank’s net interest margin was 41 basis points and 35 basis points for the six months ended June 30, 2007 and 2006, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to higher short-term interest rates in 2007, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 24 basis points for the six months ended June 30, 2006 to 25 basis points for the comparable period in 2007. The contribution of the Bank’s invested capital to the net interest margin decreased from 27 basis points for the three months ended June 30, 2006 to 26 basis points for the comparable period in 2007 as the impact of higher short-term interest rates was offset by lower average balances of non-interest bearing funds in 2007. The Bank’s net interest spread increased from 9 basis points and 11 basis points during the three and six months ended June 30, 2006, respectively, to 16 basis points for both the three and six months ended June 30, 2007.
Beginning with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process so that it could declare and pay its quarterly dividends with the benefit of knowing its actual earnings for the dividend period. The third quarter 2006 dividend was paid on September 29, 2006, and was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. Because the dividend paid in the third quarter of 2006 was based upon average capital stock holdings for the second quarter of 2006, the portion of this dividend that was paid on mandatorily redeemable capital stock was recognized as interest expense in the second quarter of 2006. Under the Bank’s dividend practices that existed through June 30, 2006, interest expense on mandatorily redeemable capital stock was recorded in the calendar quarter in which the dividend was paid. The inclusion of this additional interest expense (that is, the amount representing the dividend paid on mandatorily redeemable capital stock on September 29, 2006) reduced the Bank’s net interest spread for the three and six months ended June 30, 2006 by 3 basis points and 1 basis point, respectively. In addition, it reduced the Bank’s ROCS for the three and six months ended June 30, 2006 by 40 basis points and 20 basis points, respectively.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2007 and 2006.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$162	$2	5.85%	$462	$6	4.98%
Federal funds sold	5,424	72	5.30%	2,159	27	4.98%
Investments
Trading (b)	8	1	8.44%	36	1	6.22%
Available-for-sale (c)	553	7	5.38%	890	11	4.89%
Held-to-maturity	7,343	107	5.82%	7,629	105	5.44%
Advances (c)(d)	36,611	484	5.29%	44,342	546	4.88%
Mortgage loans held for portfolio	423	6	5.54%	505	7	5.53%

Total earning assets	50,524	679	5.37%	56,023	703	4.96%
Cash and due from banks	92			79
Other assets	331			255

Total assets	$50,947	679	5.33%	$56,357	703	4.93%

Liabilities and Capital
Interest-bearing deposits	$2,854	37	5.17%	$3,327	40	4.87%
Consolidated obligations
Bonds (c)	37,071	483	5.21%	44,683	547	4.85%
Discount notes (c)	8,059	104	5.18%	4,649	58	4.88%
Mandatorily redeemable capital stock and other borrowings	100	2	5.27%	250	6	9.31%

Total interest-bearing liabilities	48,084	626	5.21%	52,909	651	4.87%
Other liabilities	696			996

Total liabilities	48,780	626	5.13%	53,905	651	4.78%

Total capital	2,167			2,452

Total liabilities and capital	$50,947		4.91%	$56,357		4.57%

Net interest income		$53			$52

Net interest margin			0.42%			0.36%
Net interest spread			0.16%			0.09%

Impact of non-interest bearing funds			0.26%			0.27%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $27,000 and $250,000 for the three months ended June 30, 2007 and 2006, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was ($5,000) and $21,000 for the three months ended June 30, 2007 and 2006, respectively. For these same periods, net interest expense on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was $81,000 and $271,000, respectively. Net interest expense on derivatives related to advances that did not qualify for hedge accounting was $16,000 for the three months ended June 30, 2006. The Bank did not have any hedged advances that did not qualify for hedge accounting during the three months ended June 30, 2007. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2007 and 2006.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Six Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$162	$5	5.87%	$424	$10	4.77%
Federal funds sold	5,823	153	5.30%	3,494	81	4.65%
Investments
Trading (b)	15	1	7.24%	39	1	7.13%
Available-for-sale (c)	610	15	5.04%	931	22	4.62%
Held-to-maturity	7,363	213	5.80%	7,832	207	5.26%
Advances (c)(d)	38,388	1,010	5.26%	44,401	1,044	4.68%
Mortgage loans held for portfolio	432	12	5.57%	517	14	5.57%

Total earning assets	52,793	1,409	5.34%	57,638	1,379	4.76%
Cash and due from banks	87			73
Other assets	340			251

Total assets	$53,220	1,409	5.30%	$57,962	1,379	4.73%

Liabilities and Capital
Interest-bearing deposits	$2,724	70	5.18%	$3,416	79	4.64%
Consolidated obligations
Bonds (c)	38,707	1,003	5.18%	45,184	1,058	4.66%
Discount notes (c)	8,662	223	5.16%	5,683	129	4.54%
Mandatorily redeemable capital stock and other borrowings	124	3	5.25%	263	9	6.70%

Total interest-bearing liabilities	50,217	1,299	5.18%	54,546	1,275	4.65%
Other liabilities	728			961

Total liabilities	50,945	1,299	5.10%	55,507	1,275	4.57%

Total capital	2,275			2,455

Total liabilities and capital	$53,220		4.89%	$57,962		4.38%

Net interest income		$110			$104

Net interest margin			0.41%			0.35%
Net interest spread			0.16%			0.11%

Impact of non-interest bearing funds			0.25%			0.24%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $134,000 and $678,000 for the six months ended June 30, 2007 and 2006, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $30,000 and $31,000 for the six months ended June 30, 2007 and 2006, respectively. For these same periods, net interest expense on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was $179,000 and $263,000, respectively. Net interest expense on derivatives related to advances that did not qualify for hedge accounting was $37,000 for the six months ended June 30, 2006. The Bank did not have any hedged advances that did not qualify for hedge accounting during the six months ended June 30, 2007. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2007 and 2006. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Six Months Ended
	June 30, 2007 vs. 2006			June 30, 2007 vs. 2006
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(5)	$1	$(4)	$(7)	$2	$(5)
Federal funds sold	43	2	45	60	12	72
Investments
Trading	—	—	—	(1)	1	—
Available-for-sale	(4)	—	(4)	(9)	2	(7)
Held-to-maturity	(4)	6	2	(13)	19	6
Advances	(100)	38	(62)	(150)	116	(34)
Mortgage loans held for portfolio	(1)	—	(1)	(2)	—	(2)

Total interest income	(71)	47	(24)	(122)	152	30

Interest expense:
Interest-bearing deposits	(5)	2	(3)	(17)	8	(9)
Consolidated obligations
Bonds	(97)	33	(64)	(162)	107	(55)
Discount notes	44	2	46	75	19	94
Mandatorily redeemable capital stock and other borrowings	(2)	(2)	(4)	(4)	(2)	(6)

Total interest expense	(60)	35	(25)	(108)	132	24

Changes in net interest income	$(11)	$12	$1	$(14)	$20	$6

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2007 and 2006.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net gains (losses) on trading securities	$8	$(395)	$(11)	$(1,052)
Gains (losses) on economic hedge derivatives related to trading securities	(39)	409	(15)	1,100

Hedge ineffectiveness on trading securities	(31)	14	(26)	48

Net interest expense associated with economic hedge derivatives related to trading securities	(27)	(250)	(134)	(678)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	(5)	21	30	31
Net interest expense associated with economic hedge derivatives related to consolidated obligations	(81)	(271)	(179)	(263)
Net interest income (expense) associated with stand-alone economic hedge derivatives (basis swaps)	—	(206)	—	264
Net interest expense associated with economic hedge derivatives related to advances	—	(16)	—	(37)

Total net interest expense associated with economic hedge derivatives	(113)	(722)	(283)	(683)

Gains (losses) related to stand-alone economic hedge derivatives (caps)	2,191	(107)	794	42
Gains (losses) related to other stand-alone derivatives (basis swaps)	—	479	—	(309)
Losses related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	(544)	(618)	(590)	(1,472)

Total fair value gains (losses) related to economic hedge derivatives	1,647	(246)	204	(1,739)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness Net gains on advances and associated hedges	161	262	167	74
Net losses on debt and associated hedges	(4,229)	(1,034)	(1,513)	(2,955)
Net gains on AFS(1) securities and associated hedges	355	297	1,347	145

Total SFAS 133 fair value hedge ineffectiveness	(3,713)	(475)	1	(2,736)

Gains on early extinguishment of debt	34	267	131	1,123
Service fees	957	876	1,790	1,684
Other, net	1,136	795	2,275	1,626

Total other	2,127	1,938	4,196	4,433

Total other income (loss)	$(83)	$509	$4,092	$(677)

(1)	Available-for-sale

(2)	Consolidated obligations
Before their termination in April 2007, the Bank used interest rate swaps to hedge the risk of changes in the fair value of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain (loss) of ($31,000) and $14,000 for the three months ended June 30, 2007 and 2006, respectively, and a net gain (loss) of ($26,000) and $48,000 for the six months ended June 30, 2007 and 2006, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.

Net interest expense associated with economic hedge derivatives related to trading securities fluctuated as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps were structured so that their notional balances mirrored the balance of the related trading securities and their pay leg coupons mirrored the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $223,000 in the three-month period ended June 30, 2007, as compared to the three months ended June 30, 2006, and by $544,000 in the six-month period ended June 30, 2007, as compared to the six months ended June 30, 2006. In April 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. Net proceeds from the sale of the securities totaled $16,930,000. The Bank paid $4,270,000 to terminate the corresponding derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank has entered into 16 interest rate cap agreements having a total notional amount of $7.0 billion. The premiums paid for these caps totaled $34.6 million, of which $4.1 million (for a cap having a notional amount of $1.0 billion) was paid during the three months ended March 31, 2006, $5.5 million (for three caps having a total notional amount of $1.5 billion) was paid during the three months ended June 30, 2006 and $1.1 million (for a cap having a total notional amount of $1.75 billion) was paid during the three months ended June 30, 2007. The Bank did not purchase any stand-alone interest rate caps during the three months ended March 31, 2007. At June 30, 2007, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $5.3 million. The recorded fair value changes in the Bank’s stand-alone caps were gains of $2.191 million and $0.794 million for the three and six months ended June 30, 2007, respectively, compared to gains (losses) of ($0.107 million) and $0.042 million for the corresponding periods in 2006. During the three and six months ended June 30, 2007, the gains relating to the Bank’s interest rate caps were attributable primarily to increases in interest rates and volatility. The losses during the three months ended June 30, 2006 were due primarily to lower interest rate volatility and the passage of time, while the gains during the six months ended June 30, 2006 were attributable primarily to increases in interest rates.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In November 2005 and February 2006, the Bank entered into interest rate basis swaps with aggregate notional amounts of $2.05 billion and $3.0 billion, respectively. Agreements with aggregate notional balances of $1.7 billion and $3.35 billion expired in June 2006 and August 2006, respectively. During the three and six months ended June 30, 2006, the Bank recorded gains (losses) of $479,000 and ($309,000), respectively, due to fair value changes in its interest rate basis swaps. The Bank was not a party to any interest rate basis swaps during the three and six months ended June 30, 2007.
During the first six months of 2007 and 2006, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended June 30, 2007 and 2006, the Bank repurchased $3 million and $52 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $34,000 and $267,000 for the three months ended June 30, 2007 and 2006, respectively. The Bank repurchased $27 million and $255 million, respectively, of its consolidated obligations during the six months ended June 30, 2007 and 2006, and the gains on these debt extinguishments totaled $131,000 and $1,123,000, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and a majority of its consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the difference between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) was a net loss of $3.7 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and a net gain (loss) of $1,000 and ($2.7 million) for the six months ended June 30, 2007 and 2006, respectively. To the extent these hedging relationships do not qualify for

SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended June 30, 2007 and 2006, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligations that were not in SFAS 133 hedging relationships was ($0.5 million) and ($0.6 million), respectively. The change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligations that were not in SFAS 133 hedging relationships totaled ($0.6 million) and ($1.5 million) for the six months ended June 30, 2007 and 2006, respectively.
In the table above, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. Letter of credit fees totaled $1,020,000 and $658,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, letter of credit fees totaled $2,033,000 and $1,335,000, respectively. At June 30, 2007, outstanding letters of credit totaled $3.5 billion.
Other Expenses
Total other expenses, which include the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $13.6 million and $26.7 million for the three and six months ended June 30, 2007, respectively, compared to $13.6 million and $26.5 million for the three and six months ended June 30, 2006, respectively.
Compensation and benefits were $7.7 million and $15.2 million for the three and six months ended June 30, 2007, compared to $6.4 million and $12.5 million for the corresponding periods in 2006. The increases of $1.3 million and $2.7 million, respectively, were due in part to increases in the Bank’s average headcount, from 157 and 152 employees during the three and six months ended June 30, 2006, respectively, to 175 and 174 employees during the corresponding periods in 2007. The increase in headcount was due in large part to increased regulatory compliance. At June 30, 2007, the Bank employed 175 people, a net increase of 7 people from December 31, 2006 and a net increase of 16 people from June 30, 2006. The balance of the increases in compensation and benefits was due primarily to merit and cost-of-living adjustments.
Other operating expenses for the three and six months ended June 30, 2007 were $5.3 million and $9.8 million, respectively, compared to $6.4 million and $12.2 million for the corresponding periods in 2006. The decreases of $1.1 million and $2.4 million, respectively, were attributable in large part to two factors. First, the Bank incurred higher professional fees in 2006 related to an internal project designed to enhance the documentation of management decision-making processes. The costs associated with this project totaled $1.9 million for the six months ended June 30, 2006, of which approximately $0.9 million was incurred during the second quarter of 2006. Second, the Bank disbursed approximately $0.5 million in grants during the six months ended June 30, 2006 to support members’ efforts to fund redevelopment in areas impacted by Hurricanes Katrina and Rita. The vast majority of these grants were disbursed during the first quarter of 2006. These disbursements represented all of the remaining funds that were made available through a special $5.0 million Disaster Relief Grant Program that was established in late September 2005. Similar costs were not incurred during the first six months of 2007.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $687,000 and $1,691,000 for the three and six months ended June 30, 2007, respectively, compared to $869,000 and $1,777,000 for the three and six months ended June 30, 2006, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended June 30, 2007 and 2006, the Bank’s AHP assessments totaled $3.3 million and $3.7 million, respectively. The Bank’s AHP assessments totaled $7.4 million and $7.1 million for the six months ended June 30, 2007 and 2006, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended June 30, 2007 and 2006, the Bank charged $7.2 million and $7.0 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $15.9 million and $13.9 million for the six months ended June 30, 2007 and 2006, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2006 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2007.
Regulatory Developments
On April 12, 2007, the Finance Board issued Advisory Bulletin 2007-AB-01: “Nontraditional and Subprime Residential Mortgage Loans” (“AB 2007-01”), that requires FHLBanks to adopt and implement policies and risk management practices that establish appropriate limits for, and appropriate mitigation of, credit risk arising from nontraditional and subprime residential mortgage loans. During the quarter ended June 30, 2007, the Bank completed a review of its exposures arising from nontraditional and subprime residential mortgage loans in three areas: (i) its MPF portfolio, (ii) loans underlying residential MBS owned by the Bank, and (iii) residential mortgage loans securing advances to members and non-member borrowers. As a result of its review, the Bank determined that subprime and nontraditional loans do not pose an appreciable risk to its MPF portfolio or residential MBS portfolio. Further, with respect to residential mortgage loans securing advances to members and non-member borrowers, the Bank does not believe that any such collateral with nontraditional or subprime characteristics poses a material credit risk to the Bank. In order to comply with AB 2007-01, however, the Bank amended its credit policies by (i) providing for increased monitoring of the extent to which members originate and hold such loans, (ii) establishing procedures for a comprehensive review of members’ lending policies and practices with respect to nontraditional and subprime loans for those that hold such loans in amounts in excess of pre-established thresholds and (iii) obtaining certifications from members regarding their compliance with the regulatory requirements of their primary federal banking regulators.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investment alternatives relative to the Bank’s funding costs vary. Overnight federal funds typically comprise the majority of the portfolio. At June 30, 2007, the Bank’s short-term investments, which were comprised of both overnight federal funds and 30-day commercial paper, totaled $7.2 billion.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. The FHLBanks issue debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to this market on a continual basis during the business day to acquire funds to meet its needs. On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed rate, fixed term, non-callable debt, and may be in the form of discount notes or bonds.
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three and six months ended June 30, 2007, the Bank assumed consolidated obligation bonds from the FHLBank of New York with par amounts of $40 million and $323 million, respectively. There were no such transfers during the six months ended June 30, 2006.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments).
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2007, the Bank’s estimated operational liquidity requirement was $5.3 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $7.9 billion.
The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2007, the Bank’s estimated contingent liquidity requirement was $7.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $6.8 billion.
When measuring its liquidity for these purposes, the Bank includes only contractual cash flows and the amount of funds it estimates would be available in the event the Bank were to use securities held in its long-term investment portfolio as collateral for repurchase agreements. While it believes purchased federal funds might be available as a source of funds, it does not include this potential source of funds in its calculations of available liquidity.
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent in the future. If, however, the Bank was unable to issue consolidated obligations for an extended period of time, the Bank would eventually exhaust the availability of purchased federal funds and repurchase agreements as sources of funds, and the Bank would be able to finance its operations only to the extent that the cash inflows from its interest-earning assets and proceeds from maturing assets exceeded the balance of principal and interest that came due on its debt obligations and the funds needed to pay its operating expenses. Once these sources of funds had been exhausted, and if access to the market for consolidated obligations was not again available, the Bank’s ability to conduct its operations would be compromised. It is also possible that an event (such as a natural disaster) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements. If this were the case, the Bank’s ability to conduct its operations would be compromised even earlier than if these funding sources were available.
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2006 is provided in the Bank’s 2006 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2007.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Board’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2006 10-K. At June 30, 2007, the Bank’s credit risk, market risk and operations risk capital requirements were $129 million, $245 million and $112 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at June 30, 2007 or December 31, 2006. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2007, the Bank was in compliance with these requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of June 30, 2007 and December 31, 2006.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Risk-based capital	$486	$2,216	$446	$2,598

Total capital	$2,080	$2,216	$2,226	$2,598
Total capital-to-assets ratio	4.00%	4.26%	4.00%	4.67%

Leverage capital	$2,600	$3,324	$2,783	$3,898
Leverage capital-to-assets ratio	5.00%	6.39%	5.00%	7.00%
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Board’s capital rules. At all times during the six months ended June 30, 2007, the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s target operating capital ratio.
Recently Issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see “Item 1. Financial Statements” (specifically, Note 2 on page 5 of this report).
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
The Bank has investments in MBS and MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making these mortgage-based assets sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages. A decline in interest rates generally results in accelerated prepayment activity, shortening the effective maturity of the assets. Conversely, rising rates generally slow prepayment activity and lengthen an asset’s effective maturity.
The Bank manages the potential prepayment risk embedded in mortgage assets by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, by purchasing floating rate securities, and by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2006 through June 2007. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points		Down 200 Basis Points		Up 100 Basis Points		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case
December 2006	2.575	2.471	-4.05%	2.567	-0.34%	2.540	-1.37%	2.580	0.17%

January 2007	2.450	2.352	-4.00%	2.429	-0.86%	2.421	-1.20%	2.447	-0.12%
February 2007	2.447	2.340	-4.35%	2.440	-0.25%	2.411	-1.47%	2.452	0.23%
March 2007	2.360	2.235	-5.28%	2.366	0.28%	2.315	-1.91%	2.372	0.54%

April 2007	2.057	1.939	-5.74%	2.062	0.24%	2.015	-2.04%	2.068	0.53%
May 2007	2.123	2.035	-4.15%	2.115	-0.38%	2.091	-1.51%	2.127	0.19%
June 2007	2.115	2.017	-4.63%	2.121	0.28%	2.076	-1.84%	2.130	0.71%

In the up and down 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2006 through June 2007.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2006	0.38	(0.37)	0.02	0.74	2.05	3.47	(0.23)	(0.47)

January 2007	0.35	(0.35)	—	0.46	2.02	3.72	(0.49)	(0.64)
February 2007	0.38	(0.36)	0.02	0.80	2.21	3.78	(0.19)	(0.41)
March 2007	0.38	(0.35)	0.03	1.16	2.70	4.26	0.08	(0.23)

April 2007	0.42	(0.38)	0.04	1.22	2.93	4.83	0.05	(0.20)
May 2007	0.38	(0.36)	0.02	0.87	2.11	3.25	(0.28)	(0.49)
June 2007	0.38	(0.34)	0.04	1.33	2.36	3.33	0.11	(0.51)

In the up and down 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds based on credit ratings, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of determining credit exposure. The collateral exchange agreements require the delivery of collateral generally consisting of cash or very liquid, highly rated securities if maximum credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, assuming that the counterparty defaults and the related collateral, if any, is of no value to the Bank. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2007 and December 31, 2006.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Cash
Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
June 30, 2007
Aaa	5	$18,553.3	$6.2	$—	$6.2	$—
Aa(4)	11	22,903.7	47.2	38.0	11.4	—
A	2	5,447.0	—	—	—	—

Total	18	$46,904.0	$53.4	$38.0	$17.6	$—

December 31, 2006
Aa(4)	16	$45,670.8	$95.2	$53.3	$44.3	$—
A	2	5,987.3	—	—	—	—

Total	18	$51,658.1	$95.2	$53.3	$44.3	$—

(1)	Credit ratings provided by Moody’s.

(2)	Includes amounts that had not settled as of June 30, 2007 and December 31, 2006.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on June 30, 2007 and December 31, 2006 credit exposures. Collateral valued at $17.5 million and $44.0 million was delivered under these agreements in early July 2007 and early January 2007, respectively.

(4)	The figures for Aa-rated counterparties as of June 30, 2007 and December 31, 2006 include transactions with one counterparty that became affiliated with a member institution in 2005. This member’s Ninth District Charter was terminated on October 1, 2006 and as of June 30, 2007 the counterparty is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.9 billion and $2.2 billion as of June 30, 2007 and December 31, 2006, respectively, and did not represent a credit exposure to the Bank at either of those dates. In addition, the figures for Aa-rated counterparties as of June 30, 2007 and December 31, 2006 include transactions with a counterparty that became affiliated with a member institution in 2006. Transactions with this counterparty as of June 30, 2007 and December 31, 2006 had an aggregate notional principal of $0.3 billion and $0.4 billion, respectively. The transactions did not represent a credit exposure to the Bank as of June 30, 2007 or December 31, 2006.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Dallas

August 10, 2007	By /s/ Tom Lewis

Date	Tom Lewis
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