Form 10-Q/A
period 2007-09-30
Federal Home Loan Bank of Dallas
filed 2007-11-20
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

EXPLANATORY NOTE
This Form 10-Q/A is being filed to include disclosure under Item 5 of Part II, which is the only change being made to the Form 10-Q that was filed on November 13, 2007.
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
In a notice to the Federal Home Loan Bank of Dallas (the “Bank”) dated August 22, 2007, Robert Wertheim, an elected director of the Bank, declined a nomination to be considered for a three-year term commencing on January 1, 2008 and ending on December 31, 2010. In such notice, Mr. Wertheim did not express any disagreement on any matter relating to the Bank’s operations, policies or practices. Mr. Wertheim has served as an elected director representing the State of New Mexico since January 2002. His term as a director of the Bank will expire on December 31, 2007.
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

Federal Home Loan Bank of Dallas
November 20, 2007	By /s/ Tom Lewis
Date	Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.