Form 10-K
period 2007-12-31
Federal Home Loan Bank of Dallas
filed 2008-03-28
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Registrant’s telephone number, including area code: (214) 441-8500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class B Capital Stock, $100 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 29, 2008, the registrant had 25,044,481 shares of its capital stock outstanding. As of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.019 billion.
Documents Incorporated by Reference:     None.

FEDERAL HOME LOAN BANK OF DALLAS

PART I
ITEM 1. BUSINESS
Background
The Federal Home Loan Bank of Dallas (the “Bank”) is one of 12 Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System,” or the “System”) that were created by the Federal Home Loan Bank Act of 1932 (the “FHLB Act”). Each of the 12 FHLBanks is a member-owned cooperative that operates as a separate federally chartered corporation with its own management, employees and board of directors. Each FHLBank helps finance housing, community lending, and community development needs in the specified states in its respective district. Federally insured commercial banks, savings banks, savings and loan associations, and credit unions, as well as insurance companies, are all eligible for membership in the FHLBank of the district in which the institution’s principal place of business is located. State and local housing authorities that meet certain statutory and regulatory criteria may also borrow from the FHLBanks.
The public purpose of the Bank is to promote housing, jobs and general prosperity through products and services that assist its members in providing affordable credit in their communities. The Bank’s primary business is to serve as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing debt in the capital markets and lending the proceeds to member institutions (in the form of loans known as advances) at rates that are slightly higher than the cost of the debt. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank endeavors to manage its assets and liabilities in such a way that its net interest spread is consistent across a wide range of interest rate environments. The intermediation of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. These agreements, commonly referred to as derivatives or derivative instruments, are discussed below in the section entitled “Use of Interest Rate Exchange Agreements.”
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and all 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Each FHLBank loans the funds it raises in the capital markets to its members or uses them for other business purposes. Although consolidated obligations are not obligations of or guaranteed by the United States Government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus are able to borrow at the favorable rates generally available to GSEs. The FHLBanks’ consolidated debt obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Individually, the Bank has received a deposit rating of Aaa/P-1 from Moody’s and a long-term counterparty credit rating of AAA/A-1+ from S&P. Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Board adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access reports and other information through the Bank’s website, click on “About FHLB Dallas,” then “Financial Reports” and then “SEC Filings.”
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which includes Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2007, 2006 and 2005.
MEMBERSHIP SUMMARY

	December 31,
	2007	2006	2005
Commercial banks	736	746	739
Thrifts	86	90	91
Credit unions	48	44	42
Insurance companies	16	15	15

Total members	886	895	887

Housing associates	8	8	8
Non-member borrowers	15	13	12

Total	909	916	907

Community Financial Institutions	742	760	761

As of December 31, 2007, 2006 and 2005, approximately 64.9 percent, 63.1 percent and 66.5 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances held by those former members. Non-member borrowers are required to hold capital stock to support outstanding advances until the later of the time when those advances have been repaid or the applicable stock redemption period has expired, at which time the non-member borrower’s affiliation with the Bank is terminated. During the period that the advances remain outstanding, non-member borrowers may not request new advances, nor are they permitted to extend or renew the assumed advances.
Approximately 85 percent of the Bank’s members are Community Financial Institutions (“CFIs”), which are defined by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) to include all FDIC-insured institutions with average total assets over the three prior years equal to or less than $500 million, as adjusted annually for inflation since 1999. For 2008, CFIs are FDIC-insured institutions with average total assets as of December 31, 2007, 2006, and 2005 equal to or less than $625 million. In 2007, 2006 and 2005, the average total asset ceiling for CFI designation was $599 million, $587 million and $567 million, respectively. The GLB Act expanded the eligibility for membership of CFIs in the FHLBanks and authorized the FHLBanks to accept expanded types of assets as collateral for advances to CFIs.
The Bank’s membership currently includes the majority of institutions in its district that are eligible to become members. Eligible non-members are primarily smaller institutions that have thus far elected not to join the Bank. For this reason, the Bank does not currently anticipate that a substantial number of additional institutions will become members. In February 2008, Comerica Bank, which recently relocated its charter to the Ninth District, became a member of the Bank. As of February 29, 2008, Comerica Bank had outstanding advances of $2.0 billion and was the Bank’s fourth largest borrower at that date.
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
Interest Income
The Bank’s interest income is derived from advances, investment activities and, to a far lesser extent, mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2007, 2006 and 2005, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2007	2006	2005
Advances (including prepayment fees)	73.2%	75.6%	71.7%
Investment activities	25.7	22.8	26.1
Mortgage loans held for portfolio	0.8	1.0	1.5
Other	0.3	0.6	0.7

Total	100.0%	100.0%	100.0%

Total interest income (in thousands)	$2,886,482	$2,889,202	$2,292,736

With the exception of interest earned on advances to Capital One, National Association and Washington Mutual Bank, non-member borrowers, substantially all of the Bank’s interest income from advances is derived from financial institutions domiciled in the Bank’s five-state district. Advances to Capital One, National Association and Washington Mutual Bank (and the related interest income) are described below in the “Products and Services” section.

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
Floating rate advances. The Bank’s standard advances offerings include term floating rate advances with maturities between one and five years. Borrowers may also request floating rate advances with maturities up to 10 years. Floating rate advances are typically indexed to either one-month LIBOR or three-month LIBOR, and are priced at a constant spread to the relevant index. In addition to longer term floating rate advances, the Bank offers short term floating rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Floating rate advances may also include embedded features such as caps, floors, provisions for the conversion of the advances to a fixed rate, or non-LIBOR indices.
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
The Bank prices its credit products with the objective of providing benefits of membership that are greatest for those members that use the Bank’s products most actively, while maintaining sufficient profitability to pay dividends at a rate that makes members financially indifferent to holding the Bank’s capital stock and which will allow the Bank to increase its retained earnings over time. That set of objectives results in relatively small mark-ups over the Bank’s cost of funds for its advances and dividends on capital stock at rates that are at or slightly above the periodic average effective federal funds rate. In keeping with its cooperative philosophy, the Bank provides equal pricing for advances to all members regardless of asset or transaction size, charter type, or geographic location.
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure members’ advances and other extensions of credit. The Bank has not suffered any credit losses on advances in its 75-year history. In accordance with the Bank’s capital plan, members must purchase capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.

In order to comply with the requirement to fully secure advances and other extensions of credit to its members, the Bank and its members execute a written security agreement that establishes the Bank’s security interest in a variety of its members’ assets. The Bank, pursuant to the FHLB Act and the regulations issued by the Finance Board, originates, renews, or extends advances to its members only if it has obtained and is maintaining a security interest in eligible collateral at the time such advance is made, renewed, or extended. Eligible collateral includes whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property.
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. At December 31, 2007, 2006 and 2005, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $1.4 billion, $1.0 billion and $1.8 billion, respectively, which represented approximately 2.7 percent, 2.2 percent and 3.6 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
The FHLB Act affords any security interest granted to the Bank by any member/borrower of the Bank, or any affiliate of any such member/borrower, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. However, the Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law or (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law).
As stated above, each member/borrower of the Bank executes a security agreement pursuant to which such member/borrower grants a security interest in favor of the Bank in certain assets of such member/borrower. The assets in which a member grants a security interest fall into one of two general structures. In the first structure, the member grants a security interest in all of its assets that are included in one of the eligible collateral categories, as described above, which the Bank refers to as a “blanket lien.” If a member has an investment grade credit rating from an NRSRO, the member may request that its blanket lien be modified, such that the member grants in favor of the Bank a security interest limited to certain of the eligible collateral categories (i.e., whole first residential mortgages, securities, term deposits in the Bank and other real estate-related collateral). In the second structure, the member grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies such members as being on “specific collateral only status.”
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
The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies grant a security interest in, and are only permitted to borrow against, the eligible collateral that is delivered to the Bank. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise agree on an arrangement to assure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.
As of December 31, 2007, 731 of the Bank’s borrowers/potential borrowers with a total of $26.3 billion in outstanding advances were on blanket lien status, 22 borrowers/potential borrowers with $18.8 billion in outstanding advances were on specific collateral only status and 156 borrowers/potential borrowers with $1.0 billion in outstanding advances were on custody status.
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
On a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by members on blanket lien status. This information is accessed by the Bank from appropriate regulatory filings. On a monthly basis or as otherwise requested by the Bank, members on custody status and members on specific collateral only status must update information relating to collateral pledged to the Bank. In accordance with written procedures similar to those established by the Auditing Standards Board of the American Institute of Certified Public Accountants, Bank personnel regularly verify the existence of collateral securing advances to members on blanket lien status and members on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members that have had no outstanding obligations to the Bank secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the member’s advances and other extensions of credit.
Finance Board regulations require the Bank to establish a formula for and to charge a prepayment fee on an advance that is repaid prior to maturity in an amount sufficient to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its scheduled maturity date. These fees are generally calculated as the present value of the difference (if positive) between the interest rate on the prepaid advance and the current rate on a permissible investment for the remaining term to maturity of the repaid advance. During the years ended December 31, 2007, 2006 and 2005, the Bank collected net prepayment fees of $2.3 million, $2.2 million and $2.7 million, respectively.
As of December 31, 2007, the Bank’s outstanding advances (at par value) totaled $46.1 billion. As of that date, advances outstanding to the Bank’s ten largest borrowers represented 65.3 percent of the Bank’s total outstanding advances. Advances to the Bank’s three largest borrowers represented 54.4 percent of the Bank’s total outstanding advances. Individually, advances to the Bank’s three largest borrowers represented 37.4 percent (Wachovia Bank, FSB), 12.4 percent (Guaranty Bank) and 4.6 percent (Franklin Bank, SSB) of the total advances outstanding as of December 31, 2007.
As of December 31, 2007, the Bank’s fifth largest borrower was Capital One, National Association, a Virginia-domiciled institution with approximately $841 million of advances outstanding. In November, 2005, Capital One Financial Corp. (domiciled in the Fourth District of the FHLBank system) acquired Hibernia National Bank (now known as Capital One, National Association). Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System and is no longer eligible for membership in the Bank. Capital One, National Association’s remaining advances are scheduled to mature as follows: $201 million in 2008, $602 million in 2009, and the remaining $38 million during the period from 2010 through 2034. During the years ended December 31, 2007, 2006 and 2005, Capital One, National Association accounted for 3.2 percent, 3.2 percent and 3.4 percent, respectively, of the Bank’s total interest income from advances.
As of December 31, 2007, the Bank’s fifteenth largest borrower was Washington Mutual Bank, a California-based institution with approximately $368 million of advances outstanding. On February 13, 2001, Washington Mutual Bank acquired Bank United, then the Bank’s largest shareholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances, which at the time totaled $7.6 billion, and in so doing became a non-member borrower. In 2006 and 2007, $4.0 billion and $3.1 billion, respectively, of these advances matured and were repaid. Washington Mutual’s remaining advances mature in the third quarter of 2008. During the years ended December 31, 2007, 2006 and 2005, Washington Mutual Bank accounted for 4.0 percent, 11.1 percent and 14.9 percent, respectively, of the Bank’s total interest income from advances.
For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program as authorized by Finance Board regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances, and may be made at the Bank’s cost of funds or, in certain circumstances for specified purposes, below its cost of funds. The Bank currently prices CICA advances at interest rates that are approximately 15 basis points lower than rates on comparable advances made outside the program. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program (“AHP”), through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2007, advances outstanding under the CICA program totaled approximately $685 million, representing approximately 1.5 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit must be fully collateralized as though they were funded advances. During the years ended December 31, 2007, 2006 and 2005, letter of credit fees earned by the Bank totaled approximately $4.1 million, $2.8 million and $2.0 million, respectively.
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
As of December 31, 2007, MPF loans held for portfolio (net of allowance for credit losses) were $381 million, representing approximately 0.6 percent of the Bank’s total assets. As of both December 31, 2006 and 2005, MPF loans held for portfolio (net of allowance for credit losses) represented approximately 0.8 percent of the Bank’s total assets. Because the Bank does not expect to exercise its option to purchase interests in MPF loans in the future, the Bank currently anticipates that (in the absence of a merger with the FHLBank of Chicago, as discussed below in the section entitled “Merger Discussions”) its balance of retained MPF loans will continue to decline over time. For more information regarding the Bank’s MPF loans, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Correspondent Banking Services. The Bank provides its members with a variety of correspondent banking services. These services include overnight and term deposit accounts, wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services. In the aggregate, correspondent banking services generated fee income for the Bank of $3.7 million, $3.4 million and $2.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.
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
AssetConnection®. The Bank has an electronic communications system, known as AssetConnection®, that was developed to facilitate the transfer of financial and other assets among member institutions. “AssetConnection” is a registered trademark of the Bank. Types of assets that may be transferred include mortgage and other secured loans or loan participations. The purpose of this system is to enhance the liquidity of mortgage loans and other assets by providing a mechanism to balance the needs of those member institutions with excess loan capacity and those with more asset demand than capacity.
AssetConnection is a listing service that allows member institutions to list assets available for sale or interests in assets to purchase. In this form, the Bank does not take a position in any of the assets listed, nor does the Bank offer any form of endorsement or guarantee related to the assets being listed. All transactions must be negotiated and consummated between principals. To date, a limited number of assets have been listed for sale through AssetConnection and several members have accessed the system in search of assets to purchase. If members ultimately find the services available through AssetConnection to be of value to their institutions, it could provide an additional source of fee income for the Bank.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs. To ensure the availability of funds to meet members’ credit needs and its other general liquidity requirements, the Bank maintains a portfolio of short-term, unsecured investments issued by highly rated institutions, including overnight federal funds and short-term commercial paper. At December 31, 2007, the Bank’s short-term investments were comprised of overnight federal funds sold to domestic counterparties (including a loan to another FHLBank) and short-term commercial paper of $7.5 billion and $1.0 billion, respectively.
To enhance interest income, the Bank maintains a long-term investment portfolio, which includes securities issued by United States Government agencies or government-sponsored agencies (e.g., Fannie Mae and Freddie Mac), mortgage-backed securities (“MBS”) issued by government-sponsored agencies, and non-agency residential and commercial MBS that carry the highest ratings from Moody’s or S&P. The interest rate and prepayment risk inherent in the MBS is managed though a variety of debt and interest rate derivative instruments. As of December 31, 2007, the Bank’s long-term investment portfolio was comprised of approximately $7.7 billion of MBS and $0.2 billion of United States Government and government-sponsored agency securities. As further described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank sold $0.017 billion of MBS during the year ended December 31, 2007 and $4.1 billion (par value) of government-sponsored agency securities during the year ended December 31, 2005. No long-term investments were sold during the year ended December 31, 2006.
The Bank’s non-agency residential MBS (“RMBS”) are collateralized by whole mortgage loans that generally do not conform to government agency pooling requirements and its non-agency commercial MBS (“CMBS”) are collateralized by loans secured by commercial real estate. The Bank’s non-agency MBS investments are self-insured by a senior/subordinate structure in which the subordinate classes of securities provide credit support for the most senior class of securities, an interest in which is owned by the Bank. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the most senior class of securities would experience any credit losses. The credit support provided by the subordinate securities is typically expressed as a percentage equal to the quotient of the sum of the proportionate principal amount of securities that are subordinate to all triple-A securities plus the principal amount of any triple-A securities that are subordinate solely to the Bank’s security, divided by the principal amount of the Bank’s security. As of December 31, 2007, the credit support for the Bank’s non-agency securities ranged from 25 percent to 62 percent (in the case of the CMBS) and from 5 percent to 65 percent (in the case of the RMBS).
The Bank further reduces the credit risk of its non-agency MBS by purchasing securities with other risk-reducing attributes. For instance, the Bank purchases RMBS backed by loan pools that feature a high percentage of relatively small and geographically dispersed loans, a high percentage of owner-occupied properties, and low loan-to-value ratios. When purchasing CMBS, the Bank has generally acquired securities backed by relatively small and geographically diverse loans, diverse loan types and high debt service coverage ratios. At December 31, 2007 (and as of March 21, 2008), all of the Bank’s holdings of privately issued mortgage-backed securities retained the highest investment grade rating.
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
The Bank attempts to maintain its investments in MBS close to the regulatory limit of 300 percent of total capital. While the Finance Board sets limits on the risks that may be taken with MBS investments, the Bank has generally adopted a more conservative approach. In certain cases, the Bank uses interest rate derivatives to manage prepayment risks and other options embedded in the MBS that it acquires.
On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes the FHLBanks to temporarily invest up to an additional 300 percent of their total capital in agency mortgage securities. For additional information regarding this expanded investment authority, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Developments.
Finance Board regulations include a variety of restrictions and limitations on the FHLBanks’ investment activities, including limits on the types, amounts, and maturities of unsecured investments in private issuers. Finance Board rules and regulations also prohibit the Bank from investing in certain types of securities, including:
•	instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;

•	whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized AMA program such as the MPF Program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of State, local, or tribal government units or agencies, having at least the second highest credit rating from an NRSRO; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;

•	non-U.S. dollar denominated securities;

•	interest-only or principal-only stripped MBS;

•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits; and

•	fixed rate MBS or floating rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than 6 years under an assumed instantaneous interest rate change of 300 basis points.
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
The Bank determines its participation in the issuance of consolidated obligations based upon, among other things, its own funding and operating requirements and the amounts, maturities, rates of interest and other terms available in the marketplace. The issuance terms for consolidated obligations are established by the Office of Finance, subject to policies established by its Board of Directors and the regulations of the Finance Board. In addition, the Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the U.S. Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price.
Consolidated bonds satisfy long-term funding needs. Typically, the maturities of these securities range from 1 to 20 years, but their maturities are not subject to any statutory or regulatory limit. Consolidated bonds can be fixed or adjustable rate and may be callable or non-callable.
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
Consolidated discount notes are a significant funding source for money market instruments and for advances with short-term maturities or repricing frequencies of less than one year. Discount notes are sold at a discount and mature at par, and are offered daily through a consolidated discount notes selling group and through other authorized underwriters.

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
Twice weekly, the Bank may also request that specific amounts of discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s capital relative to the capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the years ended December 31, 2007 and 2005, the Bank assumed consolidated obligations from other FHLBanks with par amounts of $323 million and $425 million, respectively. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2006.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. During the year ended December 31, 2007, the Bank transferred consolidated obligations with an aggregate par amount of $461 million to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2006 and 2005.
At December 31, 2007, the Bank was primary obligor on $56.9 billion of consolidated obligations (at par value), of which $32.7 billion were consolidated bonds and $24.2 billion were consolidated discount notes.
Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Board). However, if the Finance Board determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Board might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the unlikely event the Bank is holding a consolidated obligation as an investment for which the Finance Board would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation. If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
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
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $1.190 trillion, $0.952 trillion and $0.937 trillion in consolidated obligations outstanding at December 31, 2007, 2006 and 2005, respectively. The Bank was the primary obligor on $56.9 billion, $50.2 billion and $57.8 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the United States Government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the United States Government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2007, 2006 and 2005, the Bank had eligible assets free from pledge of $62.9 billion, $55.3 billion and $64.4 billion, respectively, compared to its participation in outstanding consolidated obligations of $56.9 billion, $50.2 billion and $57.8 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2007, 2006 and 2005.
Office of Finance. The Office of Finance is a joint office of the 12 FHLBanks that executes the issuance of consolidated obligations, as agent, on behalf of the FHLBanks. Established by the Finance Board, the Office of Finance also services all outstanding consolidated obligation debt, serves as a source of information for the FHLBanks on capital market developments, manages the FHLBank System’s relationship with rating agencies as it pertains to the consolidated obligations, and prepares and distributes the annual and quarterly combined financial reports for the FHLBanks.
The Office of Finance is managed by a board of directors that consists of three part-time members appointed by the Finance Board. Under current Finance Board regulations, two of these members are presidents of FHLBanks and the third is a private citizen of the United States with a demonstrated expertise in financial markets. The private citizen member of the board also serves as its Chairman. The Bank’s President and Chief Executive Officer has served as a director of the Office of Finance since April 1, 2003 and is currently serving a second three-year term that will expire on March 31, 2009.
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
In general, the Bank uses interest rate exchange agreements in two ways: either by designating them as a fair value hedge of an underlying financial instrument or by designating them as a hedge of some defined risk in the course of its balance sheet management. For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets, including advances and investments, and/or to adjust the interest rate sensitivity of advances and investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities and to reduce funding costs.
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
Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Sources of wholesale funds for its members include unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements, and deposits issued into the brokered certificate of deposits market. The availability to members of alternative funding sources, including covered bonds, could significantly influence the demand for the Bank’s advances and can vary as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. The Bank competes against these other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, and the flexibility desired by the member when structuring the liability.
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
The Bank also competes with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs. Although the available supply of funds has kept pace with the Bank’s funding needs, there can be no assurance that this will continue to be the case indefinitely.
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
The Bank’s capital stock is not publicly traded and it may be issued, repurchased, redeemed or transferred (with the prior approval of the Bank) only at its par value. In addition, the Bank’s capital stock may only be issued to and held by members of the Bank or by former members of the Bank or institutions that acquire members of the Bank and that retain stock in accordance with the Bank’s capital plan. For more information about the Bank’s capital stock, see Item 11 - Description of Registrant’s Securities to be Registered in the Bank’s Amended Registration Statement on Form 10 filed with the SEC on April 14, 2006 (the “Amended Form 10”). For more information about the Bank’s minimum capital requirements, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
During the period from January 1, 2001 through June 30, 2005, the Bank paid quarterly dividends which it believed in good faith fully complied with the requirements of the statute and regulation, based upon the Bank’s retained earnings and current net earnings for those periods. However, as discussed in its Amended Form 10, the Bank determined in August 2005 that it was necessary to restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 in order to correct certain errors with respect to the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). On a restated basis, the Bank’s retained earnings were negative at various times in 2002, 2003, 2004 and 2005 (including June 30, 2005). These negative retained earnings balances would suggest retrospectively that the requirement to pay dividends only from previously retained earnings or current net earnings was not met at all times during the subject period.
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
The Finance Board is comprised of a five-member board. Four board members are appointed by the President of the United States, with the advice and consent of the Senate, to serve seven-year terms, and the President designates one of those appointees as Chairman. The fifth member of the board is the Secretary of the Department of Housing and Urban Development, or the Secretary’s designee. The Finance Board is funded entirely by assessments from the 12 FHLBanks; no tax dollars or other appropriations support the operations of the Finance Board or the FHLBanks. The Finance Board assessments are shared by the FHLBanks on a pro rata basis based on a percentage that is derived by dividing each FHLBank’s total outstanding capital stock as of August 31 of each year (including those amounts classified as mandatorily redeemable) by the total outstanding capital stock of all FHLBanks as of that date.
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
In accordance with the FHLB Act, the Bank’s Board of Directors is comprised of a combination of directors elected by the Bank’s member institutions and directors appointed by the Finance Board. No members of the Bank’s management may serve as directors of a FHLBank. The Bank’s Board of Directors currently includes 11 elected directors and 8 appointed directors. For additional information regarding the Bank’s Board of Directors, see Item 10 – Directors, Executive Officers and Corporate Governance.
The Bank’s Board of Directors has an Audit Committee, which is currently comprised of eight directors, three of whom are appointed directors and five of whom are elected directors. The Audit Committee oversees the Bank’s financial reporting processes; reviews compliance with laws, regulations, policies and procedures; and evaluates the adequacy of administrative, operating, and internal accounting controls. All Audit Committee members are independent, as defined by the Finance Board. The elected directors serving on the committee, however, do not meet the SEC’s criteria for independence as a result of their affiliation with members of the Bank. The Bank's Board of Directors affirmatively determined that each of its appointed directors who serves on the Audit Committee is independent under the SEC's criteria for independence, with the exception of Clarence G. Simmons, III, for whom the Board of Directors did not have sufficient information to make a conclusive affirmative determination. For more information regarding director independence, see Item 13 – Certain Relationships and Related Transactions, and Director Independence. The Bank also has an internal audit department that independently assesses the effectiveness of internal controls and recommends possible improvements thereto. The Bank’s Director of Internal Audit reports directly to the Audit Committee.
An independent registered public accounting firm audits the annual financial statements of the Bank. Beginning in 2007, the independent registered public accounting firm also audits the Bank’s internal control over financial reporting as of the end of each fiscal year. The independent registered public accounting firm conducts these audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Bank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent auditor on the financial statements. The Comptroller General has authority under the FHLB Act to audit or examine the Finance Board and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLB Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of the Bank.
Over the last few years, both chambers of Congress have considered legislative proposals that would modify the structure of the regulatory oversight of the housing GSEs, including the FHLBanks. In October 2005, the House of Representatives passed the Federal Housing Finance Reform Act of 2005. In July of that same year, the Senate Banking Committee passed the Federal Housing Enterprise Regulatory Reform Act of 2005; however, no action was taken by the full Senate on the bill before the adjournment of the 109th Congress in December 2006. In 2007, the House Financial Services Committee approved a GSE regulatory reform bill (H.R. 1427) which would, among other things, establish a new regulator for the housing GSEs. On May 22, 2007, the House of Representatives passed H.R. 1427. The Senate Banking Committee has not held a hearing or passed GSE reform legislation at this time. Although it does not appear that the current legislative proposals would alter the charter of the FHLBanks, the content of any legislation that might be enacted into law cannot be predicted at this time. Since neither the timing nor outcome of the legislative debate, nor the structure for a new regulatory body that might be created, is known at this time, the effect on the Bank’s operations, if any, cannot be determined.
Employees
As of December 31, 2007, the Bank employed 176 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.

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
As part of the GLB Act of 1999, the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual net earnings before charges for REFCORP (but after expenses for AHP). The FHLBanks will have this obligation until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. As specified in the Finance Board regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. Because the FHLBanks’ recent REFCORP payments have exceeded $300 million per year, those extra payments have defeased $24 million of the $75 million benchmark payment due on October 15, 2013 and all scheduled payments thereafter. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. Cumulative amounts to be paid by the Bank to REFCORP cannot be determined at this time because the amount is dependent upon the future earnings of each FHLBank and interest rates.
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
In addition to changes in the general economic and business environment, developments that are expected to have an effect on the extent to which the Bank’s return on average capital stock (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) exceeds the federal funds rate benchmark include the future cost of the Bank’s long-term debt relative to the LIBOR index, the availability of interest rate exchange agreements at competitive prices, whether the Bank’s larger borrowers continue to be members of the Bank and whether they maintain or increase their borrowing activity, and the extent to which the Bank’s smaller and mid-sized members continue to increase their utilization of Bank advances.
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
Merger Discussions
On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two FHLBanks are engaged in discussions to determine the possible benefits and feasibility of combining their business operations. These discussions have been focused on identifying whether and how a merger could produce advantageous results and improved value for members of both organizations, while providing increased resources for affordable housing and economic development initiatives in the communities served by the two institutions. The FHLBank of Chicago has over 840 member institutions in Illinois and Wisconsin. While the discussions between the Bank and the FHLBank of Chicago are continuing, there can be no assurance that a definitive agreement will be reached between the two organizations. Any agreement that is reached would be subject to regulatory approval and conditions that would be set forth in such agreement.
ITEM 1A. RISK FACTORS
Our profitability is vulnerable to interest rate fluctuations.
We are subject to significant risks from changes in interest rates because most of our assets and liabilities are financial instruments. Our profitability depends primarily on our net interest income and changes in the fair value of interest rate derivatives and any associated hedged items. Changes in interest rates can impact our net interest income as well as the valuation of our derivatives and certain other assets and liabilities. Changes in overall market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices, can affect the interest rates received on our interest-earning assets differently than those paid on our interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, which would result in a decrease in our net interest spread, or a net decrease in earnings related to the relationship between changes in the valuation of our derivatives and any associated hedged items.
Our profitability and the market value of our equity may be adversely affected if we are not successful in managing our interest rate risk.
Like most financial institutions, our results of operations and the market value of our equity are significantly affected by our ability to manage interest rate risks. We use a number of measures to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include advances volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to continue to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
Exposure to credit risk could have a negative impact on our income and financial performance.
We are subject to credit risk from advances to and letters of credit issued or confirmed on behalf of members, from MPF loans held in portfolio, from our secured and unsecured investment portfolio and from derivative contracts. Severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy or other events that could have a negative impact on the economy and the markets as a whole could lead to member or counterparty defaults or losses on our investments and/or MPF loans held in portfolio that could have a negative impact on our income and financial performance.
An economic downturn or natural disaster, especially one affecting our region, could adversely affect our profitability or financial condition.
If prevailing regional or national economic conditions are unfavorable, our business may be adversely impacted. Economic recession over a prolonged period or other economic factors in our region could have a material adverse effect on the demand for our products and services and the value of our advances, investments and MPF loans held in portfolio. Portions of our district are also subject to risks from hurricanes, tornadoes, floods and other natural disasters. Such natural disasters may damage or dislocate our members’ facilities, may damage or destroy collateral pledged to secure advances, may adversely affect the livelihood of MPF borrowers or members’ customers or otherwise cause significant economic dislocation in the affected areas.
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
As the financial services industry has consolidated, acquisitions involving some of our larger members have resulted in membership withdrawals or business level decreases. Additional acquisitions that lead to similar results are possible. In particular, Texas is generally regarded as a large and attractive banking market, and institutions outside our District often seek to enter this market by acquiring existing banks, many of which are our members. In some cases, the acquired banks are merged into banks located outside our District. Under the FHLB Act and the Finance Board’s current rules, we can generally do business only with member institutions that have charters in our District; therefore, we could be adversely impacted if member institutions are acquired by institutions outside our District and their charters are dissolved or consolidated with the acquiring institution.

The loss of one or more large borrowers that represent a significant proportion of our business could, depending on the magnitude of the impact, cause us to lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions. The magnitude of the impact would depend, in part, on our size and profitability at the time such institution repays its advances to us.
Changes in the terms of our access to the capital markets may adversely affect our ability to continue to issue consolidated obligations on favorable terms.
We currently have the highest credit rating from Moody’s and S&P, and the consolidated obligations issued by the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. However, as of February 29, 2008, S&P had assigned long-term counterparty credit ratings of AA+/A-1+ to two FHLBanks. In addition, S&P had assigned negative outlooks to one FHLBank rated AAA/A-1+ and one FHLBank rated AA+/A-1+. Since these ratings are subject to revision or withdrawal at any time by the rating agencies, neither we nor other FHLBanks, individually or collectively, can be assured of maintaining our current credit ratings.  While the credit ratings of the FHLBanks’ consolidated obligations have not been affected by the ratings actions noted above, additional similar ratings actions or negative guidance may adversely affect our cost of funds and ability to issue consolidated obligations on favorable terms, which could negatively affect our financial condition and results of operations.
Similarly, negative news about us, the other FHLBanks, or other GSEs could create pressure on debt pricing, as investors may perceive their investments to bear increased risk. In the event of such an occurrence, we could be required to pay a higher rate of interest on consolidated obligations to make them attractive to investors.
Changes in overall credit conditions and competition for funding may adversely affect our cost of funds.
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. A decline in overall investor demand could adversely affect our ability to issue consolidated obligations on favorable terms. Investor demand is influenced by many factors including perceived changes in general economic conditions, changes in investors’ risk tolerances, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets.
We compete with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the global debt markets. Increases in the supply of competing debt products may, in the absence of increased demand, result in higher debt costs. Increased competition could adversely impact our cost of funds, which could negatively affect our financial condition and results of operations.
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
We conduct our business and fulfill our public purpose primarily by acting as an intermediary between our members and the capital markets. Certain events, such as the one that occurred on September 11, 2001 or a natural disaster, could limit or prevent us from accessing the capital markets in order to issue consolidated obligations for some period of time. An event that precludes us from accessing the capital markets may also limit our ability to enter into transactions to obtain funds from other sources. External forces are difficult to predict or prevent, but can have a significant impact on our ability to manage our financial needs.
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
There is no guarantee, however, that we will be able to redeem stock held by a member even at the end of the redemption period. If the redemption or repurchase of the stock would cause us to fail to meet our minimum capital requirements, then the redemption or repurchase is prohibited by Finance Board regulations and our capital plan. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption notice if the redemption would cause the member to fail to maintain its minimum investment requirement. Moreover, since our stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its stock to another member, there can be no assurance that a member would be allowed to sell or transfer any excess stock to another member at any point in time.
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
Our capital plan also stipulates that its provisions governing liquidation are subject to the Finance Board’s statutory authority to prescribe regulations or orders governing liquidations of a FHLBank, and that consolidations and mergers may be subject to any lawful order of the Finance Board. We cannot predict how the Finance Board might exercise its authority with respect to liquidations or reorganizations or whether any actions taken by the Finance Board in this regard would be inconsistent with the provisions of our capital plan or the rights of holders of our Class B Stock. Consequently, there can be no assurance that any liquidation, merger or consolidation involving us will be consummated on terms that do not adversely affect our members’ investment in us.
If we consummate a merger with the FHLBank of Chicago, there will be risks associated with the transaction.
We are currently engaged in discussions to determine the possible benefits and feasibility of combining our business operations with those of the FHLBank of Chicago. If a definitive agreement is reached and a merger is ultimately consummated, there will be risks associated with the transaction, including its implementation, and it is possible that the anticipated benefits of the merger would not be realized. The nature and extent of those risks can only be assessed if and when a definitive agreement has been reached and the terms of the transaction are known.
Our joint and several liability for all consolidated obligations may adversely impact our earnings, our ability to pay dividends, and our ability to redeem or repurchase capital stock.
Under the FHLB Act and Finance Board regulations, we are jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance regardless of whether we receive all or any portion of the proceeds from any particular issuance of consolidated obligations.
If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Board may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Board may determine. In addition, the Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, we could incur significant liability beyond our primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their obligations, which could negatively affect our financial condition and results of operations.
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
An increase in our AHP contribution rate could adversely affect our ability to pay dividends to our shareholders.
The FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year’s income (before charges for AHP, as adjusted for interest expense on mandatorily redeemable capital stock, but after the assessment for REFCORP) for their AHPs. If the FHLBanks’ combined income does not result in an aggregate AHP contribution of at least $100 million in a given year, we could be required to contribute more than ten percent of our income to the AHP. An increase in our AHP contribution would reduce our net income and could adversely affect our ability to pay dividends to our shareholders.
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
Not applicable.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 20, 2007, the Bank completed its director election process for directorships commencing on January 1, 2008. This process took place in accordance with the rules governing the election of Federal Home Loan Bank directors as specified in the FHLB Act, as amended, and the related regulations of the Finance Board. For a description of the Bank’s director election process, see Item 10 – Directors, Executive Officers and Corporate Governance.

For the elective directorships commencing on January 1, 2008, there were 7 nominees for one elective directorship representing the state of Texas, one nominee for one elective directorship representing the state of Mississippi, and one nominee for one elective directorship representing the state of New Mexico. With one nominee for each of the elective directorships representing the states of New Mexico and Mississippi, members were not requested to cast votes for those positions. There were no open elective directorships for the states of Arkansas or Louisiana.
One new director, Glenn Wertheim, representing the state of New Mexico, was elected to serve on the Bank’s Board of Directors. In addition, James H. Clayton and John B. Stahler were re-elected to the Bank’s Board of Directors to represent the states of Mississippi and Texas, respectively. Each of these directors was elected to serve a three-year term that will expire on December 31, 2010. The election of these directors was reported under Item 5.02 of the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the Commission on November 26, 2007.
There were 475 member institutions in Texas that were eligible to vote, of which 149 institutions cast a total of 1,131,973 votes. Member institutions may only cast votes for a nominee or abstain from voting and may not cast votes against a nominee or indicate that they are withholding votes from a nominee.
The results of the election for the state of Texas were as follows:

	Member	Number of Votes
Nominee	Institution	Received
John B. Stahler	American National Bank	527,691
President and Chief Executive Officer	Wichita Falls, TX

Kert Moore	Town North Bank, N.A.	325,974
Chief Financial Officer	Dallas, TX

Lynn Krauss	First Community Bank The Woodlands	113,636
Director	The Woodlands, TX

Michaux Nash, Jr.	Dallas National Bank	101,760
Chairman, Chief Executive Officer and	Dallas, TX
President

Larry Johnson	First Bank and Trust of Childress	37,632
President and Chief Executive Officer	Childress, TX

Doug McLean	First National Bank of Fabens	13,601
President	Fabens, TX

Tandy Hix	Fannin Bank	11,679
President and Chief Executive Officer	Bonham, TX
Information regarding the Bank’s other directors whose terms of office continued after the election process is provided in Item 10 – Directors, Executive Officers and Corporate Governance. In addition to the directors listed in Item 10, Robert Wertheim (an elected director) and Sarah S. Agee (an appointed director) continued to serve as directors of the Bank after the election process until their terms expired on December 31, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock is owned by its members or, in some cases, by non-member institutions that have acquired stock by virtue of acquiring a member institution or former members that retain capital stock to support advances or other activity that remains outstanding. All of the Bank’s shareholders are financial institutions; no individual owns any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such a transfer could occur only upon approval of the Bank and then only at par value. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 29, 2008, the Bank had 906 shareholders and 25,044,481 shares of capital stock outstanding.
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
On December 22, 2006, the Finance Board adopted a final rule requiring the FHLBanks to declare and pay dividends only out of known income. Under this rule, which became effective on January 29, 2007, the Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings, nor may it declare or pay a dividend if the par value of the Bank’s stock is impaired or is projected to become impaired after paying such dividend. In addition, the Bank may not declare or pay any dividends in the form of capital stock if excess stock held by its shareholders is greater than one percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than one percent of the Bank’s total assets.
The Bank’s dividend declaration and payment process conforms with the timing provisions of the final rule. In addition, partly because the Bank has limited members’ accumulation of excess stock by periodically repurchasing a portion of shareholders’ excess stock, aggregate excess stock held by shareholders has been less than one percent of the Bank’s total assets throughout the period since the implementation of its capital plan. Therefore, the excess stock limitations have not impacted, nor are they currently expected to impact, the Bank’s ability to pay dividends in the form of capital stock.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2007 and 2006. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2007		2006
		Annualized		Annualized
	Amount(1)	Rate(3)	Amount(2)	Rate(3)
First Quarter	$31,590	5.25%	$27,827	4.45%

Second Quarter	29,995	5.26	30,258	4.91

Third Quarter	26,796	5.25	30,258	4.91

Fourth Quarter	26,892	5.08	32,558	5.25

(1)	Amounts include (in thousands) $2,228, $1,912, $1,283 and $1,209 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(2)	Amounts include (in thousands) $3,027, $2,727, $2,726 and $2,372 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)	Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.
The Bank has a retained earnings policy that is designed to maintain retained earnings in an amount sufficient to protect the par value of members’ capital stock investments from potential economic losses and fluctuations in earnings caused by SFAS 133 accounting requirements or other factors. With certain exceptions, the Bank’s policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. Taking into consideration its current retained earnings policy target, as well as its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2008 at approximately the average effective federal funds rate for the period from October 1, 2007 through September 30, 2008. For a discussion of the Bank’s current retained earnings policy target, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Bank’s Board of Directors recently declared a dividend in the form of capital stock for the first quarter of 2008 at an annualized rate of 4.50 percent (which equates to the average effective federal funds rate for the fourth quarter of 2007). The first quarter 2008 dividend, to be applied to average capital stock held during the period from October 1, 2007 through December 31, 2007, is payable on March 31, 2008.
Pursuant to the terms of an SEC no-action letter dated September 13, 2005, the Bank is exempt from the requirements to report: (1) sales of its equity securities under Item 701 of Regulation S-K and (2) repurchases of its equity securities under Item 703 of Regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003(4)
Balance sheet (at year end)
Advances	$46,298,158	$41,168,141	$46,456,958	$47,112,017	$40,595,327
Investments (1)	16,399,681	13,428,864	17,161,270	15,808,508	16,060,275
Mortgage loans, net (10)	381,468	449,626	542,478	706,203	971,500
Total assets	63,634,675	55,650,458	64,852,010	64,612,350	58,416,909
Consolidated obligations — discount notes	24,119,433	8,225,787	11,219,806	7,085,710	11,627,075
Consolidated obligations — bonds	32,855,379	41,684,138	46,121,709	51,452,135	40,679,238
Total consolidated obligations(9)	56,974,812	49,909,925	57,341,515	58,537,845	52,306,313
Mandatorily redeemable capital stock(8)	82,501	159,567	319,335	327,121	—
Capital stock — putable	2,393,980	2,248,147	2,298,622	2,492,789	2,661,133
Retained earnings	211,762	190,625	178,494	25,920	5,214
Dividends paid(8)	108,641	110,049	89,813	43,961	58,740

Income statement
Interest income	$2,886,482	$2,889,202	$2,292,736	$1,300,067	$1,156,485
Net interest income	223,026	216,292	222,559	220,776	210,246
Income before cumulative effect of change in accounting principle (10)	129,778	122,180	241,479	64,667	113,011
Net income (10)	129,778	122,180	242,387	64,667	113,011

Performance ratios(8)
Net interest margin(2)	0.40%	0.37%	0.34%	0.36%	0.37%
Return on average assets (10)	0.24	0.21	0.37	0.10	0.20
Return on average equity (10)	5.58	4.98	8.90	2.55	4.15
Return on average capital stock (5)(10)	6.18	5.42	9.66	2.73	4.31
Total average equity to average assets	4.22	4.29	4.20	4.10	4.87
Weighted average dividend rate (3)	5.17	4.88	3.58	1.86	2.24
Dividend payout ratio (6)	83.71	90.07	37.05	67.98	51.98

Ratio of earnings to fixed charges	1.07x	1.06x	1.16x	1.08x	1.16x

Average effective federal funds rate (7)	5.02%	4.97%	3.22%	1.35%	1.13%

(1)	Investments consist of federal funds sold, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale and trading.

(2)	Net interest margin is net interest income as a percentage of average earning assets.

(3)	Weighted average dividend rates are dividends paid in cash and stock divided by average capital stock outstanding during the year excluding mandatorily redeemable capital stock.

(4)	Certain amounts in 2003 were reclassified to conform with the 2004, 2005, 2006 and 2007 presentation.

(5)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(6)	Dividend payout ratio is computed by dividing dividends paid by net income for the year.

(7)	Rates obtained from the Federal Reserve Statistical Release.

(8)	The Bank adopted Statement of Financial Accounting Standards No. 150 (“SFAS 150”) as of January 1, 2004. In accordance with the provisions of that standard, $82.5 million, $159.6 million, $319.3 million and $327.1 million of the Bank’s capital stock was classified as a liability (“mandatorily redeemable capital stock”) at December 31, 2007, 2006, 2005 and 2004, respectively. In addition, $5.3 million, $13.0 million, $11.7 million and $6.6 million of dividends on mandatorily redeemable capital stock were recorded as interest expense during the years ended December 31, 2007, 2006, 2005 and 2004, respectively, and are excluded from dividends paid. Due to the adoption of SFAS 150, the Bank’s performance ratios for the year ended December 31, 2003 are not comparable to those for subsequent years.

(9)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2007, 2006, 2005, 2004 and 2003, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $1.190 trillion, $0.952 trillion, $0.937 trillion, $0.869 trillion and $0.760 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $57.0 billion, $50.2 billion, $57.8 billion, $58.7 billion and $52.3 billion, respectively.

(10)	Effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of premiums and discounts on mortgage loans from the retrospective method to the contractual method under Statement of Financial Accounting Standards No. 91. This change resulted in a $1.2 million cumulative increase in the balance of mortgage loans at that date. Net of assessments, the cumulative effect of this change in accounting principle increased 2005 earnings by $908,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 beginning on page F-1 of this Annual Report on Form 10-K.
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks (see Item 1 – Business). Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and are publicly traded in the over-the-counter market. The Bank records on its balance sheet only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the United States Government and the United States Government does not guarantee them. Consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard and Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and highest available credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of February 29, 2008, Moody’s had assigned a deposit rating of Aaa/P-1 to each individual FHLBank and no FHLBanks were on its Watchlist (which would indicate that ratings were under review for possible change). At that same date, S&P had assigned long-term counterparty credit ratings of AAA/A-1+ to 10 of the FHLBanks (including the Bank) and AA+/A-1+ to the FHLBanks of Chicago and Seattle. In addition, as of February 29, 2008, S&P had assigned negative outlooks to the FHLBanks of Des Moines and Chicago. On September 21, 2006, S&P revised its outlook on the Bank from negative to stable. In taking this action, S&P cited the positive resolution of the Bank’s accounting restatements and continued stable performance from its low risk strategy. The Bank’s outlook had been revised from stable to negative in August 2005 in response to the Bank’s announcement on August 22, 2005 that it would restate its previously issued financial statements for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 and that it had sold approximately $1.2 billion (par value) of investment securities. For additional information regarding the Bank’s accounting restatements, see the Bank’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2006 (the “Amended Form 10”).
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
Currently, the FHLBank of Chicago is operating under a concensual cease and desist order. The cease and desist order states that the Finance Board has determined that requiring the FHLBank of Chicago to take the actions specified in the order will “improve the condition and practices of the [FHLBank of Chicago], stabilize its capital, and provide the [FHLBank of Chicago] an opportunity to address the principal supervisory concerns identified by the Finance Board.” The cease and desist order is available on the Finance Board’s web site at www.fhfb.gov.
Neither the ratings actions or the cease and desist order described above, nor the events or developments at the affected FHLBanks that precipitated those actions, have had or are expected to have an impact on the FHLBanks’ ability to issue debt in the financial markets, nor have they raised or are they expected to raise concerns regarding potential losses under the Bank’s joint and several liability. Therefore, while there can be no assurances about the future, based on the information available at this time, the Bank has no reason to believe that these developments will have a material impact on the Bank’s financial condition or liquidity in the foreseeable future. However, as further discussed below, the Bank is engaged in merger discussions with the FHLBank of Chicago. If a merger with the FHLBank of Chicago were to occur, the transaction would be expected to have a material effect on the Bank’s financial condition.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, caps and floors. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group and the staff of the Financial Accounting Standards Board (hereinafter collectively referred to as “SFAS 133”). For a discussion of SFAS 133, see the sections below entitled “Financial Condition — Derivatives and Hedging Activities” and “Critical Accounting Policies and Estimates.”
The Bank’s earnings, exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133, are generated for the most part from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including the effect of net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings targets and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Return on capital stock	6.18%	5.42%	9.66%

Average effective federal funds rate	5.02%	4.97%	3.22%

Weighted average of dividend rates paid (1)	5.21%	4.88%	3.58%

Reference average effective federal funds rate (reference rate) (2)	5.21%	4.88%	3.22%

Dividend spread over reference rate	—	—	0.36%

(1)	Computed as the average of the dividend rates paid in each quarter during the year weighted by the number of days in each quarter.

(2)	See discussion below for a description of the reference rate.
For a discussion of the Bank’s annual returns on capital stock and the reasons for the variability in those returns from year to year, see the section below entitled “Results of Operations.”
Effective with the third quarter 2006 dividend, which was paid on September 29, 2006, the Bank changed its dividend declaration and payment process such that quarterly dividends are now based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the year ended December 31, 2007, the reference average effective federal funds rate reflects the average effective federal funds rate for the period from October 1, 2006 through September 30, 2007. For the year ended December 31, 2006, the reference average effective federal funds rate was computed by including the average effective federal funds rate for the first quarter of 2006 once, the average effective federal funds rate for the second quarter of 2006 twice and the average effective federal funds rate for the third quarter of 2006 once. The reference average effective federal funds rate for the year ended December 31, 2005 is equal to the average effective federal funds rate for that year. For additional discussion regarding the modifications to the Bank’s dividend declaration and payment process, see the section entitled “Financial Condition — Retained Earnings and Dividends.”
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.
Merger Discussions
On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two FHLBanks are engaged in discussions to determine the possible benefits and feasibility of combining their business operations. These discussions have been focused on identifying whether and how a merger could produce advantageous results and improved value for members of both organizations, while providing increased resources for affordable housing and economic development initiatives in the communities served by the two institutions. The FHLBank of Chicago has over 840 member institutions in Illinois and Wisconsin. While the discussions between the Bank and the FHLBank of Chicago are continuing, there can be no assurance that a definitive agreement will be reached between the two organizations. Any agreement that is reached would be subject to regulatory approval and conditions that would be set forth in such agreement.

During the year ended December 31, 2007, the Bank incurred approximately $2.5 million of direct costs associated with the potential merger. These costs have been deferred and are included in other assets in the Bank’s statement of condition. In the event that the Bank determines that the potential merger will not be consummated, these costs would be expensed at the time such determination is made.
Financial Condition
The following table provides selected period-end balances as of December 31, 2007, 2006 and 2005, as well as selected average balances for the years ended December 31, 2007, 2006 and 2005. In addition, the table provides the percentage increase or decrease in each of these balances from 2005 to 2006 and from 2006 to 2007. As shown in the table, the Bank’s total assets increased by 14.3 percent (or $8.0 billion) during the year ended December 31, 2007 after declining by 14.2 percent (or $9.2 billion) during the year ended December 31, 2006. The increase in total assets during the year ended December 31, 2007 was primarily attributable to a $5.1 billion increase in advances and a $3.0 billion increase in the Bank’s short-term investments. As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2007, total consolidated obligations increased by $7.1 billion, as discount notes increased by $15.9 billion and consolidated obligation bonds declined by $8.8 billion.
During the year ended December 31, 2006, total assets decreased due primarily to a $5.3 billion decline in advances, a $2.4 billion decline in the Bank’s short-term investments and a $1.3 billion decline in long-term investments. The funding for those assets also declined during the year ended December 31, 2006, as consolidated obligation bonds and discount notes declined by $4.4 billion and $3.0 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31,
	2007		2006		2005
		Percentage		Percentage
		Increase		Increase
	Balance	(Decrease)	Balance	(Decrease)	Balance
Advances	$46,298	12.5%	$41,168	(11.4)%	$46,457
Short-term investments
Federal funds sold (1)	7,500	36.5	5,495	(30.4)	7,896
Commercial paper (2)	994	*	—	—	—
Long-term investments (3)	7,906	(0.4)	7,934	(14.4)	9,265
Mortgage loans, net	381	(15.3)	450	(17.0)	542
Total assets	63,635	14.3	55,650	(14.2)	64,852
Consolidated obligations — bonds	32,855	(21.2)	41,684	(9.6)	46,122
Consolidated obligations — discount notes	24,120	193.2	8,226	(26.7)	11,220
Total consolidated obligations	56,975	14.2	49,910	(13.0)	57,342
Mandatorily redeemable capital stock	83	(48.1)	160	(49.8)	319
Capital stock	2,394	6.5	2,248	(2.2)	2,299
Retained earnings	212	11.0	191	7.3	178
Average total assets	55,056	(3.7)	57,172	(12.0)	64,933
Average capital stock	2,101	(6.7)	2,253	(10.2)	2,508
Average mandatorily redeemable capital stock	104	(50.7)	211	(35.3)	326

*	The percentage increase is not meaningful.

(1)	Includes $400 million of federal funds sold to another FHLBank as of December 31, 2007. This amount is classified in the Bank’s statement of condition as “Loan to other FHLBank.”

(2)	The Bank’s commercial paper investments are classified as held-to-maturity securities.

(3)	Consists of securities classified as held-to-maturity (other than short-term commercial paper), available-for-sale and trading.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2007, 2006 and 2005.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$14,797	32%	$13,747	33%	$14,361	31%
Thrift institutions	27,825	60	21,717	53	22,906	49
Credit unions	1,966	4	1,897	4	1,307	3
Insurance companies	208	1	215	1	213	1

Total member advances	44,796	97	37,576	91	38,787	84

Housing associates	5	—	9	—	49	—
Non-member borrowers	1,338	3	3,601	9	7,652	16

Total par value of advances	$46,139	100%	$41,186	100%	$46,488	100%

Total par value of advances outstanding to CFIs	$6,401	14%	$5,896	14%	$6,989	15%

At December 31, 2007, the carrying value of the Bank’s advances portfolio totaled $46.3 billion, compared to $41.2 billion and $46.5 billion at December 31, 2006 and 2005, respectively. The par value of advances outstanding at December 31, 2007, 2006 and 2005 was $46.1 billion, $41.2 billion and $46.5 billion, respectively.
The $4.9 billion increase in the Bank’s outstanding advances during 2007 occurred despite the fact that Washington Mutual Bank and Capital One, National Association, each a non-member borrower as discussed below, repaid $3.1 billion and $1.3 billion of advances, respectively. During 2007, advances to the Bank’s largest borrower, Wachovia Bank, FSB (formerly known as World Savings Bank, FSB (Texas)), increased by $5.5 billion. As further explained below, members’ borrowing activities varied significantly between the first and second half of the year.
During the first six months of 2007, the Bank’s outstanding advances declined by $4.7 billion despite a $1.5 billion increase in advances outstanding to Wachovia Bank, FSB. Excluding the repayment during this period of $2.2 billion of advances by Washington Mutual Bank and $1.2 billion of advances by Capital One, National Association, the Bank’s advances declined by $1.3 billion during the six months ended June 30, 2007. The Bank believes that the net reduction in its advances over the first half of 2007 was attributable in large part to the prevailing interest rate environment, which the Bank believes had in many instances limited its members’ opportunities to profitably invest proceeds from advances. In addition, the Bank believes that, to a lesser extent, increased competition from other funding sources also contributed to the decline in its advances during the first half of the year.
During the second half of 2007, the Bank’s outstanding advances increased by $9.6 billion (despite the repayment by Washington Mutual Bank and Capital One, National Association of an additional $0.9 billion and $0.1 billion, respectively, of advances). During this period, advances to Wachovia Bank, FSB increased by $4.0 billion. The Bank believes that the increase in demand for advances during the second half of 2007 was due in large part to the credit market conditions during that period, which in some cases had reduced the availability and affordability of members’ alternative funding sources. In other cases, the unsettled nature of the credit markets may have led some members to increase their borrowings in order to increase their liquidity, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost.
The $5.3 billion decline in the par value of outstanding advances during 2006 was attributable in large part to the repayment of approximately $4.0 billion of advances by Washington Mutual Bank. On February 13, 2001, Washington Mutual Bank acquired Bank United, then the Bank’s largest shareholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances and in so doing became a non-member borrower. Advances to non-member borrowers may not be renewed at maturity. The remainder of the decline in advances during 2006 was due primarily to lower balances of advances to the Bank’s small and mid-sized customers.
At December 31, 2007, advances outstanding to the Bank’s ten largest borrowers totaled $30.2 billion, representing 65.3 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s ten largest borrowers as of December 31, 2007.
TEN LARGEST BORROWERS AS OF DECEMBER 31, 2007
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$17,262	37.4%
Guaranty Bank	Austin	TX	5,743	12.4
Franklin Bank, SSB	Austin	TX	2,101	4.6
International Bank of Commerce	Laredo	TX	1,140	2.5
Capital One, National Association (2)	McLean	VA	841	1.8
BancorpSouth Bank	Tupelo	MS	787	1.7
Charter Bank	Santa Fe	NM	618	1.3
First National Bank	Edinburg	TX	610	1.3
Iberiabank	New Iberia	LA	569	1.2
Renasant Bank	Tupelo	MS	513	1.1

			$30,184	65.3%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank
As of December 31, 2006 and 2005, advances outstanding to the Bank’s ten largest borrowers comprised $28.7 billion (69.5 percent) and $32.2 billion (69.3 percent), respectively, of the total advances portfolio. Washington Mutual Bank, which was the Bank’s third largest borrower at December 31, 2006, had $368 million of advances outstanding at December 31, 2007. These advances are scheduled to mature in the third quarter of 2008.
In November 2005, Capital One Financial Corp. (domiciled in the Fourth District of the FHLBank System) acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s fifth largest borrower and shareholder at December 31, 2007. Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System and is no longer eligible for membership in the Bank. Capital One, National Association’s advances are scheduled to mature as follows: $201 million in 2008, $602 million in 2009 and $38 million during the period from 2010 through 2034.
If not offset by growth in advances to other institutions, the loss of Capital One’s and Washington Mutual Bank’s remaining advances could have a modestly negative impact on the Bank’s return on capital stock. A larger balance of advances helps to provide a critical mass of advances and capital to support the fixed component of the Bank’s cost structure, which helps maintain returns on capital stock, dividends and relatively lower advance pricing. In the event the Bank were to lose one or more additional large borrowers that represent a significant proportion of its business, it could, depending upon the magnitude of the impact, lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of December 31, 2007 and 2006.

COMPOSITION OF ADVANCES
(Dollars in millions)

	December 31, 2007		December 31, 2006
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$13,692	29.7%	$11,801	28.7%
Maturity 1 month to 12 months	2,526	5.5	2,642	6.4
Maturity greater than 1 year	4,014	8.7	3,287	8.0
Fixed rate, amortizing	3,415	7.4	4,604	11.2
Fixed rate, putable	2,818	6.1	1,043	2.5

Total fixed rate advances	26,465	57.4	23,377	56.8
Floating rate advances
Maturity less than one month	545	1.2	160	0.4
Maturity 1 month to 12 months	4,190	9.1	4,741	11.5
Maturity greater than 1 year	14,939	32.3	12,908	31.3

Total floating rate advances	19,674	42.6	17,809	43.2

Total par value	$46,139	100.0%	$41,186	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in Item 1 — Business. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the loan values of the collateral against which members may borrow. The Bank recently reevaluated the adequacy of its collateral haircuts under a range of stress scenarios and, based upon that assessment, determined that its collateral haircuts were sufficient to protect the Bank from credit losses on advances.
In addition, as described in Item 1 — Business, the Bank reviews its members’ financial condition on at least a quarterly basis to identify any members whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action to ensure the collateral held will be sufficient to protect against credit losses. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its collateral policies and the financial condition of its borrowers, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Investment Securities
At December 31, 2007, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties (including another FHLBank) and 30-day commercial paper, totaled $8.5 billion. The Bank’s short-term commercial paper investments, totaling $995 million (par value) as of December 31, 2007, are classified as held-to-maturity securities in the statement of condition. As of December 31, 2007, Moody’s and S&P had assigned the highest short-term debt ratings (P-1 and A-1+, respectively) to each of the issuers of the commercial paper held by the Bank. At that same date, these NRSROs had also assigned the highest long-term debt ratings (Aaa and AAA, respectively) to the issuers of $695 million of commercial paper held by the Bank. At December 31, 2007, Moody’s and S&P had assigned long-term debt ratings of Aa2 and AA, respectively, to the issuer of $200 million of commercial paper held by the Bank and A1 and AA-, respectively, to the issuer of the remaining $100 million of commercial paper held by the Bank. At December 31, 2006, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $5.5 billion. The amount of the Bank’s short-term investments fluctuates in response to several factors, including the level of maturing advances from time to time, changes in the Bank’s deposit balances, and changes in the returns provided by short-term investment alternatives relative to the Bank’s funding costs.
At both December 31, 2007 and 2006, the Bank’s long-term investment portfolio was comprised of approximately $7.7 billion of mortgage-backed securities (“MBS”) and $0.2 billion of U.S. agency debentures. The Bank’s long-term investment portfolio includes securities that are classified for balance sheet purposes as either held-to-maturity, available-for-sale or trading as set forth in the following tables and as further described below.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification
	Held-to-Maturity		Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2007	(at amortized cost)		(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$75		$—	$—	$75	$75
Government-sponsored enterprises	—		57	—	57	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		35	—	35	—
FHLBank of San Francisco (primary obligor)	—		7	—	7	—

Total U.S. agency debentures	75		99	—	174	75

MBS portfolio
U.S. government guaranteed obligations	34		—	—	34	34
Government-sponsored enterprises	5,910		169	—	6,079	5,881
Non-agency residential MBS	821		—	—	821	796
Non-agency commercial MBS	695		94	—	789	705

Total MBS	7,460		263	—	7,723	7,416

State or local housing agency debentures	5		—	—	5	5
Other	—		—	3	3	—

Total long-term investments	$7,540	(2)	$362	$3	$7,905	$7,496

	Balance Sheet Classification
	Held-to-Maturity	Available-for-Sale	Trading	Total Investments	Held-to-Maturity
December 31, 2006	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$87	$—	$—	$87	$87
Government-sponsored enterprises	—	51	—	51	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	—	35	—
FHLBank of San Francisco (primary obligor)	—	7	—	7	—

Total U.S. agency debentures	87	93	—	180	87

MBS portfolio
U.S. government guaranteed obligations	44	—	—	44	44
Government-sponsored enterprises	5,163	433	22	5,618	5,186
Non-agency residential MBS	1,135	—	—	1,135	1,136
Non-agency commercial MBS	760	189	—	949	781

Total MBS	7,102	622	22	7,746	7,147

State or local housing agency debentures	6	—	—	6	6
Other	—	—	2	2	—

Total long-term investments	$7,195	$715	$24	$7,934	$7,240

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

(2)	The total does not agree to the balance reported in the Bank’s statement of condition as the amounts reported above exclude short-term commercial paper investments with a carrying value of $994 million. Such amounts are classified as held-to-maturity securities in the Bank’s statement of condition as of December 31, 2007.
At both December 31, 2007 and 2006, the Bank’s portfolio of U.S. agency debentures included $42 million of FHLBank consolidated obligations, the primary obligors of which are other FHLBanks and for which the Bank is jointly and severally liable (see Item 1 — Business). From time to time, the Bank has purchased such consolidated obligations in the secondary market when the returns available on these securities met the Bank’s investment criteria. This occurred, albeit infrequently, when net returns in the secondary market for certain consolidated obligations issued by other FHLBanks, combined with offsetting interest rate swaps that converted the consolidated obligation coupons to LIBOR floating rates, exceeded the net cost of newly issued consolidated obligations likewise converted to LIBOR floating rates with interest rate swaps. All of the Bank’s investments in these securities occurred in the mid to late 1990s.
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
During the years ended December 31, 2007, 2006 and 2005, the Bank acquired (based on trade date) $1.6 billion, $0.6 billion and $2.7 billion, respectively, of long-term investments, all of which were capped LIBOR-indexed floating rate Collateralized Mortgage Obligations (“CMOs”) designated as held-to-maturity; during these same periods, the proceeds from maturities of long-term securities designated as held-to-maturity totaled approximately $1.2 billion, $1.6 billion and $1.7 billion, respectively. Over the last three years, the majority of the CMOs that the Bank has acquired were issued by either Fannie Mae or Freddie Mac. When purchasing securities to add to its investment portfolio, the Bank generally purchases floating rate CMOs and other floating rate MBS whose coupons are indexed to LIBOR because their coupons better match the coupons of the Bank’s debt after it is swapped to LIBOR.
Prior to March 24, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed three times the Bank’s total regulatory capital. The Bank’s MBS portfolio was under this limit at December 31, 2007. With this excess capacity (and excess capacity created by an increase in its capital stock and paydowns on its existing MBS subsequent to December 31, 2007), the Bank acquired $649 million of MBS during the period from January 1, 2008 through March 27, 2008, all of which were capped LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac and classified as held-to-maturity. In addition, the Bank acquired $250 million of U.S. agency debentures in March 2008 and classified these investments as available-for-sale. On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes the FHLBanks to temporarily invest up to an additional three times their total capital in agency mortgage securities. For additional information regarding this expanded investment authority, see the section below entitled “Regulatory Developments.”
On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values. The Bank did not sell any other long-term investments during the years ended December 31, 2007 and 2006.
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
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of December 31, 2007 and 2006.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	December 31, 2007		December 31, 2006
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$34	$34	$44	$44
Government-sponsored enterprises	5,911	5,905	5,157	5,156
AAA rated non-agency residential	821	821	1,135	1,135

Total floating rate CMOs	6,766	6,760	6,336	6,335

Interest rate swapped MBS(2)
AAA rated non-agency CMBS(3)	93	94	186	189
Government-sponsored enterprise DUS(4)	160	160	400	403
Government-sponsored enterprise CMOs	9	9	52	52

Total swapped MBS	262	263	638	644

Total floating rate MBS	7,028	7,023	6,974	6,979

Fixed rate MBS
Government-sponsored enterprises	5	5	7	7
AAA rated non-agency CMBS(5)	695	695	759	760

Total fixed rate MBS	700	700	766	767

Total MBS	$7,728	$7,723	$7,740	$7,746

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
At December 31, 2007 (and as of March 21, 2008), all of the Bank’s holdings of mortgage-backed securities retained the highest investment grade rating from one or more of the following: S&P, Moody’s, and Fitch Ratings, Ltd. (“Fitch”). Based on these ratings, the Bank’s analysis of the performance of the underlying loans and its evaluation of the credit support provided by the subordinate securities, the Bank does not currently anticipate any credit losses on its MBS portfolio.
As of December 31, 2007, the Bank held approximately $140 million of non-agency residential MBS (“RMBS”) that were classified as Alt-A at the time of origination, which represented less than 2 percent of its MBS portfolio at that date. At that same date, the Bank did not hold any MBS classified as subprime. On March 6, 2008, Fitch placed one of the RMBS classified as Alt-A, with a par value of $45.9 million, on rating watch negative. This security continues to be rated AAA by Fitch. The security is also rated Aaa by Moody’s and has not been placed on its Watchlist. As of March 21, 2008, none of the Bank’s other MBS have been placed on a watch list by S&P, Moody’s or Fitch.
The Bank may purchase mortgage-backed securities issued by a shareholder or an affiliate thereof. The Bank did not purchase any mortgage-backed securities issued by shareholders or their affiliates during the years ended December 31, 2007 or 2006. During the year ended December 31, 2005, the Bank purchased from a third party $283 million of mortgage-backed securities issued by an affiliate of Washington Mutual Bank, a non-member borrower/shareholder. At December 31, 2007 and 2006, the Bank held previously acquired mortgage-backed securities with par values of $22 million and $26 million, respectively, that were issued by one or more entities that are now part of Citigroup. An affiliate of Citigroup is a non-member shareholder of the Bank. In addition, at December 31, 2007 and 2006, the Bank held $68 million and $133 million (par values), respectively, of mortgage-backed securities issued by entities that are affiliated with Washington Mutual Bank. Decisions relating to the purchase of such securities are made independent of the issuer’s membership status or affiliation with the Bank.
While most of the MBS portfolio is comprised of floating rate CMOs ($6.8 billion par value at December 31, 2007) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2007, the effective interest rate caps (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.3 percent to 15.3 percent. The largest concentration of embedded effective caps ($5.1 billion) was between 6.5 percent and 7.5 percent. As of December 31, 2007, LIBOR rates were approximately 168 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge the potential cap risk embedded in these securities, the Bank holds $6.5 billion of interest rate caps with remaining maturities ranging from 4 months to 41 months as of December 31, 2007, and strike rates ranging from 6.75 percent to 8.0 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
On April 30, 2007, the Bank entered into an interest rate cap agreement with a $1.75 billion notional amount and a strike rate of 7.0 percent. The agreement expires in May 2011. The premium paid for this cap totaled $1.1 million. The Bank did not enter into any other stand-alone interest rate cap agreements during the year ended December 31, 2007.
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

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s stand-alone CMO-related interest rate cap agreements as of December 31, 2007.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2008	$1,000	8.00%
Second quarter 2009	500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%
Second quarter 2011	1,750	7.00%

	$6,500

As stand-alone derivatives, the changes in the fair values of the interest rate caps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the variable rate CMOs with embedded caps) and therefore can be and have at times been a source of considerable earnings volatility. See further discussion of the impact of these interest rate caps in the sections below entitled “Derivatives and Hedging Activities” and “Results of Operations — Other Income (Loss).”
The Bank generally holds all long-term investment securities until their contractual maturities. For interest rate risk management purposes, the Bank typically enters into interest rate exchange agreements in connection with the purchase of fixed rate investments in order to convert the fixed coupons to a floating rate. Because SFAS 133 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, the Bank has classified such securities as available-for-sale. Since the implementation of SFAS 133 on January 1, 2001, the Bank has not classified any new securities as trading, other than those associated with a grantor trust that was created in October 2004 to hold assets associated with the Bank’s deferred compensation plans. As of December 31, 2007, the carrying value of assets held in the trust (and classified as trading securities) totaled approximately $2.9 million.
Excluding those assets associated with the grantor trust described above, all of the Bank’s investment securities that either are (or were) classified as available-for-sale or trading are (or were) part of specific fair value hedges that were implemented with offsetting interest rate swaps. Under SFAS 133, qualifying hedging relationships related to available-for-sale securities receive fair value hedge accounting treatment, while hedging relationships related to trading securities do not receive fair value hedge accounting treatment.
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
The change in the Bank’s OCI was considerably less in 2007 and 2006 than the changes in 2005. The Bank believes that the activity in OCI will continue to be less volatile than it was in 2005, due to the substantial reduction in the available-for-sale securities portfolio during August and September 2005 and, in particular, the disposition of substantially all securities for which hedge accounting was lost in connection with the Bank’s restatement. With the exception of $6.7 million in securities, all of the Bank’s remaining available-for-sale securities are in SFAS 133 hedging relationships as of December 31, 2007. To the extent these and any newly acquired securities remain in SFAS 133 hedging relationships, the activity in OCI will reflect changes in the fair values of the Bank’s available-for-sale securities attributable to changes in credit spreads, rather than changes in both credit spreads and interest rates as was the case in 2005.
For those securities that have been designated as trading, the Bank records the entire change in their fair value in the statement of income through “net gains (losses) on trading securities” in accordance with the provisions of SFAS 115. In accordance with SFAS 133, the changes in the fair values of interest rate exchange agreements associated with the trading securities were reported (prior to their termination) in the statement of income through “net gains (losses) on derivatives and hedging activities.” As a result, while not in a SFAS 133 hedging relationship, some offset did occur for the Bank’s trading securities and their associated (designated) derivatives by virtue of the accounting prescribed by both SFAS 115 and SFAS 133. While some of its securities are classified as trading, the Bank does not engage in active or speculative trading practices.
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
Mortgage Loans Held for Portfolio
The Bank began offering the MPF Program to its members in 1998 as an additional method of promoting housing finance in its five-state region. The MPF Program, which was developed by the FHLBank of Chicago, allows members to retain responsibility for managing the credit risk of the residential mortgage loans that they originate while allowing the Bank (and/or, as described below, the FHLBank of Chicago) to manage the funding, interest rate, and prepayment risk of the loans. As further described below, participating members retain a portion of the credit risk in the originated mortgage loans and, in return, receive a credit enhancement fee from the purchasing FHLBank. Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 56, 59 and 57 at December 31, 2007, 2006 and 2005, respectively.
Under its initial agreement with the FHLBank of Chicago, the Bank retained an interest (ranging from 1 percent to 49 percent) in loans that were delivered by its PFIs; a participation interest equal to the remaining interest in the loans was acquired by the FHLBank of Chicago. In December 2002, the Bank and the FHLBank of Chicago agreed to modify the terms of the Bank’s participation in the MPF Program. Under the terms of the revised agreement, the Bank receives a participation fee for mortgage loans that are delivered by Ninth District PFIs and the FHLBank of Chicago acquires a 100 percent interest in the loans. The Bank has the option under the revised agreement to retain up to a 50 percent interest in loans that are originated by Ninth District PFIs without receiving a participation fee, provided certain conditions are met. The agreement had an initial term of 3 years; thereafter, it continues indefinitely unless terminated by either party upon 90 days’ prior notice. The terms of the Bank’s participation in the MPF Program are more fully described in Item 1 — Business.
During the years ended December 31, 2007, 2006 and 2005, the Bank received $187,000, $242,000 and $385,000 of participation fees, respectively. The amount of participation fee income that the Bank will receive in the future is dependent primarily upon the volume of loans delivered by Ninth District PFIs into the MPF Program. The volume of loans delivered by Ninth District PFIs will depend, in part, on conditions in the residential mortgage market including, but not limited to, the volume of home sales and the level of mortgage refinancing activity, as well as competition from other financial institutions that purchase residential mortgage loans.

During the years ended December 31, 2007, 2006 and 2005, the Bank’s PFIs delivered $179 million, $224 million and $332 million of mortgage loans, respectively, into the MPF Program. No interest in loans was retained by the Bank during the years ended December 31, 2007, 2006 or 2005. At December 31, 2007 and 2006, the Bank held $381 million and $450 million, respectively, of residential mortgage loans originated under the MPF Program. As of these dates, 45 percent and 46 percent, respectively, of the outstanding balances were government guaranteed. The Bank’s allowance for loan losses decreased from $267,000 at the end of 2006 to $263,000 at December 31, 2007, reflecting charge-offs. The Bank did not have any impaired loans at December 31, 2007 or 2006. In accordance with the guidelines of the MPF Program, the mortgage loans held by the Bank were underwritten pursuant to traditional lending standards for conforming loans. All of the Bank’s mortgage loans were acquired between 1998 and mid-2003 and have exhibited a satisfactory payment history. As of December 31, 2007, loans over 90 days past due that are not government guaranteed approximated 0.08 percent of the portfolio and loans in foreclosure represented 0.2 percent of the portfolio. Based in part on these attributes, as well as the Bank’s loss experience with these loans, the Bank believes that its allowance for loan losses is adequate.
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
The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Board’s Acquired Member Asset regulation (12 C.F.R. part 955) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2007, 2006 and 2005, the Bank paid CE fees totaling $276,000, $318,000 and $419,000, respectively. During these same periods, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $27,000, $41,000 and $25,000, respectively.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2007, 2006 and 2005, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $1,327,000, $724,000 and $289,000, respectively.

Given its current arrangement with the FHLBank of Chicago, and the Bank’s current intention not to retain any interests in mortgage loans delivered by its PFIs, the Bank expects the balance of its mortgage loan portfolio (in the absence of a merger with the FHLBank of Chicago) to continue to decline as a result of principal amortization and loan payoffs.
Consolidated Obligations and Deposits
At December 31, 2007, the carrying values of consolidated obligation bonds and discount notes totaled $32.9 billion and $24.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $32.7 billion and $24.2 billion, respectively.
At December 31, 2006, the carrying values of consolidated obligation bonds and discount notes totaled $41.7 billion and $8.2 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $41.9 billion and $8.3 billion, respectively.
The following table presents the composition of the Bank’s outstanding bonds at December 31, 2007 and 2006.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	December 31, 2007		December 31, 2006
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$17,704	54.1%	$22,091	52.7%
Fixed rate, non-callable	8,578	26.2	10,858	25.9
Callable step-up	3,774	11.5	7,320	17.5
Single-index floating rate	2,418	7.4	1,003	2.4
Callable step-down	150	0.5	—	—
Comparative-index	80	0.2	80	0.2
Conversion	20	0.1	550	1.3
Callable step-up/step-down	15	—	15	—

Total par value	$32,739	100.0%	$41,917	100.0%

Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Single-index floating rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR; these bonds may contain caps that limit the increases in the floating rate coupons. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Comparative-index bonds have coupon rates determined by the difference between two or more market indices, typically a Constant Maturity Treasury rate and LIBOR. Conversion bonds have coupons that convert from fixed to floating, or from floating to fixed, on predetermined dates. Callable step-up/step-down bonds pay interest at increasing fixed rates and then at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
The FHLBanks rely extensively on the approved underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2007 and 2006 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank.
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
In 2005 and the first half of 2006, market interest rates were generally rising. Market interest rates did not fluctuate significantly from mid-2006 through mid-2007 and then declined during the second half of 2007. The recent decrease in market interest rates had, in comparison to earlier periods marked by increasing or relatively constant market interest rates, the general effect of increasing the number of callable swaps being cancelled by the Bank’s swap counterparties. This, in turn, increased the volume of callable bonds that the Bank redeemed prior to maturity.
From 2005 through mid-2007, the volume of callable bonds redeemed prior to maturity was relatively low, thereby reducing the portion of the Bank’s funding needs that are driven by the refunding of redeemed callable bonds. During this time period, other FHLBanks and government-sponsored mortgage agencies experienced similar declines in the volume of their issuance of callable bonds (not all of which were converted to LIBOR). Further contributing to the decline in the housing GSEs’ debt issuance volume was the slower growth of these enterprises over that same time period. During this period of lower bond issuance by the FHLBanks and government-sponsored mortgage agencies, investor demand for GSE debt (including both callable and non-callable bonds) remained relatively constant. At the same time, in a continuation of a trend that had been developing for several years, overall conditions in the credit markets had improved, resulting in a general tightening of most credit spreads. These two factors contributed (during this time period) to a slight improvement in the cost of the bonds that the Bank issued that were indexed to LIBOR or converted to LIBOR using interest rate swaps.
In mid-2007, developments in the credit markets began to alter the relationships between the cost of consolidated obligation bonds and other instruments. During 2005, 2006 and the first half of 2007, the yields for consolidated obligation bonds had generally been lower than the rates for interest rate swaps having the same maturity and features as the consolidated obligation bonds. The relationship between the yield on newly issued consolidated obligation bonds relative to rates on interest rate swaps having the same maturity and features did not change significantly during this period. However, during the second half of 2007, this relationship generally widened as consolidated obligation bond yields trended lower relative to interest rate swap rates. Similarly, during this same period, the yield on consolidated obligation discount notes declined relative to LIBOR.

These market conditions generally reduced the cost of the Bank’s consolidated obligations during the second half of 2007. During this period, the monthly weighted average cost of consolidated obligation bonds that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 18.3 basis points to approximately LIBOR minus 32.4 basis points compared to a range of approximately LIBOR minus 19.2 basis points to approximately LIBOR minus 22.2 basis points during the first half of 2007, a range of approximately LIBOR minus 15.5 basis points to approximately LIBOR minus 23.0 basis points during the year ended December 31, 2006 and a range of approximately LIBOR minus 12.8 basis points to approximately LIBOR minus 20.7 basis points in 2005.
During the second half of 2007, the outstanding balance of consolidated obligation bonds and discount notes issued by the 12 FHLBanks increased significantly. The increase was driven primarily by an increase in advances at most of the FHLBanks. The Bank’s asset growth during this period was funded in large part by the issuance of discount notes, as this funding source was more attractively priced than consolidated obligation bonds.
During the year ended December 31, 2007, the Bank issued $885.8 billion of discount notes as compared to $572.5 billion during 2006 due in large part to increased volumes of discount notes which were issued to take advantage of investment opportunities in the federal funds market and to fund an increase in short-term advances during the second half of 2007. The Bank’s issuance of consolidated obligation bonds increased from $13.8 billion during 2006 to $22.2 billion during 2007 due to the need to replace a higher volume of maturing and called debt in 2007.
Demand and term deposits were $3.2 billion, $2.4 billion and $3.8 billion at December 31, 2007, 2006 and 2005, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) increased from $2.2 billion at December 31, 2006 to $2.4 billion at December 31, 2007. The increase was attributable primarily to a higher balance of advances at the end of 2007. The Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.3 billion for the year ended December 31, 2006 to $2.1 billion for the year ended December 31, 2007, due primarily to reductions in members’ required investment in the Bank that were implemented in April 2007 and April 2006, changes in the definition of surplus stock, and lower average advances balances in 2007 as compared to 2006. These changes and those impacting 2005 are discussed below.
On September 29, 2005, the Bank’s Board of Directors approved several changes to members’ required investment in the Bank which, by design, reduced the Bank’s outstanding capital stock from and after November 30, 2005. As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective November 1, 2005, the membership investment requirement was reduced from 0.14 percent to 0.09 percent of each member’s total assets as of June 30, 2005, subject to a minimum of $1,000 and a maximum of $25,000,000. Concurrently, the activity-based investment requirement was reduced from 4.25 percent to 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any MPF loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there are none). On February 23, 2006, the Bank’s Board of Directors approved an additional reduction in the membership investment requirement from 0.09 percent to 0.08 percent of each member’s total assets as of December 31, 2005, subject to the same minimum and maximum thresholds. This change became effective on April 14, 2006. On February 22, 2007, the Bank’s Board of Directors approved a further reduction in the membership investment requirement from 0.08 percent to 0.06 percent of each members’ total assets as of December 31, 2006 (and each December 31 thereafter), subject to the same minimum and maximum thresholds; this change became effective on April 16, 2007. The Bank’s Board of Directors has the authority to adjust these requirements periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized.

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
At December 31, 2007, the Bank’s excess stock totaled $331.3 million, which represented 0.5 percent of the Bank’s total assets as of that date.
The following table sets forth the repurchases of surplus stock which have occurred since January 1, 2005. The significant increases in the number of shares repurchased on November 30, 2005 and April 30, 2007 were attributable to the reductions in the membership and activity-based investment requirements discussed above.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2005	615,938	$61,594	$—
April 30, 2005	682,754	68,275	—
July 29, 2005	576,874	57,687	—
November 30, 2005	2,792,806	279,281	—
January 31, 2006	1,045,478	104,548	—
April 28, 2006	910,775	91,078	1,665
July 31, 2006	1,202,407	120,241	2,242
October 31, 2006	1,769,144	176,914	589
January 31, 2007	1,442,916	144,292	263
April 30, 2007	2,862,664	286,266	7,391
July 31, 2007	1,242,655	124,266	2,305
October 31, 2007	1,291,685	129,169	1,531
January 31, 2008	1,917,546	191,755	24,982
SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) establishes standards for how issuers classify and measure certain financial instruments with characteristics of both liabilities and equity. Among other things, it requires issuers to classify as liabilities certain financial instruments that embody obligations for the issuer (hereinafter referred to as “mandatorily redeemable financial instruments”). Under the provisions of SFAS 150, the Bank reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when a member exercises a written redemption right, gives notice of its intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the shares of capital stock then meet the SFAS 150 definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. As the repurchases presented in the table above are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying such repurchases to meet the definition of mandatorily redeemable financial instruments.
Mandatorily redeemable capital stock outstanding at December 31, 2007, 2006 and 2005 was $82.5 million, $159.6 million and $319.3 million, respectively. For the years ended December 31, 2007, 2006 and 2005, average mandatorily redeemable capital stock was $103.9 million, $210.7 million and $326.2 million, respectively.
The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of December 31, 2007, 2006 and 2005.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	December 31, 2007		December 31, 2006		December 31, 2005
	Number of		Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount	Institutions	Amount
Held by Capital One, National Association	1	$60,719	—	$—	—	$—
Held by Washington Mutual Bank	1	15,436	1	146,267	1	309,486
Subject to withdrawal notice	4	920	4	881	3	759
Held by other non-member borrowers/acquirers	10	5,426	9	12,419	7	9,090

Total	16	$82,501	14	$159,567	11	$319,335

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) increased from $2.4 billion at the end of 2006 to $2.5 billion at December 31, 2007.
At December 31, 2007, the Bank’s ten largest shareholders held $1.4 billion of capital stock (including mandatorily redeemable capital stock), which represented 57.0 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s ten largest shareholders as of December 31, 2007.

TEN LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2007
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wachovia Bank, FSB (1)	Houston	TX	$732,181	29.6%
Guaranty Bank	Austin	TX	255,712	10.3
Franklin Bank, SSB	Austin	TX	90,568	3.7
Southwest Corporate FCU	Plano	TX	85,246	3.4
Capital One, National Association (2)	McLean	VA	60,719	2.5
International Bank of Commerce	Laredo	TX	55,058	2.2
BancorpSouth Bank	Tupelo	MS	42,646	1.7
Amegy Bank, N.A	Houston	TX	35,753	1.4
First National Bank	Edinburg	TX	28,461	1.1
Charter Bank	Santa Fe	NM	26,399	1.1

			$1,412,743	57.0%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank
As of December 31, 2007, all of the stock held by Capital One, National Association was classified as mandatorily redeemable capital stock (a liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at December 31, 2007.
Retained Earnings and Dividends
During the year ended December 31, 2007, the Bank’s retained earnings increased by $21.2 million, from $190.6 million to $211.8 million. During 2007, the Bank paid dividends on capital stock totaling $108.6 million. The weighted average of the dividend rates paid during the year (computed as the average of the rates paid in each quarter weighted by the number of days in each quarter) was 5.21 percent. In comparison, the weighted average of the dividend rates paid for 2006 and 2005 were 4.88 percent and 3.58 percent, reflecting dividends of $110.0 million and $89.8 million, respectively. The weighted average of the dividend rates paid was equal to the reference average effective federal funds rate for the years ended December 31, 2007 and 2006. (For a discussion of the calculation of the reference rate for 2007 and 2006, see the section above entitled “Overview”). The weighted average of the dividend rates paid for the year ended December 31, 2005 exceeded the average effective federal funds rate for that year by 36 basis points.
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
Prior to the third quarter of 2006, dividends had been declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known. In light of earnings volatility related to the accounting requirements of SFAS 133, the Bank explored alternative ways to modify its dividend declaration and payment process so that it could declare and pay dividends with the benefit of knowing its actual earnings for the dividend period. On June 25, 2006, the Board of Directors approved a change to the Bank’s dividend declaration and payment process. Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process such that the Bank now declares and pays dividends only after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated. The third quarter 2006 dividend, which was paid on September 29, 2006, was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. The fourth quarter 2006 dividend, and each quarterly dividend in 2007, were based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rates for the immediately preceding quarters. The Bank anticipates that this pattern will continue for future periods.
The Bank has a retained earnings policy that is designed to maintain retained earnings in an amount sufficient to protect the par value of members’ capital stock investments from potential economic losses and fluctuations in earnings caused by SFAS 133 accounting requirements or other factors. The Bank’s current retained earnings policy target, which was last updated in December 2007, calls for the Bank to maintain a retained earnings balance of at least $175 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2007 retained earnings balance of $211.8 million exceeds the policy target balance, the Bank may elect to retain a portion of its earnings in order to build its retained earnings balance further beyond its current policy target. With certain exceptions, the Bank’s policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends.
Taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2008 at the reference average effective federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the average effective federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash. Stock dividends paid on capital stock that is classified as equity are reported as an issuance of capital stock. Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2007, 2006 and 2005, the Bank did not receive any stock redemption notices.
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
The first type involves transactions in which the Bank enters into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item (e.g., an advance, investment security or consolidated obligation). In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made and the changes in the fair values of the derivative and the hedged item are considered identical and offsetting (hereinafter referred to as the short-cut method). However, if the derivative or the hedged item do not have certain characteristics defined in SFAS 133, the assumption of “no ineffectiveness” cannot be made, and the derivative and the hedged item must be marked to fair value independently (hereinafter referred to as the long-haul method). Under the long-haul method, the two components of the hedging relationship are marked to fair value using different discount rates, and the resulting changes in fair value are generally slightly different from one another. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of the Bank’s net income. Further, during periods in which short-term interest rates are volatile, the Bank may experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating rate leg of its interest rate swaps. The floating legs of most of the Bank’s fixed-for-floating interest rate swaps reset every three months and are then fixed until the next reset date. When short-term rates change significantly between the reset date and the valuation date, discounting the cash flows of the floating rate leg at current market rates until the swap’s next reset date can cause near-term volatility in the Bank’s earnings. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for the Bank.
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
As discussed in its Amended Form 10, the Bank determined, for a variety of reasons, that several types of highly effective hedging relationships originally believed to qualify as SFAS 133 hedges did not, upon further review, meet the requirements for hedge accounting, although many of the subject transactions would have qualified if they had been documented properly at their inception. To correct these errors, the Bank reversed the periodic (offsetting) changes in fair value of the hedged items that had previously been recognized in earnings. With these particular hedging relationships accounted for as economic hedges (rather than SFAS 133 hedges), the Bank’s results for 2005 reflect significantly more volatility than its results for 2007 and 2006 (for additional discussion, see the section below entitled “Results of Operations”).
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2007, 2006 and 2005, the Bank’s notional balance of interest rate exchange agreements was $41.0 billion, $51.7 billion and $46.8 billion, respectively, while its total assets were $63.6 billion, $55.7 billion and $64.9 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in Item 7A — Quantitative and Qualitative Disclosures About Market Risk under the section entitled “Counterparty Credit Risk.” The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of December 31, 2007, 2006 and 2005, and the net fair value changes recorded in earnings for each of those categories during the years ended December 31, 2007, 2006 and 2005.

COMPOSITION OF DERIVATIVES

	Total Notional at December 31,			Net Change in Fair Value(6)
	(In millions of dollars)			(In thousands of dollars)
	2007	2006	2005	2007	2006	2005
Advances
Short-cut method(1)	$7,161	$4,930	$6,532	$—	$—	$—
Long-haul method(2)	910	890	991	723	125	1,313
Economic hedges(3)	22	—	4	(1)	57	91

Total	8,093	5,820	7,527	722	182	1,404

Investments
Short-cut method(1)	—	55	55	—	—	—
Long-haul method(2)	315	615	899	2,195	(871)	3,346
Economic hedges(4)	7	23	40	(127)	50	(55,338)

Total	322	693	994	2,068	(821)	(51,992)

Consolidated obligations
Short-cut method(1)	1,075	3,075	6,257	—	—	—
Long-haul method(2)	24,819	36,353	25,812	(1,349)	3,973	(6,882)
Economic hedges(3)	160	467	204	533	177	(6,338)

Total	26,054	39,895	32,273	(816)	4,150	(13,220)

Other economic
Caps(5)	6,500	5,250	3,915	(1,509)	(7,802)	(3,428)
Basis swaps(7)	—	—	2,050	—	115	(67)

Total	6,500	5,250	5,965	(1,509)	(7,687)	(3,495)

Total derivatives	$40,969	$51,658	$46,759	$465	$(4,176)	$(67,303)

Total short-cut method	$8,236	$8,060	$12,844	$—	$—	$—
Total long-haul method	26,044	37,858	27,702	1,569	3,227	(2,223)
Total economic hedges	6,689	5,740	6,213	(1,104)	(7,403)	(65,080)

Total derivatives	$40,969	$51,658	$46,759	$465	$(4,176)	$(67,303)

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are (or were) matched to advances or consolidated obligations or that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133.

(4)	Interest rate derivatives that are (or were) matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those that related to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

(7)	In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps to reduce the Bank’s exposure to widening spreads between one-month and three-month LIBOR. The agreements expired in March 2005. The Bank entered into $2.05 billion and $3.0 billion (notional) of interest rate basis swaps in November 2005 and February 2006, respectively; $1.7 billion and $3.35 billion (notional) of such agreements expired in June 2006 and August 2006, respectively.

Results of Operations
Net Income
Net income for 2007, 2006 and 2005 was $129.8 million, $122.2 million and $242.4 million, respectively. The Bank’s net income for 2007 represented a return on average capital stock (ROCS) of 6.18 percent, which was 116 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 5.42 percent in 2006 and 9.66 percent in 2005; these rates of return exceeded the average effective federal funds rate for those years by 45 basis points and 644 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock under the provisions of SFAS 150.
The Bank’s net income and ROCS were significantly higher in 2005 than in 2006 and 2007 due in large part to gains on the sales of available-for-sale (“AFS”) securities in 2005 and the Bank’s inability to apply hedge accounting to some of the associated hedging relationships in prior years. As discussed in its Amended Form 10 and in the immediately preceding section entitled “Financial Condition — Derivatives and Hedging Activities,” the Bank lost hedge accounting on, among other things, certain of its AFS securities, which caused the Bank to restate its previously issued financial statements. Accordingly, while the periodic changes in fair value of the related interest rate swaps (predominately losses) were recognized in earnings as incurred, the offsetting gains on the AFS securities that were attributable to changes in LIBOR (the designated benchmark interest rate) were accumulated in OCI and not recognized in earnings until the sale of such securities in August and September 2005.
In comparing the Bank’s operating results over the last three years, management believes it is important to understand that the Bank’s operating results for 2005 would have been significantly different if the Bank had been able to apply SFAS 133 hedge accounting to the aforementioned hedging relationships. The majority of these hedging relationships would have qualified as SFAS 133 hedges (using the long-haul method of accounting) if they had been documented properly at their inception and the Bank had periodically tested such hedging relationships for effectiveness. If this had been the case, the portion of the gains on the AFS securities attributable to changes in the designated benchmark interest rate would have been recognized in earnings as incurred and would have largely offset the losses recognized on the interest rate swaps in 2005 and prior years and, as a result, the gains on the sales of the AFS securities in 2005 would have been substantially lower. Had the changes in the fair values of the AFS securities attributable to changes in the designated benchmark interest rate and the periodic changes in fair values of the related interest rate swaps been recognized in the same periods (reflecting the economic substance of the transactions), the trend in the Bank’s net income and ROCS from 2005 to 2007, excluding the gains on the sales of the AFS securities, would have been more consistent with the increase in short-term money market rates over the majority of this period. In addition, in 2005, the net interest income/expense associated with the interest rate swaps included in these hedging relationships and several other types of highly effective hedging relationships for which the Bank lost hedge accounting caused significant variability in the Bank’s net interest spread (and, correspondingly, in “net gains (losses) on derivatives and hedging activities”), as further discussed below in the sections entitled “Net Interest Income” and “Other Income.” Substantially all of the interest rate swaps for which the Bank lost hedge accounting had either expired or been terminated by the end of 2005, resulting in significantly lower volatility in the Bank’s net interest spread, net gains (losses) on derivatives and hedging activities and net income in 2006 and 2007.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. In 2007, 2006 and 2005, the effective rates were 26.8 percent, 27.2 percent and 26.8 percent, respectively. In 2007, 2006 and 2005, the combined AHP and REFCORP assessments were $47.5 million, $45.6 million and $88.5 million, respectively.

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
Income Before Assessments
During 2007, 2006 and 2005, the Bank’s income before assessments was $177.2 million, $167.8 million and $330.0 million, respectively.
The $9.4 million increase in income before assessments for 2007 as compared to 2006 was attributable primarily to an $8.2 million increase in other income (which was due in large part to the Bank’s derivative and hedging activities) and a $6.7 million increase in net interest income, offset by a $5.5 million increase in other expenses.
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
The components of income before assessments (net interest income, other income and other expenses) are discussed in more detail in the following sections.
Net Interest Income
In 2007, 2006 and 2005, the Bank’s net interest income was $223.0 million, $216.3 million and $222.6 million, respectively, and its net interest margin was 40 basis points, 37 basis points and 34 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for SFAS 133 fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for SFAS 133 fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2007, 2006 and 2005.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits	$137	$8	5.79%	$364	$19	5.22%	$459	$14	3.15%
Federal funds sold(e)	5,447	277	5.09%	3,929	197	5.01%	3,867	132	3.41%
Investments
Trading (b)	9	1	6.13%	34	2	6.91%	62	6	9.75%
Available-for-sale (c)	524	26	5.08%	849	42	4.96%	4,068	153	3.75%
Held-to-maturity	7,707	437	5.67%	7,540	417	5.53%	7,752	308	3.97%
Advances (c)(d)	40,405	2,114	5.23%	43,623	2,184	5.01%	47,617	1,645	3.45%
Mortgage loans held for portfolio	414	23	5.57%	493	28	5.58%	622	34	5.54%

Total earning assets	54,643	2,886	5.28%	56,832	2,889	5.08%	64,447	2,292	3.56%
Cash and due from banks	85			72			62
Other assets	327			269			287

Total assets	$55,055	2,886	5.24%	$57,173	2,889	5.05%	$64,796	2,292	3.54%

Liabilities and Capital
Interest-bearing deposits	$2,920	144	4.94%	$2,991	146	4.87%	$2,118	70	3.30%
Consolidated obligations
Bonds (c)	37,634	1,958	5.20%	42,776	2,123	4.96%	50,382	1,717	3.41%
Discount notes (c)	11,336	556	4.90%	7,807	390	5.00%	8,237	271	3.29%
Mandatorily redeemable capital stock and other borrowings	109	5	5.10%	221	14	6.14%	330	12	3.58%

Total interest-bearing liabilities	51,999	2,663	5.12%	53,795	2,673	4.97%	61,067	2,070	3.39%
Other liabilities	733			922			1,142

Total liabilities	52,732	2,663	5.05%	54,717	2,673	4.88%	62,209	2,070	3.33%

Total capital	2,323			2,456			2,587

Total liabilities and capital	$55,055		4.84%	$57,173		4.68%	$64,796		3.20%

Net interest income		$223			$216			$222

Net interest margin			0.40%			0.37%			0.34%
Net interest spread			0.16%			0.11%			0.17%

Impact of non-interest bearing funds			0.24%			0.26%			0.17%

(a)	Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements was recorded in other income in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $0.1 million, $0.9 million and $4.5 million during the years ended December 31, 2007, 2006 and 2005, respectively.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting, the net interest income/expense associated with such agreements is recorded in other income in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on derivatives related to available-for-sale securities that did not qualify for hedge accounting was $42,000, $98,000 and ($26.7 million) during the years ended December 31, 2007, 2006 and 2005, respectively. For these same periods, net interest income (expense) on derivatives related to consolidated obligation bonds that did not qualify for hedge accounting was ($320,000), ($1.0 million) and $3.4 million, respectively. Net interest expense on derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting was $0.7 million for the year ended December 31, 2005. There were no derivatives related to consolidated obligation discount notes that did not qualify for hedge accounting during 2007 or 2006. Net interest expense on derivatives related to advances that did not qualify for hedge accounting was $31,000, $51,000 and $86,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Average balances for available-for-sale securities are calculated based upon amortized cost.

(d)	Interest income and average rates include prepayment fees on advances.

(e)	Includes overnight federal funds sold to other FHLBanks.

2007 versus 2006
The average effective federal funds rate increased from 4.97 percent for the year ended December 31, 2006 to 5.02 percent for the year ended December 31, 2007. Despite the slight increase in average short-term interest rates in 2007, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 26 basis points in 2006 to 24 basis points in 2007 due to a decline in the average balance of non-interest bearing funds during 2007.
Although total average assets declined by approximately $2.1 billion from 2006 to 2007, the Bank’s net interest income increased by $6.7 million from year to year. This increase was primarily due to an increase in the Bank’s net interest spread from 11 basis points during 2006 to 16 basis points during 2007. The increase in net interest spread was due in large part to more favorable pricing associated with the Bank’s consolidated bonds and discount notes (inclusive of the effects of any associated interest rate exchange agreements), as discussed above in the section entitled “Financial Condition — Consolidated Obligations and Deposits.”
In addition, as discussed above under the section entitled “Financial Condition — Retained Earnings and Dividends,” the Bank changed its dividend declaration and payment process beginning with the third quarter 2006 dividend so that it can declare and pay its quarterly dividends with the benefit of knowing its actual earnings for the dividend reference period. The third quarter 2006 dividend was paid on September 29, 2006, and was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. Because the dividend paid in the third quarter of 2006 was based upon average capital stock holdings for the second quarter of 2006, the portion of this dividend that was paid on mandatorily redeemable capital stock was recognized as interest expense in the second quarter of 2006. Because the dividend paid in the fourth quarter of 2006 and the dividend that was declared for the first quarter of 2007 were similarly based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the third and fourth quarter of 2006, respectively, the portion of these dividends that related to mandatorily redeemable capital stock was recognized in the third and fourth quarters of 2006, respectively. Under the Bank’s dividend practices that existed through June 30, 2006, interest expense on mandatorily redeemable capital stock was recorded in the calendar quarter in which the dividend was paid. The inclusion of this additional interest expense (that is, the additional amount recorded in the second quarter of 2006) reduced the Bank’s net interest spread for the year ended December 31, 2006 by approximately 1 basis point.
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
First, as discussed previously, the Bank reports realized gains and losses in the form of net interest payments on derivative instruments used to hedge interest-earning assets and interest-bearing liabilities as part of net interest income when the hedging relationships qualify for hedge accounting under SFAS 133. Conversely, net interest payments on derivatives used in economic hedges are reported in “net gains (losses) on derivatives and hedging activities” together with the unrealized changes in fair value of the derivatives. For most of the first nine months of 2005, the Bank held approximately $1.4 billion of fixed rate available-for-sale securities that were in economic hedging relationships. The net interest expense on the associated interest rate swaps totaling approximately $26.7 million was included in net gains (losses) on derivatives and hedging activities and therefore excluded from the net interest spread calculation (representing approximately 4 basis points). During the third quarter of 2005, the Bank sold substantially all of the subject available-for-sale securities and terminated the associated interest rate swaps, resulting in a reduction of interest income on available-for-sale securities and a corresponding reduction in losses on derivatives and hedging activities.

Second, as discussed above, the Bank changed its dividend declaration and payment policy effective with the third quarter 2006 dividend. This change resulted in additional interest accruals on mandatorily redeemable capital stock during 2006, which reduced the Bank’s net interest spread by approximately 1 basis point.
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
Rate and Volume Analysis
Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2007 and 2006 and between 2006 and 2005. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(13)	$2	$(11)	$(4)	$9	$5
Federal funds sold	77	3	80	2	63	65
Investments
Trading	(1)	—	(1)	(2)	(2)	(4)
Available-for-sale	(17)	1	(16)	(148)	37	(111)
Held-to-maturity	9	11	20	(8)	117	109
Advances	(165)	95	(70)	(148)	687	539
Mortgage loans held for portfolio	(5)	—	(5)	(6)	—	(6)

Total interest income	(115)	112	(3)	(314)	911	597

Interest expense:
Interest-bearing deposits	(3)	1	(2)	35	41	76
Consolidated obligations:
Bonds	(264)	99	(165)	(289)	695	406
Discount notes	174	(8)	166	(15)	134	119
Mandatorily redeemable capital stock and other borrowings	(6)	(3)	(9)	(5)	7	2

Total interest expense	(99)	89	(10)	(274)	877	603

Changes in net interest income	$(16)	$23	$7	$(40)	$34	$(6)

As previously discussed, the Bank reports income/expense from its trading securities, certain of its available-for-sale securities, and certain of its consolidated obligations and advances in interest income/expense without the offsetting effects of the associated interest rate swaps. The changes in interest income on trading securities, available-for-sale securities and advances and the changes in interest expense on consolidated obligations reflected in the foregoing Yield and Spread and Rate and Volume Analyses have been offset to varying degrees by changes in the net interest income/expense on the associated interest rate exchange agreements recorded in other income. In 2005, the net interest income (expense) associated with economic hedge derivatives related to trading securities, available-for-sale securities and consolidated obligations was ($4.5 million), ($26.7 million) and $2.7 million, respectively. When combined with the associated interest rate exchange agreements, the average rates earned on the trading and available-for-sale securities were substantially lower during 2005 than the rates shown in the Yield and Spread

Analysis while the average rates paid on the consolidated obligations were somewhat lower in 2005 than the rates shown in the Yield and Spread Analysis. Further, when the effects of these interest rate exchange agreements are considered, the Bank’s net interest margin and net interest spread for 2005 were significantly lower than the rates shown in the Yield and Spread Analysis. The effects of these interest rate exchange agreements on the Bank’s net interest margin and net interest spread were not significant in 2007 or 2006. In addition, the effects of the economic hedge derivatives related to advances were insignificant in 2007, 2006 and 2005.

Other Income
The following table presents the various components of other income for the years ended December 31, 2007, 2006 and 2005.
OTHER INCOME
(In thousands of dollars)

	2007	2006	2005
Net gains on unhedged trading securities	$9	$—	$—

Net losses on hedged trading securities	(11)	(893)	(4,442)
Gains (losses) on economic hedge derivatives related to trading securities	(15)	956	4,585

Hedge ineffectiveness on trading securities	(26)	63	143

Net interest expense associated with economic hedge derivatives related to trading securities	(134)	(947)	(4,458)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	42	98	(26,698)
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligations	(320)	(991)	2,688
Net interest income (expense) associated with stand-alone economic hedge derivatives (basis swaps)	—	(283)	128
Net interest expense associated with economic hedge derivatives related to advances	(31)	(51)	(86)

Total net interest expense associated with economic hedge derivatives	(443)	(2,174)	(28,426)

Losses related to stand-alone economic hedge derivatives (caps)	(1,509)	(7,802)	(3,428)
Gains (losses) related to other stand-alone derivatives (basis swaps)	—	115	(67)
Gains (losses) related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	431	221	(61,728)

Total fair value losses related to economic hedge derivatives	(1,078)	(7,466)	(65,223)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains on advances and associated hedges	723	125	1,313
Net gains (losses) on debt and associated hedges	(1,349)	3,973	(6,882)
Net gains (losses) on AFS(1) securities and associated hedges	2,195	(871)	3,346

Total SFAS 133 fair value hedge ineffectiveness	1,569	3,227	(2,223)

Gains on early extinguishment of debt	1,255	746	2,475
Net realized gains on sales of AFS securities	—	—	245,395
Service fees	3,713	3,438	2,841
Other, net	4,506	3,445	2,603

Total other	9,474	7,629	253,314

Total other income	$9,505	$1,279	$157,585

(1)	Available-for-sale

(2)	Consolidated obligations
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

Prior to April 2007, the Bank used interest rate swaps to hedge the risk of changes in the fair value of most of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain (loss) of ($26,000), $63,000 and $143,000 in 2007, 2006 and 2005, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuated as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps were structured so that their notional balances mirrored the balance of the related trading securities and their pay leg coupons mirrored the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $0.8 million from 2006 to 2007 and by $3.5 million from 2005 to 2006, due primarily to a reduction in the notional balance of the interest rate swaps. The reductions in the notional balances corresponded to reductions of $25 million and $28 million, respectively, in the average balances of the trading securities portfolio.
Net interest expense associated with economic hedge derivatives related to available-for-sale securities declined by $56,000 from 2006 to 2007 and by $26.8 million from 2005 to 2006 due primarily to the fact that substantially all of the interest rate swaps that gave rise to this interest expense were terminated in August and September 2005 in connection with the sale of the hedged items.
Net interest expense associated with economic hedge derivatives related to consolidated obligations declined by $0.7 million from 2006 to 2007, as the notional amount of interest rate swaps giving rise to this interest expense declined during 2007 as a result of maturities and calls. Net interest income associated with economic hedge derivatives related to consolidated obligations declined by $3.7 million from 2005 to 2006. For most of these interest rate swaps, the Bank pays (or paid) a floating rate and receives (or received) a fixed rate; therefore, the increase in average interest rates during this period reduced the net amount of interest earned from period to period (for the year ended December 31, 2006, the net amount became an expense for the Bank).
As discussed previously, to reduce the impact that rising rates would have on its portfolio of capped CMO LIBOR floaters, the Bank had (as of December 31, 2007) entered into 14 interest rate cap agreements having a total notional amount of $6.5 billion. The premiums paid for these caps totaled $30.4 million, of which $1.1 million (for a cap having a notional amount of $1.8 billion) was paid during 2007 and $9.6 million (for caps having a notional amount of $2.5 billion) was paid during 2006. None of these caps were purchased during 2005.
The fair value of interest rate options, such as caps, is dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the capped CMO LIBOR floaters) and therefore can be a source of considerable volatility.
At December 31, 2007 and 2006, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $3.0 million and $3.3 million, respectively. The recorded fair value changes in the Bank’s cap agreements were a loss of $1.5 million for the year ended December 31, 2007, compared to losses of $7.8 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively. In 2007, the losses relating to the Bank’s interest rate caps were primarily due to declining interest rates and the passage of time. In 2006 and 2005, the losses relating to the Bank’s interest rate caps were attributable primarily to lower interest rate volatility and the passage of time.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In June 2004, the Bank entered into $4.7 billion (notional) of interest rate basis swaps that expired in March 2005. In November 2005 and February 2006, the Bank entered into interest rate basis swaps with aggregate notional amounts of $2.05 billion and $3.0 billion, respectively. Agreements with aggregate notional balances of $1.7 billion and $3.35 billion expired in June 2006 and August 2006, respectively. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the current relationship between one-month LIBOR and three-month LIBOR, and the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the basis swap. The Bank accounts for interest rate basis swaps as stand-alone derivatives. The recorded fair value changes in the Bank’s interest rate basis swaps was a gain of $115,000 for the year ended December 31, 2006, compared to a loss of $67,000 for the year ended December 31, 2005. The Bank was not a party to any interest rate basis swaps during the year ended December 31, 2007.
During 2007, 2006 and 2005, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during these periods, the Bank repurchased $134 million, $419 million and $3.1 billion, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $0.7 million, $0.7 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, during 2007, the Bank transferred consolidated obligations with an aggregate par value of $461 million to two of the other FHLBanks. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $0.5 million for the year ended December 31, 2007. No consolidated obligations were transferred to other FHLBanks during 2006 or 2005.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and a significant portion of its consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $1.6 million and $3.2 million in 2007 and 2006, respectively, and a net loss of $2.2 million in 2005. To the extent that hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2007, 2006 and 2005, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligations that were not in SFAS 133 hedging relationships was $0.4 million, $0.2 million and ($61.7 million), respectively; the vast majority of the losses in 2005 were attributable to interest rate swaps relating to certain available-for-sale securities and consolidated obligations that had either expired or been terminated by September 30, 2005. The expiration/termination of these economic hedge derivatives resulted in significantly lower earnings volatility in 2006 and 2007.
During the third quarter of 2005, the Bank sold $4.1 billion (par value) of securities classified as available-for-sale, including $1.3 billion (par value) that had been part of economic hedging relationships. Proceeds from the sales totaled $4.5 billion, resulting in net realized gains of $245.4 million. There were no sales of available-for-sale securities during the years ended December 31, 2007 or 2006.
In the preceding table, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. From 2006 to 2007 and from 2005 to 2006, letter of credit fees increased by $1.3 million and $0.8 million, respectively, as a result of increased use of this product. At December 31, 2007, 2006 and 2005, outstanding letters of credit totaled $3.9 billion, $3.5 billion and $2.8 billion, respectively.
Other Expenses
Total other expenses, which include the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $55.3 million, $49.8 million and $50.2 million in 2007, 2006 and 2005, respectively.

Compensation and benefits totaled $31.0 million for the year ended December 31, 2007, compared to $23.6 million for the year ended December 31, 2006. The increase of $7.4 million was due in part to an increase in the Bank’s average headcount, from 157 employees in 2006 to 176 employees in 2007. The increase in headcount was due in large part to increased regulatory compliance requirements. At December 31, 2007, the Bank employed 176 people, a net increase of 8 employees from the prior year end. In addition, expenses relating to the Bank’s short-term incentive compensation plan (known as the Variable Pay Program) increased by approximately $2.6 million in 2007 as compared to 2006, due to a higher level of goal achievement in 2007 and, to a lesser extent, the increase in the Bank’s headcount. The balance of the increase in compensation and benefits was due primarily to merit and cost-of-living adjustments.
Compensation and benefits were $23.6 million for the year ended December 31, 2006, compared to $21.9 million for the year ended December 31, 2005. The increase of $1.7 million was due primarily to an increase in the Bank’s average headcount, which rose from 138 employees during the year ended December 31, 2005 to 157 employees during the year ended December 31, 2006. The increase in expenses associated with higher headcount was partially offset by a $0.9 million decline in awards earned under the Bank’s Variable Pay Program, which was due to a lower level of goal achievement during 2006 as compared to 2005. In addition, the Bank capitalized approximately $0.7 million of compensation and benefits related to the development of internal use computer software during 2006. No compensation and benefits were capitalized during 2005.
On August 17, 2006, the Pension Protection Act was signed into law. The major provisions of this statute are effective for plan years beginning on or after January 1, 2008 (July 1, 2008 for the Bank). Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. The Bank has not determined the exact effect that this statute will have on the timing or amount of payments it is required to make to the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a multiemployer defined benefit plan in which the Bank participates. The Bank expects, however, that the amount of its required annual contributions to the Pentegra DB Plan will increase in at least the first several plan years after the legislation becomes effective. Based in part on the provisions of this legislation, the Bank’s Board of Directors elected in late 2006 to freeze the Pentegra DB Plan by closing it to new participants effective January 1, 2007. As a result of this change, employees hired on or after January 1, 2007 are not eligible to participate in the Pentegra DB Plan. Employees hired prior to January 1, 2007 remain in the Pentegra DB Plan and continue to accrue benefits in accordance with the provisions thereof. For employees hired on or after January 1, 2007, the Bank offers an enhanced defined contribution plan.
Other operating expenses for the year ended December 31, 2007 were $20.9 million, compared to $22.8 million for the year ended December 31, 2006. During 2006, the Bank incurred approximately $1.9 million of professional fees related to an internal project designed to enhance the documentation of management decision-making processes. No such fees were incurred in 2007. Excluding these professional fees and the disaster relief grants discussed below, the Bank’s other operating expenses increased by $0.5 million from 2006 to 2007.
Other operating expenses for the year ended December 31, 2006 were $22.8 million, a $1.8 million decrease from other operating expenses of $24.6 million for the year ended December 31, 2005. In September 2005, the Bank established a special $5.0 million Disaster Relief Grant Program to support members’ efforts to fund redevelopment in areas impacted by Hurricanes Katrina and Rita. Under this program, the Bank disbursed approximately $4.5 million and $0.5 million in grants during 2005 and 2006, respectively. This $4.0 million reduction in expenses from 2005 to 2006 was partially offset by the professional fees associated with the internal project discussed above. Excluding the disaster relief grants and referenced professional fees, the Bank’s other operating expenses increased by $0.3 million from 2005 to 2006.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $3.4 million, $3.4 million and $3.7 million in 2007, 2006 and 2005, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the

Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2007, 2006 and 2005, the Bank’s AHP assessments totaled $15.0 million, $15.0 million and $28.1 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the years ended December 31, 2007, 2006 and 2005, the Bank charged $32.4 million, $30.5 million and $60.4 million, respectively, of REFCORP assessments to earnings.
Regulatory Developments
Nontraditional and Subprime Residential Mortgage Loans
On April 12, 2007, the Finance Board issued Advisory Bulletin 2007-AB-01: “Nontraditional and Subprime Residential Mortgage Loans” (“AB 2007-01”), that requires FHLBanks to adopt and implement policies and risk management practices that establish appropriate limits for, and appropriate mitigation of, credit risk arising from nontraditional and subprime residential mortgage loans. During the quarter ended June 30, 2007, the Bank completed a review of its exposures arising from nontraditional and subprime residential mortgage loans in three areas: (i) its MPF portfolio, (ii) loans underlying residential MBS owned by the Bank, and (iii) residential mortgage loans and residential MBS securing advances to members and non-member borrowers. As a result of its review, the Bank determined that subprime and nontraditional loans did not pose an appreciable risk to its MPF portfolio or residential MBS portfolio. Further, with respect to residential mortgage loans and residential MBS securing advances to members and non-member borrowers, the Bank did not believe any such collateral with nontraditional or subprime characteristics posed a material credit risk to the Bank. In order to comply with AB 2007-01, however, the Bank amended its credit policies by (i) providing for increased monitoring of the extent to which members originate and hold such loans, (ii) establishing procedures for a comprehensive review of members’ lending policies and practices with respect to nontraditional and subprime loans for those that hold such loans in amounts in excess of pre-established thresholds and (iii) obtaining certifications from members regarding their compliance with the regulatory requirements of their primary federal banking regulators with respect to subprime and nontraditional lending.
Based upon its increased monitoring and reviews, the Bank continues to believe that subprime and nontraditional loans do not pose an appreciable risk to its MPF portfolio or residential MBS portfolio. In addition, with respect to residential mortgage loans and residential MBS securing advances to members and non-member borrowers, the Bank continues to believe that any such collateral with nontraditional or subprime characteristics does not pose a material credit risk to the Bank.
Temporary Authorization to Invest in Additional Agency Mortgage Securities
On March 24, 2008, the Board of Directors of the Finance Board passed, by notational vote, a resolution authorizing the FHLBanks to increase their purchases of agency mortgage securities. This resolution was effective immediately.
Pursuant to the resolution, the limit on FHLBanks’ MBS investment authority was temporarily increased from 300 percent of total capital to 600 percent of total capital (as of the prior month end at the time new investments are made). The resolution requires, among other things, that a FHLBank notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including CMOs or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.

The expanded investment authority granted by this resolution will expire on March 31, 2010, after which a FHLBank may not purchase additional mortgage securities if such purchases would exceed an amount equal to 300 percent of its total capital provided, however, that the expiration of the expanded investment authority will not require any FHLBank to sell any agency mortgage securities it purchased in accordance with the terms of the resolution.
While the Bank has not yet had an opportunity to fully consider this resolution, it currently anticipates that it will utilize a portion of this expanded authority to purchase additional agency RMBS that are similar to the majority of the securities the Bank currently holds in its MBS portfolio.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investment alternatives relative to the Bank’s funding costs vary. Overnight federal funds typically comprise the majority of the portfolio. At December 31, 2007, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties (including another FHLBank) and 30-day commercial paper, totaled $8.5 billion.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2007, the Bank assumed consolidated obligation bonds from the FHLBank of New York with par amounts of $323 million. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2006. During the year ended December 31, 2005, the Bank assumed consolidated obligation bonds from the FHLBank of Chicago with par amounts of $425 million.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments). Furthermore, the Bank has access to borrowings from the other FHLBanks.
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2007, the Bank’s estimated operational liquidity requirement was $6.1 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $8.7 billion.
The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2007, the Bank’s estimated contingent liquidity requirement was $9.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $5.3 billion.
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
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent in the future. If, however, the Bank were unable to issue consolidated obligations for an extended period of time, the Bank would eventually exhaust the availability of purchased federal funds, repurchase agreements and borrowings from other FHLBanks as sources of funds, and the Bank would be able to finance its operations only to the extent that the cash inflows from its interest-earning assets and proceeds from maturing assets exceeded the balance of principal and interest that came due on its debt obligations and the funds needed to pay its operating expenses. Once these sources of funds had been exhausted, and if access to the market for consolidated obligations was not again available, the Bank’s ability to conduct its operations would be compromised. If the Bank were unable to raise funds by issuing consolidated obligations, it is likely that the other FHLBanks would have similar difficulties issuing debt. It is also possible that an event (such as a natural disaster) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements. If this were the case, the Bank’s ability to conduct its operations would be compromised even earlier than if these funding sources were available.
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2007.
CONTRACTUAL OBLIGATIONS
(In millions of dollars)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$9,904.3	$10,462.3	$5,782.5	$6,589.8	$32,738.9
Mandatorily redeemable capital stock	14.7	1.8	66.0	—	82.5
Operating leases	0.4	0.5	—	—	0.9
Purchase obligations
Advances	58.7	2.4	—	—	61.1
Letters of credit	3,585.1	267.2	15.1	12.2	3,879.6

Total contractual obligations	$13,563.2	$10,734.2	$5,863.6	$6,602.0	$36,763.0

The table above excludes derivatives and obligations with contractual payments having an original maturity of one year or less. The distribution of long-term debt is based upon contractual maturities. The actual distribution of long-term debt could be impacted by factors affecting redemptions such as call options.
The above table presents the Bank’s mandatorily redeemable capital stock by year of earliest mandatory redemption, which is the earliest time at which the Bank is required to repurchase the shareholder’s capital stock. The earliest mandatory redemption date is based on the assumption that the activities associated with the activity-based stock will be concluded by the time the notice of redemption or withdrawal expires. However, the Bank expects to repurchase activity-based stock as the associated activities are reduced, which may be before or after the expiration of the five-year redemption/withdrawal notice period. As discussed above in the section entitled “Financial Condition – Advances,” the Bank’s fifth largest shareholder (and borrower) is a non-member institution that acquired a Bank member and relocated such member’s charter out of the Bank’s district on July 1, 2007. As of December 31, 2007, the shareholder held $60.7 million of mandatorily redeemable capital stock which is not required to be redeemed until 2012. The Bank repurchased $24.5 million of such stock in January 2008 as part of its regular quarterly repurchase of surplus stock. The Bank currently anticipates that it will repurchase approximately $8.0 million of additional stock from this shareholder in 2008 and approximately $25.0 million in 2009, as the institution’s advances mature and are repaid.
In addition to the above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of their activity-based investment requirement and, in the case of a member, their membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. Excess capital stock totaled $331.3 million at December 31, 2007, of which $28.5 million was classified as mandatorily redeemable.
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
The initial term of the Agreement commenced on July 20, 2006 and ends on December 31, 2008 (the “Initial Term”). The Agreement will then automatically renew for successive three-year terms (each a “Renewal Term”) unless at least one year prior to the end of the Initial Term or any Renewal Term at least one-third of the FHLBanks give notice to the other FHLBanks and the Office of Finance of their intention to terminate the Agreement at the end of such Initial Term or Renewal Term. The notice must include an explanation from those FHLBanks of their reasons for taking such action. Under the terms of the Agreement, the FHLBanks and the Office of Finance have agreed to endeavor in good faith to address any such reasons by amending the Agreement so that all FHLBanks and the Office of Finance agree that the Agreement, as amended, will remain in effect. As of December 31, 2007, no FHLBank had given notice to the other FHLBanks and the Office of Finance of its desire to terminate the Agreement.
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
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2007, the Bank’s credit risk, market risk and operations risk capital requirements were $160 million, $177 million and $101 million, respectively. These requirements were $148 million, $195 million and $103 million, respectively, at December 31, 2006.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital to assets ratio of four percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital to assets ratio in an amount at least equal to five percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2007 or December 31, 2006. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Board. At all times during the three years ended December 31, 2007, the Bank was in compliance with these requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of December 31, 2007 and 2006.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	December 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Risk-based capital	$438	$2,688	$446	$2,598

Total capital	$2,545	$2,688	$2,226	$2,598
Total capital-to-assets ratio	4.00%	4.22%	4.00%	4.67%

Leverage capital	$3,182	$4,032	$2,783	$3,898
Leverage capital-to-assets ratio	5.00%	6.34%	5.00%	7.00%
From January 1, 2005 through September 29, 2005, the Bank’s Risk Management Policy contained a minimum total capital-to-assets target ratio of 4.25 percent, higher than the 4.00 percent ratio required under the Finance Board’s rules. The target ratio is subject to change by the Bank as it deems appropriate, subject to the Finance Board’s minimum requirements. On September 29, 2005, the Bank reduced the minimum total capital-to-assets target ratio to 4.10 percent.
Throughout the period from January 1, 2005 to July 31, 2005 (prior to the restatement described in the Bank’s Amended Form 10), the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s target operating capital ratio based upon the Bank’s pre-restatement capital and total assets for those periods. However, based upon its restated results, the Bank’s total capital-to-assets ratio at June 30, 2005 and July 31, 2005 was 4.09 percent and 4.10 percent, respectively. These ratios would suggest retrospectively that the Bank’s target capital-to-

assets ratio was not met at all times during the subject period, although the Bank’s total capital-to-assets ratio, based on its restated financial results, never fell below the regulatory minimum during that period.
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
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and, on occasion, floor agreements to manage its exposure to changes in interest rates. Through the use of these derivatives, the Bank may adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve its risk management objectives. By regulation, the Bank may only use derivatives to mitigate identifiable risks. Accordingly, all of the Bank’s derivatives are positioned to offset interest rate risk exposures inherent in its investment, funding and member lending activities.
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
As of December 31, 2007, the Bank’s derivatives portfolio included $8.2 billion (notional amount) that was accounted for using the short-cut method, $26.0 billion (notional amount) that was accounted for using the long-haul method, and $6.7 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2006, the Bank’s derivatives portfolio included $8.1 billion (notional amount) that was accounted for using the short-cut method, $37.9 billion (notional amount) that was accounted for using the long-haul method, and $5.7 billion (notional amount) that did not qualify for hedge accounting.
Estimation of Fair Values
Certain of the Bank’s assets and liabilities, including derivatives and investments classified as available-for-sale and trading, are presented in the statements of condition at fair value. Prior to the effective date of SFAS No. 157, “Fair Value Measurements” (discussed below), the fair value of an asset or liability is generally defined as the amount at which an asset could be bought or sold, or a liability could be incurred or settled in a current transaction between willing parties (that is, other than in a forced or liquidation sale). Fair values are estimated based upon quoted market prices where available. However, most of the Bank’s financial instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. In these cases, and in those instances where the Bank is calculating periodic changes in the benchmark fair values of hedged items for purposes of SFAS 133, such values are estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, prepayments, market volatility and other factors, taking into account current observable market data and experience. These assumptions may have a significant effect on the reported carrying values of assets and liabilities, including derivatives, and the related income and expense. The use of different assumptions could result in materially different net income and reported carrying values.
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
As of December 31, 2007, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $2.7 million and $8.1 million, respectively. At that date, the carrying values of these investment securities totaled $2.1 billion and $3.1 billion, respectively.
The Bank uses the contractual method to amortize premiums and accrete discounts on mortgage loans. The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.
Recently Issued Accounting Standards and Interpretations
SFAS 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption was permitted, provided an entity had not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank adopted SFAS 157 as of January 1, 2008 and the adoption did not have a material effect on its results of operations or financial condition.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. The Bank adopted SFAS 159 on January 1, 2008. To date, the Bank has not elected the fair value option for any of its financial assets or liabilities; as a result, the implementation of SFAS 159 has not had any effect on the Bank’s results of operations or financial condition.
FASB Staff Position (“FSP”) FIN 39-1
In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements in its balance sheet. This policy, once adopted, must be applied consistently (i.e., either both the fair value amounts of the derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be offset or all of these amounts must be presented on a gross basis in the balance sheet). The accounting policy related to offsetting fair value amounts, as well as the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral, must be disclosed. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The effects of applying FSP FIN 39-1 are required to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Prior to the adoption of FSP FIN 39-1 on January 1, 2008, the Bank offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Beginning January 1, 2008, the Bank has elected to offset both the fair value amounts of derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. Accordingly, a portion of the Bank’s interest-bearing deposits (both assets and liabilities) and the interest accrued thereon will be reclassified to derivative assets and derivative liabilities in any comparative statements of condition presented in financial statements filed for periods after December 31, 2007. These reclassifications will have no effect on the Bank’s results of operations. The retrospective adjustments that will be made to the Bank’s statement of condition as of December 31, 2007 will be as follows (in thousands):

	As Presented	Retrospective	After Application
	on Page F-4	Adjustment	of FSP FIN 39-1
Interest-bearing deposits	$120,021	$(119,047)	$974
Accrued interest receivable	189,005	(170)	188,835
Derivative assets	123,165	(57,202)	65,963
Total assets	63,634,675	(176,419)	63,458,256

Interest-bearing deposits	3,192,085	(104,337)	3,087,748
Accrued interest payable	341,729	(403)	341,326
Derivative liabilities	94,918	(71,679)	23,239
Total liabilities	61,029,503	(176,419)	60,853,084
Total liabilities and capital	63,634,675	(176,419)	63,458,256
Statement 133 Implementation Issue No. 23 (“Issue E23”)
In January 2008, the FASB issued Issue E23, “Issues Involving Application of the Shortcut Method under Paragraph 68.” Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank did not have any preexisting hedging relationships utilizing the shortcut method which required dedesignation upon the adoption of Issue E23. Further, the adoption of Issue E23 is not expected to have any effect on the Bank’s future results of operations or financial condition.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The adoption of SFAS 161 is not expected to have any impact on the Bank’s results of operations or financial condition. The Bank has not yet determined the extent to which these requirements will modify or augment its existing disclosures, nor has it determined whether it will early adopt this standard.

Statistical Financial Information
Investment Portfolio
The following table summarizes the Bank’s trading securities at December 31, 2007, 2006 and 2005.
TRADING SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2007	2006	2005
Mortgage-backed securities issued by government-sponsored enterprises	$—	$22,204	$43,837
Other	2,924	2,295	1,907

Total carrying value	$2,924	$24,499	$45,744

As of December 31, 2007, the Bank’s trading securities were comprised solely of mutual fund investments, which do not have contractual maturities. The average yield on these securities was 3.2% at December 31, 2007.
The following table summarizes the Bank’s available-for-sale securities at December 31, 2007, 2006 and 2005.
AVAILABLE-FOR-SALE SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2007	2006	2005
Government-sponsored enterprises	$56,930	$51,290	$88,056
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	35,423	35,266	35,713
FHLBank of San Francisco (primary obligor)	6,766	6,675	6,674

	99,119	93,231	130,443

Mortgage-backed securities
Government-sponsored enterprises	169,180	432,391	643,347
Other	93,791	189,149	241,094

	262,971	621,540	884,441

Total carrying value	$362,090	$714,771	$1,014,884

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

The following table presents supplemental information regarding the maturities and yields of the Bank’s available-for-sale securities as of December 31, 2007. Maturities are based on the contractual maturities of the securities.
AVAILABLE-FOR-SALE SECURITIES
MATURITIES AND YIELD
(In thousands of dollars)

	Book Value	Yield
Government-sponsored enterprises
After ten years	$56,930	7.65%

	$56,930	7.65%

FHLBank consolidated obligations
After one year through five years	$42,189	6.27%

	$42,189	6.27%

Mortgage-backed securities
Within one year	$152,994	5.87%
After one year through five years	98,436	7.15
After ten years	11,541	6.75

	$262,971	6.39%

The following table summarizes the Bank’s held-to-maturity securities at December 31, 2007, 2006 and 2005.
HELD-TO-MATURITY SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2007	2006	2005
Commercial paper	$993,629	$—	$—
U.S. government guaranteed obligations	75,342	87,125	164,513
State or local housing agency obligations	4,810	5,965	6,810

	1,073,781	93,090	171,323

Mortgage-backed securities
U.S. government guaranteed obligations	34,066	43,556	61,107
Government-sponsored enterprises	5,910,467	5,163,238	5,574,518
Other	1,516,353	1,894,710	2,397,694

	7,460,886	7,101,504	8,033,319

Total carrying value	$8,534,667	$7,194,594	$8,204,642

The following table presents supplemental information regarding the maturities and yields of the Bank’s held-to-maturity securities as of December 31, 2007. Maturities are based on the contractual maturities of the securities.
HELD-TO-MATURITY SECURITIES
MATURITIES AND YIELD
(in thousands of dollars)

	Book Value	Yield
Commercial paper
Within one year	$993,629	4.51%

	$993,629	4.51%

U.S. government guaranteed obligations
Within one year	$2,415	4.63%
After one year through five years	1,112	4.92
After five years through ten years	26,504	5.08
After ten years	45,311	4.73

	$75,342	4.85%

State or local housing agency obligations
After ten years	$4,810	5.64%

	$4,810	5.64%

Mortgage-backed securities
Within one year	$38,127	6.11%
After one year through five years	369,501	6.73
After five years through ten years	130,391	5.31
After ten years	6,922,867	5.23

	$7,460,886	5.31%

U.S. Government and government-sponsored agencies were the only issuers whose securities exceeded ten percent of the Bank’s total capital at December 31, 2007.
Loan Portfolio Analysis
The Bank’s outstanding loans, nonaccrual loans, and loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2007 were as follows:
COMPOSITION OF LOANS
(In thousands of dollars)

	Year ended December 31,
	2007	2006	2005	2004	2003
Advances	$46,298,158	$41,168,141	$46,456,958	$47,112,017	$40,595,327

Real estate mortgages	$381,468	$449,626	$542,478	$706,203	$971,500

Nonperforming real estate mortgages	$312	$466	$2,375	$938	$1,133

Real estate mortgages past due 90 days or more and still accruing interest(1)	$2,854	$4,557	$6,418	$11,510	$19,975

Interest contractually due during the year on nonaccrual loans	$21

Interest actually received during the year on nonaccrual loans	$12

(1)	Only government guaranteed loans continue to accrue interest after they become ninety days past due.

Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2007 is presented below. All activity relates to domestic real estate loans.
ALLOWANCE FOR CREDIT LOSSES
(In thousands of dollars)

	2007	2006	2005	2004	2003
Balance, beginning of year	$267	$294	$355	$387	$437
Chargeoffs	(4)	(27)	(5)	(6)	(23)
Provision (release of allowance) for credit losses	—	—	(56)	(26)	(27)

Balance, end of year	$263	$267	$294	$355	$387

Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2007.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.5%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	0.9
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	13.2
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	71.2
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.2

100.0%

Deposits
Time deposits in denominations of $100,000 or more totaled $210.6 million at December 31, 2007. These deposits mature as follows: $208.7 million in less than three months, $0.4 million in three to six months and the remaining $1.5 million in six to twelve months.
Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes for the years ended December 31, 2007, 2006 and 2005 is provided in the following table.
DISCOUNT NOTE BORROWINGS
(In millions of dollars)

	December 31,
	2007	2006	2005
Outstanding at year-end	$24,120	$8,226	$11,220
Weighted average rate at year-end	4.20%	5.11%	3.83%
Daily average outstanding for the year	$11,336	$7,807	$8,237
Weighted average rate for the year	4.90%	5.00%	3.29%
Highest outstanding at any month-end	$24,120	$12,173	$14,516

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
The Bank manages the potential prepayment risk embedded in mortgage assets by purchasing floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio.
The Bank utilizes risk measurements to monitor these risks. The Bank has made a substantial investment in sophisticated financial modeling systems to measure and analyze interest rate risk. These systems enable the Bank to routinely and formally measure its market value of equity and income sensitivity profiles under numerous interest rate scenarios, including scenarios of significant market stress. Management regularly monitors this information and provides the Bank’s Board of Directors with risk measurement reports. The Bank utilizes these periodic assessments when developing its funding and hedging strategies.
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
Business Objectives
The Bank serves as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing consolidated obligations in the capital markets and lending the proceeds to member institutions at slightly higher rates. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank’s goal is to manage its assets and liabilities in such a way that its net interest spread is consistent across a wide range of interest rate environments.
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
Between December 2006 and December 2007, under scenarios that estimate the market value of equity under down 200 basis point interest rate shocks, the percentage increase (decrease) in the estimated market value of equity from the base case has ranged from (0.86 percent) to 2.67 percent. Under scenarios that estimate the market value of equity under up 200 basis point interest rate shocks, the percentage decrease in the estimated market value of equity from the base case has ranged from 4.00 percent to 6.27 percent. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2006 to December 2007. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points		Down 200 Basis Points		Up 100 Basis Points		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case	of Equity	Base Case
December 2006	$2.575	$2.471	-4.05%	$2.567	-0.34%	$2.540	-1.37%	$2.580	0.17%

January 2007	2.450	2.352	-4.00%	2.429	-0.86%	2.421	-1.20%	2.447	-0.12%
February 2007	2.447	2.340	-4.35%	2.440	-0.25%	2.411	-1.47%	2.452	0.23%
March 2007	2.360	2.235	-5.28%	2.366	0.28%	2.315	-1.91%	2.372	0.54%

April 2007	2.057	1.939	-5.74%	2.062	0.24%	2.015	-2.04%	2.068	0.53%
May 2007	2.123	2.035	-4.15%	2.115	-0.38%	2.091	-1.51%	2.127	0.19%
June 2007	2.115	2.017	-4.63%	2.121	0.28%	2.076	-1.84%	2.130	0.71%

July 2007	1.975	1.862	-5.72%	2.004	1.47%	1.925	-2.53%	2.001	1.32%
August 2007	2.232	2.124	-4.84%	2.255	1.03%	2.184	-2.15%	2.255	1.03%
September 2007	2.396	2.257	-5.80%	2.433	1.54%	2.336	-2.50%	2.427	1.29%

October 2007	2.404	2.269	-5.62%	2.422	0.73%	2.349	-2.30%	2.427	0.95%
November 2007	2.372	2.255	-4.96%	2.393	0.88%	2.326	-1.97%	2.394	0.94%
December 2007	2.556	2.396	-6.27%	2.625	2.67%	2.492	-2.51%	2.604	1.87%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2006 through December 2007.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2006	0.38	(0.37)	0.02	0.74	2.05	3.47	(0.23)	(0.47)

January 2007	0.35	(0.35)	—	0.46	2.02	3.72	(0.49)	(0.64)
February 2007	0.38	(0.36)	0.02	0.80	2.21	3.78	(0.19)	(0.41)
March 2007	0.38	(0.35)	0.03	1.16	2.70	4.26	0.08	(0.23)

April 2007	0.42	(0.38)	0.04	1.22	2.93	4.83	0.05	(0.20)
May 2007	0.38	(0.36)	0.02	0.87	2.11	3.25	(0.28)	(0.49)
June 2007	0.38	(0.34)	0.04	1.33	2.36	3.33	0.11	(0.51)

July 2007	0.43	(0.36)	0.07	1.97	2.97	3.63	0.71	(0.16)
August 2007	0.38	(0.33)	0.05	1.60	2.55	2.90	0.49	(0.39)
September 2007	0.38	(0.31)	0.07	1.90	3.05	3.55	0.74	(0.24)

October 2007	0.39	(0.34)	0.05	1.64	2.93	3.76	0.35	(0.56)
November 2007	0.38	(0.33)	0.05	1.47	2.54	3.43	0.41	(1.07)
December 2007	0.37	(0.30)	0.07	2.18	3.39	4.40	1.16	0.27
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
As of December 31, 2007, the Bank also holds approximately $6.8 billion of floating rate CMOs that reset monthly in accordance with one month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 7.0 and 8.0 percent. To offset a portion of the potential risk that the coupon on these securities might reach their caps at some point in the future, the Bank currently holds a total of $6.5 billion of stand-alone interest rate caps with strike rates of 6.75 percent, 7.0 percent and 8.0 percent and maturities ranging from 2008 to 2011. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2006 and 2007, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default and the related collateral, if any, was of no value to the Bank. These agreements generally establish a maximum unsecured credit exposure threshold of $1 million that one party may have to the other. Once the counterparties agree to the valuations of the interest rate exchange agreements, and it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero.
As of both December 31, 2007 and 2006, the Bank had outstanding interest rate derivative contracts with 18 different counterparties, all of which had long-term credit ratings of A3 or higher. None of these counterparties are member institutions, and none were affiliated with a member prior to March 31, 2005. Affiliates of two of the Bank’s counterparties (Citigroup and Wachovia) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. The Bank has continued to enter into interest rate exchange agreements with Citigroup and Wachovia in the normal course of business and under the same terms and conditions since the member acquisitions were completed.
A large percentage of the transactions, representing 75 percent and 88 percent, respectively, of the notional principal of the derivatives and 65 percent and 100 percent, respectively, of the maximum credit exposure, were with counterparties having ratings of Aa3 or higher. As of December 31, 2007 and 2006, the Bank’s maximum credit exposure to its interest rate derivative counterparties was $133.6 million and $95.2 million, respectively. At December 31, 2007, the Bank held $103.3 million of collateral related to this exposure and had rights to an additional $30.3 million of collateral which was not yet received, reducing the maximum credit exposure to zero. At December 31, 2006, the Bank held $53.3 million of collateral and had rights to an additional $44.3 million of collateral which was not yet received, reducing the maximum credit exposure to zero. The credit ratings referred to above were provided by Moody’s. The following table provides additional information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2007 and 2006.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Cash
Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
December 31, 2007
Aaa	5	$13,366.3	$17.9	$10.5	$7.4	$—
Aa(4)	10	17,362.3	68.4	45.8	22.6	—
A	3	10,240.0	47.3	47.0	0.3	—

Total	18	$40,968.6	$133.6	$103.3	$30.3	$—

December 31, 2006
Aa(4)	16	$45,670.8	$95.2	$53.3	$44.3	$—
A	2	5,987.3	—	—	—	—

Total	18	$51,658.1	$95.2	$53.3	$44.3	$—

(1)	Credit ratings shown in the table are provided by Moody’s and are as of December 31, 2007 and December 31, 2006, respectively. The year-end 2007 ratings for each of the Bank’s counterparties remain the same as of March 21, 2008 with two exceptions. As of March 21, 2008, Moody’s assigned a long-term credit rating of Aaa to one of the Bank’s counterparties that was rated A2 as of December 31, 2007. In addition, Moody’s lowered its long-term credit rating on one of the Bank’s other counterparties from Aa1 at December 31, 2007 to Aa3 as of March 21, 2008. The Bank did not have any credit exposure to either of these counterparties at December 31, 2007.

(2)	Includes amounts that had not settled as of December 31, 2007 and December 31, 2006.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2007 and December 31, 2006 credit exposures. Collateral valued at $29.9 million and $44.0 million was delivered under these agreements in early January 2008 and early January 2007, respectively.

(4)	The figures for Aa-rated counterparties as of December 31, 2007 and December 31, 2006 include transactions with one counterparty that became affiliated with a member institution in 2005. This member’s Ninth District Charter was terminated on October 1, 2006 and as of December 31, 2007 the counterparty is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.7 billion and $2.2 billion as of December 31, 2007 and December 31, 2006, respectively, and did not represent a credit exposure to the Bank at either of those dates. In addition, the figures for Aa-rated counterparties as of December 31, 2007 and December 31, 2006 include transactions with a counterparty that became affiliated with a member institution in 2006. Transactions with this counterparty as of December 31, 2007 and December 31, 2006 had an aggregate notional principal of $0.2 billion and $0.4 billion, respectively. These transactions represented a credit exposure of $2.0 million to the Bank as of December 31, 2007. Transactions with this counterparty did not represent a credit exposure to the Bank at December 31, 2006.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2007, 2006 and 2005, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-46.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2007 and 2006.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$730,781	$678,694	$721,592	$755,415	$2,886,482

Net interest income	56,633	52,943	54,093	59,357	223,026

Other income (loss)
Net gains (losses) on trading securities	(19)	8	38	(29)	(2)
Net gains (losses) on derivatives and hedging activities	2,125	(2,218)	857	(731)	33
Gains on early extinguishment of debt	97	34	1,123	1	1,255
Service fees and other, net	1,972	2,093	2,053	2,101	8,219

Other expense	13,023	13,646	13,348	15,279	55,296

Net income	34,952	28,706	32,827	33,293	129,778

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$676,154	$702,557	$757,911	$752,580	$2,889,202

Net interest income	51,918	51,672	55,328	57,374	216,292

Other income (loss)
Net gains (losses) on trading securities	(657)	(395)	231	(72)	(893)
Net gains (losses) on derivatives and hedging activities	(3,024)	(1,034)	(4,622)	3,223	(5,457)
Gains (losses) on early extinguishment of debt	856	267	145	(522)	746
Service fees and other, net	1,639	1,671	1,787	1,786	6,883

Other expense	12,885	13,605	11,162	12,168	49,820

Net income	27,560	27,896	30,448	36,276	122,180

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2007 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal controls over financial reporting as of December 31, 2007, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Bank’s Board of Directors is comprised of 19 directorships. Eleven directors are elected by the Bank’s member institutions in state-by-state elections and eight directors are appointed by the Finance Board.
Directors serve three-year terms that commence on January 1 and end on December 31. Elected directors cannot serve more than three consecutive terms. There is no limit on the number of terms that an appointed director can serve.
Elected Directors
Each year the Finance Board designates the number of elective directorships for each state in the Bank’s district. The Finance Board allocates the elective directorships among the states in the Bank’s district as follows: (1) one elective directorship is allocated to each state; (2) if the total number of elective directorships allocated pursuant to clause (1) is less than eight, the Finance Board allocates additional elective directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of elective directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Board allocates such additional elective directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Board may approve additional discretionary elective directorships. The Finance Board’s annual designation of the Bank’s elective directorships for 2007 and 2008 was as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the elective directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 6 (the number of elective directorships for Texas includes two discretionary elective directorships).
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
Candidates for elective directorships are nominated by members located in the state to be represented by that particular directorship. In certain cases, it is possible for directors to be elected without a vote, such as when the number of nominees from a state is equal to or less than the number of directorships to be filled from that state. In that case, the Bank will notify the members in the affected voting state in writing (in lieu of providing a ballot) that the directorships are to be filled without an election due to a lack of nominees.
For each directorship that is to be filled in an election, each member institution that is located in the state to be represented by the directorship is entitled to cast one vote for each share of capital stock that the member was required to hold as of the Record Date; provided, however, that the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of capital stock that are required to be held as of the Record Date by all members located in the state to be represented. The effect of limiting the number of shares that a member may vote to the average number of shares required to be held by all members in the member’s state is generally to equalize voting rights among members. Members required to hold the largest number of shares above the average generally have proportionately less voting power, and members required to hold a number of shares closer to or below such average have proportionately greater voting power than would be the case if each member were entitled to cast one vote for each share of stock it was required to hold. A member may not split its votes among multiple nominees for a single directorship, nor, where there are multiple directorships to be filled for a voting state, may it cumulatively vote for a single nominee. Any ballots cast in violation of these restrictions are void.
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
Appointed Directors
The Finance Board has the sole responsibility for appointing individuals to the boards of directors of the FHLBanks. To be eligible to serve as an appointed director, a person must be: (1) a citizen of the United States and (2) a resident in the Bank’s district. Additionally, an appointed director is prohibited from serving as an officer of any FHLBank or as a director or officer of a member of the Bank, except that an appointed director may serve as a director or officer of a holding company that controls one or more members of the Bank if the assets of all such members constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Lastly, an appointed director is prohibited from holding debt or equity securities or other financial interests in a member of the Bank, subject to certain exceptions for (1) investments in legally-recognized entities that own securities issued by a member if the director neither controls the entity nor participates in the purchase or sale of the securities owned by the entity, (2) securities issued by a member that the director owns through an account managed by a registered investment adviser, if the director pays a fee for advisory services, has given the investment adviser complete discretion to buy and sell all securities in the account, is not affiliated with the investment adviser and has no control over the selection of securities acquired for the account, (3) securities issued by a holding company that controls one or more members of the Bank if the assets of all such members constitute less than 35 percent of the assets of the holding company, on a consolidated basis, (4) loans obtained from and deposit accounts with a member occurring in the ordinary course of business of the member on terms that are no more favorable than those that would be available under like circumstances to members of the public, and (5) contractual relationships with members of the Bank that include a contractual right to the payment of money if the amount due to the director under such contracts in any calendar year is less than 10 percent of the director’s adjusted gross income for that calendar year. In determining whether an appointed director has a prohibited financial interest, the Finance Board attributes to the appointed director any securities owned by the director’s spouse or minor children and any contractual relationships between a member and the appointed director’s spouse. Appointed directors must disclose to the Finance Board all financial interests (including attributed financial interests) in members of the Bank, regardless of whether the financial interest is prohibited or permitted under the rules and regulations of the Finance Board. By statute, at least two of the appointed directors must be representatives from organizations with more than a two-year history of representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections. In the event of a vacancy in any appointive directorship, such vacancy is to be filled through appointment by the Finance Board for the unexpired term.
On March 27, 2007, the Finance Board adopted a final rule establishing procedures for the selection of appointed directors to the boards of the FHLBanks. Annually, on or before October 1, the board of directors of each FHLBank must submit to the Finance Board for its consideration a list of nominees who meet the statutory eligibility requirements and are otherwise well-qualified to fill the appointive directorships that will become vacant at the end of that calendar year. Also, in the event of a vacancy in any appointive directorship, the board of directors of that FHLBank must submit to the Finance Board, promptly after the vacancy arises, a list of nominees who meet the statutory eligibility requirements and are otherwise well-qualified to fill the vacant directorship. Under the final rule, each FHLBank is required to submit one nominee for each vacant appointive directorship and is allowed, but not required, to submit one additional nominee for each vacant appointive directorship. The nominations must be accompanied by a completed application form, which sets forth the qualifications of each nominee to serve on the board of directors of that FHLBank. The Finance Board may decline, in its sole discretion, to appoint any of the individuals on a FHLBank’s initial list of individuals and, if so, may require that FHLBank to submit a supplemental list of nominees for its consideration.
On January 24, 2007, the Finance Board issued an interim final rule establishing procedures for the selection of appointed directors of the FHLBanks. The provisions of the interim final rule were substantially the same as those contained in the final rule with the exception that each FHLBank was required to submit two nominees for each vacant appointive directorship. In addition, as a temporary, one-time provision for filling the appointive directorships that were vacant at that time, the interim final rule required each FHLBank to submit a list of eligible and qualified individuals to the Finance Board on or before March 31, 2007. In accordance with the provisions of the interim final rule, the Bank’s Board of Directors submitted its list of 10 nominees for the Bank’s five then vacant appointive directorships on March 17, 2007.
On April 10, 2007, the Finance Board appointed Margo S. Scholin and Clarence G. Simmons, III to fill the remainder of the three-year appointive director terms that began on January 1, 2006, which had been vacant since that date. C. Kent Conine, Willard L. Jackson, Jr. and James W. Pate, II were appointed by the Finance Board to fill the remainder of the three-year appointive director terms that began on January 1, 2007, which had been vacant since that date.
On November 29, 2007, the Finance Board appointed Patricia P. Brister to fill a three-year appointive director term that commenced on January 1, 2008 and it reappointed Mary E. Ceverha and Bobby L. Chain to fill three-year appointive director terms that began on that same date.

2008 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 28, 2008):

		Director	Expiration of	Board
Name	Age	Since	Term as Director	Committees
Lee R. Gibson, Chairman (Elected)	51	2002	2008	(a)(b)(c)(d)(e)(f)(g)
Mary E. Ceverha, Vice Chairman (Appointed)	63	2004	2010	(a)(b)(c)(d)(e)(f)(g)
Tyson T. Abston (Elected)	42	2007	2009	(a)(d)
H. Gary Blankenship (Elected)	67	2007	2009	(a)(e)
Patricia P. Brister (Appointed)	61	2008	2010	(c)(e)
Bobby L. Chain (Appointed)	78	2004	2010	(c)(e)(g)
James H. Clayton (Elected)	56	2005	2010	(d)(f)(g)
C. Kent Conine (Appointed)	53	2007	2009	(e)(f)
Howard R. Hackney (Elected)	68	2003	2008	(b)(d)(g)
Will C. Hubbard (Elected)	61	2002	2008	(a)(d)
Willard L. Jackson, Jr. (Appointed)	44	2007	2009	(e)(f)
Melvin H. Johnson, Jr. (Elected)	66	2006	2008	(a)(b)
Charles G. Morgan, Jr. (Elected)	46	2004	2009	(b)(d)(g)
James W. Pate, II (Appointed)	58	2007	2009	(c)(f)
Margo S. Scholin (Appointed)	57	2007	2008	(b)(c)
Anthony S. Sciortino (Elected)	60	2003	2009	(c)(e)(g)
Clarence G. Simmons, III (Appointed)	55	2007	2008	(b)(d)
John B. Stahler (Elected)	59	2001	2010	(a)(b)(g)
Glenn Wertheim (Elected)	51	2008	2010	(a)(f)

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning Committee

(e)	Member of Government Relations Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive Committee
Lee R. Gibson is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2007. Mr. Gibson serves as Executive Vice President and Chief Financial Officer of Southside Bank (a member of the Bank) and its publicly traded holding company, Southside Bancshares, Inc. (Tyler, Texas). He has served as Executive Vice President since 1990 and as Chief Financial Officer since 2000. Mr. Gibson also serves as a director of Southside Bank and Fort Worth National Bank, a member of the Bank that was acquired by Southside Bancshares, Inc. in October 2007. Before joining Southside Bank in 1984, Mr. Gibson served as an auditor for Ernst & Young. He currently serves on the Council of Federal Home Loan Banks and the Executive Board of the East Texas Area Council of Boy Scouts. Mr. Gibson also serves as Chairman of the Executive Committee of the Bank’s Board of Directors. He is a Certified Public Accountant.
Mary E. Ceverha is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since December 2005. From January 2005 to December 2005, she served as Acting Vice Chairman of the Board of Directors of the Bank. From 2001 to 2005, Ms. Ceverha served as a director and president of Trinity Commons, Inc. From 2001 to 2004, she also served as a director and president of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, these not-for-profit enterprises were organized to coordinate fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She currently serves as Vice Chair of the foundation’s Government Relations Committee and remains active in its fundraising efforts. Ms. Ceverha also serves on the Council of Federal Home Loan Banks and on the Community Advisory Board of the Dallas Heart Disease Prevention Project. Until recently, she served on the steering committee of the President’s Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the

Greater Dallas Planning Council. Ms. Ceverha is a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha also serves as Vice Chairman of the Executive Committee of the Bank’s Board of Directors.
Tyson T. Abston serves as President and Chief Executive Officer of Guaranty Bond Bank in Mount Pleasant, Texas. He has served as President of Guaranty Bond Bank, a member of the Bank, since 2002 and as Chief Executive Officer since December 2005. From 1997 to 2002, Mr. Abston served as Executive Vice President of Guaranty Bond Bank. He previously held various positions with Guaranty Bond Bank from 1988 to 1992. From 1993 to 1997, Mr. Abston served as Executive Vice President and Chief Financial Officer of First Heritage Bank. He also serves as President of Guaranty Bancshares, Inc., Guaranty Bond Bank’s privately held holding company, and has served in that capacity since June 2004. Mr. Abston currently serves on the boards of directors of the Mount Pleasant Habitat for Humanity and the Mount Pleasant Industrial Foundation. He currently serves as Vice Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
H. Gary Blankenship is the founder, Chairman and Chief Executive Officer of Bank of the West (a member of the Bank) and its privately held holding company, Greater Southwest Bancshares, Inc. (Irving, Texas). Mr. Blankenship has served as Chairman and Chief Executive Officer of both companies since their inception in 1986. He also serves on the board of directors of Bank of Vernon and as a trustee for the Independent Bankers Association Bond Trust. Mr. Blankenship previously served on the boards of directors of Irving National Bank and National Bancshares, Inc. He currently serves as Vice Chairman of the Government Relations Committee of the Bank’s Board of Directors.
Patricia P. Brister previously served a three-year term on the Bank’s Board of Directors from January 2002 through December 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004. In 2006, she was appointed as a United States Ambassador to the United Nations Commission on the Status of Women. Ms. Brister also serves as Chairman of the Board of Directors for Habitat for Humanity St. Tammany West and as a director of Volunteers of America – Greater New Orleans. From 1975 to 2000, Ms. Brister served as Secretary/Treasurer of Brister-Stephens, Inc., a privately owned mechanical contracting company in Covington, Louisiana. She previously served as a Councilwoman for St. Tammany Parish and is a past Chairman of the Women’s Build Habitat for Humanity.
Bobby L. Chain is the founder, Chairman and Chief Executive Officer of Chain Electric Company, a multi-state commercial, industrial and utility contractor in Hattiesburg, Mississippi. He has served as Chairman and Chief Executive Officer since 1994. Prior to that, he served as President and Chief Executive Officer from the company’s inception in 1955 until 1994. Mr. Chain currently serves as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.
James H. Clayton serves as Chairman and Chief Executive Officer of Planters Bank and Trust Company in Indianola, Mississippi. Mr. Clayton joined Planters Bank and Trust Company, a member of the Bank, in 1976 and has served as Chairman and Chief Executive Officer since 2003. From 1984 to 2003, he served as President and Chief Executive Officer. Mr. Clayton also serves as a director of Planters Holding Company, a privately held enterprise. Mr. Clayton is a past president of the Indianola Chamber of Commerce and he currently serves as Chairman of the Mississippi Bankers Association. He previously served on the Government Relations Council of the American Bankers Association (ABA) and was a member of its BankPac Committee. Mr. Clayton currently serves as Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
C. Kent Conine serves as President of Conine Residential Group and has served in that capacity since 1995. Based in Frisco, Texas, Conine Residential Group is a privately held company that specializes in single-family home building and subdivision development and the construction, management and development of multifamily apartment communities. Mr. Conine serves on the board of directors of NGP Capital Resources Company (“NGP”), a publicly traded financial services company which invests primarily in small and mid-size private energy companies. NGP is a registered investment company under the Investment Company Act of 1940, as amended. Mr. Conine currently serves as the Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.

Howard R. Hackney is a director of Texas Bank and Trust Company in Longview, Texas (a member of the Bank). From 1995 until his retirement in May 2004, Mr. Hackney served as President of Texas Bank and Trust Company. Since May 2004, he has provided consulting services to Texas Bank and Trust Company. In May 2005, Mr. Hackney was appointed to serve on the board of directors of Martin Midstream GP LLC, the general partner of Martin Midstream Partners L.P., a publicly traded master limited partnership. He also serves as an adjunct faculty member at LeTourneau University Business School. Mr. Hackney previously served on the boards of directors of the Good Shepherd Medical Center and the Sabine Valley MHMR Foundation. He currently serves as Chairman of the Bank’s Audit Committee.
Will C. Hubbard has served as a board member and Chief Executive Officer of Citizens National Bank, N.A. (“CNB”), a member of the Bank, since 1990. Since 1995, Mr. Hubbard has also served as a director, President and Chief Executive Officer of Citizens National Bancshares of Bossier, Inc., CNB’s privately held holding company. Mr. Hubbard is a past president of the Louisiana Bankers Association and he currently serves on the board of directors of First National Banker’s Bank (“First National”) in Baton Rouge, Louisiana. First National is also a member of the Bank. Mr. Hubbard currently serves on the boards of directors of the Community Bankers of Louisiana and the Greater Bossier Economic Development Foundation.
Willard L. Jackson, Jr. is the founder, President and Chief Executive Officer of Metroplex Industries, Inc. Founded in 1990, Metroplex Industries, Inc., dba MetroplexCore, is an industrial services and multi-disciplinary civil/environmental engineering firm headquartered in Houston, Texas. Mr. Jackson previously served as an appointed director of the Bank from 2002 to 2004.
Melvin H. Johnson, Jr. is a director of First-Lockhart National Bank (“First-Lockhart”) in Lockhart, Texas. From 1997 until his retirement in early March 2008, Mr. Johnson served as President and Chief Executive Officer of First-Lockhart. Since his retirement, he has continued to provide consulting services to First-Lockhart. Mr. Johnson also serves as a director of Lockhart Bankshares–Texas, Inc., First-Lockhart’s privately held holding company. Prior to his retirement, he also served as President of the holding company. Before joining First-Lockhart, a member of the Bank, he served as President and Senior Lending Officer for Citizens State Bank in Ganado, Texas from 1994 to 1997. Prior to that, he served as President and Chief Executive Officer of First City-Forum in San Antonio, Texas. Mr. Johnson is a past president of the South Central Texas Bankers Association and he previously served on the boards of directors of the Independent Bankers Association of Texas and the Lockhart Chamber of Commerce. He currently serves as Vice Chairman of the Risk Management Committee of the Bank’s Board of Directors. Mr. Johnson is a Certified Lender – Business Banker.
Charles G. Morgan Jr. serves as President and Chief Executive Officer of Pine Bluff National Bank in Pine Bluff, Arkansas. Mr. Morgan joined Pine Bluff National Bank, a member of the Bank, in 1987 and has served as President and Chief Executive Officer since February 2006. From February 2005 to February 2006, he served as President and Chief Operating Officer and from 1997 to February 2005 he served as Executive Vice President. Since February 2006, Mr. Morgan has also served as President of Jefferson Bancshares, Inc., Pine Bluff National Bank’s privately held holding company. He currently serves as Vice Chairman of the Jefferson Hospital Association and as Vice Chairman of the Jefferson Regional Medical Center. He is also a board member and past chairman of the Economic Development Alliance of Jefferson County. He previously served on the board of directors of the United Way of Southeast Arkansas and is a past chairman of the Greater Pine Bluff Chamber of Commerce. Mr. Morgan currently serves as Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
James W. Pate, II serves as Executive Director of the New Orleans Area Habitat for Humanity and has served in that capacity since 2000. He has worked with affiliates of Habitat for Humanity for over 14 years.
Margo S. Scholin is a partner with Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she represents private and publicly held entities in various corporate matters, including financing transactions, mergers and acquisitions, corporate reorganizations, securities law reporting and the issuance of debt and equity securities. Ms. Scholin has been with Baker Botts L.L.P. since 1983 and has been a partner since 1991. She currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.

Anthony S. Sciortino has served as a board member, President and Chief Executive Officer of State-Investors Bank in Metairie, Louisiana since 1985. He joined State-Investors Bank, a member of the Bank, in 1975. Mr. Sciortino currently serves on the board of directors of the Better Business Bureau of Greater New Orleans, and is a board member and past treasurer of the New Orleans Area Habitat for Humanity. He is a past chairman of the Community Bankers of Louisiana. He currently serves as Chairman of the Government Relations Committee of the Bank’s Board of Directors. Mr. Sciortino previously served as a director of the Bank from 1990 to 1996.
Clarence G. Simmons, III serves as Senior Executive Vice President and Chief Financial Officer of Thornburg Mortgage, Inc., a publicly traded single-family residential mortgage lending company in Santa Fe, New Mexico. Thornburg Mortgage, Inc. operates as an externally advised real estate investment trust and, as such, is managed externally by Thornburg Mortgage Advisory Corporation (“TMAC”). Mr. Simmons also serves as a Managing Director of TMAC. Before joining Thornburg Mortgage in March 2005, Mr. Simmons served as Managing Director and Chief Operating Officer of Countrywide Bank, N.A., a division of Countrywide Financial Corporation, from 1999 to March 2005. He currently serves as Vice Chairman of the Bank’s Audit Committee.
John B. Stahler has served as a board member, President and Chief Executive Officer of American National Bank in Wichita Falls, Texas since 1979. He joined American National Bank (“ANB”), a member of the Bank, in 1976. Mr. Stahler also serves as a director and President of AmeriBancShares, Inc., ANB’s privately held holding company. He is a past chairman of the Texas Bankers Association and has served on the ABA’s Government Relations Committee and its BankPac Committee. Mr. Stahler currently serves on the Wichita Falls 4(A) Board for Economic Development Corporation and is a past chairman of the Wichita Falls Board of Commerce and Industry. He is also a past chairman of the North Texas Area United Way. Mr. Stahler currently serves as Chairman of the Risk Management Committee of the Bank’s Board of Directors.
Glenn Wertheim has served as President and Chief Executive Officer of Charter Bank (a member of the Bank) and Charter Southwest Commercial, Inc. since 2001 and as President and Chief Executive Officer of SMC Properties, Inc. since 1984. Mr. Wertheim has also served as President of Charter Companies, Inc., a privately held holding company, since 2000 and as Senior Vice President and Treasurer of Charter Insurance Services, Inc. since 1991. Further, he has served as a director of each of these affiliated companies for over 20 years. From 1983 to 2001 and from 1986 to 2001, Mr. Wertheim also served in various positions with Charter Southwest Commercial, Inc. and Charter Bank, respectively. He currently serves on the Residential Board of Governors of the Mortgage Bankers Association and was formerly a member of its Board of Directors.
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

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 28, 2008). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Terry Smith	51	President and Chief Executive Officer	1986
Paul Joiner	55	Senior Vice President and Chief Strategy Officer	1986
Karen Krug	49	Senior Vice President and Chief Administrative Officer	2002
Tom Lewis	45	Senior Vice President and Chief Accounting Officer	2003
Nancy Parker	55	Senior Vice President and Chief Information Officer	1994
Michael Sims	42	Senior Vice President and Chief Financial Officer	1998
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
Paul Joiner serves as Senior Vice President and Chief Strategy Officer of the Bank and has served in this capacity since June 2007. Mr. Joiner also served in this role from February 2005 to June 2006. As Chief Strategy Officer, Mr. Joiner has responsibility for corporate planning, financial forecasting and research, including market research and analysis. From June 2006 to June 2007, he served as Chief Risk Officer of the Bank. In this role, Mr. Joiner had responsibility for the Bank’s risk management functions and income forecasting. He joined the Bank in August 1983 and served in various marketing, planning and financial positions prior to his appointment as Director of Research and Planning in September 1999, a position he held until his appointment as Chief Strategy Officer in February 2005. Mr. Joiner served as a Vice President of the Bank from 1986 until 1993, when he was promoted to Senior Vice President.
Karen Krug has served as Senior Vice President and Chief Administrative Officer since August 2002. Further, she served as Corporate Secretary from August 2002 until February 2008. As Senior Vice President and Chief Administrative Officer, Ms. Krug has had responsibility for corporate administration, including human resources, legal, government relations and corporate communications. In February 2005, Ms. Krug’s responsibilities were expanded to include community investment. She previously held various administrative positions with the Bank from 1983 through 1993. From 1997 to August 2002, Ms. Krug served as Director of Corporate Strategy & Communications and Assistant Corporate Secretary for Campbell-Ewald, a national advertising and communications firm. Effective February 1, 2008, Ms. Krug was granted a medical leave of absence from the Bank. The Bank does not currently anticipate that she will be able to return to work.
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
Relationships
There are no family relationships among any of the Bank’s directors or executive officers. Except as described above, none of the Bank’s directors holds directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which that director or executive officer was selected.
Code of Ethics
The Board of Directors has adopted a code of ethics that applies to the Bank’s President and Chief Executive Officer, Chief Accounting Officer (who serves as the Bank’s principal financial and accounting officer), and Chief Financial Officer (collectively, the Bank’s “Senior Financial Officers”). Annually, the Bank’s Senior Financial Officers are required to certify that they have read and complied with the Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics for Senior Financial Officers is incorporated by reference to Exhibit 14.1 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 30, 2007, and is also available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas” then “Governance” and then “Code of Ethics for Senior Financial Officers.”
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

Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to assist the Bank in achieving its short- and long-term strategic business objectives. We attempt to accomplish this goal through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 111. For 2007, our named executive officers were: Terry Smith, President and Chief Executive Officer; Tom Lewis, Senior Vice President and Chief Accounting Officer, who serves as our principal financial officer; Karen Krug, Senior Vice President and Chief Administrative Officer; Nancy Parker, Senior Vice President and Chief Information Officer; and Michael Sims, Senior Vice President and Chief Financial Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s individual performance and our overall business results. For 2007 and 2006, the Committee and Board of Directors defined the competitive market for our executives as the other 11 Federal Home Loan Banks (“FHLBanks”) and non-depository financial services institutions with approximately $20 billion in assets. Aside from the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based and/or long-term incentive compensation, we purposely limit our comparative analysis for total direct compensation to base salary and short-term incentive pay as we do not offer either equity-based or long-term incentives. Generally, it has been our overall intent to provide total compensation, including targeted annual incentive opportunities, for our executive officers at or near the competitive market median for comparable positions, exclusive of equity-based and long-term incentive compensation. As further discussed below under the section entitled “2008 Compensation Decisions,” for the purpose of establishing Mr. Smith’s 2008 compensation, the Committee and Board of Directors limited the competitive market for Mr. Smith to the other FHLBanks and, consistent with a determination that was made in establishing his 2007 compensation, targeted his base salary within the top quartile of the base salaries paid to the 12 FHLBank Presidents. This decision had no impact on our compensation philosophy as it relates to our other executive officers.
With the exception of our tax-qualified defined benefit pension plan, we generally apply this philosophy to each of the direct and indirect components of our compensation program. Because our tax-qualified pension plan has greater value to our longest-tenured employees (including most of our executive officers), we have elected to provide a benefit under this plan that is above the market median. This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees and executives by enhancing what is generally considered by most employees to be a very valuable benefit. Further, to make up for a portion of the lost pension benefit under the tax-qualified plan (due to limitations imposed by the Internal Revenue Code), we have established a supplemental executive retirement plan for our key executives. The supplemental plan is a defined contribution plan that we believe (when coupled with our tax-qualified plan) helps us retain our key executives.
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

Mr. Smith annually reviews the performance and has responsibility and authority for setting the base salaries of all other executive officers of the Bank, including our other named executive officers. The performance reviews for all of our executive officers are conducted in December of each year and salary adjustments, if any, are typically made on January 1 of the following year. While Mr. Smith shares his base salary recommendations (including supporting competitive market pay data and his assessments of each executive’s individual performance) with the Committee and the full Board, approval by the Committee or Board of Directors is not required.
Mr. Smith can make additional base salary adjustments at any time during the year if warranted based on compelling market data, job performance and/or other internal factors, such as a change in job responsibilities. In the absence of a promotion or a change in an officer’s job responsibilities, base salary adjustments on any date other than January 1 are rare.
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program. This plan provides all regular, full-time employees, including our executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the plan for the next year and the annual profitability and corporate operating goals that will be applicable under the plan for that year.
Acting upon recommendations from the Committee, the Board of Directors is also responsible for approving any proposed revisions to our defined benefit and defined contribution plans, our deferred compensation plans, our Reduction in Workforce Policy and any other benefit plan as the Committee or Board of Directors deems appropriate. Further, the Board of Directors approves all contributions to our supplemental executive retirement plan.
Use of Compensation Consultants and Surveys
Periodically, we will engage an independent compensation consultant to help ensure that the elements of our executive compensation program are both competitive and targeted at or near market-median compensation levels. In late 2006, we engaged Lawrence Associates to conduct a competitive market pay study for our executive officers in connection with the determination of their compensation for 2007.
Lawrence Associates utilizes compensation and specific salary survey data provided by the Economic Research Institute (“ERI”), a recognized leader in survey analyses and web-based collection of compensation survey data. The ERI database consists of both proxy statement information and a compilation of compensation data obtained from numerous sources, including subscriber provided data and purchased surveys. While the information gathered from proxy statements can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Lawrence Associates uses ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate – Non-depository Credit Institutions”). This SIC code is comprised of the following primary sub-categories: 611 – Federal and Federally-sponsored Credit Agencies; 614 – Personal Credit Institutions; 615 – Business Credit Institutions; and 616 – Mortgage Bankers and Brokers. There were approximately 90 institutions in the database for non-depository credit institutions (SIC code 6100) at the time the analysis was conducted. Using regression analysis, the ERI software database enables Lawrence Associates to statistically approximate the competitive market survey data for the requested executive positions at non-depository financial services institutions with approximately $20 billion in assets.
For 2007, we also utilized the results of the Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.
In addition to the two primary sources described above, we also reviewed (in connection with our overall analysis of executive compensation) the results from the Watson Wyatt Financial Institution Compensation Benchmark Survey, a commercially available source comprising over 195 financial institutions, and the results from a custom survey prepared specifically for the FHLBanks by McLagan Partners, an affiliate of Aon Consulting, which contained over 180 financial services organizations. We participated in all three of the surveys referred to above.

The information obtained from these various sources was considered by the Committee/Board of Directors or Mr. Smith, as appropriate, when making compensation decisions. For those positions that do not allow for precise comparisons, we make subjective adjustments based on our experience and general knowledge of the competitive market.
Elements of Executive Compensation
We rely on a mix of base salary, short-term incentive compensation, benefits and limited perquisites to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers. To date, we have elected not to provide any form of long-term incentive compensation to our executive officers. The Committee regularly considers the nature of our compensation program, including the various compensation elements that should be part of our overall compensation program for executive officers.
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December and we target base salary compensation at or near the market median base salary practices of our defined competitive market, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, and the position’s scope of duties and responsibilities within our organizational structure and hierarchy. The determination of base salaries is generally independent of the decisions regarding other elements of compensation, but some other elements of compensation are dependent upon the determination of base salary, to the extent they are expressed as percentages of base salary.
In establishing Mr. Smith’s base salary for 2007 (an increase of 15 percent from 2006), the Committee and Board of Directors primarily took into consideration his individual performance and demonstrated leadership over time and competitive market pay data, including the results of the study prepared for us by Lawrence Associates. The results of this study and the other survey data we used showed that while his base salary approximated the median for the FHLBanks, it was 20 percent below the median for other comparable financial services institutions. Further, in their discussions regarding his base salary for 2007, the Committee and Board of Directors determined that Mr. Smith’s base salary should fall within the top quartile of the base salaries paid to the 12 FHLBank Presidents based on his tenure and the complexity associated with the management of our institution.
The executive officers other than Mr. Smith are each assigned a job grade level with a specific salary range that reflects the internal and external pay levels deemed appropriate for each position based on competitive market data and our desire to retain qualified individuals in these job positions. These salary ranges are adjusted annually to reflect the cost of living impact on wage structures in our competitive market. In addition, the assignment of an executive officer to a specific job grade level is reviewed periodically and is subject to change as the relative worth of a given position in our competitive market may change over time, necessitating a move to a higher or lower job grade level.
In setting the base salaries of our executive officers for 2007, Mr. Smith considered the competitive market pay data referred to above and each officer’s individual performance. The competitive market data for 2006 indicated that, with the exception of Ms. Krug (for which sufficient comparable market data was unavailable given her range of responsibilities for us), the executive officers’ base salaries were within a range of plus or minus 14 percent of the market median. Based on this data and his subjective assessments of their individual performance and range of duties, Mr. Smith increased the base salaries for Mr. Lewis, Ms. Krug, Ms. Parker and Mr. Sims by 10.3 percent, 8.0 percent, 7.8 percent and 7.5 percent, respectively.
The base salaries of our named executive officers for 2007 and 2006 are presented in the Summary Compensation Table on page 111.

Short-Term Incentive Compensation
All of our regular, full-time employees participate in our Variable Pay Program or VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). The VPP provides for substantially the same method of allocation of benefits between management and non-management participants, except for Mr. Smith and certain members of our sales staff. Potential individual award percentages vary based upon an employee’s job grade level and are higher for those persons serving as senior officers of the Bank.
Award payments under the VPP depend upon the extent to which we achieve a corporate profitability objective and a number of corporate operational goals that are aligned with our long-term strategic business objectives, as well as the extent to which individual employees achieve specific individual goals and whether they achieve satisfactory performance appraisal ratings. The corporate profitability and operational goals are established annually by the Board of Directors, and individual employee goals are mutually established by management and employees at the beginning of each year.
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
For 2007, we used the following formula to calculate annual VPP award payments for all of our named executive officers except Mr. Smith:

Base Salary	X	Employee’s	X	Profitability	X	Corporate	X	Individual
as of 1/1/07		Maximum		Achievement		Operating		Goal
		Potential		Percentage		Goal		Achievement
		Award				Achievement		Percentage
		Percentage				Percentage
Beginning with the 2007 VPP plan year, the Board of Directors (acting upon a recommendation from the Committee) modified the formula that is used to calculate Mr. Smith’s VPP awards. Under the modified formula, 75 percent of his potential VPP award is derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent is based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective. The formula used to calculate Mr. Smith’s 2007 VPP award is set forth below:

75%	X	Base Salary	X	Maximum	X	Profitability	X	Corporate
		as of 1/1/07		Potential		Goal		Operating Goal
				Award		Achievement		Achievement
				Percentage		Percentage		Percentage

plus

25%	X	Base Salary	X	Maximum	X	Individual
		as of 1/1/07		Potential		Performance Goal
				Award		Achievement
				Percentage		Percentage

In making this adjustment to Mr. Smith’s VPP award formula, the Committee and Board of Directors considered his total annual cash compensation opportunity (defined as base salary plus short-term incentives) relative to competitive market data. This data indicated that while his total annual cash compensation was near the median for the FHLBanks, it was 35 percent below the national median for comparable financial institutions. Based on this data, the Board of Directors elected to modify Mr. Smith’s VPP formula to provide him with a more competitive short-term incentive opportunity. For 2006, we had used the same formula that is used for our other named executive officers.
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
In determining the minimum and maximum levels for our profitability objective, the Board of Directors considers factors such as the current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at or above the average effective federal funds rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2007, our Board of Directors established the minimum and maximum corporate profitability objectives at 0 basis points and 25 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 91 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our targeted (or maximum) corporate profitability objective for 2007 due in large part to our asset growth, higher investment returns and improved funding costs during the second half of the year. Over the previous five years (2002-2006), we have achieved our targeted (or maximum) corporate profitability objective for every year except 2006 (for 2006, we achieved 91.25 percent of our targeted, or maximum, corporate profitability objective).
While our corporate operating objectives vary from year to year, they typically fall into two broad categories: (a) expanding our traditional business, including new initiatives, and (b) economic and community development. Each corporate operating objective is assigned a specific percentage weighting together with a “threshold,” “target” and “stretch” objective. The “threshold” objective is defined as 60 percent goal achievement and represents a minimum acceptable level of performance for the year. The “target” objective is defined as 80 percent goal achievement and reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective is defined as 100 percent goal achievement and reflects outstanding performance that exceeds our long-term strategic objectives.
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

For 2007, the Board of Directors established ten separate VPP corporate operating objectives, with specific percentage weightings ranging from 5 percent to 20 percent. As further set forth in the table below, the objectives relating to our traditional business (excluding new initiatives) comprised 50 percent of our overall corporate goals. New initiatives and economic and community development objectives comprised 20 percent and 30 percent, respectively, of our overall corporate operating goals.
2007 VPP Corporate Operating Objectives
(Dollars in millions)

						Contribution
						to Overall
	Percentage	Objective				Achievement
	Weighting	Threshold	Target	Stretch	Results	Percentage
Expanding the Traditional Business
1. Average Total Advances + Letters of Credit (excluding Wachovia and Washington Mutual)	20%	$26,600	$27,100	$27,600	$27,680	20%
2. Average Advances + Letters of Credit to 2007 CFIs	20%	$6,900	$7,000	$7,100	$7,384	20%
3. Total Credit Product Users	10%	700	710	720	724	10%
New Initiatives
1. 2007 Advances Auction Participants	5%	15	20	25	162	5%
2. Business Plan for Derivatives to Members	5%	Complete	Complete	Complete	Complete	5%
3. Intrader Straight-Through Processing	5%	Implement Intrader 10.0 in Production	Implement Intrader 10.0 in Production	Intrader 11.1 in Development	Complete	5%
4. Management’s Initial Report on Internal Control over Financial Reporting as of December 31, 2007	5%	Complete	Complete	Complete	Complete	5%
Economic and Community Development
1. New CIP / EDP Advances Funded + LCs Issued	10%	$235	$250	$265	$1,083	10%
2. Total CIP / EDP Advances / LC Users	10%	95	100	105	80	0%
3. New CIP / EDP Projects Funded	10%	200	215	220	305	10%

Overall Corporate Operating Goal Achievement Percentage						90%

As shown above, we failed to achieve the threshold objective for one of our three economic and community development objectives in 2007. This objective had a weighting of 10 percent. We achieved the stretch objective for each of our other corporate operating goals, such that our overall corporate operating goal achievement rate for 2007 was 90 percent. For 2007, our overall corporate operating goal achievement was above our target level of 80 percent. We attribute this primarily to a significant increase in our advances during the last six months of 2007, which was due in large part to credit market conditions during that period. Over the previous five years, our overall corporate operating goal achievement was as follows: 2002 – 88 percent; 2003 – 66 percent; 2004 – 76 percent; 2005 – 87 percent; and 2006 – 50 percent.
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
The maximum award percentages under our VPP are 60 percent of base salary for Mr. Smith and 43.75 percent of base salary for the other named executive officers. The target award percentages for Mr. Smith and the other named executive officers are 51 percent and 35 percent, respectively. At the threshold level (defined for this purpose as 50 percent profitability achievement, 60 percent corporate operating goal achievement, and 100 percent individual goal achievement), the payout percentage for Mr. Smith is 28.5 percent of base salary, while the payout percentage for the other named executive officers is 13.125 percent of base salary. These award percentages are reviewed and approved annually by the Committee and Board of Directors with the intent that the target award opportunity is at or near the median for our defined competitive market.
Except for Mr. Smith, each of our named executive officers has the same set of individual goals for purposes of our VPP. These “joint” senior management goals, which are more tactical in nature than our corporate operating goals, are reviewed and approved annually by Mr. Smith. In 2007, the named executive officers achieved 100 percent of their 9 joint senior management goals. Mr. Smith assesses the performance of each of our named executive officers annually using a performance appraisal form which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2007, each of the named executive officers received at least a “Meets Expectations” performance rating.
Mr. Smith’s individual goal achievement for purposes of the VPP is derived from his performance appraisal, which is prepared jointly by the Chairman of the Board, Vice Chairman of the Board and the Chairman of the Compensation and Human Resources Committee. For 2007, his performance was assessed based on 7 broad areas comprising 37 specific measures relating to our strategic objectives, which were approved by the Board of Directors. Mr. Smith’s individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2007, Mr. Smith received 87.2 points on his appraisal form, which resulted in an individual goal achievement percentage of 87.2 percent.
The possible VPP payouts to our named executive officers for 2007 are presented in the Grants of Plan-Based Awards table on page 112, while the actual VPP awards earned by these executives for 2007 are included in the Summary Compensation Table on page 111 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2007 is shown in the table below.

					Corporate
		Award	Maximum	Profitability	Operating Goal	Individual Goal
	Base Salary as of	Component	Potential Award	Achievement	Achievement	Achievement	2007 VPP
	January 1, 2007 ($)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Award ($)
Terry Smith	649,750	75.00	60.00	100.00	90.00		263,149
	649,750	25.00	60.00			87.20	84,987

							348,136

Tom Lewis	240,000		43.75	100.00	90.00	100.00	94,500
Karen Krug	235,000		43.75	100.00	90.00	100.00	92,531
Nancy Parker	275,000		43.75	100.00	90.00	100.00	108,281
Mike Sims	285,000		43.75	100.00	90.00	100.00	112,219
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
In addition to our VPP, Mr. Smith has a $50,000 annual award pool that he can draw upon to pay discretionary bonuses to employees. In 2007, only one of our named executive officers received a discretionary bonus. Ms. Parker was paid a $10,000 discretionary bonus in recognition of her outstanding contributions in connection with our initial report on internal control over financial reporting.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 113 — 115 of this report.

Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Since this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2007 was $225,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2007, combined contributions to the plan could not exceed $45,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees hired prior to January 1, 2007, and on the first 5 percent of eligible monthly base salary contributed by employees hired on or after that date. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service. Employees hired prior to January 1, 2007 are fully vested in our matching contributions at the time such funds are deposited in their account. For employees hired on or after January 1, 2007, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 20 different mutual fund options. Based on their tenure with us, Ms. Krug, Ms. Parker and Messrs. Smith and Sims each received in 2007 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. With less tenure, Mr. Lewis received a 150 percent matching contribution on the first 3 percent of his eligible monthly base salary that he contributed to the plan in 2007. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 111 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2007” table.
We offer the savings plan as a competitive practice and have historically targeted our matching contributions to the plan at or near the market median for comparable companies.
Deferred Compensation Program
We offer our highly compensated employees, including our named executive officers, the opportunity to voluntarily defer receipt of a portion of their base salary above a specified amount and all or part of their annual VPP award under the terms of our nonqualified deferred compensation program. The program allows participants to save for retirement or other future-dated in-service obligations (e.g., college, home purchase, etc.) in a tax-effective manner, as contributions and earnings on those contributions are not taxable to the participant until received. Under the program, amounts deferred by the participant and our matching contributions can be invested in an array of externally managed mutual funds.
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 115-119.

Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that serves as an additional incentive for our executive officers to remain with the Bank. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Each participant’s benefit under the SERP consists of contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to our most senior executives. Generally, benefits under the SERP vest when the participant reaches age 62 except that some of the amounts contributed on Mr. Smith’s behalf vest on January 1, 2010 (when he will be 53 years old). The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
It is not our intention to provide a full replacement of the lost benefit under the tax-qualified defined benefit plan and, as a result, the SERP is expected to be less valuable to our executives than some supplemental executive retirement plans offered by other comparable financial institutions in our defined competitive market. As a percentage of their compensation, we expect the benefits from the plan (for amounts that vest at age 62) to be greater for Ms. Krug, Ms. Parker and Messrs. Lewis and Sims than for Mr. Smith.
For details regarding the operation of this plan, the contributions we made in 2007, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 115. In 2007, the Board of Directors (acting upon a recommendation from the Committee) increased the amount of our contribution to Mr. Smith’s Group 3 SERP account by $89,600 (as compared to 2006). The Board of Directors elected to enhance this benefit in 2007 in recognition of the overall leadership he demonstrated during a difficult year in 2006, and its desire to further augment the retention component associated with his Group 3 account.
Other Benefits
We offer a number of other benefits to our named executive officers pursuant to benefit programs that are available to all of our regular, full-time employees. These benefits include: medical, dental, vision and prescription drug benefits; a wellness program; paid time off (in the form of vacation and flex leave); short- and long-term disability coverage; life and accidental death and dismemberment insurance; charitable gift matching (limited to $500 per employee per year); health and dependent care flexible spending accounts; and certain other benefits including, but not limited to, retiree health and life insurance benefits (provided certain eligibility requirements are met).
We have a policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the Bank, Mr. Lewis and Ms. Krug currently accrue 160 hours of vacation leave per year while the other named executive officers each accrue 200 hours of vacation leave per year. The vacation payouts made to our named executive officers for 2007 are set forth in the “Components of All Other Compensation for 2007” table related to the Summary Compensation Table found on page 111.
We automatically buy back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy if their employment is terminated for any reason prior to the date on which the buy back is processed. The flex leave payouts made to our named executive officers for 2007 are set forth in the “Components of All Other Compensation for 2007” table related to the Summary Compensation Table on page 111.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We do not include, nor do we consider, these items in either our total direct compensation or total compensation analyses for our executive officers.
Perquisites and Tax Gross-ups
We provide a limited number of perquisites to our executive officers, which we believe are appropriate in light of the executives’ contributions to us. In 2007, we provided Mr. Smith with the use of a Bank-leased car and cost reimbursements associated with his spouse accompanying him to one of our two out-of-town board meetings. In addition, we reimbursed Mr. Smith for the incremental taxes associated with his use of the Bank-leased car. The perquisites for our other named executive officers are limited solely to cost reimbursements associated with a spouse accompanying the officer to one or both of our out-of-town board meetings each year. In 2007, Mr. Lewis and Ms. Krug each utilized this benefit for one out-of-town board meeting (in each case, the aggregate incremental cost to the Bank totaled approximately $2,000). Historically, we have not attempted to compare these perquisites with those offered by companies in our defined competitive market.
Special Recognition Bonus
In October 2007, the Board of Directors, acting upon a recommendation from the Committee, approved a special bonus for Ms. Krug in an amount equal to one year’s base salary. The Board of Directors approved this special bonus in recognition of her extraordinary contributions to our success during two periods of service totaling 15.5 years. This special bonus, in the amount of $235,000, was paid to Ms. Krug in March 2008. Effective February 1, 2008, Ms. Krug was granted a medical leave of absence, and we do not currently expect that she will be able to return to work.
Executive Employment Agreements
In November 2007, we entered into employment agreements with five of our executive officers, including Ms. Parker and Messrs. Smith, Lewis, and Sims. These agreements were authorized and approved by the Committee and Board of Directors and result from the Board’s desire to retain the services of these executive officers for no less than the three-year term of the agreements. We considered this action to be prudent based on our belief that these individuals are extremely well qualified to perform the duties of their respective job positions, that they have skill sets that are highly sought after in the financial services industry, and that their continued employment with us is essential to our ability to meet our short- and long-term strategic business objectives.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 119, the employment agreements provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal of the employment agreement and we relieve the executive officer of his or her duties under the employment agreement prior to the expiration of the term of the agreement. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements that are utilized by comparable companies, including the other FHLBanks that have elected to enter into executive employment agreements, and therefore advance our objective of retaining these executive officers.
Severance Benefits Applicable to Ms. Krug
Ms. Krug is the only named executive officer employed on an at-will basis. No employment agreement or contract of any kind exists between us and Ms. Krug. However, because we believe that companies should provide reasonable severance benefits to their employees, we have a Reduction in Workforce Policy that applies to all employees, except for the five executive officers who are a party to an employment agreement. With certain exceptions, the policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated as a result of a merger and/or consolidation, or when warranted by economic conditions, functional reorganization, or technological obsolescence. The severance benefit provided under the policy is based upon an employee’s age, length of service, base salary and job grade level at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance payment paid to any employee under the policy exceed an amount equal to one year’s base salary plus the continuation of certain employee benefits for a one-year period. Any employee (including Ms. Krug) who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under the policy. Please see “Potential Payments Upon Termination or Change in Control” on pages 119-123 for a more detailed discussion of our severance benefits as they apply to Ms. Krug.
2008 Compensation Decisions
The 2008 base salaries for our named executive officers have been set at the following amounts (the percentage increase from 2007 is shown parenthetically):

Terry Smith	$680,000	(4.7 percent)
Tom Lewis	$252,500	(5.2 percent)
Karen Krug	$235,000
Nancy Parker	$292,500	(6.4 percent)
Michael Sims	$302,500	(6.1 percent)
For 2008, the Board of Directors (acting upon a recommendation from the Committee) revised the definition of the competitive market for our President and Chief Executive Officer. The Committee and Board of Directors believed that the most relevant competitive market for Mr. Smith is the other 11 FHLBanks and they therefore determined to limit their analysis to this data. As a result, for 2008, only market data for the other FHLBanks was used in the competitive pay analysis for Mr. Smith.
In establishing Mr. Smith’s base salary for 2008, the Committee and Board of Directors took into consideration his overall job performance in 2007, the competitive market pay data referred to above, and other factors. The results of the competitive pay analysis showed that his base salary was within the top quartile for the FHLBank Presidents, which, as discussed above, is the range the Committee and Board of Directors has established for him. Taking all of these factors into consideration, Mr. Smith was given a standard merit increase for 2008.
In late 2007, we engaged Lawrence Associates to conduct a competitive market pay study for our other executive officers. In setting the base salaries of our executive officers for 2008 (excluding Ms. Krug), Mr. Smith considered the results of this study, as well as the competitive pay data provided by the 2007 Federal Home Loan Bank System Key Position Compensation Survey conducted by Riemer Consulting. The competitive market data indicated that the executive officers’ base salaries were within a range of plus or minus: (a) 8 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 21 percent of the market median for the FHLBanks. Based on this data and his assessment of their individual performance during the past year, Mr. Smith gave Ms. Parker and Messrs. Lewis and Sims standard (or slightly above standard) merit increases for 2008. Mr. Smith elected not to increase Ms. Krug’s base salary on January 1, 2008, as a result of her anticipated period of extended medical leave.
For purposes of our 2008 VPP, the Board of Directors has established the Bank’s target (or maximum) corporate profitability objective at 35 basis points above the average effective federal funds rate. The Board of Directors has also established 10 separate VPP corporate operating objectives, which have specific percentage weightings ranging from 5 percent to 20 percent.
The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2008. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards for 2007. For a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table and accompanying narrative on page 112.

	Estimated Possible VPP Payouts for 2008
	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	193,800	346,800	408,000
Tom Lewis	33,141	88,375	110,469
Karen Krug	30,844	82,250	102,813
Nancy Parker	38,391	102,375	127,969
Michael Sims	39,703	105,875	132,344
Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 98 — 110 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.
The Compensation and Human Resources Committee
Bobby L. Chain, Chairman
Margo S. Scholin, Vice Chairman
Patricia P. Brister
Mary E. Ceverha
Lee R. Gibson
James W. Pate, II
Anthony S. Sciortino

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2007 and 2006 of our President and Chief Executive Officer, our Senior Vice President and Chief Accounting Officer, who serves as our principal financial officer, and our three other most highly compensated executive officers (collectively, our “named executive officers”) except as noted below. The determination as to which of our executive officers were most highly compensated was made by reference to their total compensation for 2007 reduced by the amount disclosed in the column below entitled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.” Because Ms. Krug was not one of our named executive officers for 2006, only her 2007 compensation information is presented. As discussed above, we do not provide any form of equity or long-term incentive compensation to our named executive officers.

								Change in Pension
Name and							Non-equity	Value and Nonqualified
Principal					Stock	Option	Incentive Plan	Deferred Compensation	All Other
Position	Year	Salary ($)	Bonus ($)		Awards ($)	Awards ($)	Compensation ($) (1)	Earnings ($) (2)	Compensation ($) (3)	Total ($)
Terry Smith	2007	649,750	—		—	—	348,136	127,000	347,215	1,472,101
President/Chief Executive Officer	2006	565,000	—		—	—	118,090	111,000	244,192	1,038,282

Tom Lewis	2007	240,000	—		—	—	94,500	28,000	19,536	382,036
SVP/Chief Accounting Officer	2006	217,500	—		—	—	43,415	23,000	26,920	310,835

Karen Krug
SVP/Chief Administrative Officer	2007	235,000	235,000	(4)	—	—	92,531	82,000	34,651	679,182

Nancy Parker	2007	275,000	10,000	(5)	—	—	108,281	162,000	73,836	629,117
SVP/Chief Information Officer	2006	255,000	—		—	—	50,901	144,000	73,426	523,327

Michael Sims	2007	285,000	—		—	—	112,219	54,000	43,697	494,916
SVP/Chief Financial Officer	2006	265,000	—		—	—	52,897	48,000	42,577	408,474

(1)	Amounts for 2007 and 2006 represent VPP awards earned for services rendered in those years. These amounts were paid to the named executive officers in March 2008 and March 2007, respectively.

(2)	Amounts reported in this column for 2007 and 2006 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2007 or 2006.

(3)	The components of this column for 2007 are provided in the table below.

(4)	Represents a special bonus paid to Ms. Krug in recognition of her extraordinary contributions during 15.5 years of service and her expected retirement due to a medical disability. This special bonus was authorized by our Board of Directors upon a recommendation from its Compensation and Human Resources Committee.

(5)	Represents a discretionary bonus paid to Ms. Parker for her work in connection with management’s initial report on internal control over financial reporting.
Components of All Other Compensation for 2007

	Bank	Bank Contributions to Vested
	Contributions to	Defined Contribution Plans
	Unvested Defined	401(k)/	Nonqualified	Payouts	Payouts				Total
	Contribution	Thrift	Deferred Compensation	for Unused	for Unused			Tax	All Other
Name	Plan (SERP)($)	Plan ($)	Plan (NQDC Plan) ($)	Vacation ($)	Flex Leave ($)	Perquisites ($)		Gross-ups ($)	Compensation ($)
Terry Smith	210,244	13,500	25,485	49,981	13,103	24,626	(1)	10,276 (2)	347,215

Tom Lewis	8,736	10,125	675	—	—	*		—	19,536

Karen Krug	4,873	13,500	—	16,278	—	*		—	34,651

Nancy Parker	29,237	13,500	3,000	23,025	5,074	*		—	73,836

Michael Sims	10,830	13,500	3,600	13,428	2,339	*		—	43,697

(1)	Mr. Smith’s perquisites consisted of the use of a Bank-leased car and spousal travel.

(2)	Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.

*	Amounts were either less than $10,000 or zero.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2007. VPP awards are the only plan-based awards granted to our executive officers. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (50 percent profitability achievement) and the threshold objective for each of our ten corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our target (or maximum) corporate profitability objective (100 percent profitability achievement) and the target objective for each of our ten corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our target (or maximum) corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our ten corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals and receive at least a “Meets Expectations” performance rating from Mr. Smith. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the VPP awards could have been substantially less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 50 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made under the VPP even if we have achieved some or all of our corporate operating goals and/or individual employees have achieved some or all of their individual performance goals. The 2007 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 98 through 110.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards for 2007
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	185,179	331,373	389,850

Tom Lewis	31,500	84,000	105,000

Karen Krug	30,844	82,250	102,813

Nancy Parker	36,094	96,250	120,313

Michael Sims	37,406	99,750	124,688

PENSION BENEFITS
Our named executive officers and all other regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2007.

		Number of	Present Value	Payments During
		Years of Credited	Of Accumulated	Last Fiscal
Name	Plan Name	Service (#)	Benefit ($)	Year ($)
Terry Smith	Pentegra DB Plan	22.0	976,000	—

Tom Lewis	Pentegra DB Plan	4.9	101,000	—

Karen Krug	Pentegra DB Plan	15.5	562,000	—

Nancy Parker	Pentegra DB Plan	20.8	1,236,000	—

Michael Sims	Pentegra DB Plan	17.9	399,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•	Retirement at age 60, the earliest age at which benefits are not reduced for our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2007 commence at age 60 and are discounted to December 31, 2007);

•	Discount rate of 7.75 percent (the anticipated investment earnings rate used by Pentegra for this multiemployer plan, which is the rate upon which the annual contributions reported in our financial statements are based);

•	50 percent probability that a retiree elects a lump sum distribution at retirement in lieu of all other future benefits and a 50 percent probability that he or she elects a single life annuity with a lump sum death benefit;

•	Lump sum is calculated using a 5 percent interest rate and the 1994 Unisex Group Annuity Mortality Basic Table projected to 2002;

•	Annuity present values are based upon the male and female 1994 Group Annuity Mortality Tables, projected forward five years to reflect mortality improvement; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).

Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2007, this amount was $180,000 at age 65). The annual pension benefit limit is less than $180,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2007, this amount was $225,000).
From time to time, the Internal Revenue Service will increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2008, the maximum compensation limit was increased to $230,000 per year. In addition, the maximum allowable annual benefit was increased by the Internal Revenue Service to $185,000 for 2008.
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
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2007 Internal Revenue Code limitation of $225,000 per year. In 2007, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service (both prior to July 1, 2003 and on or after July 1, 2003) to 30 years. As of December 31, 2007, all of our named executive officers had accumulated 4.5 years of credited service at the 2 percent service accrual rate; the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
All of our named executive officers are fully vested in their accrued pension benefits with the exception of Mr. Lewis. As of December 31, 2007, Mr. Lewis was 60 percent vested in his accrued pension benefit. At the date of this report, he was 80 percent vested in his accrued pension benefit. Assuming his employment with us continues, he will become fully vested in early 2009. Mr. Lewis’ accrued pension benefit (presented in the table above) has not been reduced for the unvested portion of his benefit.
Early Retirement
Employees enrolled in the Pentegra DB Plan are eligible for early retirement at age 45 if hired prior to July 1, 2003. If hired on or after July 1, 2003 and before January 1, 2007, employees are eligible for early retirement at age 55 if they have at least 10 years of service. If an employee wishes to retire before reaching his or her unreduced benefit age, an early retirement reduction factor (or penalty) is applied. If the sum of an employee’s age and benefit service is at least 70, the “Rule of 70” would apply and the employee’s benefit would be reduced by 1.5 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. If an employee hired prior to July 1,

2003 terminates his or her employment prior to attaining the Rule of 70, that employee’s benefit would be reduced by 3 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. The penalties are greater for those employees hired on or after July 1, 2003 and before January 1, 2007 that have not attained the Rule of 70 prior to termination. The early retirement reduction factor does not apply to an eligible employee if he or she retires as a result of a disability.
As all of our named executive officers were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. As of December 31, 2007, Mr. Smith, Ms. Krug and Ms. Parker were over 45 years old and therefore were eligible for early retirement with reduced benefits. Because Mr. Smith and Ms. Parker have met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 60. The early retirement reduction factor applicable to Ms. Krug is 3 percent for each year that the benefit is paid prior to reaching age 60, as she has not yet met the Rule of 70. As of December 31, 2007, the reductions for Mr. Smith, Ms. Parker and Ms. Krug would have been approximately 14 percent, 8 percent and 33 percent, respectively.
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
NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2007 regarding our Nonqualified Deferred Compensation Plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”). Both plans are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust are subject to forfeiture in the event of our bankruptcy. As explained in the narrative following the table, our SERP is divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

	Executive	Registrant	Aggregate	Aggregate	Aggregate Balance
	Contributions in Last	Contributions in Last	Earnings in Last	Withdrawals/	at Last Fiscal
Name/Plan	Fiscal Year ($) (1)	Fiscal Year ($) (2)	Fiscal Year ($) (3)	Distributions ($)	Year End ($) (4)
Terry Smith
NQDC Plan	40,000	25,485	7,108	70,002	165,555
SERP — Group 1	—	63,000	12,727	—	274,727
SERP — Group 3	—	147,244	19,353	—	367,984

	40,000	235,729	39,188	70,002	808,266

Tom Lewis
NQDC Plan	31,707	675	5,684	—	130,291
SERP — Group 1	—	8,736	1,638	—	35,361
SERP — Group 2	—	—	454	—	7,377

	31,707	9,411	7,776	—	173,029

Karen Krug
SERP — Group 1	—	4,873	936	—	20,198

	—	4,873	936	—	20,198

Nancy Parker
NQDC Plan	5,000	3,000	404	—	12,796
SERP — Group 1	—	29,237	6,116	—	132,029

	5,000	32,237	6,520	—	144,825

Michael Sims
NQDC Plan	2,000	3,600	368	—	10,776
SERP — Group 1	—	10,830	2,182	—	47,098

	2,000	14,430	2,550	—	57,874

(1)	All amounts in this column are included in the “Salary” column for 2007 in the Summary Compensation Table, except for $21,707 of the amount shown for Mr. Lewis. This amount represents the portion of Mr. Lewis’ 2006 VPP award that he elected to defer under the provisions of our NQDC Plan. The 2006 VPP award was previously reported as compensation in 2006 (in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table) and was paid in March 2007.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2007 in the Summary Compensation Table.

(3)	The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2007 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”

Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2007 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table (except, in the case of Ms. Krug, the executive and Bank contributions reflect the amount that would have been reported for 2006 in the Summary Compensation Table had she been one of our named executive officers for that year); (2) executive and Bank contributions that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings accumulated through December 31, 2007 (2007 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Mr. Smith has received distributions from our NQDC Plan, the amounts presented for him exclude any prior contributions and the accumulated earnings on those contributions that have previously been distributed, as such assets are no longer held in his NQDC Plan account.

				Amounts Not Previously Distributed
				Reportable	Cumulative
	Amounts Reported in			Compensation	Earnings Excluded
	Summary Compensation Table			Related to Years	from Reportable
Name	2007 ($)	2006 ($)		Prior to 2006 ($)	Compensation ($)	Total ($)
Terry Smith	275,729	181,344		232,488	118,705	808,266

Tom Lewis	19,411	38,303	(1)	97,904	17,411	173,029

Karen Krug	4,873	4,873		7,532	2,920	20,198

Nancy Parker	37,237	33,337		53,778	20,473	144,825

Michael Sims	16,430	15,530		18,488	7,426	57,874

(1)	Includes the portion of Mr. Lewis’ 2006 VPP award that he elected to defer under the provisions of our NQDC Plan. This amount, totaling $21,707, was contributed to Mr. Lewis’ NQDC Plan account in March 2007 at the time our 2006 VPP awards were paid.
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,000. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable. Based upon the length of service of our named executive officers, we match either 150 percent (in the case of Mr. Lewis) or 200 percent (in the case of all other named executive officers) of the first 3 percent of their contributed base salary reduced by 4.5 percent (in the case of Mr. Lewis) or 6 percent (in the case of all other named executive officers) of their eligible compensation under our qualified plan (for 2007, the maximum compensation limit for qualified plans was $225,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
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
SERP
Our SERP was established primarily to provide supplemental retirement benefits to our executive officers. As noted above, our SERP is divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only one of whom is a named executive officer.
Group 1
All of our named executive officers participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits do not vest until the participant reaches age 62. If, prior to reaching age 62, the officer terminates employment for any reason other than death or disability, or he or she is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make future contributions to the Group 1 SERP. Participants are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to a participant is based solely on the contributions made by us on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant. At retirement (if on or after reaching age 62) or upon a separation of service due to a disability, the participant’s Group 1 account balance will be paid in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If installment payments had previously been elected, the Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with the participant’s investment selections. If a participant dies before reaching age 62, his or her Group 1 account balance will be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Group 1 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Deferred Compensation Investment Committee.
Group 2
Mr. Lewis is the only named executive officer who participates in Group 2. Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Because our other named executive officers were eligible to receive a matching contribution as of December 31, 2002, the special one-time supplemental contribution was made on their behalf to our qualified plan in 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Based on his preexisting election, Mr. Lewis’ benefit under Group 2 is payable as a lump sum distribution upon termination of his employment for any reason. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Deferred Compensation Investment Committee.
Group 3
Group 3 was established solely for the benefit of Mr. Smith. Mr. Smith’s Group 3 benefits vest as of January 1, 2010 and become payable to him only upon his retirement or termination of employment. If he resigns or his employment is otherwise terminated for any reason other than death or disability, or if he is removed from the Group 3 SERP prior to January 1, 2010, all of his benefits will be forfeited. The provisions of the plan provide for accelerated vesting in the event of Mr. Smith’s death or disability. Contributions to the Group 3 SERP are determined solely at the discretion of our Board of Directors. We have no obligation to make future contributions to the Group 3 SERP, nor is Mr. Smith permitted to make contributions to the Group 3 SERP. The ultimate benefit to be derived by Mr. Smith from the Group 3 SERP is based solely on the contributions we make on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to him. In addition, we have the right at any time to amend or terminate the Group 3 SERP at our discretion, except that no amendment, modification or termination may reduce Mr. Smith’s then vested account balance. If Mr. Smith retires or his employment is otherwise terminated after January 1, 2010, or if he becomes disabled prior to January 1, 2010, the balance of his Group 3 SERP account will be paid as a lump sum distribution based on his preexisting election. If Mr. Smith dies prior to January 1, 2010, his Group 3 SERP account will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Mr. Smith directs the investment of his Group 3 account balance among the same mutual funds that are available to participants in our NQDC Plan. Mr. Smith can change his investment selections prospectively by contacting the administrator of our grantor trust. There are no limitations on the frequency and manner in which he can change his investment selections.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into employment agreements with five of our executive officers, including Ms. Parker and Messrs. Smith, Lewis and Sims. Each of the employment agreements provides that our employment of the executive officer will continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for Cause (as discussed below); (4) termination by us for other than Cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with Good Reason (as discussed below). As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. Within 90 days before each anniversary of the Effective Date, either we or the executive officer may give a written notice of non-renewal and the term of the executive officer’s employment will no longer be automatically extended each year. In the event a notice of non-renewal is given by us or the executive, we may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his or her duties at any time during the unexpired term.
For purposes of the employment agreements, Cause is defined to mean any of the following: (i) the executive is convicted of a felony or a crime involving moral turpitude; (ii) the executive’s conduct causes him or her to be barred from employment with us by any law or regulation or by any order of, or agreement with, any regulatory authority; (iii) the executive commits any act involving dishonesty, disloyalty or fraud with respect to us or any of our members; (iv) the executive fails to perform duties which are reasonably directed by our Board of Directors and/or our President and Chief Executive Officer which are consistent with the terms of the employment agreement and the executive’s position with us; (v) gross negligence or willful misconduct by the executive with respect to us or any of our members; or (vi) the executive violates any of our policies or commits a material breach of a material provision of the employment agreement. For purposes of the employment agreements, Good Reason means: (i) a reduction by us of the executive’s job grade in effect as of the Effective Date, (ii) a reduction by us of the executive officer’s title in effect as of the Effective Date, (iii) a reduction by us of the executive’s incentive compensation award range under the VPP in effect as of the Effective Date unless the reduction is the result of our Board of Directors modifying the VPP award ranges for all similarly situated executives, (iv) a reduction by us of the executive’s base salary amount in effect as of the Effective Date or the executive’s current base salary amount, whichever is greater, except if associated with a general reduction in compensation among executives in the same job grade or executives that are similarly situated (which reduction shall not exceed 5 percent of the executive’s base salary amount in effect at the time of the reduction), (v) a requirement by us that the executive relocate his or her permanent residence more than 100 miles, or (vi) we, or substantially all of our assets, are effectively acquired by another Federal Home Loan Bank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes material changes to the executive’s job duties. Good Reason will not exist if the executive voluntarily agrees in writing to the changes described in the immediately preceding sentence.
Under the terms of each employment agreement, in the event that the executive officer’s employment with us is terminated either by the executive officer for Good Reason or by us other than for Cause, or in the event that either we or the executive officer gives notice of non-renewal and we relieve the executive officer of his or her duties under the employment agreement (each, a “Triggering Event”), the executive officer shall be entitled to receive the following payments (each, a “Termination Payment” and collectively, the “Termination Payments”):
i)	all accrued and unpaid base salary for time worked through the date of termination of the executive officer’s employment (“Termination Date”);

ii)	all accrued but unutilized vacation time as of the Termination Date;

iii)	base salary continuation (at the base salary in effect at the time of termination) from the Termination Date through the end of the remaining term of the employment agreement;

iv)	continued participation in any incentive compensation plan in existence as of the Termination Date, provided that all other eligibility and performance objectives are met, as if the executive officer had continued employment through December 31 of the year in which the termination occurs (the executive officer will not be eligible for incentive compensation with respect to any year following the year of termination);

v)	continuation of any elective health care benefits that we are providing to the executive officer as of his or her Termination Date in accordance with the terms of our general Reduction in Workforce Policy (discussed below); and

vi)	a lump sum payment calculated based on the product of (X) and (Y) where “X” means the then current monthly premium charge for the COBRA Continuation Coverage under the health care benefits plan of the kind the executive officer then subscribes to and “Y” means (a) the number of months for which base salary is payable under (iii) above minus (b) the number of months of health care benefits coverage provided to the executive officer under (v) above.
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his or her termination is due to a death or disability, the executive’s Group 1 SERP account balance (and, in the case of Mr. Smith, his Group 3 SERP account balance) would vest and become payable to the executive (or his or her beneficiary) either in a lump sum distribution or annual installment payments as described above. The Group 1 and Group 3 SERP account balances that would have vested and become payable as of December 31, 2007 (if a termination due to death or disability had occurred on that date) are shown in the Nonqualified Deferred Compensation table on page 116 in the column entitled “Aggregate Balance at Last Fiscal Year End.” Further, in

the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason, including death, disability or the occurrence of a Triggering Event.
The employment agreements provide that the executive officer will not be entitled to any other salary, incentive compensation or severance payments other than those specified above or as required by applicable law.
The terms of the employment agreements also specify that the right to receive payments under items (iii) through (vi) above is contingent upon the executive officer signing a general release of all claims against us and refraining from: (1) becoming employed by any other Federal Home Loan Bank or other entity in which the executive officer would serve in a role to effect that entity’s decisions with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; (2) soliciting, contacting, calling upon, communicating with or attempting to communicate with any of our members with which the executive officer had business dealings while employed by us with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; and (3) recruiting, hiring or engaging the services of any of our employees with whom the executive officer had contact during the executive officer’s employment with us for a period of one year after his or her Termination Date. The executive officer may irrevocably elect, prior to his or her Termination Date, not to receive the Termination Payments provided for in items (iii) through (vi) above and, if the executive officer makes such election, he or she will be released from any obligation to comply with clauses (1) and (2) in the immediately preceding sentence.
The following table sets forth the amounts that would have been payable to Ms. Parker and Messrs. Smith, Lewis and Sims as of December 31, 2007 if a Triggering Event had occurred on that date. As of December 31, 2007, health care benefits continuation for these executive officers under our Reduction in Workforce Policy would have ranged from 6 months (in the case of Mr. Lewis) to one year (in the case of Ms. Parker and Messrs. Smith and Sims).

					Undiscounted
	Accrued/	Accrued/	Undiscounted		Value of	COBRA
	Unpaid Base	Unused	Value of		Health Care	Continuation		Total
	Salary as of	Vacation as	Base Salary	2007 VPP	Benefits	Coverage Lump	SERP	Termination
Name	12/31/07 ($)	of 12/31/07 ($)	Continuation ($)	Award ($)	Continuation ($)	Sum Payment ($)	Group 2 ($)	Benefit ($)
Terry Smith	—	3,848	1,877,236	348,136	10,637	23,328	—	2,263,185

Tom Lewis	—	16,624	693,400	94,500	9,207	50,657	7,377	871,765

Nancy Parker	—	6,610	794,521	108,281	5,761	12,507	—	927,680

Michael Sims	—	13,255	823,413	112,219	18,631	40,176	—	1,007,694
No employment agreement or contract of any kind exists between us and Ms. Krug. However, we have a Reduction in Workforce Policy (“RIF Policy”) that applies to all of our employees other than the five executive officers who are a party to an employment agreement. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated as a result of a merger and/or consolidation, or when warranted by economic conditions, functional reorganization, or technological obsolescence (a “RIF Policy Triggering Event”). The severance benefit provided under the RIF Policy is based upon an employee’s age, length of service, base salary and job grade level at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any employee under the RIF Policy exceed an amount equal to one year’s base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to cash out any accrued and unused vacation (but not unused flex leave). If an employee is involuntarily terminated due to a reduction in force, disability, or death, he or she is not eligible to receive a prorated portion of their VPP award, unless specifically preapproved by Mr. Smith. However, if this same employee is involuntarily terminated during the first two months of a calendar year and prior to the payout of the previous year’s VPP award, the employee is eligible to receive the VPP award for the prior year assuming all of the other eligibility requirements are met.
Benefits continuation includes vacation that would have been accrued by the employee during the severance benefit period, matching contributions that otherwise would have been made on his or her behalf to our 401(k)/Thrift Plan and NQDC Plan during the severance benefit period (based on elections in effect at the date of termination), and continuation of any health care benefits that we were providing to the employee at the date of his or her termination (our health care benefits are elective and include medical, dental, vision and prescription drug benefits). The dollar equivalent of the future vacation benefit and matching contributions are paid in cash to the employee upon termination. These amounts are in addition to the specified severance pay and cash out associated with any accrued and unused vacation that has not previously been cashed out by the employee pursuant to our Vacation Leave Policy. The specified severance pay and vacation cash out, if any, are also paid to the employee upon termination. Employees are eligible to continue their preexisting participation in our health care benefit program, if any, for the length of the severance period by paying premiums at the same subsidized rates that we charge our active employees. If an employee elects to continue his or her coverage, we will pay the difference between the subsidized rate and the full cost of providing the health care benefits during the severance period (in the table below, these amounts are presented in the column entitled “Undiscounted Value of Health Care Benefits”).
Any employee who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under our RIF Policy. We reserve the right in our sole discretion to amend or discontinue our RIF Policy at any time.
As of December 31, 2007, Ms. Krug would have been entitled to severance pay and benefits continuation for six months under our RIF Policy. The following table sets forth the amounts that would have been payable to her as of December 31, 2007 if a RIF Policy Triggering Event had occurred on that date (the amounts presented below assume that Mr. Smith would have approved the payment of Ms. Krug’s 2007 VPP award).

					Undiscounted	Accrued/
		Accrued/	Loss of	Loss of	Value of	Unpaid
		Unused	Future	Future	Health Care	Special	Total
Severance	2007 VPP	Vacation as	Vacation	Matching	Benefits	Bonus as of	Termination
Payment ($)	Award ($)	of 12/31/07 ($)	Benefits ($)	Contributions ($)	Continuation ($)	12/31/07 ($)	Benefit ($)
117,500	92,531	—	9,038	6,750	5,384	235,000 (1)	466,203

(1)	For a discussion of Ms. Krug’s special bonus, see the “Special Recognition Bonus” section of the Compensation Discussion and Analysis on page 108.
Under the terms of our RIF Policy, Ms. Krug would not be required to execute any non-compete, non-solicitation, non-disparagement or confidentiality agreements in order to receive the termination benefits described above.
If Ms. Krug’s employment with us had terminated as of December 31, 2007 due to a death or disability, her Group 1 SERP account balance shown on page 116 would have vested and become payable to her (or her beneficiary) either in a lump sum distribution or annual installment payments as described above.
In the event of the death or disability of any of our named executive officers, we have no obligation to provide any benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers, with the following exception. Under our short-term disability plan, officers (including but not limited to our executive officers) are entitled to receive an income benefit equal to 100 percent of their base salary for up to 6 months. For non-officers, the plan provides an income benefit equal to 50 percent of their base salary for up to 6 months. In each case, the employee must first use up all of his or her accrued and unused vacation and flex leave. Except as noted above with regard to our SERP, our qualified and nonqualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from any of the triggering events described above or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his or her deferral election forms and he or she would be entitled to cash out any accrued and unused vacation. Other than the benefits described above in connection with the triggering events and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our named executive officers. For a discussion of our retirement benefits program, see pages F-36 through F-39 of this Annual Report on Form 10-K.
DIRECTOR COMPENSATION
The following table sets forth the total compensation earned by our directors in 2007. The Federal Housing Finance Board (“Finance Board”) sets annual compensation limits for members of the boards of directors of the 12 Federal Home Loan Banks. For 2007, the annual directors’ compensation limits were $29,944 for the Chairman of the Board, $23,955 for the Vice Chairman of the Board, and $17,967 for all other directors. Our directors are compensated based solely on the number of our regular and special board meetings that they attend in person and the level of responsibility that they assume. In 2007, our Chairman of the Board, Vice Chairman of the Board and all other directors were entitled to receive the maximum allowable compensation if they attended at least six of our nine board meetings that required attendance in person (seven of which were regularly scheduled board meetings and two of which were specially called board meetings). Two of the directors presented in the table, Sarah S. Agee and Robert Wertheim, no longer serve on our board of directors. Their terms as directors expired on December 31, 2007.

					Change in Pension
				Non-equity	Value and Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred Compensation	All Other
Name	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Lee R. Gibson, Chairman in 2007	29,944	—	—	—	—	*	29,944
Mary E. Ceverha, Vice Chairman in 2007	23,955	—	—	—	—	*	23,955
Tyson T. Abston	17,967	—	—	—	—	*	17,967
Sarah S. Agee	17,967	—	—	—	—	*	17,967
H. Gary Blankenship	17,967	—	—	—	—	*	17,967
Bobby L. Chain	17,967	—	—	—	—	*	17,967
James H. Clayton	17,967	—	—	—	—	*	17,967
C. Kent Conine	17,967	—	—	—	—	*	17,967
Howard R. Hackney	17,967	—	—	—	—	*	17,967
Will C. Hubbard	17,967	—	—	—	—	*	17,967
Willard L. Jackson, Jr.	17,967	—	—	—	—	*	17,967
Melvin H. Johnson, Jr.	17,967	—	—	—	—	*	17,967
Charles G. Morgan, Jr.	17,967	—	—	—	—	*	17,967
James W. Pate, II	17,967	—	—	—	—	*	17,967
Margo S. Scholin	17,967	—	—	—	—	*	17,967
Anthony S. Sciortino	17,967	—	—	—	—	*	17,967
Clarence G. Simmons, III	17,967	—	—	—	—	*	17,967
John B. Stahler	17,967	—	—	—	—	*	17,967
Robert Wertheim	17,967	—	—	—	—	*	17,967

*	Our directors did not receive any other form of compensation in 2007 other than the limited perquisites which are discussed below. For each director, these perquisites were either less than $10,000 or zero.
Our directors may defer any or all of their fees under the terms of a separate nonqualified deferred compensation plan (the “Directors’ NQDC Plan”). While separate from the NQDC Plan that is available to our highly compensated employees, the Directors’ NQDC Plan operates in a similar manner. The assets associated with the plan are held in the same grantor trust that is utilized for our NQDC Plan and SERP. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Likewise, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our NQDC Plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to participants in our NQDC Plan. As the earnings (or losses) derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability under the Directors’ NQDC Plan, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $694,000 at December 31, 2007.
We have a policy under which we will reimburse our directors for the travel expenses of a spouse accompanying them to no more than two of our board meetings each year. In 2007, 17 of our 19 directors utilized this benefit in whole or in part at a total cost to us of $28,020. As no individual director was reimbursed more than $3,200 for spousal travel, these perquisites are not reportable as compensation in the table above.

In accordance with Finance Board regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2007, our directors’ Bank-related travel expenses totaled $353,628, not including the spousal travel reimbursements described above.
For 2008, the Finance Board has set the annual directors’ compensation limits at $31,232 for the Chairman of the Board, $24,986 for the Vice Chairman of the Board, and $18,739 for all other directors. These limits represent the maximum fees that our directors can earn in 2008.
Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2007 was, prior to or during 2007, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.
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
As provided by statute, the only voting right conferred upon the Bank’s members is for the election of directors. In accordance with the FHLB Act and Finance Board regulations, members elect a majority of the Bank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member shareholders are not entitled to cast votes for the election of directors.
As of February 29, 2008, there were 25,044,481 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than 5 percent of the Bank’s outstanding capital stock as of February 29, 2008. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Beneficial Owners of More than 5% of the Bank’s Outstanding Capital Stock

		Percentage of
	Number of	Outstanding
Name and Address of Beneficial Owner	Shares Owned	Shares Owned
Wachovia Bank, FSB	7,321,810	29.24%
2085 Westheimer Road, Houston, TX 77098

Guaranty Bank	2,482,828	9.91%
8333 Douglas Avenue, Dallas, TX 75225
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Eleven of the Bank’s 19 directorships are held by elected directors who by law must be officers or directors of a member of the Bank. The following table sets forth, as of February 29, 2008, the number of shares owned beneficially by members that have one of their officers or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

	Bank Director	Number	Percentage of
	Affiliated	of Shares	Outstanding
Name and Address of Beneficial Owner	with Beneficial Owner	Owned **	Shares Owned
Charter Bank	Glenn Wertheim	275,060	1.10%
1881 St. Michael’s Drive, Santa Fe, NM 87501

Southside Bank	Lee R. Gibson	228,773	*
1201 South Beckham, Tyler, TX 75701

State-Investors Bank	Anthony S. Sciortino	28,429	*
1041 Veterans Boulevard, Metairie, LA 70005

Guaranty Bond Bank	Tyson T. Abston	19,735	*
100 W Arkansas, Mount Pleasant, TX 75455

Texas Bank and Trust Company	Howard R. Hackney	15,311	*
300 East Whaley, Longview, TX 75601

American National Bank	John B. Stahler	12,056	*
2732 Midwestern Parkway, Wichita Falls, TX 76308

Bank of the West	H. Gary Blankenship	9,466	*
2111 West Airport Freeway, Irving, TX 75062

First National Banker’s Bank	Will C. Hubbard	6,134	*
7813 Office Park Boulevard, Baton Rouge, LA 70809

Planters Bank and Trust Company	James H. Clayton	4,583	*
212 Catchings Street, Indianola, MS 38751

Citizens National Bank, N.A.	Will C. Hubbard	3,923	*
2711 East Texas Street, Bossier City, LA 71171

Pine Bluff National Bank	Charles G. Morgan, Jr.	3,920	*
912 Poplar Street, Pine Bluff, AR 71601

First-Lockhart National Bank	Melvin H. Johnson, Jr.	3,084	*
111 S. Main Street, Lockhart, TX 78644

Fort Worth National Bank	Lee R. Gibson	1,952	*
701 West Magnolia, Fort Worth, TX 76104

All Directors’ Financial Institutions as a group		612,426	2.45%

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure borrowings from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members, non-member institutions that acquire stock by virtue of acquiring member institutions, and our former members that retain capital stock to support advances or other activity that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 11 of our 19 directors are officers or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than 5 percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
We have adopted written policies prohibiting our employees and directors from accepting any personal benefits where such acceptance may create either the appearance of, or an actual conflict of interest. These policies also prohibit our employees and directors from having a direct or indirect financial interest that conflicts, or appears to conflict, with such employee’s or director’s duties and responsibilities to us, subject to certain exceptions. Any of our employees who regularly deal with our members or broker dealers that do business with us must disclose any personal financial relationships with such members or broker dealers annually in a manner that we prescribe. Our directors are required to disclose all actual or apparent conflicts of interest and any personal financial interest of the director or an immediate family member or business associate of the director in any matter to be considered by the Board of Directors. Directors must refrain from participating in the deliberations regarding or voting on any matter in which they, any immediate family members or any business associates have a financial interest, except that elected directors may vote on the terms on which our products are offered to all members and other routine corporate matters, such as the declaration of dividends. With respect to our AHP, directors and employees may not participate in or attempt to influence decisions by us regarding the evaluation, approval, funding or monitoring, or any remedial process for an AHP project if the director or employee, or a family member of such individual, has a financial interest in, or is a director, officer or employee of, an organization involved in such AHP project.
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
A “related person” is defined by the Transactions with Related Persons Policy to be (i) any person who was one of our directors or executive officers at any time since the beginning of our last fiscal year, (ii) any immediate family member of any of the foregoing persons and (iii) any of our members or non-member institutions owning more than 5 percent of our total outstanding capital stock when the transaction occurred or existed.
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
In addition to the named executive officers identified in the Summary Compensation Table on page 111, Paul Joiner, our Senior Vice President and Chief Strategy Officer, is an executive officer and thus a “related person” within the meaning of that term under applicable SEC rules. As such, his compensation may be deemed to be a related person transaction required to be disclosed under applicable SEC rules. In 2007, we paid Mr. Joiner a base salary of $250,000. For 2008, our President and Chief Executive Officer has set Mr. Joiner’s base salary at $255,000. As discussed under Item 11 — Executive Compensation — Compensation Discussion and Analysis, our President and Chief Executive Officer sets the base salaries for all of our executive officers that report directly to him. The remainder of Mr. Joiner’s compensation is paid to him pursuant to benefit plans that are recommended to our Board of Directors for approval by the Board’s Compensation and Human Resources Committee. The Transactions with Related Persons Policy does not require review and approval or ratification by the Audit Committee of any of our executive officers’ compensation.
Further, during a portion of 2007, Robert C. Oberg served as Senior Vice President and Chief Risk Officer. Mr. Oberg resigned his employment with us effective November 27, 2007. As an executive officer and thus a “related person,” his compensation may also be deemed to be a related person transaction requiring disclosure. As determined by our President and Chief Executive Officer, we paid Mr. Oberg $184,166 of compensation as a result of his employment with us. In addition, we paid his relocation and certain of his housing-related expenses totaling $52,805.
Since January 1, 2007, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K, except as described above. Additionally, since January 1, 2007, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2007.
As of December 31, 2007 and 2006, advances outstanding to Directors’ Financial Institutions aggregated $1.204 billion and $1.205 billion, respectively, representing 2.6 percent and 2.9 percent, respectively, of our total outstanding advances as of those dates. We did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2007, 2006 or 2005.

Director Independence
General
Our Board of Directors is currently comprised of 19 directors, 11 of whom were elected by our member institutions and eight of whom were appointed by the Finance Board. All elected directors must be an officer or director of a member institution, but no elected director can be one of our employees or officers. Appointed directors are prohibited from serving as an officer of any FHLBank or as a director or officer of a member of any FHLBank, except that an appointed director may serve as a director or officer of a holding company that controls one or more of our members if the assets of all such members constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Also, an appointed director cannot hold debt or equity securities or other financial interests in any of our members, subject to certain exceptions discussed above under Item 10 — Directors, Executive Officers and Corporate Governance. Additional discussion of the qualifications of elected and appointed directors and an explanation of the process for the election and appointment of directors is also included above under Item 10 - Directors, Executive Officers and Corporate Governance.
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
Finance Board Regulations
The Finance Board’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The Board of Directors complies with the Finance Board’s regulations described above when appointing directors to serve on our Audit Committee. Howard R. Hackney, Clarence G. Simmons, III, Mary E. Ceverha, Lee R. Gibson, Melvin H. Johnson, Jr., Charles G. Morgan, Jr., Margo S. Scholin and John B. Stahler currently serve on our Audit Committee and are independent within the meaning of the Finance Board’s regulations. Additionally, in 2007, Bobby L. Chain served on our Audit Committee and Mr. Chain was independent under the Finance Board’s criteria.
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
After applying the NYSE subjective independence standard, our Board of Directors determined that presumptively our elected directors are not independent. Our Board of Directors determined that, under the NYSE independence standards, elected directors have a material relationship with us through such directors’ member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each elected director is required to be an officer or director of a member institution. Also, an elected director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each elected director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the elected director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s elected director under the NYSE’s objective independence standards. Therefore, our elected directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that an elected director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that elected director. Furthermore, the determination by our Board of Directors regarding elected directors’ independence under the NYSE’s standards is not necessarily determinative of any elected director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our elected directors are Tyson T. Abston, H. Gary Blankenship, James H. Clayton, Lee R. Gibson, Howard R. Hackney, Will C. Hubbard, Melvin H. Johnson, Jr., Charles G. Morgan, Jr., Anthony S. Sciortino, John B. Stahler and Glenn Wertheim. The above determination that none of our elected directors is independent for purposes of the NYSE’s independence standards also applies to Robert Wertheim who served on our Board of Directors during 2007. Robert Wertheim’s term as a director expired on December 31, 2007.
After applying the NYSE independence standards, our Board of Directors affirmatively determined that each of our appointed directors (other than Clarence G. Simmons, III) is independent. Our Board of Directors noted as part of its determination that appointed directors are selected by the Finance Board, are specifically prohibited from being an officer, director or employee of us and, subject to certain exceptions discussed above under Item 10 — Directors, Executive Officers and Corporate Governance, are specifically prohibited from being an officer, director or employee of one of our members or holding debt or equity securities or other financial interests in any of our members. Further, none of these appointed directors has any material relationship with us or any institution that does business with us, other than service as an appointed director. This independence determination applies to Mary E. Ceverha, Patricia P. Brister, Bobby L. Chain, C. Kent Conine, Willard L. Jackson, Jr., James W. Pate, II and Margo S. Scholin. Our Board of Directors did not have sufficient information regarding Clarence G. Simmons, III to make a conclusive affirmative determination regarding his independence. Our Board of Directors did ascertain, however, that Mr. Simmons does continue to meet all of the requirements for serving as an appointed director (including, as discussed above, that he is not an officer, director or employee of us and, subject to certain exceptions discussed above under Item 10 - Directors, Executive Officers and Corporate Governance, is not an officer, director or employee of one of our members and does not hold debt or equity securities or other financial interests in any of our members). Our Board of Directors also affirmatively determined that Sarah S. Agee, who served as one of our appointed directors during 2007, was independent. Ms. Agee’s term as a director expired on December 31, 2007.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the elected directors serving on our Audit Committee (Howard R. Hackney, Charles G. Morgan, Jr., Lee R. Gibson, Melvin H. Johnson, Jr. and John B. Stahler) is independent under the NYSE standards for audit committees. Our Board of Directors determined that Mary E. Ceverha and Margo S. Scholin, appointed directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees. Our Board of Directors did not have sufficient information regarding Clarence G. Simmons, III, another appointed director who serves on our audit committee, to make a conclusive affirmative determination regarding his independence. Our Board of Directors did ascertain, however, as discussed above, that Mr. Simmons does continue to meet all of the requirements for serving as an appointed director. Additionally, in 2007, Bobby L. Chain served on our Audit Committee. Our Board of Directors determined that Mr. Chain, as an appointed director, was independent under the NYSE independence standards for audit committee members.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2007 and 2006 for services rendered by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm.

	(In thousands)
	Year Ended December 31,
	2007	2006
Audit fees	$778	$750
Audit-related fees	690	77
Tax fees	—	—
All other fees	8	—

Total fees	$1,476	$827

In 2007, audit fees were for services rendered in connection with the integrated audit of the Bank’s financial statements and its internal control over financial reporting. In 2006, audit fees were for services rendered in connection with the annual audit of the Bank’s financial statements as well as the audits of the Bank’s restated financial statements for 2004, 2003 and 2002, reviews of documents filed with the SEC (including the Bank’s registration statement on Form 10 and amendments thereto), and accounting consultations related to the Bank’s registration with the SEC.
In 2007 and 2006, audit-related fees were for services rendered in connection with reviews of the Bank’s internal control documentation in preparation for compliance with Section 404 of the Sarbanes-Oxley Act, consultations concerning new accounting pronouncements, and discussions regarding the accounting for transactions that had been considered by the Bank. In 2007, the fees associated with audit-related services also included accounting consultations related to the Bank’s potential merger with the FHLBank of Chicago.
All other fees in 2007 were for services rendered in connection with a proforma tax analysis. The analysis was hypothetical in nature and assumed that the Bank was no longer exempt from federal income taxes.
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
All of the services provided by PricewaterhouseCoopers LLP in 2007 and 2006 (and the fees paid for those services) were pre-approved by the Audit Committee. There were no services for which the de minimis exception was utilized.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
     The financial statements are set forth on pages F-1 through F-46 of this Annual Report on Form 10-K.
(b) Exhibits

3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

4.1	Amended and Revised Capital Plan of the Registrant, dated June 24, 2004 (incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective as of January 1, 2008.

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the Commission on June 27, 2006, which exhibit is incorporated herein by reference).

10.7	Form of Employment Agreement between the Bank and certain executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2007 and filed with the Commission on November 26, 2007, which exhibit is incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 30, 2007).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 99.1 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 30, 2007).

99.2	Report of the Audit Committee of the Board of Directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas

March 28, 2008	By	/s/ Terry Smith

Date		Terry Smith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

/s/ Terry Smith Terry Smith
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tom Lewis Tom Lewis
Senior Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Lee R. Gibson Lee R. Gibson
Chairman of the Board of Directors

/s/ Mary E. Ceverha Mary E. Ceverha
Vice Chairman of the Board of Directors

/s/ Tyson T. Abston Tyson T. Abston
Director

/s/ H. Gary Blankenship H. Gary Blankenship
Director

Patricia P. Brister
Director

/s/ Bobby L. Chain Bobby L. Chain
Director

/s/ James H. Clayton James H. Clayton
Director

/s/ C. Kent Conine C. Kent Conine
Director

/s/ Howard R. Hackney Howard R. Hackney
Director

/s/ Will C. Hubbard Will C. Hubbard
Director

/s/ Willard L. Jackson, Jr. Willard L. Jackson, Jr.
Director

/s/ Melvin H. Johnson, Jr. Melvin H. Johnson, Jr.
Director

/s/ Charles G. Morgan, Jr. Charles G. Morgan, Jr.
Director

/s/ James W. Pate, II James W. Pate, II
Director

/s/ Margo S. Scholin Margo S. Scholin
Director

/s/ Anthony S. Sciortino Anthony S. Sciortino
Director

/s/ Clarence G. Simmons, III Clarence G. Simmons, III
Director

/s/ John B. Stahler John B. Stahler
Director

Glenn Wertheim
Director

Federal Home Loan Bank of Dallas

Management’s Report on Internal Control over Financial Reporting
Management of the Federal Home Loan Bank of Dallas (the “Bank”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Bank’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Bank’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of the Bank’s management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Bank’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2007.
The Bank’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007, appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 27, 2008

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Cash and due from banks (Note 3)	$74,699	$96,360
Interest-bearing deposits (Note 17)	120,021	174,416
Federal funds sold (Notes 18 and 19)	7,100,000	5,495,000
Trading securities (Note 4)	2,924	24,499
Available-for-sale securities (Notes 5 and 19)	362,090	714,771
Held-to-maturity securities (a) (Note 6)	8,534,667	7,194,594
Advances (Notes 7 and 18)	46,298,158	41,168,141
Mortgage loans held for portfolio, net of allowance for credit losses of $263 and $267 in 2007 and 2006, respectively (Notes 2, 8 and 18)	381,468	449,626
Loan to other FHLBank (Note 19)	400,000	—
Accrued interest receivable	189,005	187,886
Premises and equipment, net	22,341	24,895
Derivative assets (Note 13)	123,165	90,642
Other assets	26,137	29,628

TOTAL ASSETS	$63,634,675	$55,650,458

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$3,192,085	$2,423,731
Non-interest bearing	75	75

Total deposits	3,192,160	2,423,806

Consolidated obligations, net (Note 10)
Discount notes	24,119,433	8,225,787
Bonds	32,855,379	41,684,138

Total consolidated obligations, net	56,974,812	49,909,925

Mandatorily redeemable capital stock (Note 14)	82,501	159,567
Accrued interest payable	341,729	444,057
Affordable Housing Program (Note 11)	47,440	43,458
Payable to REFCORP (Note 12)	8,301	7,985
Derivative liabilities (Note 13)	94,918	167,839
Other liabilities	287,642	54,301

Total liabilities	61,029,503	53,210,938

Commitments and contingencies (Notes 7, 10, 11, 12, 13, 15 and 17)

CAPITAL (Notes 14 and 18)
Capital stock – Class B putable ($100 par value) issued and outstanding shares: 23,939,801 and 22,481,469 shares in 2007 and 2006, respectively	2,393,980	2,248,147
Retained earnings	211,762	190,625
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income (Notes 5 and 13)	(962)	229
Postretirement benefits (Note 15)	392	519

Total accumulated other comprehensive income (loss)	(570)	748

Total capital	2,605,172	2,439,520

TOTAL LIABILITIES AND CAPITAL	$63,634,675	$55,650,458

(a)	Fair values: $8,489,962 and $7,239,662 at December 31, 2007 and 2006, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Advances	$2,111,476	$2,181,800	$1,642,118
Prepayment fees on advances, net	2,268	2,225	2,716
Interest-bearing deposits	7,096	18,190	14,468
Federal funds sold	277,307	196,990	131,699
Trading securities	551	2,360	6,077
Available-for-sale securities	26,618	42,074	152,531
Held-to-maturity securities	437,270	417,222	308,112
Mortgage loans held for portfolio	23,070	27,546	34,476
Other	826	795	539

Total interest income	2,886,482	2,889,202	2,292,736

INTEREST EXPENSE
Consolidated obligations
Bonds	1,957,871	2,123,386	1,717,519
Discount notes	555,816	390,269	271,043
Deposits	144,203	145,690	69,787
Mandatorily redeemable capital stock	5,328	13,049	11,680
Other borrowings	238	516	148

Total interest expense	2,663,456	2,672,910	2,070,177

NET INTEREST INCOME	223,026	216,292	222,559
Provision (release of allowance) for credit losses	—	—	(56)

NET INTEREST INCOME AFTER LOSS PROVISION	223,026	216,292	222,615

OTHER INCOME
Service fees	3,713	3,438	2,841
Net loss on trading securities	(2)	(893)	(4,442)
Net realized gains on sales of available-for-sale securities	—	—	245,395
Gains on early extinguishment of debt	1,255	746	2,475
Net gains (losses) on derivatives and hedging activities	33	(5,457)	(91,287)
Other, net	4,506	3,445	2,603

Total other income	9,505	1,279	157,585

OTHER EXPENSE
Compensation and benefits	30,976	23,551	21,929
Other operating expenses	20,909	22,823	24,631
Finance Board	1,822	2,043	2,134
Office of Finance	1,589	1,403	1,529

Total other expense	55,296	49,820	50,223

INCOME BEFORE ASSESSMENTS	177,235	167,751	329,977

Affordable Housing Program	15,012	15,026	28,129
REFCORP	32,445	30,545	60,369

Total assessments	47,457	45,571	88,498

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	129,778	122,180	241,479
Cumulative effect of change in accounting principle	—	—	908

NET INCOME	$129,778	$122,180	$242,387

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	Capital Stock			Accumulated Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2005	24,928	$2,492,789	$25,920	$169,401	$2,688,110
Proceeds from sale of capital stock	4,186	418,564	—	—	418,564
Repurchase/redemption of capital stock	(6,944)	(694,431)	—	—	(694,431)
Shares reclassified to mandatorily redeemable capital stock	(79)	(7,858)	—	—	(7,858)

Comprehensive income
Net income	—	—	242,387	—	242,387
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	73,317	73,317
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	—	—	—	(245,395)	(245,395)

Total comprehensive income	—	—	—	—	70,309

Dividends on capital stock
Cash	—	—	(179)	—	(179)
Mandatorily redeemable capital stock	—	—	(76)	—	(76)
Stock	895	89,558	(89,558)	—	—

BALANCE, DECEMBER 31, 2005	22,986	2,298,622	178,494	(2,677)	2,474,439
Proceeds from sale of capital stock	4,572	457,173	—	—	457,173
Repurchase/redemption of capital stock	(6,087)	(608,671)	—	—	(608,671)
Shares reclassified to mandatorily redeemable capital stock	(88)	(8,754)	—	—	(8,754)

Comprehensive income
Net income	—	—	122,180	—	122,180
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	2,906	2,906

Total comprehensive income	—	—	—	—	125,086

Adjustment to initially apply SFAS 158	—	—	—	519	519

Dividends on capital stock
Cash	—	—	(173)	—	(173)
Mandatorily redeemable capital stock	—	—	(99)	—	(99)
Stock	1,098	109,777	(109,777)	—	—

BALANCE, DECEMBER 31, 2006	22,481	2,248,147	190,625	748	2,439,520
Proceeds from sale of capital stock	10,251	1,025,096	—	—	1,025,096
Repurchase/redemption of capital stock	(9,188)	(918,797)	—	—	(918,797)
Shares reclassified to mandatorily redeemable capital stock, net	(676)	(67,712)	—	—	(67,712)

Comprehensive income
Net income	—	—	129,778	—	129,778
Other comprehensive income
Net unrealized losses on available-for-sale securities	—	—	—	(1,191)	(1,191)
Postretirement benefits	—	—	—	(127)	(127)

Total comprehensive income	—	—	—	—	128,460

Dividends on capital stock
Cash	—	—	(180)	—	(180)
Mandatorily redeemable capital stock	—	—	(1,215)	—	(1,215)
Stock	1,072	107,246	(107,246)	—	—

BALANCE, DECEMBER 31, 2007	23,940	$2,393,980	$211,762	$(570)	$2,605,172

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$129,778	$122,180	$242,387
Cumulative effect of change in accounting principle	—	—	(908)

Income before cumulative effect of change in accounting principle	129,778	122,180	241,479
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	60,354	23,010	(4,554)
Concessions on consolidated obligation bonds	14,563	10,241	11,243
Premises, equipment and computer software costs	4,874	4,463	4,541
Provision (release of allowance) for credit losses	—	—	(56)
Non-cash interest on mandatorily redeemable capital stock	6,629	10,842	11,643
Decrease in trading securities	21,575	21,245	32,839
Losses (gains) due to change in net fair value adjustment on derivative and hedging activities	69,612	(103,148)	(362,999)
Gains on early extinguishment of debt	(1,255)	(746)	(2,475)
Net realized gains on sales of available-for-sale securities	—	—	(245,395)
Net realized loss (gain) on disposition of premises and equipment	—	(13)	137
Decrease (increase) in accrued interest receivable	(1,119)	3,029	17,387
Decrease (increase) in other assets	(2,167)	(467)	1,013
Increase in Affordable Housing Program (AHP) liability	3,982	4,374	18,281
Increase (decrease) in accrued interest payable	(102,328)	47,144	65,759
Decrease in excess REFCORP contributions	—	—	24,947
Increase in payable to REFCORP	316	354	7,631
Increase (decrease) in other liabilities	5,416	(542)	537

Total adjustments	80,452	19,786	(419,521)

Net cash provided by (used in) operating activities	210,230	141,966	(178,042)

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits	54,395	210,299	246,683
Net decrease (increase) in federal funds sold	(1,605,000)	2,401,000	(5,216,000)
Net increase in loans to other FHLBanks	(400,000)	—	—
Net increase in short-term held-to-maturity securities	(991,508)	—	—
Proceeds from sales of available-for-sale securities	—	—	4,476,514
Proceeds from maturities of available-for-sale securities	354,077	284,596	293,318
Proceeds from maturities of long-term held-to-maturity securities	1,241,994	1,585,030	1,717,536
Purchases of long-term held-to-maturity securities	(1,363,425)	(575,019)	(2,658,057)
Principal collected on advances	510,504,697	508,840,222	509,752,658
Advances made	(515,458,471)	(503,537,674)	(509,223,257)
Principal collected on mortgage loans held for portfolio	67,509	91,797	162,434
Purchases of premises, equipment and computer software	(2,444)	(4,298)	(2,748)

Net cash provided by (used in) investing activities	(7,598,176)	9,295,953	(450,919)

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	771,154	(1,388,140)	1,818,120
Net proceeds from issuance of consolidated obligations
Discount notes	885,769,011	572,533,424	445,220,645
Bonds	22,151,525	13,817,803	18,605,479
Debt issuance costs	(8,843)	(10,179)	(8,385)
Proceeds from assumption of debt from other FHLBanks	325,837	—	426,811
Payments for maturing and retiring consolidated obligations
Discount notes	(869,942,411)	(575,553,539)	(441,077,761)
Bonds	(31,191,731)	(18,471,352)	(24,035,213)
Payments to other FHLBanks for assumption of debt	(461,753)	—	—
Proceeds from issuance of capital stock	1,025,096	457,173	418,564
Payments for redemption of mandatorily redeemable capital stock	(152,623)	(179,463)	(27,362)
Payments for repurchase/redemption of capital stock	(918,797)	(608,671)	(694,431)
Cash dividends paid	(180)	(173)	(179)

Net cash provided by (used in) financing activities	7,366,285	(9,403,117)	646,288

Net increase (decrease) in cash and cash equivalents	(21,661)	34,802	17,327
Cash and cash equivalents at beginning of the year	96,360	61,558	44,231

Cash and cash equivalents at end of the year	$74,699	$96,360	$61,558

Supplemental disclosures
Interest paid	$2,627,214	$2,643,221	$1,956,051

AHP payments, net	$11,030	$10,652	$9,849

REFCORP payments	$32,129	$30,191	$27,791

Stock dividends issued	$107,246	$109,777	$89,558

Dividends paid through issuance of mandatorily redeemable capital stock	$1,215	$99	$76

Capital stock reclassified to mandatorily redeemable capital stock, net	$67,712	$8,754	$7,858

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
     The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance (“Office of Finance”), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. All members must purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.
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
     The Office of Finance was established by the Finance Board to facilitate the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations.) As provided by the FHLB Act, as amended, or Finance Board regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 12 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are their primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members. The Bank also provides its members with a variety of correspondent banking services, including wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services.
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
     Investment Securities. The Bank records investment securities on trade date. The Bank carries investment securities for which it has both the ability and intent to hold to maturity (held-to-maturity securities) at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.
     The Bank classifies certain investment securities that it may sell before maturity as available-for-sale and carries them at fair value. The changes in fair value of available-for-sale securities that have been hedged but that do not qualify as fair value hedges are recorded in other comprehensive income as net unrealized gains or losses on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as fair value hedges, the Bank records the portion of the changes in value related to the risk being hedged in other income (loss) as “net gains (losses) on derivatives and hedging activities” together with the related changes in the fair value of the derivatives, and records the remainder of the changes in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”
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
     The Bank regularly evaluates outstanding available-for-sale and held-to-maturity securities for impairment. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging. After an investment security is determined to be impaired, the Bank evaluates whether the decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it expects to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the creditworthiness of the issuer and, in the case of mortgage-backed securities, the performance of the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank may also evaluate the issuer’s business and financial outlook, as well as broader industry and sector performance indicators. If it is determined that there is an other-than-temporary impairment in the value of an investment security, the decline in value is recognized as a loss in other income (loss). The Bank did not experience any other-than-temporary impairments in the value of its investment securities during 2007, 2006 or 2005.
     Advances. The Bank reports advances net of unearned commitment fees and deferred prepayment fees, if any, as discussed below. The Bank credits interest on advances to income as earned. Following the requirements of the FHLB Act, as amended, the Bank maintains a security interest in sufficient collateral to protect it from losses on advances. The FHLB Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully described in Note 7, Community Financial Institutions (defined for 2007 as FDIC-insured institutions with average total assets of $599 million or less during the three-year period ended December 31, 2006) are eligible to utilize expanded statutory collateral rules for secured small business, small farm and small agribusiness loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception in 1932. Because of the collateral held as security on advances and its repayment history, Bank management believes that an allowance for credit losses on advances is not warranted at this time.
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

     The PFI’s credit enhancement obligation (CE Amount) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Board’s Acquired Member Asset regulation (12 C.F.R. part 955) (AMA Regulation), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection (CEP Amount) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (SMI) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (CE fee) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. The Bank also pays performance-based CE fees which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2007, 2006 and 2005, mortgage loan interest income was reduced by CE fees totaling $276,000, $318,000 and $419,000, respectively.
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
     The Bank classifies mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums and discounts. The Bank amortizes premiums and accretes discounts to interest income over the contractual lives of the loans.
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
     The Bank bases the allowance for credit losses on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date, after consideration of primary mortgage insurance, supplemental mortgage insurance (if any), and credit enhancements. Actual losses greater than defined levels are offset by the PFIs’ credit enhancement up to their respective limits. The Bank performs periodic reviews to identify losses inherent within its portfolio and to determine the likelihood of collection. The overall allowance is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. As a result of this analysis, the Bank has determined that an allowance for credit losses of $263,000 and $267,000 as of December 31, 2007 and 2006, respectively, is appropriate. Credit losses are charged against the allowance when the Bank determines that its recorded investment is unlikely to be fully recoverable.

     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2007 and 2006, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $18,778,000 and $18,252,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $3,291,000, $3,098,000 and $2,929,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2007 and 2006, the Bank had $4,329,000 and $4,205,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $1,583,000, $1,365,000 and $1,612,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Derivatives and Hedging Activities. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) and as interpreted by the Derivatives Implementation Group and the staff of the Financial Accounting Standards Board (hereinafter collectively referred to as “SFAS 133”), all derivatives are recognized on the statement of condition at their fair values and are designated as either (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge) or (2) a non-SFAS 133 hedge of an asset or liability (an “economic” hedge) for balance sheet management purposes. Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under SFAS 133, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.
     If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.  The Bank considers hedges of committed advances and consolidated obligations to be eligible for the short-cut method of accounting as long as the settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for short-cut accounting specified in SFAS 133. The Bank has defined the market settlement conventions to be five business days or less for advances and thirty calendar days or less using a next business day convention for consolidated obligations. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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
     The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.
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
     Mandatorily Redeemable Capital Stock. In accordance with the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the Bank reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when a member exercises a written redemption right, gives notice of its intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, as the shares of capital stock then meet the SFAS 150 definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. Redemption of these mandatorily redeemable financial instruments is reported as a cash outflow in the financing activities section of the statement of cash flows.
     If a member cancels a written redemption or withdrawal notice, the Bank reclassifies the shares subject to the cancellation notice from liabilities back to equity in accordance with SFAS 150. Following this reclassification to equity, dividends on the capital stock are once again recorded as a reduction of retained earnings.
     Although mandatorily redeemable capital stock is excluded from capital for financial reporting purposes, it is considered capital for regulatory purposes. See Note 14 for more information, including restrictions on stock redemption.
     Affordable Housing Program. The FHLB Act requires each FHLBank to establish and fund an Affordable Housing Program (“AHP”) (see Note 11). The Bank charges the required funding for AHP to earnings and establishes a liability. The Bank makes AHP funds available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.

     Resolution Funding Corporation. Although the Bank is exempt from ordinary federal, state, and local taxation except for local real estate taxes, it is required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”), an entity established by Congress in 1989 to provide funding for the resolution of insolvent thrift institutions. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. To enable REFCORP to perform these calculations, each of the FHLBanks provides quarterly earnings information to REFCORP. See Note 12 for more information.
     Prepayment Fees. The Bank charges its members a prepayment fee when members prepay certain advances before their original maturities. The Bank records prepayment fees net of hedging adjustments included in the book basis of the advance, if any, as interest income in the statements of income either immediately or over time, as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments.” If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is recorded in interest income on advances. If the Bank determines that the advance should be treated as a new advance, or in instances where no new advance is funded, it records the net fees as “prepayment fees on advances” in the interest income section of the statement of income.
     Commitment Fees. The Bank defers commitment fees for advances, if any, and amortizes them to interest income using the level-yield method. The Bank records commitment fees for letters of credit as a deferred credit when it receives the fees and amortizes them over the term of the letter of credit using the straight-line method.
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds over the terms of the bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $15,179,000 and $20,900,000 at December 31, 2007 and 2006, respectively, and are included in “other assets” on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $14,563,000, $10,241,000 and $11,243,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $2,234,000, $913,000 and $483,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2007, 2006 and 2005, respectively.
     Discounts and Premiums on Consolidated Obligations. The Bank expenses the discounts on consolidated obligation discount notes using the level-yield method over the term of the related notes. It accretes the discounts and amortizes the premiums on consolidated obligation bonds to expense using the level-yield method over the term to maturity of the bonds.
     Finance Board and Office of Finance Expenses. The Bank is assessed its proportionate share of the costs of operating the Finance Board and the Office of Finance. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total outstanding capital stock (including those amounts classified as mandatorily redeemable). The operating and capital expenditures of the Office of Finance are shared on a pro rata basis with one-third based on each FHLBank’s percentage of total outstanding capital stock (excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s issuance of consolidated obligations, and one-third based on each FHLBank’s total consolidated obligations outstanding. These costs are included in the other expense section of the statements of income.
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
     SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption was permitted, provided an entity had not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank adopted SFAS 157 as of January 1, 2008 and the adoption did not have a material effect on its results of operations or financial condition.
     SFAS 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. The Bank adopted SFAS 159 on January 1, 2008. To date, the Bank has not elected the fair value option for any of its financial assets or liabilities; as a result, the implementation of SFAS 159 has not had any effect on the Bank’s results of operations or financial condition.
     FASB Staff Position (“FSP”) FIN 39-1. In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements in its balance sheet. This policy, once adopted, must be applied consistently (i.e., either both the fair value amounts of the derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be offset or all of these amounts must be presented on a gross basis in the balance sheet). The accounting policy related to offsetting fair value amounts, as well as the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral, must be disclosed. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The effects of applying FSP FIN 39-1 are required to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Prior to the adoption of FSP FIN 39-1 on January 1, 2008, the Bank offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Beginning January 1, 2008, the Bank has elected to offset both the fair value amounts of derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. Accordingly, a portion of the Bank’s interest-bearing deposits (both assets and liabilities) and the interest accrued thereon will be reclassified to derivative assets and derivative liabilities in any comparative statements of condition presented in financial statements filed for periods after December 31, 2007. These reclassifications will have no effect on the Bank’s results of operations. The retrospective adjustments that will be made to the Bank’s statement of condition as of December 31, 2007 will be as follows (in thousands):

		Retrospective	After Application
	As Presented	Adjustment	of FSP FIN 39-1
Interest-bearing deposits	$120,021	$(119,047)	$974
Accrued interest receivable	189,005	(170)	188,835
Derivative assets	123,165	(57,202)	65,963
Total assets	63,634,675	(176,419)	63,458,256

Interest-bearing deposits	3,192,085	(104,337)	3,087,748
Accrued interest payable	341,729	(403)	341,326
Derivative liabilities	94,918	(71,679)	23,239
Total liabilities	61,029,503	(176,419)	60,853,084
Total liabilities and capital	63,634,675	(176,419)	63,458,256
     Statement 133 Implementation Issue No. 23 (“Issue E23”). In January 2008, the FASB issued Issue E23, “Issues Involving Application of the Shortcut Method under Paragraph 68.” Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank did not have any preexisting hedging relationships utilizing the shortcut method which required dedesignation upon the adoption of Issue E23. Further, the adoption of Issue E23 is not expected to have any effect on the Bank’s future results of operations or financial condition.
     SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The adoption of SFAS 161 is not expected to have any impact on the Bank’s results of operations or financial condition. The Bank has not yet determined the extent to which these requirements will modify or augment its existing disclosures, nor has it determined whether it will early adopt this standard.

     Note 3—Cash and Due from Banks
     Required Clearing Balances. The Bank maintained average required balances with various Federal Reserve Banks and branches of approximately $73,678,000 and $64,379,000 for the years ended December 31, 2007 and 2006, respectively. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.
     Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount reported as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $46,414,000 and $43,614,000 as of December 31, 2007 and 2006, respectively. The Bank includes member reserve balances in “other liabilities” on the statements of condition.
Note 4—Trading Securities
     Major Security Types. Trading securities as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Mortgage-backed securities issued by government-sponsored enterprises	$—	$22,204
Other	2,924	2,295

Total	$2,924	$24,499

     Net loss on trading securities during the years ended December 31, 2007, 2006 and 2005 included a change in net unrealized holding loss of $6,000, $900,000 and $4,442,000 for securities that were held on December 31, 2007, 2006 and 2005, respectively. On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.
Note 5—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$57,057	$—	$127	$56,930
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,406	17	—	35,423
FHLBank of San Francisco (primary obligor)	6,455	311	—	6,766

	98,918	328	127	99,119

Mortgage-backed securities
Government-sponsored enterprises	169,611	561	992	169,180
Other	94,523	—	732	93,791

	264,134	561	1,724	262,971

Total	$363,052	$889	$1,851	$362,090

     Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$51,156	$134	$—	$51,290
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,217	49	—	35,266
FHLBank of San Francisco (primary obligor)	6,194	481	—	6,675

	92,567	664	—	93,231

Mortgage-backed securities
Government-sponsored enterprises	432,806	921	1,336	432,391
Other	189,169	165	185	189,149

	621,975	1,086	1,521	621,540

Total	$714,542	$1,750	$1,521	$714,771

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
     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. The unrealized losses on the securities represented less than 0.6 percent of the securities’ amortized cost as of December 31, 2007. The unrealized losses were due in part to the recent widespread deterioration in credit market conditions and did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the Bank’s assessment of the creditworthiness of the issuers, the fact that all of the Bank’s available-for-sale securities retain the highest investment grade rating from one or more nationally recognized statistical rating organizations and, in the case of its mortgage-backed securities, the performance of the underlying loans, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider any of the investments to be other-than-temporarily impaired at December 31, 2007.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Government-sponsored enterprises	1	$56,930	$127	—	$—	$—	1	$56,930	$127

Mortgage-backed securities
Government-sponsored enterprises	—	—	—	9	157,193	992	9	157,193	992
Other	2	82,250	708	2	11,541	24	4	93,791	732

	2	82,250	708	11	168,734	1,016	13	250,984	1,724

Total temporarily impaired	3	$139,180	$835	11	$168,734	$1,016	14	$307,914	$1,851

     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2006.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Mortgage-backed securities
Government-sponsored enterprises	—	$—	$—	18	$371,391	$1,336	18	$371,391	$1,336
Other	—	—	—	2	94,872	185	2	94,872	185

Total temporarily impaired	—	$—	$—	20	$466,263	$1,521	20	$466,263	$1,521

     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	2007		2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Maturity	Cost	Value	Cost	Value
Due in one year or less	$41,861	$42,189	$—	$—
Due after one year through five years	—	—	41,411	41,941
Due after ten years	57,057	56,930	51,156	51,290

	98,918	99,119	92,567	93,231
Mortgage-backed securities	264,134	262,971	621,975	621,540

Total	$363,052	$362,090	$714,542	$714,771

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $43,000 and net premiums of $673,000 at December 31, 2007 and 2006, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2007 and 2006 (in thousands):

	2007	2006
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$92,463	$86,373
Variable-rate	6,455	6,194

	98,918	92,567

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	255,475	591,843
Fixed-rate collateralized mortgage obligations	8,659	30,132

	264,134	621,975

Total	$363,052	$714,542

     Gains and Losses. During the year ended December 31, 2005, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $4,231,119,000. Proceeds from the sales totaled $4,476,514,000, resulting in gross realized gains and losses of $249,220,000 and $3,825,000, respectively. There were no sales of available-for-sale securities during the years ended December 31, 2007 or 2006.
Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$993,629	$—	$164	$993,465
U.S. government guaranteed obligations	75,342	173	411	75,104
State or local housing agency obligations	4,810	2	—	4,812

	1,073,781	175	575	1,073,381

Mortgage-backed securities
U.S. government guaranteed obligations	34,066	133	6	34,193
Government-sponsored enterprises	5,910,467	3,243	32,507	5,881,203
Other	1,516,353	10,435	25,603	1,501,185

	7,460,886	13,811	58,116	7,416,581

Total	$8,534,667	$13,986	$58,691	$8,489,962

     Held-to-maturity securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$87,125	$207	$562	$86,770
State or local housing agency obligations	5,965	2	—	5,967

	93,090	209	562	92,737

Mortgage-backed securities
U.S. government guaranteed obligations	43,556	326	—	43,882
Government-sponsored enterprises	5,163,238	23,416	880	5,185,774
Other	1,894,710	22,836	277	1,917,269

	7,101,504	46,578	1,157	7,146,925

Total	$7,194,594	$46,787	$1,719	$7,239,662

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position. The unrealized losses on the Bank’s held-to-maturity securities as of December 31, 2007 represented less than 1.0 percent of the securities’ amortized cost as of that date. These unrealized losses were generally attributable to the recent widespread deterioration in credit market conditions and did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the Bank’s assessment of the creditworthiness of the issuers, the fact that all of the Bank’s held-to-maturity securities retain the highest investment grade rating from one or more of the nationally recognized statistical rating organizations and, in the case of its mortgage-backed securities, the performance of the underlying loans, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider any of the investments to be other-than-temporarily impaired at December 31, 2007.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Commercial paper	4	$993,465	$164	—	$—	$—	4	$993,465	$164
U.S. government guaranteed obligations	14	49,179	411	—	—	—	14	49,179	411
Mortgage-backed securities
U.S. government guaranteed obligations	4	4,842	6	—	—	—	4	4,842	6
Government-sponsored enterprises	210	4,513,693	31,862	5	52,866	645	215	4,566,559	32,507
Other	45	711,469	23,355	5	84,422	2,248	50	795,891	25,603

	259	5,230,004	55,223	10	137,288	2,893	269	5,367,292	58,116

Total temporarily impaired	277	$6,272,648	$55,798	10	$137,288	$2,893	287	$6,409,936	$58,691

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2006.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
U.S. government guaranteed obligations	8	$35,121	$494	2	$18,950	$68	10	$54,071	$562
Mortgage-backed securities
Government-sponsored enterprises	13	373,692	90	8	148,734	790	21	522,426	880
Other	2	62,769	92	7	101,100	185	9	163,869	277

	15	436,461	182	15	249,834	975	30	686,295	1,157

Total temporarily impaired	23	$471,582	$676	17	$268,784	$1,043	40	$740,366	$1,719

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	2007		2006
	Amortized	Estimated	Amortized	Estimated
Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$996,044	$995,874	$167	$167
Due after one year through five years	1,112	1,120	8,487	8,489
Due after five years through ten years	26,504	26,600	6,875	6,891
Due after ten years	50,121	49,787	77,561	77,190

	1,073,781	1,073,381	93,090	92,737
Mortgage-backed securities	7,460,886	7,416,581	7,101,504	7,146,925

Total	$8,534,667	$8,489,962	$7,194,594	$7,239,662

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $5,404,000 and $464,000 at December 31, 2007 and 2006, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2007 and 2006 (in thousands):

	2007	2006
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$993,629	$—
Variable-rate	80,152	93,090

	1,073,781	93,090

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	1,769	2,761
Collateralized mortgage obligations:
Fixed-rate	698,027	763,527
Variable-rate	6,761,090	6,335,216

	7,460,886	7,101,504

Total	$8,534,667	$7,194,594

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2007 or 2006.

Note 7—Advances
     Redemption Terms. At December 31, 2007 and 2006, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 8.66 percent and 1.00 percent to 9.16 percent, respectively, as summarized below (in thousands).

	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$251	6.78%	$5	9.16%

2007	—	—	19,343,124	5.16
2008	21,384,332	4.42	6,612,440	5.14
2009	5,011,113	5.02	3,890,210	5.27
2010	3,688,931	4.96	2,973,142	5.30
2011	3,283,452	4.96	3,029,041	5.28
2012	7,169,089	4.91	119,295	4.79
Thereafter	2,187,667	4.46	614,667	5.30
Amortizing advances	3,414,523	4.71	4,603,661	4.46

Total par value	46,139,358	4.67%	41,185,585	5.11%

Deferred prepayment fees	(964)		—
Commitment fees	(28)		(24)
Hedging adjustments	159,792		(17,420)

Total	$46,298,158		$41,168,141

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2007 and 2006, the Bank had aggregate prepayable and callable advances totaling $162,745,000 and $152,505,000, respectively.
     The following table summarizes advances at December 31, 2007 and 2006, by the earlier of year of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Year of Contractual Maturity or Next Call Date	2007	2006
Overdrawn demand deposit accounts	$251	$5

2007	—	19,377,447
2008	21,423,839	6,629,386
2009	5,025,303	3,905,342
2010	3,724,857	3,011,456
2011	3,315,639	3,062,207
2012	7,197,090	117,881
Thereafter	2,037,856	478,200
Amortizing advances	3,414,523	4,603,661

Total par value	$46,139,358	$41,185,585

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2007 and 2006, the Bank had putable advances outstanding totaling $2,817,671,000 and $1,043,400,000, respectively.

     The following table summarizes advances at December 31, 2007 and 2006, by the earlier of year of contractual maturity or next possible put date (in thousands):

Year of Contractual Maturity or Next Put Date	2007	2006
Overdrawn demand deposit accounts	$251	$5

2007	—	20,366,524
2008	22,936,682	6,162,140
2009	5,477,833	3,711,910
2010	3,426,631	2,713,342
2011	3,201,452	2,974,041
2012	7,013,839	119,295
Thereafter	668,147	534,667
Amortizing advances	3,414,523	4,603,661

Total par value	$46,139,358	$41,185,585

     Security Terms. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its district that are involved in housing finance. The FHLB Act requires the Bank to obtain sufficient collateral on advances to protect against losses and to generally accept only eligible collateral. Eligible collateral includes certain U.S. government or government agency securities, residential mortgage loans, term deposits in the Bank, and other eligible real estate-related assets as collateral on such advances. In the case of Community Financial Institutions (“CFIs”), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans and securities representing a whole interest in such loans. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. At December 31, 2007 and 2006, the Bank had rights to collateral with an estimated value greater than outstanding advances.
     Each member/borrower of the Bank executes a security agreement pursuant to which such member/borrower grants a security interest in favor of the Bank in certain assets of such member/borrower. The agreements under which a member grants a security interest fall into one of two general structures. In the first structure, the member grants a security interest in all of its assets that are included in one of the eligible collateral categories, as described in the preceding paragraph, which the Bank refers to as a “blanket lien.” If a member has an investment grade credit rating from a nationally recognized statistical rating organization (“NRSRO”), the member may request that its blanket lien be modified, such that the member grants in favor of the Bank a security interest limited to certain of the eligible collateral categories (i.e., whole first residential mortgages, securities, term deposits in the Bank and other real estate-related collateral). In the second structure, the member grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies such members as being on “specific collateral only status.”
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
     The members/borrowers which are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies grant a security interest in, and are only permitted to borrow against, the eligible collateral that is delivered to the Bank. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise agree on an arrangement to assure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.

     Beyond these provisions, Section 10(e) of the FHLB Act affords any security interest granted by a member/borrower (or any affiliate of a member/borrower) to the Bank priority over the claims or rights of any other party. The only exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests.
     Credit Risk. The Bank has never experienced a credit loss on an advance to a member, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
     Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2007, the Bank had advances of $25 billion outstanding to its three largest borrowers, which represented 54 percent of total advances outstanding. As of December 31, 2006, advances outstanding to these three institutions totaled $19 billion, which represented 46 percent of total advances outstanding at that date. The income from advances to these institutions totaled $1,120,625,000, $987,272,000 and $622,860,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The Bank held sufficient collateral to cover the advances to these institutions, and the Bank does not expect to incur any credit losses on these advances.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at December 31, 2007 and 2006 (in thousands, based upon par amount):

	2007	2006
Fixed-rate	$26,465,393	$23,377,088
Variable-rate	19,673,965	17,808,497

Total par value	$46,139,358	$41,185,585

     Prepayment Fees. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2007, 2006 and 2005 were $3,326,000, $2,019,000 and $2,827,000, respectively. During the year ended December 31, 2007, the Bank deferred $1,013,000 of these gross advance prepayment fees. No prepayment fees were deferred during the years ended December 31, 2006 or 2005.
Note 8—Mortgage Loans Held for Portfolio
     Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF Program (see Note 1). The following table presents information as of December 31, 2007 and 2006 for mortgage loans held for portfolio (in thousands):

	2007	2006
Fixed-rate medium-term* single-family mortgages	$98,642	$119,086
Fixed-rate long-term single-family mortgages	280,056	327,063
Premiums	3,641	4,500
Discounts	(608)	(756)

Total mortgage loans held for portfolio	$381,731	$449,893

*	Medium-term is defined as an original term of 15 years or less.
     The par value of mortgage loans held for portfolio at December 31, 2007 and 2006 was comprised of government-guaranteed loans totaling $170,898,000 and $203,685,000, respectively, and conventional loans totaling $207,800,000 and $242,464,000, respectively.
     The allowance for credit losses on mortgage loans held for portfolio was as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$267	$294	$355
Chargeoffs	(4)	(27)	(5)
Provision (release of allowance) for credit losses	—	—	(56)

Balance, end of year	$263	$267	$294

     At December 31, 2007 and 2006, the Bank had nonaccrual loans totaling $312,000 and $466,000, respectively. At December 31, 2007 and 2006, the Bank’s other assets included $214,000 and $255,000, respectively, of real estate owned.
     Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The Bank did not have any impaired loans at December 31, 2007 or 2006.
Note 9—Deposits
     The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 4.94 percent, 4.87 percent and 3.30 percent during 2007, 2006 and 2005, respectively. For additional information regarding other interest-bearing deposits, see Note 13.
     The following table details interest-bearing and non-interest bearing deposits as of December 31, 2007 and 2006 (in thousands).

	2007	2006
Interest-bearing
Demand and overnight	$2,877,096	$2,325,673
Term	210,652	44,790
Other	104,337	53,268
Non-interest bearing (other)	75	75

Total deposits	$3,192,160	$2,423,806

     The aggregate amount of time deposits with a denomination of $100,000 or more was $210,567,000 and $44,726,000 as of December 31, 2007 and 2006.
Note 10—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 17.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.190 trillion and $0.952 trillion at December 31, 2007 and 2006, respectively. The Bank was the primary obligor on $57.0 billion and $50.2 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

     To provide the holders of consolidated obligations issued prior to January 29, 1993 (prior bondholders) the protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account (“SAA”)) if capital stock (including mandatorily redeemable capital stock) is less than 8.33 percent of their consolidated obligations. At December 31, 2007 and 2006, the FHLBanks’ capital stock (including mandatorily redeemable capital stock) was 4.32 percent and 4.53 percent of the par value of consolidated obligations outstanding, and the required minimum pledged qualifying asset balance was approximately $6,000 and $26,000, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its regulatory capital-to-assets ratio falls below two percent. As of December 31, 2007 and 2006, no FHLBank had a regulatory capital-to-assets ratio below two percent; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below two percent.
     General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as LIBOR and the Constant Maturity Treasury (“CMT”) rate. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.
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

     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated bonds outstanding by interest rate payment terms at December 31, 2007 and 2006 (in thousands, at par value).

	2007	2006
Fixed-rate	$26,281,720	$32,949,025
Step-up	3,774,175	7,320,135
Simple variable-rate	2,418,000	1,003,000
Step-down	150,000	—
Comparative-index	80,000	80,000
Variable that converts to fixed	20,000	120,000
Step-up/step-down	15,000	15,000
Fixed that converts to variable	—	430,000

Total par value	$32,738,895	$41,917,160

     Redemption Terms. The following is a summary of the Bank’s consolidated bonds outstanding at December 31, 2007 and 2006, by year of contractual maturity (in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate
2007	$—	—%	$10,157,295	3.81%
2008	9,904,335	4.27	12,367,735	4.56
2009	6,266,025	4.69	5,893,905	4.71
2010	4,196,210	4.76	3,446,210	4.78
2011	1,881,685	5.28	2,249,135	5.27
2012	3,900,800	4.95	1,271,800	4.86
Thereafter	6,589,840	5.54	6,531,080	5.46

Total par value	32,738,895	4.81	41,917,160	4.60

Premiums	48,179		57,356
Discounts	(11,784)		(17,535)
Hedging adjustments	85,189		(267,743)

	32,860,479		41,689,238

Bonds held in treasury	(5,100)		(5,100)

Total	$32,855,379		$41,684,138

     At December 31, 2007 and 2006, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	2007	2006
Non-callable bonds	$10,457,610	$10,937,575
Callable bonds	22,281,285	30,979,585

Total par value	$32,738,895	$41,917,160

     Concurrent with the issuance of callable bonds, the Bank generally enters into an interest rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The LIBOR-indexed cost of the combined sold callable swap and callable debt allows the Bank to provide members with attractively priced long-term advances. The Bank may also use fixed-rate callable debt to finance callable and/or prepayable advances (see Note 7) and mortgage-backed securities.

     The following table summarizes the Bank’s consolidated bonds outstanding at December 31, 2007 and 2006, by the earlier of year of contractual maturity or next possible call date (in thousands, at par value):

Year of Contractual Maturity or Next Call Date	2007	2006
2007	$—	$30,394,030
2008	22,122,330	5,010,730
2009	5,486,295	3,133,950
2010	1,712,525	1,144,525
2011	661,005	653,685
2012	1,711,300	483,800
Thereafter	1,045,440	1,096,440

Total par value	$32,738,895	$41,917,160

     Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. At December 31, 2007 and 2006, the Bank’s consolidated discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average Implied
	Book Value	Par Value	Interest Rate
December 31, 2007	$24,119,433	$24,221,414	4.20%

December 31, 2006	$8,225,787	$8,261,583	5.11%

Note 11—Affordable Housing Program
     Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Historically, the Bank has provided subsidies under its AHP in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), but after the assessment for REFCORP, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Board regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2007, 2006 or 2005. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Board for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2007, 2006 or 2005.
     Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 14) to reported income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. The calculation of the REFCORP assessment is described in Note 12. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP would be based upon its year-to-date income. In years where the Bank’s income before AHP and REFCORP (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.
     At December 31, 2007 and 2006, the Bank had no outstanding AHP-related advances.

     The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Balance, beginning of year	$43,458	$39,084	$20,703
AHP assessment	15,012	15,026	28,230
Grants funded, net of recaptured amounts	(11,030)	(10,652)	(9,849)

Balance, end of year	$47,440	$43,458	$39,084

Note 12— REFCORP
     Each FHLBank is required to pay 20 percent of its reported earnings (after the AHP assessment) to REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their dependence on one another. To compute the REFCORP assessment, which is paid quarterly in arrears, the Bank’s AHP assessment (described in Note 11) is subtracted from reported income before assessments and the result is multiplied by 20 percent.
     The FHLBanks will continue to be obligated to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per calendar quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all of the FHLBanks and interest rates. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to REFCORP would be calculated based upon its year-to-date income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank experiences a loss for a full year, the Bank would have no obligation to REFCORP for that year nor would it typically be entitled to a credit that could be carried forward to reduce assessments payable in future years.
     The Finance Board is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million. There were no deficit quarterly payments during the years ended December 31, 2007, 2006 or 2005.
     The FHLBanks’ aggregate payments for periods through December 31, 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2013. The FHLBanks’ aggregate payments for periods through December 31, 2007 have satisfied $24 million of the $75 million scheduled payment for the third quarter of 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is satisfied.
     The benchmark payments, or portions thereof, could be reinstated if the actual REFCORP payments of all of the FHLBanks fall short of $75 million in a calendar quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payments beyond April 15, 2030 would be paid to the Department of the Treasury.
Note 13—Derivatives and Hedging Activities
     The Bank enters into interest rate swap, cap and floor agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses interest rate exchange agreements in two ways: either by designating them as a fair value hedge of a specific financial instrument or firm commitment or by designating them as a hedge of some defined risk in the course of its balance sheet management (i.e., a non-SFAS 133 economic hedge). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, and to reduce funding costs.
     The Bank, consistent with Finance Board regulations, enters into interest rate exchange agreements only to reduce potential market risk exposures inherent in otherwise unhedged assets and liabilities. The Bank is not a derivatives dealer and it does not trade derivatives for short-term profit.
     During the years ended December 31, 2007, 2006 and 2005, the Bank recorded net gains (losses) on derivatives and hedging activities of $33,000, ($5,457,000) and ($91,287,000), respectively, in other income (loss). Net gains (losses) on derivatives and hedging activities for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$1,569	$3,227	$(2,223)
Gains (losses) on economic hedge derivatives related to trading securities	(15)	956	4,585
Net interest expense associated with economic hedge derivatives related to trading securities	(134)	(947)	(4,458)
Losses related to other economic hedge derivatives	(1,078)	(7,466)	(65,223)
Net interest expense associated with other economic hedge derivatives	(309)	(1,227)	(23,968)

Net gains (losses) on derivatives and hedging activities	$33	$(5,457)	$(91,287)

     The following table summarizes the outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$34,025,303	$(97,276)	$45,602,820	$(271,906)
Economic	188,294	285	490,275	(5,415)
Interest rate caps
Fair value	255,000	688	315,000	4,074
Economic	6,500,000	2,972	5,250,000	3,334

	$40,968,597	$(93,331)	$51,658,095	$(269,913)

Total derivatives excluding accrued interest		$(93,331)		$(269,913)
Accrued interest		121,578		192,716

Net derivative balances		$28,247		$(77,197)

Net derivative asset balances		$123,165		$90,642
Net derivative liability balances		(94,918)		(167,839)

Net derivative balances		$28,247		$(77,197)

     Hedging Activities. At inception, the Bank formally documents the relationships between derivatives designated as hedging instruments and their hedged items, its risk management objectives and strategies for undertaking the hedge transactions, and its method for assessing the effectiveness of the hedging relationships. This process includes linking all derivatives that are designated as fair value hedges to: (1) specific assets and liabilities on the statement of condition or (2) firm commitments. The Bank also formally assesses (both at the inception of the hedging relationship and on a monthly basis thereafter) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges. When it determines that a derivative has not been, or is not expected to continue to be, effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed in Note 1.
     Investments - The Bank has invested in U.S. agency securities, mortgage-backed securities, and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of consolidated obligations and derivatives. The Bank may manage prepayment and duration risk presented by some investment securities with either callable or non-callable consolidated obligations or interest rate exchange agreements, including caps, floors, and interest rate swaps. These securities may be classified as “held-to-maturity,” “available-for-sale,” or “trading.”
     For available-for-sale securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income (loss) as “net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the interest rate exchange agreement, and the remainder of the change in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”
     The Bank may also manage the risk arising from changing market prices and volatility of investment securities classified as “trading” by entering into interest rate exchange agreements (economic hedges) that offset the changes in fair value of the securities. The market value changes of the trading securities are recorded in other income (loss) under the caption “net gains (losses) on trading securities.” Changes in the fair value of the related interest rate exchange agreements, and the associated net interest income/expense, are included in other income (loss) under the caption “net gains (losses) on derivatives and hedging activities.”
     Advances - The Bank issues both fixed-rate and variable-rate advances. When appropriate, the Bank uses interest rate exchange agreements to adjust the interest rate sensitivity of its fixed-rate advances to more closely approximate the interest rate sensitivity of its liabilities. With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance on specified future dates. This embedded option is clearly and closely related to the host advance contract. The Bank typically hedges a putable advance by entering into a cancelable interest rate exchange agreement where the Bank pays a fixed coupon and receives a variable coupon, and sells an option to cancel the swap to the swap counterparty. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the interest rate exchange agreement on the call date and the Bank can cancel the putable advance and offer, subject to certain conditions, replacement funding at prevailing market rates.
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
     The Bank may hedge a firm commitment for a forward-starting advance through the use of an interest rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The carrying value of the firm commitment will be included in the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance.
     Mortgage Loans - The Bank has invested in mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected maturities of these assets, depending on changes in estimated prepayment speeds. The Bank may use interest rate exchange agreements to manage the prepayment and duration variability of mortgage loans.
     Consolidated Obligations - While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank generally enters into derivative contracts to hedge the interest rate risk associated with its specific debt issuances.

     To manage the risk arising from changing market prices and volatility of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. In a typical transaction, the Bank issues a fixed-rate consolidated obligation and simultaneously enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank which are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets, typically one-month or three-month LIBOR. Such transactions are treated as fair value hedges under SFAS 133. This intermediation between the capital and swap markets allows the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed-rate or floating-rate consolidated obligations in the capital markets.
     Credit Risk. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master swap and credit support agreements with all of its derivatives counterparties. These agreements provide for the netting of all transactions with a counterparty and the delivery of collateral when certain thresholds are met. The Bank manages counterparty credit risk through the use of these agreements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Board regulations. Based on the netting provisions and collateral requirements of its master swap and credit support agreements and credit analyses of its derivative counterparties, Bank management does not anticipate any credit losses on its derivative agreements at this time.
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
     At December 31, 2007 and 2006, the Bank’s maximum credit risk, as defined above, was approximately $133,610,000 and $95,178,000, respectively. These totals include $61,748,000 and $71,077,000, respectively, of net accrued interest receivable. The Bank held as collateral cash balances of $104,337,000 and $53,268,000 as of December 31, 2007 and 2006, respectively. In early January 2008 and early January 2007, additional cash collateral of $29,924,000 and $44,093,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in interest-bearing deposits (liabilities) in the statements of condition.
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
Note 14—Capital
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
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.06 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $25,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any MPF loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there were none).
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
     The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. Under this policy, the Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). From the implementation of this practice in October 2003 through the repurchase that occurred on November 30, 2005, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as stock in excess of 115 percent of the member’s minimum investment requirement. For the repurchases that occurred on July 31, 2006, October 31, 2006 and January 31, 2007, surplus stock was defined as stock in excess of 110 percent of the member’s minimum investment requirement. Beginning with the repurchase that occurred on April 30, 2007, surplus stock has been defined as stock in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. During the years ended December 31, 2007, 2006 and 2005, the Bank repurchased surplus stock totaling $683,993,000, $492,781,000 and $466,837,000, respectively. During the years ended December 31, 2007 and 2006, $11,491,000 and $4,496,000 of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. During the year ended December 31, 2005, none of the repurchased surplus stock was classified as mandatorily redeemable capital stock on the repurchase dates. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
     The following table presents total excess stock, surplus stock and surplus stock meeting the repurchase criteria (i.e., surplus stock of individual institutions exceeding $250,000) at December 31, 2007 and 2006 (in thousands):

	2007	2006
Excess stock
Capital stock	$302,792	$373,252
Mandatorily redeemable capital stock	28,520	9,381

Total	$331,312	$382,633

Surplus stock
Capital stock	$198,232	$213,560
Mandatorily redeemable capital stock	25,821	6,535

Total	$224,053	$220,095

Surplus stock meeting repurchase criteria
Capital stock	$174,246	$148,249
Mandatorily redeemable capital stock	25,103	5,740

Total	$199,349	$153,989

     Under the Finance Board’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Board’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2007 or 2006. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.
     At all times during the three years ended December 31, 2007, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$437,643	$2,688,243	$445,931	$2,598,339

Total capital	$2,545,387	$2,688,243	$2,226,018	$2,598,339
Total capital-to-assets ratio	4.00%	4.22%	4.00%	4.67%

Leverage capital	$3,181,734	$4,032,365	$2,782,523	$3,897,509
Leverage capital-to-assets ratio	5.00%	6.34%	5.00%	7.00%
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
     As of December 31, 2007, the Bank had $82,501,000 in outstanding capital stock subject to mandatory redemption held by 16 institutions. At December 31, 2006, the Bank had $159,567,000 in outstanding capital stock subject to mandatory redemption held by 14 institutions. In accordance with SFAS 150, these amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2007, 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $5,328,000, $13,049,000 and $11,680,000, respectively, were recorded as interest expense in the statements of income.
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

     The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2007 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to repurchase the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2008	$14,748
2009	126
2010	1,652
2011	687
2012	65,288

Total	$82,501

     The Bank’s fifth largest shareholder (and borrower) is a non-member institution that acquired a Bank member and relocated such member’s charter out of the Bank’s district on July 1, 2007. As of December 31, 2007, the shareholder held $60,719,000 of mandatorily redeemable capital stock which is not required to be redeemed until 2012. The Bank repurchased $24,524,000 of such stock in January 2008, as part of its regular quarterly repurchase of surplus stock discussed above. The Bank currently anticipates that it will repurchase approximately $8,000,000 of additional capital stock from this shareholder in 2008 and approximately $25,000,000 in 2009, as the institution’s advances mature and are repaid.
     The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2007, 2006 and 2005 (in thousands).

Balance, January 1, 2005	$327,121

Capital stock that became subject to mandatory redemption during the year	7,858
Redemption of mandatorily redeemable capital stock	(27,362)
Stock dividends classified as mandatorily redeemable	11,718

Balance, December 31, 2005	319,335

Capital stock that became subject to mandatory redemption during the year	8,754
Redemption of mandatorily redeemable capital stock	(179,463)
Stock dividends classified as mandatorily redeemable	10,941

Balance, December 31, 2006	159,567

Capital stock that became subject to mandatory redemption during the year	67,890
Mandatorily redeemable capital stock reclassified to equity during the year	(178)
Redemption of mandatorily redeemable capital stock	(152,623)
Stock dividends classified as mandatorily redeemable	7,845

Balance, December 31, 2007	$82,501

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

     The following table provides the number of institutions that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2007, 2006 and 2005:

	2007	2006	2005
Number of institutions, beginning of year	14	11	9
Due to mergers and acquisitions	3	5	6
Due to withdrawals	—	1	1
Mandatorily redeemable capital stock reclassified to equity	(1)	—	—
Terminations completed during the year	—	(3)	(5)

Number of institutions, end of year	16	14	11

The Bank did not receive any stock redemption notices in 2007, 2006 or 2005.
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
Note 15—Employee Retirement Plans
     The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank who were hired prior to January 1, 2007. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense during the years ended December 31, 2007, 2006 and 2005 were $3,937,000, $3,462,000 and $3,248,000, respectively. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
     The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra Defined Contribution Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra Defined Contribution Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2007, 2006 and 2005, the Bank contributed $626,000, $505,000 and $444,000, respectively, to the Pentegra Defined Contribution Plan.
     Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The plan’s liability consists of the accumulated compensation deferrals, accrued earnings on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan. The Bank’s minimum obligation under this plan was $1,220,000 and $1,048,000 at December 31, 2007 and 2006, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $111,000, $99,000 and $61,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     The Bank also maintains a non-qualified deferred compensation plan that is available to all of its directors. The plan’s liability consists of the accumulated compensation deferrals (representing directors’ fees) and accrued earnings on those deferrals. At December 31, 2007 and 2006, the Bank’s minimum obligation under this plan was $694,000 and $587,000, respectively.
     The Bank maintains a Special Non-Qualified Deferred Compensation Plan (“the Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to most of the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $964,000 and $632,000 at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007, 2006 and 2005, the Bank contributed $285,000, $195,000 and $178,000, respectively, to the Plan.
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

     The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the benefits program for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2007	2006
Change in APBO
APBO at beginning of year	$2,140	$2,281
Service cost	26	20
Interest cost	166	123
Actuarial loss (gain)	88	(152)
Participant contributions	168	154
Benefits paid	(292)	(286)

APBO at end of year	2,296	2,140

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Bank contributions	124	132
Participant contributions	168	154
Benefits paid	(292)	(286)

Fair value of plan assets at end of year	—	—

Funded status recognized in other liabilities at end of year	$(2,296)	$(2,140)

     Amounts recognized in accumulated other comprehensive income at December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,
	2007	2006
Net actuarial loss (gain)	$(170)	$(262)
Prior service cost (benefit)	(222)	(257)

	$(392)	$(519)

     The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2008 are as follows (in thousands):

Net actuarial loss (gain)	$(4)
Prior service cost (benefit)	(35)

$(39)

     The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 11.0 percent for 2008. For 2007, 2006 and 2005, gross health care cost trend rates of 13.0 percent, 13.0 percent and 14.0 percent, respectively, were used. The health care cost trend rate is assumed to decline by 1.0 percent per year to a final rate of 5.0 percent in 2014 and thereafter. To compute the APBO at December 31, 2007 and 2006, weighted average discount rates of 6.48 percent and 6.00 percent were used. Weighted average discount rates of 6.00 percent, 5.50 percent and 5.75 percent were used to compute the net periodic benefit cost for 2007, 2006 and 2005, respectively.

     Components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Service cost	$26	$20	$87
Interest cost	166	123	159
Amortization of prior service cost (benefit)	(35)	(35)	148
Amortization of net gain	(4)	—	—

Net periodic benefit cost	$153	$108	$394

     SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) requires the Bank to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Bank adopted SFAS 158 effective December 31, 2006. Changes in benefit obligations recognized in other comprehensive income during the year ended December 31, 2007 were as follows (in thousands):

Amortization of prior service benefit included in net periodic benefit cost	$(35)
Actuarial loss	(88)
Amortization of net actuarial benefit included in net periodic benefit cost	(4)

Total changes in benefit obligations recognized in other comprehensive income	$(127)

     A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2007 by $814,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2007 by $41,000. Alternatively, a 1 percent decrease in the health care trend rate would have reduced the APBO at December 31, 2007 by $543,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2007 by $62,000.
     The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Expected Benefit
Payments, Net of
Year Ended	Participant
December 31,	Contributions
2008	$249
2009	280
2010	277
2011	291
2012	294
2013-2017	1,543

$2,934

Note 16—Estimated Fair Values
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2007 and 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and evaluation of those factors, change. Therefore, the estimated fair values presented below are not necessarily indicative of the amounts that would be realized in current market transactions.

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
     Advances. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Under Finance Board regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.
     Mortgage loans held for portfolio. The estimated fair values for mortgage loans have been determined based on quoted prices of similar mortgage loans available in the market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the prepayment assumptions that are used.
     Loan to other FHLBank. This loan is an overnight balance; accordingly, the estimated fair value approximates the recorded book balance.
     Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.
     Derivative assets/liabilities. The Bank estimates the fair values of its derivative instruments, all of which are interest rate exchange agreements, using standard valuation techniques for derivatives such as discounted cash flow analysis and comparison to similar instruments. The fair values of the derivative instruments include accrued interest receivable and payable. The Bank uses the LIBOR swap curve and forward rates at year end as discount rates in these calculations and, for agreements containing options, the markets’ expectations of future interest rate volatility implied from current market prices for similar options. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty pursuant to the provisions of the Bank’s master swap and credit support agreements. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.
     Deposits. The Bank determines the estimated fair values of its deposits with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The estimated fair value approximates the recorded book balance for deposits with floating rates and fixed rates with three months or less to maturity or repricing.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at December 31, 2007 or 2006.

     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$74,699	$—	$74,699
Interest-bearing deposits	120,021	—	120,021
Federal funds sold	7,100,000	—	7,100,000
Trading securities	2,924	—	2,924
Available-for-sale securities	362,090	—	362,090
Held-to-maturity securities	8,534,667	(44,705)	8,489,962
Advances	46,298,158	(91,713)	46,206,445
Mortgage loans held for portfolio, net	381,468	5,026	386,494
Loan to other FHLBank	400,000	—	400,000
Accrued interest receivable	189,005	—	189,005
Derivative assets	123,165	—	123,165

Liabilities:
Deposits	3,192,160	—	3,192,160
Consolidated obligations:
Discount notes	24,119,433	(419)	24,119,852
Bonds	32,855,379	(79,779)	32,935,158
Mandatorily redeemable capital stock	82,501	—	82,501
Accrued interest payable	341,729	—	341,729
Derivative liabilities	94,918	—	94,918
     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2006, were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$96,360	$—	$96,360
Interest-bearing deposits	174,416	—	174,416
Federal funds sold	5,495,000	—	5,495,000
Trading securities	24,499	—	24,499
Available-for-sale securities	714,771	—	714,771
Held-to-maturity securities	7,194,594	45,068	7,239,662
Advances	41,168,141	(122,890)	41,045,251
Mortgage loans held for portfolio, net	449,626	(1,595)	448,031
Accrued interest receivable	187,886	—	187,886
Derivative assets	90,642	—	90,642

Liabilities:
Deposits	2,423,806	—	2,423,806
Consolidated obligations:
Discount notes	8,225,787	1,294	8,224,493
Bonds	41,684,138	64,906	41,619,232
Mandatorily redeemable capital stock	159,567	—	159,567
Accrued interest payable	444,057	—	444,057
Derivative liabilities	167,839	—	167,839

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 10, the Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
     The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the Finance Board controls the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation was excluded from the initial recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” At December 31, 2007 and 2006, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $1.133 trillion and $0.902 trillion, respectively.
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
     Other commitments and contingencies. At December 31, 2007 and 2006, the Bank had commitments to make additional advances totaling approximately $61,116,000 and $74,428,000, respectively. Commitments are generally for periods up to 12 months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, the amount is converted into a collateralized advance to the member. Outstanding standby letters of credit totaled $3,879,587,000 and $3,493,095,000 at December 31, 2007 and 2006, respectively. At December 31, 2007, outstanding letters of credit had original terms of up to 7 years with a final expiration in 2013. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $2,442,000 and $1,737,000 at December 31, 2007 and 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these commitments and letters of credit. Commitments and letters of credit are fully collateralized at the time of issuance (see Note 7).
     The Bank had no commitments to fund/purchase mortgage loans at December 31, 2007 or 2006.
     At December 31, 2007 and 2006, the Bank had commitments to issue $25,132,000 and $2,840,000,000, respectively, of consolidated obligation bonds/discount notes of which $15,000,000 and $2,740,000,000, respectively, were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral agreements. As of December 31, 2007 and 2006, the Bank had pledged, as collateral, cash with a book value of $119,047,000 and $173,830,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral is reported as an asset in interest-bearing deposits in the statements of condition.

     During the years ended December 31, 2007, 2006 and 2005, the Bank charged to operating expenses net rental costs of approximately $437,000, $434,000, and $386,000, respectively. Future minimum rentals at December 31, 2007, were as follows (in thousands):

Year	Premises	Equipment	Total
2008	$259	$103	$362
2009	254	88	342
2010	174	27	201
2011	—	1	1

Total	$687	$219	$906

     Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
     The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2007 were as follows (in thousands):

Year
2008	$1,696
2009	760
2010	513
2011	22

Total	$2,991

     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any pending legal proceedings.
     For a discussion of other commitments and contingencies, see notes 7, 10, 11, 12, 13 and 15.
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
     Substantially all of the Bank’s advances are made to its shareholders, and the majority of its mortgage loans held for portfolio were either funded by the Bank through, or purchased from, certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third party market participants, except that the Bank’s Risk Management Policy specifies a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
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

     During the year ended December 31, 2005, the Bank purchased from a third party $283,000,000 of mortgage- backed securities issued by an affiliate of Washington Mutual Bank, a non-member borrower/shareholder. The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the years ended December 31, 2007 or 2006. At December 31, 2007 and 2006, the Bank held previously purchased mortgage-backed securities with par values of $22 million and $26 million, respectively, that were issued by one or more entities that are now part of Citigroup. At December 31, 2007 and 2006, the Bank held $68 million and $133 million (par values), respectively, of mortgage-backed securities issued by entities that are affiliated with Washington Mutual Bank. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.
     All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all members regardless of asset or transaction size, charter type, or geographic location.
     The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2007 and 2006, advances outstanding to Directors’ Financial Institutions aggregated $1,204,000,000 and $1,205,000,000, respectively, representing 2.6 percent and 2.9 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2007, 2006 or 2005. As of December 31, 2007 and 2006, capital stock outstanding to Directors’ Financial Institutions aggregated $55,000,000 and $72,000,000, respectively, representing 2.2 percent and 3.0 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.
Note 19 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. Loans to other FHLBanks, consisting of overnight federal funds sold, totaled $400,000,000 at December 31, 2007. There were no loans to other FHLBanks made during the year ended December 31, 2006. Interest income on loans to other FHLBanks totaled $82,000 and $506,000 for the years ended December 31, 2007 and 2005, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Year Ended December 31,
	2007	2006	2005
Balance, January 1,	$—	$—	$—
Loans made to:
FHLBank of Pittsburgh	—	—	3,660,000
FHLBank of Boston	170,000	—	—
FHLBank of San Francisco	750,000	—	—
Collections from:
FHLBank of Pittsburgh	—	—	(3,660,000)
FHLBank of Boston	(170,000)	—	—
FHLBank of San Francisco	(350,000)	—	—

Balance, December 31,	$400,000	$—	$—

     During the years ended December 31, 2007, 2006 and 2005, interest expense on borrowings from other FHLBanks totaled $87,000, $91,000 and $31,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Year Ended December 31,
	2007	2006	2005
Balance, January 1	$—	$—	$—
Borrowings from:
FHLBank of Atlanta	—	50,000	125,000
FHLBank of Boston	—	50,000	—
FHLBank of Chicago	—	50,000	—
FHLBank of Cincinnati	—	50,000	—
FHLBank of Des Moines	—	50,000	—
FHLBank of Indianapolis	528,000	100,000	—
FHLBank of New York	—	50,000	—
FHLBank of Pittsburgh	—	100,000	190,000
FHLBank of San Francisco	120,000	50,000	—
FHLBank of Seattle	—	50,000	—
FHLBank of Topeka	—	50,000	—
Repayments to:
FHLBank of Atlanta	—	(50,000)	(125,000)
FHLBank of Boston	—	(50,000)	—
FHLBank of Chicago	—	(50,000)	—
FHLBank of Cincinnati	—	(50,000)	—
FHLBank of Des Moines	—	(50,000)	—
FHLBank of Indianapolis	(528,000)	(100,000)	—
FHLBank of New York	—	(50,000)	—
FHLBank of Pittsburgh	—	(100,000)	(190,000)
FHLBank of San Francisco	(120,000)	(50,000)	—
FHLBank of Seattle	—	(50,000)	—
FHLBank of Topeka	—	(50,000)	—

Balance, December 31	$—	$—	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 5. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligations of other FHLBanks totaled $2,543,000, $2,457,000 and $3,193,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issuing new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2007, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts of $323,000,000. The net premiums associated with these transactions totaled $2,837,000. There were no such transfers during the year ended December 31, 2006. During the year ended December 31, 2005, the Bank assumed consolidated obligations from the FHLBank of Chicago with par amounts of $425,000,000. The net premiums associated with these transactions were $1,812,000. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. During the year ended December 31, 2007, the Bank transferred $341,000,000 and $120,000,000 (par values) of its consolidated obligations to the FHLBanks of San Francisco and Cincinnati, respectively. In connection with these transactions, the assuming FHLBanks became the primary obligors for the transferred debt. The aggregate gains realized on these debt transfers totaled $534,000. There was no debt transferred to other FHLBanks during the years ended December 31, 2006 or 2005.

     As discussed in Note 1, the Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by the Bank’s PFIs and purchased by the FHLBank of Chicago. These fees totaled $187,000, $242,000 and $385,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

EXHIBIT INDEX

Exhibit

3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

4.1	Amended and Revised Capital Plan of the Registrant, dated June 24, 2004 (incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective as of January 1, 2008.

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the Commission on June 27, 2006, which exhibit is incorporated herein by reference).

10.7	Form of Employment Agreement between the Bank and certain executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2007 and filed with the Commission on November 26, 2007, which exhibit is incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 30, 2007).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 99.1 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 30, 2007).

99.2	Report of the Audit Committee of the Board of Directors.