Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Dallas
filed 2008-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At April 30, 2008, the registrant had outstanding 27,891,599 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$47,929	$74,699
Interest-bearing deposits (Note 8)	1,741	974
Federal funds sold	5,290,000	7,100,000
Trading securities (Note 11)	3,552	2,924
Available-for-sale securities (Notes 3, 11 and 14)	589,800	362,090
Held-to-maturity securities (a) (Notes 4 and 13)	8,564,103	8,534,667
Advances (Note 5)	53,633,279	46,298,158
Mortgage loans held for portfolio, net of allowance for credit losses of $266 and $263 at March 31, 2008 and December 31, 2007, respectively	367,439	381,468
Loan to other FHLBank (Note 14)	—	400,000
Accrued interest receivable	160,622	188,835
Premises and equipment, net	21,745	22,341
Derivative assets (Notes 8 and 11)	24,418	65,963
Other assets	18,492	26,137

TOTAL ASSETS	$68,723,120	$63,458,256

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$2,965,546	$3,087,748
Non-interest bearing	75	75

Total deposits	2,965,621	3,087,823

Consolidated obligations, net (Note 6)
Discount notes	22,024,001	24,119,433
Bonds	40,213,341	32,855,379

Total consolidated obligations, net	62,237,342	56,974,812

Mandatorily redeemable capital stock	70,490	82,501
Accrued interest payable	380,062	341,326
Affordable Housing Program (Note 7)	47,341	47,440
Payable to REFCORP	7,866	8,301
Derivative liabilities (Notes 8 and 11)	17,168	23,239
Other liabilities	117,168	287,642

Total liabilities	65,843,058	60,853,084

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) issued and outstanding shares:
26,682,501 and 23,939,801 shares at March 31, 2008 and December 31, 2007, respectively	2,668,250	2,393,980
Retained earnings	217,156	211,762
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(5,727)	(962)
Postretirement benefits	383	392

Total accumulated other comprehensive income (loss)	(5,344)	(570)

Total capital	2,880,062	2,605,172

TOTAL LIABILITIES AND CAPITAL	$68,723,120	$63,458,256

(a)	Fair values: $8,272,206 and $8,489,962 at March 31, 2008 and December 31, 2007, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Advances	$488,094	$525,176
Prepayment fees on advances, net	328	538
Interest-bearing deposits	1,144	2,125
Federal funds sold	47,409	81,444
Trading securities	—	387
Available-for-sale securities	3,364	7,920
Held-to-maturity securities	91,248	106,804
Mortgage loans held for portfolio	5,247	6,164
Other	138	223

Total interest income	636,972	730,781

INTEREST EXPENSE
Consolidated obligations
Bonds	389,300	519,997
Discount notes	173,305	119,098
Deposits	26,350	33,129
Mandatorily redeemable capital stock	541	1,902
Other borrowings	27	22

Total interest expense	589,523	674,148

NET INTEREST INCOME	47,449	56,633

OTHER INCOME (LOSS)
Service fees	855	833
Net loss on trading securities	(133)	(19)
Net gains on derivatives and hedging activities	4,904	2,125
Gains on early extinguishment of debt	5,656	97
Other, net	1,449	1,139

Total other income	12,731	4,175

OTHER EXPENSE
Compensation and benefits	8,873	7,522
Other operating expenses	7,853	4,497
Finance Board	432	492
Office of Finance	421	512

Total other expense	17,579	13,023

INCOME BEFORE ASSESSMENTS	42,601	47,785

Affordable Housing Program	3,533	4,095
REFCORP	7,814	8,738

Total assessments	11,347	12,833

NET INCOME	$31,254	$34,952

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2008	23,940	$2,393,980	$211,762	$(570)	$2,605,172

Proceeds from sale of capital stock	4,890	489,000	—	—	489,000
Repurchase/redemption of capital stock	(2,281)	(228,101)	—	—	(228,101)
Shares reclassified to mandatorily redeemable capital stock	(123)	(12,320)	—	—	(12,320)
Comprehensive income
Net income	—	—	31,254	—	31,254
Other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	—	—	—	(4,765)	(4,765)
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(8)	(8)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(1)	(1)

Total comprehensive income	—	—	—	—	26,480

Dividends on capital stock (at 4.50 percent annualized rate)
Cash	—	—	(44)	—	(44)
Mandatorily redeemable capital stock	—	—	(125)	—	(125)
Stock	257	25,691	(25,691)	—	—

BALANCE, MARCH 31, 2008	26,683	$2,668,250	$217,156	$(5,344)	$2,880,062

BALANCE, JANUARY 1, 2007	22,481	$2,248,147	$190,625	$748	$2,439,520

Proceeds from sale of capital stock	763	76,254	—	—	76,254
Repurchase/redemption of capital stock	(2,496)	(249,615)	—	—	(249,615)
Shares reclassified to mandatorily redeemable capital stock	(60)	(6,016)	—	—	(6,016)
Comprehensive income
Net income	—	—	34,952	—	34,952
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	901	901
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(8)	(8)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(1)	(1)

Total comprehensive income	—	—	—	—	35,844

Dividends on capital stock (at 5.25 percent annualized rate)
Cash	—	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(75)	—	(75)
Stock	292	29,241	(29,241)	—	—

BALANCE, MARCH 31, 2007	20,980	$2,098,011	$196,215	$1,640	$2,295,866

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$31,254	$34,952
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(43,324)	(14,214)
Concessions on consolidated obligation bonds	6,638	2,914
Premises, equipment and computer software costs	1,022	1,180
Non-cash interest on mandatorily redeemable capital stock	929	2,227
Gains on early extinguishment of debt	(5,656)	(97)
Net increase in trading securities	(628)	(169)
Loss due to change in net fair value adjustment on derivative and hedging activities	25,917	15,507
Decrease in accrued interest receivable	28,077	7,065
Decrease in other assets	2,933	1,015
Increase (decrease) in Affordable Housing Program (AHP) liability	(99)	2,516
Increase (decrease) in accrued interest payable	38,789	(28,547)
Increase (decrease) in payable to REFCORP	(435)	656
Decrease in other liabilities	(1,474)	(1,010)

Total adjustments	52,689	(10,957)

Net cash provided by operating activities	83,943	23,995

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(74,412)	16,865
Net decrease (increase) in federal funds sold	1,810,000	(2,178,000)
Net decrease in loans to other FHLBanks	400,000	—
Net decrease in short-term held-to-maturity securities	442,718	—
Proceeds from maturities of long-term held-to-maturity securities	293,882	332,021
Purchases of long-term held-to-maturity securities	(938,997)	(183,312)
Proceeds from maturities of available-for-sale securities	31,128	60,641
Purchases of available-for-sale securities	(257,189)	—
Proceeds from maturities of trading securities held for investment purposes	—	4,007
Principal collected on advances	152,677,379	132,216,530
Advances made	(159,790,401)	(127,886,400)
Principal collected on mortgage loans held for portfolio	13,982	16,823
Purchases of premises, equipment and computer software	(589)	(652)

Net cash provided by (used in) investing activities	(5,392,499)	2,398,523

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	(26,697)	1,119,733
Net proceeds from derivative contracts with financing elements	7,585	—
Net proceeds from issuance of consolidated obligations
Discount notes	255,022,737	217,392,401
Bonds	17,804,235	7,385,000
Debt issuance costs	(1,872)	(3,112)
Proceeds from assumption of debt from other FHLBanks	—	285,350
Payments for maturing and retiring consolidated obligations
Discount notes	(257,086,150)	(216,628,413)
Bonds	(10,202,142)	(11,774,096)
Payments to other FHLBanks for assumption of debt	(471,380)	—
Proceeds from issuance of capital stock	489,000	76,254
Payments for redemption of mandatorily redeemable capital stock	(25,385)	(44,420)
Payments for repurchase/redemption of capital stock	(228,101)	(249,615)
Cash dividends paid	(44)	(46)

Net cash provided by (used in) financing activities	5,281,786	(2,440,964)

Net decrease in cash and cash equivalents	(26,770)	(18,446)
Cash and cash equivalents at beginning of the period	74,699	96,360

Cash and cash equivalents at end of the period	$47,929	$77,914

Supplemental Disclosures:
Interest paid	$596,600	$695,631

AHP payments, net	$3,632	$1,579

REFCORP payments	$8,249	$8,082

Stock dividends issued	$25,691	$29,241

Dividends paid through issuance of mandatorily redeemable capital stock	$125	$75

Capital stock reclassified to mandatorily redeemable capital stock	$12,320	$6,016

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
     The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2007. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (the “2007 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2007 10-K.
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
     On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. During the three months ended March 31, 2008, the Bank expensed $3,105,000 of direct costs associated with the potential combination. These costs are included in other operating expenses in the Bank’s statement of income for such period.
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant estimates include the valuations of the Bank’s investment securities classified as available-for-sale, as well as its derivative instruments and any associated hedged items. Actual results could differ from those estimates.
Note 2—Recently Issued Accounting Standards and Interpretations
     Statement of Financial Accounting Standards (“SFAS”) 157 and SFAS 159. Effective January 1, 2008, the Bank adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal (or most advantageous) market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. The adoption of SFAS 157 has not had a material effect on the Bank’s results of operations or financial condition. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. To date, the Bank has not elected the fair value option for any of its financial assets or liabilities; as a result, the adoption of SFAS 159 has not had any effect on the Bank’s results of operations or financial condition.
     SFAS 159 also amended SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”), and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to specify that cash flows from trading securities should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 115 required that all cash flows from trading securities be classified as cash flows from operating activities. As a result, beginning January 1, 2008, the Bank classifies purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading/operating purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the Bank’s statement of cash flows as operating activities. The Bank has retrospectively adjusted the statement of cash flows for the three months ended March 31, 2007 to classify activities related to trading securities held for investment purposes as cash flows from investing activities. This adjustment resulted in an increase in net cash provided by investing activities of $4,007,000, from $2,394,516,000 to $2,398,523,000, and a corresponding decrease in net cash provided by operating activities, from $28,002,000 to $23,995,000, for the three months ended March 31, 2007.
     FASB Staff Position (“FSP”) FIN 39-1. FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”) permits an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Upon adoption of FSP FIN 39-1, an entity is required to make an accounting policy decision to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements in its balance sheet. This policy, once adopted, must be applied consistently (i.e., either both the fair value amounts of the derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral must be offset or all of these amounts must be presented on a gross basis in the balance sheet). The effects of applying FSP FIN 39-1 are required to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Prior to the adoption of FSP FIN 39-1 on January 1, 2008, the Bank offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” Beginning January 1, 2008, the Bank elected to offset both the fair value amounts of derivative assets and liabilities and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. Accordingly, a portion of the Bank’s interest-bearing deposits (both assets and liabilities) and the interest accrued thereon have been reclassified to derivative assets and derivative liabilities in the statement of condition as of December 31, 2007 presented herein. These reclassifications had no effect on the Bank’s results of operations. The retrospective adjustments that were made to the Bank’s statement of condition as of December 31, 2007 were as follows (in thousands):

	As Presented in	Retrospective	As Presented
	the 2007 10-K	Adjustment	Herein
Interest-bearing deposits	$120,021	$(119,047)	$974
Accrued interest receivable	189,005	(170)	188,835
Derivative assets	123,165	(57,202)	65,963
Total assets	63,634,675	(176,419)	63,458,256

Interest-bearing deposits	3,192,085	(104,337)	3,087,748
Accrued interest payable	341,729	(403)	341,326
Derivative liabilities	94,918	(71,679)	23,239
Total liabilities	61,029,503	(176,419)	60,853,084
Total liabilities and capital	63,634,675	(176,419)	63,458,256

     Statement 133 Implementation Issue No. 23 (“Issue E23”). In January 2008, the FASB issued Issue E23, “Issues Involving Application of the Shortcut Method under Paragraph 68,” which is effective for hedging relationships designated on or after January 1, 2008. Issue E23 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”), to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a non-zero fair value at the inception of the hedging relationship that is attributable solely to differing prices within the bid-ask spread between the entry transaction and a hypothetical exit transaction, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship were required to be dedesignated prospectively. A hedging relationship that did not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship met the applicable requirements of SFAS 133. The Bank did not have any preexisting hedging relationships utilizing the shortcut method which required dedesignation upon the adoption of Issue E23. Further, the adoption of Issue E23 has not had any effect on the Bank’s results of operations or financial condition and is not expected to have any effect on the Bank’s future results of operations or financial condition.
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
Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of March 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$318,591	$2,133	$5,600	$315,124
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,665	17	—	35,682
FHLBank of San Francisco (primary obligor)	6,527	321	—	6,848

	360,783	2,471	5,600	357,654

Mortgage-backed securities
Government-sponsored enterprises	158,678	525	1,536	157,667
Non-agency commercial mortgage-backed securities	76,066	—	1,587	74,479

	234,744	525	3,123	232,146

Total	$595,527	$2,996	$8,723	$589,800

     Available-for-sale securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$57,057	$—	$127	$56,930
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,406	17	—	35,423
FHLBank of San Francisco (primary obligor)	6,455	311	—	6,766

	98,918	328	127	99,119

Mortgage-backed securities
Government-sponsored enterprises	169,611	561	992	169,180
Non-agency commercial mortgage-backed securities	94,523	—	732	93,791

	264,134	561	1,724	262,971

Total	$363,052	$889	$1,851	$362,090

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
     As of March 31, 2008, the unrealized losses on the Bank’s available-for-sale securities totaled $8,723,000, which represented less than 1.5 percent of the amortized cost of all available-for-sale securities at that date. These unrealized losses were due in large part to the recent widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the Bank’s assessment of the creditworthiness of the issuers of the agency debt securities held by the Bank, the fact that all of the Bank’s available-for-sale securities retain the highest investment grade rating from one or more nationally recognized statistical rating organizations, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its non-agency commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider any of the investments to be other-than-temporarily impaired at March 31, 2008.
     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2008 and December 31, 2007 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Maturity	Cost	Value	Cost	Value
Due in one year or less	$42,192	$42,530	$41,861	$42,189
Due after one year through five years	207,985	209,659	—	—
Due after five years through ten years	49,492	49,951	—	—
Due after ten years	61,114	55,514	57,057	56,930

	360,783	357,654	98,918	99,119
Mortgage-backed securities	234,744	232,146	264,134	262,971

Total	$595,527	$589,800	$363,052	$362,090

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $31,000 and $43,000 at March 31, 2008 and December 31, 2007, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$354,256	$92,463
Variable-rate	6,527	6,455

	360,783	98,918

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	229,537	255,475
Fixed-rate collateralized mortgage obligations	5,207	8,659

	234,744	264,134

Total	$595,527	$363,052

     Gains and Losses. There were no sales of available-for-sale securities during the three months ended March 31, 2008 or 2007.
Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$549,689	$—	$54	$549,635
U.S. government guaranteed obligations	70,829	290	164	70,955
State or local housing agency obligations	4,300	2	—	4,302

	624,818	292	218	624,892

Mortgage-backed securities
U.S. government guaranteed obligations	32,628	8	462	32,174
Government-sponsored enterprises	6,458,719	8,722	160,866	6,306,575
Non-agency residential mortgage-backed securities	777,013	—	145,725	631,288
Non-agency commercial mortgage-backed securities	670,925	6,411	59	677,277

	7,939,285	15,141	307,112	7,647,314

Total	$8,564,103	$15,433	$307,330	$8,272,206

     Held-to-maturity securities as of December 31, 2007 were as follows (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$993,629	$—	$164	$993,465
U.S. government guaranteed obligations	75,342	173	411	75,104
State or local housing agency obligations	4,810	2	—	4,812

	1,073,781	175	575	1,073,381

Mortgage-backed securities
U.S. government guaranteed obligations	34,066	133	6	34,193
Government-sponsored enterprises	5,910,467	3,243	32,507	5,881,203
Non-agency residential mortgage-backed securities	821,493	—	25,603	795,890
Non-agency commercial mortgage-backed securities	694,860	10,435	—	705,295

	7,460,886	13,811	58,116	7,416,581

Total	$8,534,667	$13,986	$58,691	$8,489,962

     As of March 31, 2008, the unrealized losses on the Bank’s held-to-maturity securities totaled $307,330,000, which represented 3.6 percent of the amortized cost of all held-to-maturity securities at that date. These unrealized losses were generally attributable to the recent widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debt obligations held by the Bank, the fact that all of the Bank’s held-to-maturity securities retain the highest investment grade rating from one or more of the nationally recognized statistical rating organizations, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its non-agency residential and commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these investments to maturity, it does not consider any of the investments to be other-than-temporarily impaired at March 31, 2008. In the case of the Bank’s commercial paper holdings, all of which have 30-day terms, the ratings referred to above reflect the issuers’ short-term debt ratings.
     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2008 and December 31, 2007 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	March 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$549,689	$549,635	$996,044	$995,874
Due after one year through five years	1,112	1,118	1,112	1,120
Due after five years through ten years	25,447	25,666	26,504	26,600
Due after ten years	48,570	48,473	50,121	49,787

	624,818	624,892	1,073,781	1,073,381
Mortgage-backed securities	7,939,285	7,647,314	7,460,886	7,416,581

Total	$8,564,103	$8,272,206	$8,534,667	$8,489,962

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $22,858,000 and $5,404,000 at March 31, 2008 and December 31, 2007, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$549,689	$993,629
Variable-rate	75,129	80,152

	624,818	1,073,781

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	1,625	1,769
Collateralized mortgage obligations
Fixed-rate	673,967	698,027
Variable-rate	7,263,693	6,761,090

	7,939,285	7,460,886

Total	$8,564,103	$8,534,667

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2007 or the three months ended March 31, 2008.
Note 5—Advances
     Redemption Terms. At both March 31, 2008 and December 31, 2007, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 8.66 percent. These advances are summarized below (in thousands).

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Overdrawn demand deposit accounts	$3,535	6.24%	$251	6.78%

Due in one year or less	18,024,555	2.77	21,384,332	4.42
Due after one year through two years	6,192,833	3.81	5,011,113	5.02
Due after two years through three years	5,563,407	3.37	3,688,931	4.96
Due after three years through four years	6,264,423	3.24	3,283,452	4.96
Due after four years through five years	10,943,012	3.01	7,169,089	4.91
Due after five years	2,727,230	4.00	2,187,667	4.46
Amortizing advances	3,533,385	4.63	3,414,523	4.71

Total par value	53,252,380	3.24%	46,139,358	4.67%

Deferred prepayment fees	(941)		(964)
Commitment fees	(28)		(28)
Hedging adjustments	381,868		159,792

Total	$53,633,279		$46,298,158

     The balance of overdrawn demand deposit accounts was fully collateralized at March 31, 2008 and was repaid on April 1, 2008.
     Amortizing advances require repayment according to predetermined amortization schedules.

     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2008 and December 31, 2007, the Bank had aggregate prepayable and callable advances totaling $166,272,000 and $162,745,000, respectively.
     The following table summarizes advances at March 31, 2008 and December 31, 2007, by the earlier of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$3,535	$251

Due in one year or less	18,068,672	21,423,839
Due after one year through two years	6,203,519	5,025,303
Due after two years through three years	5,603,166	3,724,857
Due after three years through four years	6,298,844	3,315,639
Due after four years through five years	10,963,430	7,197,090
Due after five years	2,577,829	2,037,856
Amortizing advances	3,533,385	3,414,523

Total par value	$53,252,380	$46,139,358

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2008 and December 31, 2007, the Bank had putable advances outstanding totaling $3,717,031,000 and $2,817,671,000, respectively.
     The following table summarizes advances at March 31, 2008 and December 31, 2007, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$3,535	$251

Due in one year or less	20,205,615	22,936,682
Due after one year through two years	6,843,354	5,477,833
Due after two years through three years	5,346,856	3,426,631
Due after three years through four years	6,185,423	3,201,452
Due after four years through five years	10,438,162	7,013,839
Due after five years	696,050	668,147
Amortizing advances	3,533,385	3,414,523

Total par value	$53,252,380	$46,139,358

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2008 and December 31, 2007 (in thousands, based upon par amount):

	March 31, 2008	December 31, 2007
Fixed-rate	$27,780,016	$26,465,393
Variable-rate	25,472,364	19,673,965

Total par value	$53,252,380	$46,139,358

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers during the three months ended March 31, 2008 and 2007 were $277,000 and $629,000, respectively, none of which were deferred.
Note 6—Consolidated Obligations
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
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations were approximately $1.220 trillion and $1.190 trillion at March 31, 2008 and December 31, 2007, respectively. The Bank was the primary obligor on $62.0 billion and $57.0 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated bonds outstanding by interest rate payment terms at March 31, 2008 and December 31, 2007 (in thousands, at par value).

	March 31, 2008	December 31, 2007
Fixed-rate	$29,385,497	$26,281,720
Simple variable-rate	9,230,000	2,418,000
Step-up	1,031,795	3,774,175
Step-down	150,000	150,000
Comparative-index	80,000	80,000
Variable that converts to fixed	20,000	20,000
Step-up/step-down	—	15,000

Total par value	$39,897,292	$32,738,895

     Redemption Terms. The following is a summary of the Bank’s consolidated bonds outstanding at March 31, 2008 and December 31, 2007, by contractual maturity (in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$18,759,795	3.69%	$9,904,335	4.27%
Due after one year through two years	9,468,522	3.98	6,266,025	4.69
Due after two years through three years	2,494,800	4.67	4,196,210	4.76
Due after three years through four years	1,923,685	5.03	1,881,685	5.28
Due after four years through five years	2,591,000	4.93	3,900,800	4.95
Thereafter	4,659,490	5.51	6,589,840	5.54

Total par value	39,897,292	4.18%	32,738,895	4.81%

Premiums	45,754		48,179
Discounts	(9,867)		(11,784)
Hedging adjustments	285,262		85,189

	40,218,441		32,860,479
Bonds held in treasury	(5,100)		(5,100)

Total	$40,213,341		$32,855,379

     At March 31, 2008 and December 31, 2007, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	March 31, 2008	December 31, 2007
Non-callable bonds	$21,027,547	$10,457,610
Callable bonds	18,869,745	22,281,285

Total par value	$39,897,292	$32,738,895

     The following table summarizes the Bank’s consolidated bonds outstanding at March 31, 2008 and December 31, 2007, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007
Due in one year or less	$27,913,890	$22,122,330
Due after one year through two years	8,272,407	5,486,295
Due after two years through three years	743,500	1,712,525
Due after three years through four years	666,305	661,005
Due after four years through five years	1,266,000	1,711,300
Thereafter	1,035,190	1,045,440

Total par value	$39,897,292	$32,738,895

     Discount Notes. At March 31, 2008 and December 31, 2007, the Bank’s consolidated discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate

March 31, 2008	$22,024,001	$22,126,333	2.46%

December 31, 2007	$24,119,433	$24,221,414	4.20%

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$47,440	$43,458
AHP assessment	3,533	4,095
Grants funded, net of recaptured amounts	(3,632)	(1,579)

Balance, end of period	$47,341	$45,974

     Note 8—Derivatives and Hedging Activities
     During the three months ended March 31, 2008 and 2007, the Bank recorded net gains on derivatives and hedging activities of $4,904,000 and $2,125,000, respectively, in other income. Net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2008 and 2007 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Gains related to fair value hedge ineffectiveness	$1,525	$3,714
Gains on economic hedge derivatives related to discount notes	6,153	—
Losses related to stand-alone economic hedge derivatives (interest rate caps)	(1,596)	(1,397)
Gains (losses) related to other economic hedge derivatives	709	(22)
Net interest expense associated with economic hedge derivatives related to discount notes	(1,770)	—
Net interest expense associated with other economic hedge derivatives	(117)	(170)

Net gains on derivatives and hedging activities	$4,904	$2,125

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2008 and December 31, 2007 (in thousands). The net derivative balances as of December 31, 2007 have been adjusted to reflect the retrospective application of FSP FIN 39-1.

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value hedges	$38,603,602	$(130,295)	$34,025,303	$(97,276)
Economic hedges	6,067,889	7,142	188,294	285
Interest rate caps
Fair value hedges	200,000	93	255,000	688
Economic hedges	6,500,000	1,377	6,500,000	2,972

	$51,371,491	$(121,683)	$40,968,597	$(93,331)

Total derivative contracts excluding accrued interest		$(121,683)		$(93,331)
Net accrued interest receivable/payable on derivative contracts		133,119		121,578
Cash collateral pledged/remitted to counterparties		192,692		119,047
Interest receivable on cash collateral pledged/remitted to counterparties		306		170
Cash collateral received from counterparties		(196,728)		(104,337)
Interest payable on cash collateral received from counterparties		(456)		(403)

Net derivative balances		$7,250		$42,724

Net derivative asset balances		$24,418		$65,963
Net derivative liability balances		(17,168)		(23,239)

Net derivative balances		$7,250		$42,724

     The notional amount of interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk, as defined above, does not consider the existence of any collateral held by the Bank.
     At March 31, 2008 and December 31, 2007, the Bank’s maximum credit risk, as defined above, was approximately $212,940,000 and $133,610,000, respectively. The Bank held as collateral cash balances of $196,728,000 and $104,337,000 as of March 31, 2008 and December 31, 2007, respectively. In early January 2008 and early April 2008, additional cash collateral of $29,924,000 and $13,689,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements.
     Generally, the Bank reports cash flows associated with derivatives as cash flows from operating activities in the statements of cash flows. During the three months ended March 31, 2008, the Bank entered into three derivative contracts which contained up-front fees that were determined to be other-than-insignificant financing elements. The net cash inflows associated with these derivative contracts, totaling $7,585,000, are reflected as cash flows from financing activities.

Note 9—Capital
     At all times during the three months ended March 31, 2008, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
	Required	Actual	Required		Actual
Regulatory capital requirements:
Risk-based capital	$512,330	$2,955,896	$437,643		$2,688,243

Total capital	$2,748,925	$2,955,896	$2,538,330	(1)	$2,688,243
Total capital-to-assets ratio	4.00%	4.30%	4.00%		4.24	%(1)

Leverage capital	$3,436,156	$4,433,844	$3,172,913	(1)	$4,032,365
Leverage capital-to-assets ratio	5.00%	6.45%	5.00%		6.35	%(1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as described in Note 2.
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2008 and April 30, 2008, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 31, 2008 and April 30, 2008, the Bank repurchased surplus stock totaling $191,755,000 and $108,889,000, respectively, of which $24,982,000 and $2,913,000, respectively, had been classified as mandatorily redeemable capital stock as of those dates.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$7	$5
Interest cost	40	31
Amortization of prior service cost (benefit)	(8)	(8)
Amortization of net actuarial gain	(1)	(1)

Net periodic benefit cost	$38	$27

Note 11—Estimated Fair Values
     As discussed in Note 2, effective January 1, 2008, the Bank adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
     Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets and liabilities. The fair values of the Bank’s trading securities are determined using Level 1 inputs. The Bank has no liabilities that are measured using Level 1 inputs.
     Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs are used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale, which include: U.S. agency debt securities, U.S. agency mortgage-backed securities and non-agency commercial mortgage-backed securities.
     Level 3 Inputs – Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets or liabilities are measured using Level 3 inputs.
     As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.
     The Bank’s fair value measurement methodologies for assets and liabilities that are carried at fair value are described below.
     Trading securities. The Bank obtains quoted prices for identical securities.
     Derivative assets/liabilities. The fair values of the Bank’s interest rate swap agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the swap curve and, for agreements containing options, implied swaption volatility). The fair values of the Bank’s interest rate swaps include accrued interest receivable and payable. The Bank compares its fair values to dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable.
     For the Bank’s interest rate caps, fair values are obtained from dealers. These fair value estimates are corroborated using a pricing model and observable market data (e.g., the swap curve, implied swaption volatility and volatility skew).
     Available-for-sale securities. For agency debt securities, the Bank estimates the fair values using either a pricing model or dealer estimates. For those securities for which a pricing model is used, the agency curve is used as the discount curve in the fair value determinations. The Bank compares these fair values to dealer estimates to ensure that its fair values are reasonable. For one security for which the Bank relies upon a dealer estimate, such estimate is analyzed for reasonableness based on current market conditions.

     For mortgage-backed securities, the Bank estimates the fair values using a pricing model which employs discounted cash flow analyses. The swap curve is used as the discount curve in these calculations. Additional inputs (e.g., implied swaption volatility, estimated prepayment speeds and credit spreads) are also used in the fair value determinations. The Bank compares its fair values to dealer estimates to ensure that such fair values are reasonable.
     The following table summarizes the Bank’s assets and liabilities that are carried at fair value as of March 31, 2008 by their level within the fair value hierarchy (in thousands).

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$3,552	$—	$—	$—	$3,552
Available-for-sale securities	—	589,800	—	—	589,800
Derivative assets	—	487,081	—	(462,663)	24,418

Total assets at fair value	$3,552	$1,076,881	$—	$(462,663)	$617,770

Liabilities
Derivative liabilities	$—	$475,645	$—	$(458,477)	$17,168

Total liabilities at fair value	$—	$475,645	$—	$(458,477)	$17,168

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At March 31, 2008, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $1.158 trillion. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At March 31, 2008 and December 31, 2007, the Bank had commitments to make additional advances totaling approximately $95,721,000 and $61,116,000 respectively. In addition, outstanding standby letters of credit totaled $4,571,893,000 and $3,879,587,000 at March 31, 2008 and December 31, 2007, respectively.

     The Bank had no commitments to fund/purchase mortgage loans at March 31, 2008 or December 31, 2007.
     At March 31, 2008 and December 31, 2007, the Bank had commitments to issue $1,219,600,000 and $25,132,000, respectively, of consolidated obligation bonds/discount notes of which $1,219,600,000 and $15,000,000, respectively, were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral exchange agreements. As of March 31, 2008 and December 31, 2007, the Bank had pledged, as collateral, cash with a book value of $192,692,000 and $119,047,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the three months ended March 31, 2008 or 2007. At March 31, 2008, the Bank held previously purchased mortgage-backed securities with a carrying value of $22.0 million that were issued by one or more entities that are now part of Citigroup and $63.9 million (carrying value) of mortgage-backed securities issued by entities that are affiliated with Washington Mutual Bank (a non-member borrower/shareholder) that were acquired after issuance from a third party. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.
Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. Loans to other FHLBanks, consisting of overnight federal funds sold, totaled $400,000,000 at December 31, 2007. These funds, plus interest of $11,000, were repaid on January 2, 2008. There were no other loans to other FHLBanks during the three months ended March 31, 2008 or 2007. During the three months ended March 31, 2008, interest expense on borrowings from other FHLBanks totaled $10,000. There were no borrowings from other FHLBanks during the three months ended March 31, 2007. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2008 (in thousands).

Balance at January 1, 2008	$—
Borrowings from:
FHLBank of San Francisco	100,000
FHLBank of Seattle	25,000
Repayments to:
FHLBank of San Francisco	(100,000)
FHLBank of Seattle	(25,000)

Balance at March 31, 2008	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 3. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $648,000 and $634,000 for the three months ended March 31, 2008 and 2007, respectively.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issuing new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2007, the Bank assumed $283,000,000 (par amount) of consolidated obligations from the FHLBank of New York. The net premiums associated with these transactions totaled $2,350,000. There were no such transfers during the three months ended March 31, 2008.
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. During the three months ended March 31, 2008, the Bank transferred $300,000,000 and $150,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh and Cincinnati, respectively. In connection with these transactions, the assuming FHLBanks became the primary obligors for the transferred debt. The aggregate gains realized on these debt transfers totaled $4,280,000. The Bank did not transfer any debt to other FHLBanks during the three months ended March 31, 2007.
     The Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through the MPF program. These fees totaled $66,000 and $37,000 during the three months ended March 31, 2008 and 2007, respectively.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, potentially adverse changes in interest rates, adverse changes in the Bank’s access to the capital markets, material adverse changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A – Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (the “2007 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of May 1, 2008, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group and the staff of the Financial Accounting Standards Board (hereinafter collectively referred to as “SFAS 133”).
The Bank’s earnings, exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133, are generated primarily from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including the effect of net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2008 and 2007 (all percentages are annualized figures).

	Three Months Ended
	March 31,
	2008	2007
Return on capital stock	5.11%	6.55%

Average effective federal funds rate	3.18%	5.26%

Dividend rate paid	4.50%	5.25%

Reference period average effective federal funds rate (reference rate) (1)	4.50%	5.25%

(1)	See discussion below for a description of the reference rate.
For a discussion of the Bank’s returns on capital stock and the reasons for the variability in those returns from period-to-period, see the section below entitled “Results of Operations.”
The Bank’s quarterly dividends are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference period average effective federal funds rate.” For the three months ended March 31, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the fourth quarter of 2007 and the fourth quarter of 2006, respectively.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2008 and December 31, 2007.
MEMBERSHIP SUMMARY

	March 31,	December 31,
	2008	2007
Commercial banks	741	736
Thrifts	86	86
Credit unions	51	48
Insurance companies	16	16

Total members	894	886

Housing associates	8	8
Non-member borrowers	15	15

Total	917	909

Community Financial Institutions (CFIs)	742	742

Termination of Merger Discussions
On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. For additional discussion, see the section below entitled “Results of Operations – Other Expenses.”
Financial Condition
The following table provides selected period-end balances as of March 31, 2008 and December 31, 2007, as well as selected average balances for the three-month period ended March 31, 2008 and the year ended December 31, 2007. In addition, the table provides the percentage increase or decrease in each of these balances from period-end to period-end or period-to-period, as appropriate. As shown in the table, the Bank’s total assets increased by 8.3 percent (or $5.3 billion) during the three months ended March 31, 2008, due primarily to a $7.3 billion increase in advances and a $0.7 billion increase in long-term investments, offset by a $2.7 billion reduction in short-term investments during the period. As the Bank’s assets increased, the funding for those assets also increased. During the three months ended March 31, 2008, total consolidated obligations increased by $5.3 billion as consolidated obligation bonds increased by $7.4 billion and consolidated obligation discount notes declined by $2.1 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31,
	2008
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2007
Advances	$53,633	15.8%	$46,298
Short-term investments
Federal funds sold (1)	5,290	(29.5)	7,500
Commercial paper (2)	550	(44.7)	994
Long-term investments (3)	8,604	8.9	7,902
Mortgage loans, net	367	(3.7)	381
Total assets(4)	68,723	8.3	63,458
Consolidated obligations — bonds	40,213	22.4	32,855
Consolidated obligations — discount notes	22,024	(8.7)	24,120
Total consolidated obligations	62,237	9.2	56,975
Mandatorily redeemable capital stock	70	(15.7)	83
Capital stock	2,668	11.4	2,394
Retained earnings	217	2.4	212
Average total assets	64,602	17.3	55,056
Average capital stock	2,460	17.1	2,101
Average mandatorily redeemable capital stock	68	(34.6)	104

(1)	The balance at December 31, 2007 includes $400 million of federal funds sold to another FHLBank. This amount is classified in the Bank’s statement of condition as “Loan to other FHLBank.”

(2)	The Bank’s commercial paper investments are classified as held-to-maturity securities.

(3)	Consists of securities classified as held-to-maturity (other than short-term commercial paper) and available-for-sale.

(4)	The balance at December 31, 2007 has been adjusted to reflect the retrospective application of FSP FIN 39-1, as discussed in “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).

Advances
The following table presents advances outstanding, by type of institution, as of March 31, 2008 and December 31, 2007.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial banks	$18,160	34%	$14,797	32%
Thrift institutions	32,058	60	27,825	60
Credit unions	1,473	3	1,966	4
Insurance companies	221	—	208	1

Total member advances	51,912	97	44,796	97

Housing associates	4	—	5	—
Non-member borrowers	1,336	3	1,338	3

Total par value of advances	$53,252	100%	$46,139	100%

Total par value of advances outstanding to CFIs	$7,730	15%	$6,401	14%

At March 31, 2008 and December 31, 2007, the carrying value of the Bank’s advances portfolio totaled $53.6 billion and $46.3 billion, respectively. The par value of outstanding advances at those dates was $53.3 billion and $46.1 billion, respectively.
The $7.2 billion increase in outstanding advances during the first three months of 2008 was attributable in large part to increases in advances to two borrowers. In February 2008, Comerica Bank, which recently relocated its charter to the Ninth District, became a member of the Bank. As of March 31, 2008, Comerica Bank had outstanding advances of $2.0 billion and was the Bank’s third largest borrower. In addition, advances to the Bank’s largest borrower, Wachovia Bank, FSB, increased by $4.0 billion during the three months ended March 31, 2008. Advances to the Bank’s small and mid-sized borrowers also increased during the first quarter of 2008. The Bank believes the increase in advances to its small and mid-sized borrowers was largely attributable to the continued unsettled nature of the credit markets. The prevailing credit market conditions may also have led some members to increase their borrowings in order to increase their liquidity, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost.
At March 31, 2008, advances outstanding to the Bank’s ten largest borrowers totaled $35.3 billion, representing 66.2 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $30.2 billion at December 31, 2007, representing 65.3 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of March 31, 2008.

TEN LARGEST BORROWERS AS OF MARCH 31, 2008
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$21,262	39.9%
Guaranty Bank	Austin	TX	5,732	10.8
Comerica Bank	Dallas	TX	2,000	3.8
Franklin Bank, SSB	Houston	TX	1,983	3.7
Capital One, National Association (2)	McLean	VA	838	1.6
International Bank of Commerce	Laredo	TX	815	1.5
BancorpSouth Bank	Tupelo	MS	710	1.3
First National Bank	Edinburg	TX	710	1.3
Charter Bank	Santa Fe	NM	658	1.2
Southside Bank	Tyler	TX	581	1.1

			$35,289	66.2%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank
In November 2005, Capital One Financial Corp. acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s fifth largest borrower and ninth largest shareholder at March 31, 2008. Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System and is no longer eligible for membership in the Bank. Capital One, National Association’s advances are scheduled to mature as follows: $201 million during the remainder of 2008, $602 million in 2009 and $35 million during the period from 2010 through 2034.
The loss of advances to one or more large borrowers, if not offset by growth in advances to other institutions, could have a negative impact on the Bank’s return on capital stock. A larger balance of advances helps to provide a critical mass of advances and capital to support the fixed component of the Bank’s cost structure, which helps maintain returns on capital stock, dividends and relatively lower advance pricing. In the event the Bank were to lose one or more large borrowers that represent a significant proportion of its business, it could, depending upon the magnitude of the impact, lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions.

The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of March 31, 2008 and December 31, 2007.
COMPOSITION OF ADVANCES
(Dollars in millions)

	March 31, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$11,587	21.8%	$13,692	29.7%
Maturity 1 month to 12 months	2,733	5.1	2,526	5.5
Maturity greater than 1 year	6,210	11.7	4,014	8.7
Fixed rate, amortizing	3,533	6.6	3,415	7.4
Fixed rate, putable	3,717	7.0	2,818	6.1

Total fixed rate advances	27,780	52.2	26,465	57.4
Floating rate advances
Maturity less than one month	80	0.2	545	1.2
Maturity 1 month to 12 months	3,299	6.2	4,190	9.1
Maturity greater than 1 year	22,093	41.4	14,939	32.3

Total floating rate advances	25,472	47.8	19,674	42.6

Total par value	$53,252	100.0%	$46,139	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in the 2007 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which members may borrow. In addition, as described in the 2007 10-K, the Bank reviews its members’ financial condition on at least a quarterly basis to identify any members whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action to ensure the collateral held will be sufficient to protect against credit losses. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its collateral policies and the financial condition of its borrowers, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Investment Securities
At March 31, 2008, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties and 30-day commercial paper, totaled $5.8 billion. The Bank’s short-term commercial paper investments, totaling $550 million (par value) as of March 31, 2008, are classified as held-to-maturity securities in the Bank’s statement of condition. As of March 31, 2008, Moody’s and S&P had assigned the highest short-term debt ratings (P-1 and A-1+, respectively) to each of the issuers of the commercial paper held by the Bank. At that same date, these NRSROs had also assigned long-term debt ratings of Aaa and AAA, respectively, to the issuer of $350 million of commercial paper held by the Bank and long-term debt ratings of Aa2 and AA, respectively, to the issuer of the remaining $200 million of commercial paper held by the Bank. At December 31, 2007, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties (including another FHLBank) and 30-day commercial paper, totaled $8.5 billion. The amount of the Bank’s short-term investments fluctuates in response to several factors, including the level of maturing advances from time to time, changes in the Bank’s deposit balances, and changes in the returns provided by short-term investment alternatives relative to the Bank’s funding costs.
At March 31, 2008, the Bank’s long-term investment portfolio was comprised of $8.2 billion of mortgage-backed securities (“MBS”) and $0.4 billion of U.S. agency debentures. As of year-end 2007, the Bank’s long-term investment portfolio was comprised of $7.7 billion of MBS and $0.2 billion of U.S. agency debentures. The Bank’s long-term investment portfolio at March 31, 2008 and December 31, 2007 includes securities that are classified for balance sheet purposes as either held-to-maturity or available-for-sale as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity		Available-for-Sale	Investments	Held-to-Maturity
March 31, 2008	(at amortized cost)		(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$71		$—	$71	$71
Government-sponsored enterprises	—		315	315	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		36	36	—
FHLBank of San Francisco (primary obligor)	—		7	7	—

Total U.S. agency debentures	71		358	429	71

MBS portfolio
U.S. government guaranteed obligations	32		—	32	32
Government-sponsored enterprises	6,459		158	6,617	6,307
Non-agency residential MBS	777		—	777	631
Non-agency commercial MBS	671		74	745	677

Total MBS	7,939		232	8,171	7,647

State or local housing agency debentures	4		—	4	4

Total long-term investments	$8,014	(2)	$590	$8,604	$7,722

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity		Available-for-Sale	Investments	Held-to-Maturity
December 31, 2007	(at amortized cost)		(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$75		$—	$75	$75
Government-sponsored enterprises	—		57	57	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		35	35	—
FHLBank of San Francisco (primary obligor)	—		7	7	—

Total U.S. agency debentures	75		99	174	75

MBS portfolio
U.S. government guaranteed obligations	34		—	34	34
Government-sponsored enterprises	5,910		169	6,079	5,881
Non-agency residential MBS	821		—	821	796
Non-agency commercial MBS	695		94	789	705

Total MBS	7,460		263	7,723	7,416

State or local housing agency debentures	5		—	5	5

Total long-term investments	$7,540	(2)	$362	$7,902	$7,496

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

(2)	The totals do not agree to the balances reported in the Bank’s statements of condition as the amounts reported above exclude short-term commercial paper investments with carrying values of $550 million and $994 million at March 31, 2008 and December 31, 2007, respectively. Such amounts are classified as held-to-maturity securities in the Bank’s statements of condition.
During the three months ended March 31, 2008, the Bank acquired $1.024 billion of long-term investments, $53 million of which had not settled as of March 31, 2008. The Bank acquired $767 million ($787 million par value) of capped LIBOR-indexed floating rate Collateralized Mortgage Obligations (“CMOs”) issued by either Fannie Mae or Freddie Mac that it designated as held-to-

maturity. In addition, the Bank purchased $257 million ($250 million par value) of U.S. agency debentures; these investments were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. The Bank did not sell any long-term investments during the three months ended March 31, 2008; during this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $294 million and $31 million, respectively. In April 2008, the Bank sold all of the U.S. agency debentures that it had acquired during the first quarter of 2008 and terminated the associated interest rate swaps. The realized gains on the sales of the available-for-sale securities totaled $2.8 million.
Prior to March 24, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital. On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes the FHLBanks to temporarily invest up to an additional 300 percent of their total capital in agency mortgage securities. The resolution requires, among other things, that a FHLBank notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including CMOs or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
On April 23, 2008, the Bank’s Board of Directors authorized an initial increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008 (“AB 2008-01”), the Bank notified the Finance Board’s Office of Supervision of its intent to exercise the new investment authority on April 29, 2008. In its submission, the Bank indicated that it intends to utilize the expanded authority to purchase additional floating rate CMOs backed by agency MBS that, with the exception of the origination year of the underlying loans, would otherwise have characteristics and features similar to the CMOs comprising the majority of the Bank’s current agency MBS portfolio. The Bank is currently in discussions with the Office of Supervision regarding its submission. The Bank may not proceed with purchases under the expanded investment authority until its submission is approved by the Office of Supervision and there can be no assurances that such approval will be obtained. If its submission is approved, the Bank’s Board of Directors may subsequently expand the Bank’s incremental MBS investment authority by some amount up to the entire additional 300 percent of capital authorized by the Finance Board. Any additional increase authorized by the Bank’s Board of Directors would likely also require approval from the Office of Supervision.

The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of March 31, 2008 and December 31, 2007.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	March 31, 2008		December 31, 2007
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$32	$32	$34	$34
Government-sponsored enterprises	6,480	6,454	5,911	5,905
AAA rated non-agency residential	777	777	821	821

Total floating rate CMOs	7,289	7,263	6,766	6,760

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	74	74	93	94
Government-sponsored enterprise DUS(4)	151	153	160	160
Government-sponsored enterprise CMOs	5	5	9	9

Total swapped MBS	230	232	262	263

Total floating rate MBS	7,519	7,495	7,028	7,023

Fixed rate MBS
Government-sponsored enterprises	5	5	5	5
AAA rated non-agency CMBS(5)	671	671	695	695

Total fixed rate MBS	676	676	700	700

Total MBS	$8,195	$8,171	$7,728	$7,723

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
Unrealized losses on the Bank’s MBS classified as available-for-sale and held-to-maturity increased from $1.7 million and $58.1 million, respectively, at December 31, 2007 to $3.1 million and $307.1 million, respectively, at March 31, 2008. At March 31, 2008 (and as of April 30, 2008), all of the Bank’s holdings of mortgage-backed securities were rated by one or more of the following: S&P, Moody’s, and Fitch Ratings, Ltd. (“Fitch”), and none of these NRSROs had rated the securities held by the Bank lower than the highest investment grade rating. Based on these ratings, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS and, in the case of its non-agency residential and commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not currently anticipate any credit losses on its MBS portfolio. The following table provides the Bank’s non-agency MBS by year of origination.

NON-AGENCY MBS
(Par value, dollars in millions)

Year of Origination	CMBS		RMBS
	Amount	Percent	Amount	Percent
2006	$—	—%	$46	6%
2005	—	—	351	45
2004	—	—	100	13
2003 and prior	745	100	280	36

	$745	100%	$777	100%

As of March 31, 2008, the Bank held approximately $132 million of non-agency residential MBS (“RMBS”) that were classified as Alt-A at the time of origination, which represented less than 2 percent of its MBS portfolio at that date. At that same date, the Bank did not hold any MBS classified as subprime.
On March 6, 2008, Fitch placed one of the Bank’s RMBS with a par value of $45.9 million on rating watch negative. This security continues to be rated AAA by Fitch. The security is also rated Aaa by Moody’s and has not been placed on its Watchlist. As of April 30, 2008, none of the Bank’s other MBS have been placed on a watch list by S&P, Moody’s or Fitch.
While most of its MBS portfolio is comprised of floating rate CMOs ($7.3 billion par value at March 31, 2008) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2008, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.2 percent to 15.3 percent. The largest concentration of embedded effective caps ($5.0 billion) was between 6.5 percent and 7.5 percent. As of March 31, 2008, LIBOR rates were approximately 350 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge the potential cap risk embedded in these securities, the Bank held $6.5 billion of interest rate caps with remaining maturities ranging from less than 1 month to 38 months as of March 31, 2008, and strike rates ranging from 6.75 percent to 8.00 percent. In April 2008, four interest rate cap agreements having an aggregate notional amount of $1.0 billion and strike rates of 8.00 percent expired. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The Bank did not enter into any new stand-alone interest rate cap agreements during the three months ended March 31, 2008. In April 2008, the Bank entered into four stand-alone interest rate cap agreements, each with a $250 million notional amount. Two of the agreements have strike rates of 6.25 percent and expire in April 2013. The other two agreements have strike rates of 6.5 percent; these agreements expire in April 2012 and April 2013, respectively. The premiums paid for these caps totaled $4.2 million.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements, including those agreements entered into during April 2008.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2009	$500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%
Second quarter 2011	1,750	7.00%
Second quarter 2012	250	6.50%
Second quarter 2013	500	6.25%
Second quarter 2013	250	6.50%

	$6,500

Mortgage Loans Held for Portfolio
At March 31, 2008 and December 31, 2007, the Bank held on its balance sheet $367 million and $381 million, respectively, of residential mortgage loans originated under the MPF Program. As of both of these dates, 45 percent of the outstanding balances were government guaranteed. The Bank’s allowance for loan losses was $266,000 and $263,000 at March 31, 2008 and December 31, 2007, respectively. As of these dates, the Bank had nonaccrual loans totaling $376,000 and $312,000, respectively.
In accordance with the guidelines of the MPF Program, the mortgage loans held by the Bank were underwritten pursuant to traditional lending standards for conforming loans. All of the Bank’s mortgage loans were acquired between 1998 and mid-2003 and the portfolio has exhibited a satisfactory payment history. As of March 31, 2008, loans over 90 days past due that are not government-guaranteed approximated 0.10 percent of the portfolio, including loans in foreclosure, which represented 0.04 percent of the portfolio. Based in part on these attributes, as well as the Bank’s loss experience with these loans, the Bank believes that its allowance for loan losses is adequate.
Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 56 at both March 31, 2008 and December 31, 2007. During the three months ended March 31, 2008 and 2007, 21 and 19 of the Bank’s PFIs delivered $62 million and $35 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. No interest in loans was retained by the Bank during the three months ended March 31, 2008 or 2007. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $66,000 and $37,000, respectively.
For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s 2007 10-K. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent credit risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various MPF product alternatives. During the three months ended March 31, 2008 and 2007, the Bank paid credit enhancement fees totaling $46,000 and $76,000, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended March 31, 2008 and 2007, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $23,000 and $4,000, respectively.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of April 30, 2008, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded by one or more NRSROs; at that date, all of the providers retained investment grade ratings and seven of the eight providers were rated single A or better. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of March 31, 2008.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the three months ended March 31, 2008 and 2007, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $613,000 and $128,000, respectively.
On April 23, 2008, the FHLBank of Chicago announced that it will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from FHLBank members under the MPF Program. In its announcement, the FHLBank of Chicago indicated that it would acquire loans through July 31, 2008 and, as a result, it would only enter into new delivery commitments under existing master commitments that fund no later than that date. In addition, the FHLBank of Chicago indicated that it will continue to provide programmatic and operational support for loans already purchased through the program. The Bank has not yet determined what action it will take in response to this decision. In the interim, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs given its current arrangement with the FHLBank of Chicago, as more fully described in the Bank’s 2007 10-K, and the Bank’s current intention under that arrangement not to retain any interests in mortgage loans delivered by its PFIs.
Consolidated Obligations and Deposits
As of March 31, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $40.2 billion and $22.0 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $39.9 billion and the par value of the Bank’s outstanding discount notes was $22.1 billion. In comparison, at December 31, 2007, the carrying values of consolidated obligation bonds and discount notes totaled $32.9 billion and $24.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $32.7 billion and $24.2 billion, respectively.

The following table presents the composition of the Bank’s outstanding bonds at March 31, 2008 and December 31, 2007.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	March 31, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, callable	$17,488	43.8%	$17,704	54.1%
Fixed rate, non-callable	11,897	29.8	8,578	26.2
Single-index floating rate	9,230	23.1	2,418	7.4
Callable step-up	1,032	2.6	3,774	11.5
Callable step-down	150	0.4	150	0.5
Comparative-index	80	0.2	80	0.2
Conversion	20	0.1	20	0.1
Callable step-up/step-down	—	—	15	—

Total par value	$39,897	100.0%	$32,739	100.0%

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
Short-term market interest rates continued to decline during the first quarter of 2008. The decrease in short-term market interest rates had, in comparison to earlier periods marked by increasing or relatively constant market interest rates, the general effect of increasing the number of callable swaps being cancelled by the Bank’s swap counterparties. This, in turn, increased the volume of callable bonds that the Bank redeemed prior to maturity.
Beginning in mid-2007, developments in the credit markets began to alter the relationships between the cost of consolidated obligation bonds and other instruments. For several years prior to mid-2007, the yields for consolidated obligation bonds had generally been lower than the rates for interest rate swaps having the same maturity and features as the consolidated obligation bonds. During the second half of 2007 and the first quarter of 2008, this relationship generally widened as consolidated obligation bond yields trended lower relative to interest rate swap rates. Similarly, during this same period, the yield on consolidated obligation discount notes declined relative to LIBOR. These decreases were due primarily to increased demand, as investors shifted their available funds away from asset-backed investments to government-guaranteed and agency debt. These market conditions and the relatively wide spread between LIBOR and other market rates generally resulted in lower costs for the Bank’s consolidated obligations during the first quarter of 2008. During this period, the monthly weighted average cost of consolidated obligation bonds that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 20.9 basis points to approximately LIBOR minus 27.0 basis points compared to a range of approximately LIBOR minus 19.9 basis points to approximately LIBOR minus 25.9 basis points during the fourth quarter of 2007 and a range of approximately LIBOR minus 19.8 basis points to approximately LIBOR minus 22.2 basis points during the first quarter of 2007.
During the first quarter of 2008, the outstanding balance of consolidated obligation bonds and discount notes issued by the 12 FHLBanks increased significantly. The increase was driven primarily by an increase in advances at most of the FHLBanks. During the three months ended March 31, 2008, the Bank issued $255.0 billion of discount notes and $17.8 billion of consolidated bonds, as compared to $217.4 billion and $7.4 billion during the first quarter of

2007. Increased volumes of consolidated obligations were issued to replace consolidated obligations that were called or matured during the quarter and to fund the increase in demand for advances. The Bank’s asset growth during this period was funded in large part by the issuance of short-term or floating rate consolidated bonds, as these funding sources were more attractively priced than long-term bullet and/or callable debt.
Demand and term deposits were $3.0 billion and $3.1 billion at March 31, 2008 and December 31, 2007, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $2.668 billion and $2.394 billion at March 31, 2008 and December 31, 2007, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) increased from $2.101 billion for the year ended December 31, 2007 to $2.460 billion for the three months ended March 31, 2008. The increase in average outstanding capital stock was attributable primarily to capital stock issued to support higher average advances balances.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in these investment requirements during the three months ended March 31, 2008.
The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2008 and April 30, 2008, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2007.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
	Shares	Amount of	Capital Stock at Date of
Date of Repurchase by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2008	1,917,546	$191,755	$24,982
April 30, 2008	1,088,892	108,889	2,913

Mandatorily redeemable capital stock outstanding at March 31, 2008 and December 31, 2007 was $70.5 million and $82.5 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of March 31, 2008 and December 31, 2007.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	March 31, 2008		December 31, 2007
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Capital One, National Association	1	$36,880	1	$60,719
Held by Washington Mutual Bank	1	15,259	1	15,436
Subject to withdrawal notice	4	930	4	920
Held by other non-member borrowers/acquirers	10	17,421	10	5,426

Total	16	$70,490	16	$82,501

The majority of the Bank’s outstanding mandatorily redeemable capital stock is held by two non-member borrowers, Capital One, National Association and Washington Mutual Bank. For a discussion of the status of Capital One, National Association, see the sub-section above entitled “Advances.” Washington Mutual Bank’s remaining advances, totaling $368 million, mature in the third quarter of 2008; following the repayment of these advances, the Bank expects to repurchase the balance of Washington Mutual Bank’s capital stock. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) increased from $2.476 billion at the end of 2007 to $2.739 billion at March 31, 2008 due primarily to capital stock purchases required to support higher outstanding advances balances.
At March 31, 2008 and December 31, 2007, the Bank’s ten largest shareholders held $1.6 billion and $1.4 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 57.4 percent and 57.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of March 31, 2008.

TEN LARGEST SHAREHOLDERS AS OF MARCH 31, 2008
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wachovia Bank, FSB (1)	Houston	TX	$888,688	32.4%
Guaranty Bank	Austin	TX	250,952	9.2
Comerica Bank	Dallas	TX	107,000	3.9
Franklin Bank, SSB	Houston	TX	91,606	3.4
International Bank of Commerce	Laredo	TX	55,024	2.0
BancorpSouth Bank	Tupelo	MS	39,682	1.4
Amegy Bank, N.A	Houston	TX	37,614	1.4
First National Bank	Edinburg	TX	37,150	1.4
Capital One, National Association (2)	McLean	VA	36,880	1.3
Charter Bank	Santa Fe	NM	28,199	1.0

			$1,572,795	57.4%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank
As of March 31, 2008, all of the stock held by Capital One, National Association was classified as mandatorily redeemable capital stock (a liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at March 31, 2008.
At March 31, 2008, the Bank’s excess stock totaled $275.5 million, which represented 0.4 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the three months ended March 31, 2008, the Bank’s retained earnings increased by $5.4 million, from $211.8 million to $217.2 million. During this same period, the Bank paid dividends on capital stock totaling $25.9 million, which represented an annualized dividend rate of 4.50 percent. The Bank’s first quarter 2008 dividend rate equated to the average effective federal funds rate for the quarter ended December 31, 2007. In addition, the Bank paid dividends totaling $0.9 million on capital stock classified as mandatorily redeemable capital stock. These dividends, which were also paid at an annualized rate of 4.50 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2007 through December 31, 2007, was paid on March 31, 2008.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) generally track short-term interest rates.
Taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends during the remainder of 2008 at the reference average effective federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the average effective federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock, with any fractional shares paid in cash.

Derivatives and Hedging Activities
The Bank uses interest rate exchange agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of March 31, 2008 and December 31, 2007, the Bank’s notional balance of interest rate exchange agreements was $51.4 billion and $41.0 billion, respectively, while its total assets were $68.7 billion and $63.5 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Counterparty Credit Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of March 31, 2008 and December 31, 2007, and the net fair value changes recorded in earnings for each of those categories during the three months ended March 31, 2008 and 2007.
COMPOSITION OF DERIVATIVES

			Net Change in Fair Value(6)
	Total Notional at		Three Months Ended March 31,
	March 31, 2008	December 31, 2007	2008	2007
	(In millions of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$10,125	$7,161	$—	$—
Long-haul method(2)	917	910	233	6
Economic hedges(3)	22	22	(46)	—

Total	11,064	8,093	187	6

Investments
Long-haul method(2)	534	315	363	992
Economic hedges(4)	7	7	(85)	(20)

Total	541	322	278	972

Consolidated obligation bonds
Short-cut method(1)	355	1,075	—	—
Long-haul method(2)	26,873	24,819	929	2,716
Economic hedges(3)	85	160	840	(21)

Total	27,313	26,054	1,769	2,695

Consolidated obligation discount notes
Economic hedges(3)	5,953	—	6,153	—

Other economic hedges
Interest rate caps(5)	6,500	6,500	(1,596)	(1,397)

Total derivatives	$51,371	$40,969	$6,791	$2,276

Total short-cut method	$10,480	$8,236	$—	$—
Total long-haul method	28,324	26,044	1,525	3,714
Total economic hedges	12,567	6,689	5,266	(1,438)

Total derivatives	$51,371	$40,969	$6,791	$2,276

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting under SFAS 133 or were not designated in a SFAS 133 hedging relationship.

(4)	Interest rate derivatives that are (or were) matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those that related to trading securities during the three months ended March 31, 2007), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

Market Value of Equity
The ratio of the Bank’s market value of equity to its book value of equity was 88 percent at March 31, 2008. In comparison, this ratio was 95 percent as of December 31, 2007. The reduction in the Bank’s market value to book value of equity ratio was due in large part to declines in the fair value of its mortgage-backed securities designated as held-to-maturity. The unrealized losses on these securities were generally attributable to the recent widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not currently believe that it will realize any losses on these securities. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended March 31, 2008 and 2007 was $31.3 million and $35.0 million, respectively. The Bank’s net income for the three months ended March 31, 2008 represented an annualized return on average capital stock (ROCS) of 5.11 percent, which was 193 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 6.55 percent for the three months ended March 31, 2007, which exceeded the average effective federal funds rate for that quarter by 129 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the increase in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended March 31, 2008 and 2007, the effective rates were 26.6 percent and 26.9 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $11.3 million and $12.8 million, respectively.
Income Before Assessments
During the three months ended March 31, 2008 and 2007, the Bank’s income before assessments was $42.6 million and $47.8 million, respectively. The $5.2 million decrease in income before assessments from period to period was attributable to a $9.2 million decrease in net interest income and a $4.6 million increase in other expense, offset by an $8.6 million increase in other income. The increase in other income was due primarily to a $5.6 million increase in debt extinguishment gains and a $2.8 million increase in net gains on derivatives and hedging activities.
The components of income before assessments (net interest income, other income (loss) and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2008 and 2007, the Bank’s net interest income was $47.4 million and $56.6 million, respectively. The decrease in net interest income was due primarily to lower short-term interest rates (the average effective federal funds rate declined from 5.26 percent for the three months ended March 31, 2007 to 3.18 percent for the three months ended March 31, 2008) and a decrease in the Bank’s net interest spread. These factors were partially offset by an increase in the average balance of earning assets from $55.1 billion for the three months ended March 31, 2007 to $64.4 billion for the corresponding period in 2008.

For the three months ended March 31, 2008 and 2007, the Bank’s net interest margin was 29 basis points and 41 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to lower short-term interest rates period-to-period, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 25 basis points for the three months ended March 31, 2007 to 18 basis points for the comparable period in 2008. In addition, the Bank’s net interest spread decreased from 16 basis points during the first three months of 2007 to 11 basis points during the first three months of 2008. The Bank’s net interest spread for the first quarter of 2008 was adversely impacted by a combination of rapidly declining short-term interest rates coupled with the timing of rate resets on the Bank’s floating rate assets and liabilities indexed to one- and three-month LIBOR (including those assets and liabilities swapped to a floating rate). In the absence of similar short-term interest rate volatility, the Bank expects its net interest spread to return over time to a level more in line with its 2007 results.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2008 and 2007.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended March 31,
	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits (g)	$150	$1	3.43%	$162	$2	5.88%
Federal funds sold (b)	5,839	48	3.27%	6,227	81	5.30%
Investments
Trading (c)	3	—	—	23	1	6.81%
Available-for-sale (d)(e)	394	3	3.42%	667	8	4.75%
Held-to-maturity	8,643	91	4.22%	7,383	107	5.79%
Advances (d)(f)	49,022	489	3.99%	40,184	526	5.23%
Mortgage loans held for portfolio	375	5	5.60%	441	6	5.59%

Total earning assets	64,426	637	3.95%	55,087	731	5.31%
Cash and due from banks	110			81
Other assets	392			350
Derivatives netting adjustment (g)	(324)			—
Fair value adjustment on available-for-sale securities (e)	(2)			1

Total assets	$64,602	637	3.94%	$55,519	731	5.27%

Liabilities and Capital
Interest-bearing deposits (g)	$3,465	26	3.06%	$2,591	33	5.19%
Consolidated obligations
Bonds (d)	37,620	389	4.14%	40,361	520	5.15%
Discount notes (d)	20,310	173	3.41%	9,272	119	5.14%
Mandatorily redeemable capital stock and other borrowings	72	2	3.18%	149	2	5.24%

Total interest-bearing liabilities	61,467	590	3.84%	52,373	674	5.15%
Other liabilities	773			762
Derivatives netting adjustment (g)	(324)			—

Total liabilities	61,916	590	3.81%	53,135	674	5.07%

Total capital	2,686			2,384

Total liabilities and capital	$64,602		3.65%	$55,519		4.86%

Net interest income		$47			$57

Net interest margin			0.29%			0.41%
Net interest spread			0.11%			0.16%

Impact of non-interest bearing funds			0.18%			0.25%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Includes overnight federal funds sold to other FHLBanks.

(c)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on derivatives related to trading securities was $107,000 for the three months ended March 31, 2007. The Bank did not have any hedged trading securities during the three months ended March 31, 2008.

(d)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on economic hedge derivatives related to discount notes was $1.8 million for the three months ended March 31, 2008. The Bank did not have any hedged discount notes during the three months ended March 31, 2007. Net interest income (expense) on derivatives related to advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting was not significant for the three months ended March 31, 2008 and 2007. These amounts are presented below in the section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.

(g)	The Bank adopted FSP FIN 39-1 on January 1, 2008. In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of FSP FIN 39-1, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39. The average balances of interest-bearing deposit assets and interest-bearing deposit liabilities for the three months ended March 31, 2008 in the table above include $149 million and $175 million, respectively, which are classified in derivative assets/liabilities on the statement of condition. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the average total asset balance for the three months ended March 31, 2007 does not reflect any adjustments to offset cash collateral against the derivative balances.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2008 and 2007. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended
	March 31, 2008 vs. 2007
	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$—	$(1)	$(1)
Federal funds sold	(4)	(29)	(33)
Investments
Trading	(1)	—	(1)
Available-for-sale	(2)	(3)	(5)
Held-to-maturity	16	(32)	(16)
Advances	102	(139)	(37)
Mortgage loans held for portfolio	(1)	—	(1)

Total interest income	110	(204)	(94)

Interest expense:
Interest-bearing deposits	9	(16)	(7)
Consolidated obligations:
Bonds	(34)	(97)	(131)
Discount notes	104	(50)	54
Mandatorily redeemable capital stock and other borrowings	—	—	—

Total interest expense	79	(163)	(84)

Changes in net interest income	$31	$(41)	$(10)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2008 and 2007.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended March 31,
	2008	2007
Net losses on unhedged trading securities	$(133)	$—

Net losses on hedged trading securities	—	(19)
Gains on economic hedge derivatives related to trading securities	—	24

Hedge ineffectiveness on trading securities	—	5

Net interest expense associated with economic hedge derivatives related to trading securities	—	(107)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	(21)	35
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation bonds	35	(98)
Net interest expense associated with economic hedge derivatives related to consolidated obligation discount notes	(1,770)	—
Net interest expense associated with economic hedge derivatives related to advances	(131)	—

Total net interest expense associated with economic hedge derivatives	(1,887)	(170)

Gains (losses) related to economic hedge derivatives
Losses on interest rate caps related to held-to-maturity securities	(1,596)	(1,397)
Gains on discount note swaps	6,153	—
Gains (losses) related to other economic hedge derivatives (advance/AFS(1)/CO(2) bond swaps)	709	(46)

Total fair value gains (losses) related to economic hedge derivatives	5,266	(1,443)

Gains related to SFAS 133 fair value hedge ineffectiveness
Net gains on advances and associated hedges	233	6
Net gains on debt and associated hedges	929	2,716
Net gains on AFS(1) securities and associated hedges	363	992

Total SFAS 133 fair value hedge ineffectiveness	1,525	3,714

Gains on early extinguishment of debt	5,656	97
Service fees	855	833
Other, net	1,449	1,139

Total other	7,960	2,069

Total other income	$12,731	$4,175

(1)	Available-for-sale

(2)	Consolidated obligations

In April 2007, the Bank sold all of its MBS classified as trading securities and terminated the associated interest rate derivatives. Prior to April 2007, the Bank used interest rate swaps to hedge the risk of changes in the fair value of most of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain of $5,000 for the three months ended March 31, 2007. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuated as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps were structured so that their notional balances mirrored the balance of the related trading securities and their pay leg coupons mirrored the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities was $0.1 million in the three-month period ended March 31, 2007. There were no derivatives related to trading securities outstanding during the three months ended March 31, 2008.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of March 31, 2008) entered into 14 interest rate cap agreements having a total notional amount of $6.5 billion. The premiums paid for these caps totaled $30.4 million, none of which was paid during the three months ended March 31, 2008 or 2007. At March 31, 2008, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $1.4 million. The recorded fair value change in the Bank’s stand-alone caps was a loss of $1.6 million for the three months ended March 31, 2008, compared to a loss of $1.4 million for the corresponding period in 2007. During the three months ended March 31, 2008, the losses relating to the Bank’s interest rate caps were attributable primarily to declining interest rates and the passage of time. The losses during the three months ended March 31, 2007 were due primarily to the passage of time. In April 2008, the Bank entered into four additional interest rate cap agreements, each with a notional amount of $250 million; the Bank paid premiums aggregating $4.2 million for these caps.
During the first three months of 2008 and 2007, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during these periods, the Bank repurchased $250 million and $24 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $1,376,000 and $97,000 for the three months ended March 31, 2008 and 2007, respectively. In addition, during the three months ended March 31, 2008, the Bank transferred consolidated obligations with an aggregate par value of $450 million to two of the other FHLBanks. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $4,280,000 for the three months ended March 31, 2008. No consolidated obligations were transferred to other FHLBanks during the three months ended March 31, 2007.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $1.5 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2008 and 2007, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships was $0.709 million and ($0.046 million), respectively. The change in fair value of derivatives associated with discount notes, none of which were in SFAS 133 hedging relationships, was $6.153 million for the three months ended March 31, 2008. There were no derivatives associated with discount notes during the three months ended March 31, 2007.

In the preceding table, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. During the three months ended March 31, 2008 and 2007, letter of credit fees totaled $1.4 million and $1.0 million, respectively. At March 31, 2008, outstanding letters of credit totaled $4.6 billion.
Other Expenses
Total other expenses, which include the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $17.6 million and $13.0 million for the three months ended March 31, 2008 and 2007, respectively.
Compensation and benefits were $8.9 million for the three months ended March 31, 2008, compared to $7.5 million for the corresponding period in 2007. The increase of $1.4 million was due in part to a slight increase in the Bank’s average headcount, higher expenses relating to the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions, and cost-of-living and merit increases. In addition, the Bank contributed $518,000 to its Special Non-Qualified Deferred Compensation Plan during the three months ended March 31, 2008 compared to $147,000 during the first quarter of 2007. The Bank’s average headcount increased from 174 employees during the three months ended March 31, 2007 to 177 employees during the corresponding period in 2008. At March 31, 2008, the Bank employed 178 people.
Other operating expenses for the three months ended March 31, 2008 were $7.9 million compared to $4.5 million for the corresponding period in 2007. The increase of $3.4 million was due primarily to the costs associated with the Bank’s potential merger with the FHLBank of Chicago. Since mid-2007, the Bank and the FHLBank of Chicago had been engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination. Previously, the direct costs associated with the potential combination were deferred and included in other assets in the Bank’s statement of condition. As of December 31, 2007, these costs approximated $2.5 million.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board and the Office of Finance. The Bank’s share of these expenses totaled $853,000 and $1,004,000 for the three months ended March 31, 2008 and 2007, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2008 and 2007, the Bank’s AHP assessments totaled $3.5 million and $4.1 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended March 31, 2008 and 2007, the Bank charged $7.8 million and $8.7 million, respectively, of REFCORP assessments to earnings.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2007 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2008. The discussion below expands the disclosure in the Bank’s 2007 10-K to reflect the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).
Estimation of Fair Values
The Bank’s derivatives and investments classified as available-for-sale and trading are presented in the statements of condition at fair value. Effective January 1, 2008, the Bank adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets and liabilities. The fair values of the Bank’s trading securities are determined using Level 1 inputs. The Bank has no other assets or liabilities carried at fair value that are measured using Level 1 inputs.
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs are used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale, which include: U.S. agency debt securities, U.S. agency mortgage-backed securities and non-agency commercial mortgage-backed securities.
Level 3 Inputs - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets or liabilities that are carried at fair value are measured using Level 3 inputs.
The fair values of the Bank’s assets and liabilities that are carried at fair value are estimated based upon quoted market prices where available. However, most of the Bank’s financial instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. In these cases, such values are generally estimated using pricing models and inputs that are observable for the asset or liability, either directly or indirectly. In those limited cases where a pricing model is not used, fair values are obtained from dealers and corroborated through other means. The assumptions and inputs used have a significant effect on the reported carrying values of assets and liabilities and the related income and expense. The use of different assumptions/inputs could result in materially different net income and reported carrying values.
The Bank’s fair value measurement methodologies for assets and liabilities that are carried at fair value are more fully described in “Item 1 — Financial Statements” (specifically, Note 11 beginning on page 18 of this report).
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying SFAS 133, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in LIBOR, the designated benchmark interest rate (hereinafter referred to as “changes in the benchmark fair values”). For most of these instruments, such values are estimated using pricing models that employ discounted cash flows or other similar pricing techniques. Significant inputs to the pricing models (e.g., yield curves, estimated prepayment speeds and volatility) are based on current observable market data. To the extent these models are used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
In the case of substantially all of its held-to-maturity securities, the Bank obtains fair value estimates from dealers. These estimates are reviewed for reasonableness using the Bank’s pricing model and market data obtained from other third party sources.
The Bank’s pricing model is subject to annual independent validation and the Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner. However, valuations are subject to change as a result of external factors beyond the Bank’s control that have a substantial degree of uncertainty.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investment alternatives relative to the Bank’s funding costs vary. Overnight federal funds typically comprise the majority of the portfolio. At March 31, 2008, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties and 30-day commercial paper, totaled $5.8 billion.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2007, the Bank assumed consolidated obligation bonds with a par value of $283 million from the FHLBank of New York. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2008.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments). Furthermore, the Bank has access to borrowings from the other FHLBanks.
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2008, the Bank’s estimated operational liquidity requirement was $6.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $6.5 billion.

The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2008, the Bank’s estimated contingent liquidity requirement was $9.2 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $4.7 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2007 is provided in the Bank’s 2007 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2008.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Board’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition — Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2007 10-K. At March 31, 2008, the Bank’s total risk-based capital requirement was $512 million, comprised of credit risk, market risk and operations risk capital requirements of $167 million, $227 million and $118 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Board rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at March 31, 2008 or December 31, 2007. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2008, the Bank was in compliance with these requirements. The following table summarizes the Bank’s compliance with the Finance Board’s capital requirements as of March 31, 2008 and December 31, 2007.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	March 31, 2008		December 31, 2007
	Required	Actual	Required		Actual
Risk-based capital	$512	$2,956	$438		$2,688

Total capital	$2,749	$2,956	$2,538	(1)	$2,688
Total capital-to-assets ratio	4.00%	4.30%	4.00%		4.24	%(1)

Leverage capital	$3,436	$4,434	$3,173	(1)	$4,032
Leverage capital-to-assets ratio	5.00%	6.45%	5.00%		6.35	% (1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as discussed in “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Board’s capital rules. At all times during the three months ended March 31, 2008, the Bank’s total capital, as defined by Finance Board regulations, exceeded the Bank’s minimum capital-to-assets target ratio.
Recently Issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see “Item 1. Financial Statements” (specifically, Note 2 on page 5 of this report).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s 2007 10-K. The information provided herein is intended to update the disclosures made in the Bank’s 2007 10-K.
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
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under generally accepted accounting principles. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are calculated based on market conditions at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2007 through March 2008. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (1)		Up 100 Basis Points(1)		Down 100 Basis Points (1)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)
December 2007	2.556	2.396	-6.27%	2.625	2.67%	2.492	-2.51%	2.604	1.87%

January 2008	2.429	2.224	-8.47%	2.508	3.23%	2.340	-3.67%	2.494	2.65%
February 2008	2.518	2.308	-8.31%	2.593	2.98%	2.425	-3.70%	2.587	2.76%
March 2008	2.597	2.311	-11.02%	2.793	7.53%	2.462	-5.23%	2.721	4.76%

(1)	In the up and down 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.

(2)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the Bank’s estimated market value of equity was more sensitive to changes in interest rates at March 31, 2008 than at December 31, 2007. This increased sensitivity, which is also reflected by an increase in the Bank’s estimated duration of equity over the same period as shown in the table below, is primarily attributable to the increased sensitivity of the estimated value of the Bank’s MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a small fixed spread to 1-month LIBOR, the market value of these securities has become more sensitive to changes in interest rates due to the combination of recent increases in credit spreads, decreases in the absolute level of short-term interest rates, and increases in the sensitivity of estimated prepayments to changes in interest rates.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2007 through March 2008.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2007	0.37	(0.30)	0.07	2.18	3.39	4.40	1.16	0.27

January 2008	0.44	(0.32)	0.12	3.21	4.38	5.74	1.79	1.88
February 2008	0.43	(0.31)	0.12	3.35	4.31	5.45	1.65	1.59
March 2008	0.46	(0.28)	0.18	5.20	6.09	7.05	3.88	(0.86)

In the up and down 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.
As shown above, the Bank’s duration of equity lengthened from 2.18 years at December 31, 2007 to 5.20 years at March 31, 2008, indicating that the Bank’s market value of equity is more sensitive to changes in interest rates at March 31, 2008. As discussed above, this lengthening is primarily attributable to the increased sensitivity of the Bank’s MBS portfolio to changes in interest rates.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2008 and December 31, 2007.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Cash
Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
March 31, 2008
Aaa	5	$15,749.3	$28.6	$22.1	$6.5	$—
Aa(4)	10	23,942.1	130.7	122.9	6.0	1.8
A	2	11,508.6	53.6	51.0	2.6	—
Baa(5)	1	171.5	—	—	—	—
Excess collateral(6)	—	—	—	0.7	—	—

Total	18	$51,371.5	$212.9	$196.7	$15.1	$1.8

December 31, 2007
Aaa	5	$13,366.3	$17.9	$10.5	$7.4	$—
Aa(4)	10	17,362.3	68.4	45.8	22.6	—
A	3	10,240.0	47.3	47.0	0.3	—
Excess collateral(6)	—	—	—	1.0	—	—

Total	18	$40,968.6	$133.6	$104.3	$30.3	$—

(1)	Credit ratings shown in the table are provided by Moody’s and are as of March 31, 2008 and December 31, 2007, respectively.

(2)	Includes amounts that had not settled as of March 31, 2008 and December 31, 2007.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on March 31, 2008 and December 31, 2007 credit exposures. Cash collateral totaling $13.7 million and $29.9 million was delivered under these agreements in early April 2008 and early January 2008, respectively.

(4)	The figures for Aa-rated counterparties as of March 31, 2008 and December 31, 2007 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.2 billion and $1.7 billion as of March 31, 2008 and December 31, 2007, respectively, and did not represent a credit exposure to the Bank at either of those dates. In addition, the figures for Aa-rated counterparties as of March 31, 2008 and December 31, 2007 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty as of both March 31, 2008 and December 31, 2007 had an aggregate notional principal of $0.2 billion. These transactions represented a credit exposure of $4.5 million and $2.0 million to the Bank as of March 31, 2008 and December 31, 2007, respectively.

(5)	The Baa-rated counterparty’s obligations to the Bank are fully guaranteed by another counterparty; the guarantor was rated Aaa by Moody’s as of March 31, 2008. Transactions with the Baa-rated counterparty did not represent a credit exposure to the Bank as of March 31, 2008.

(6)	Excess collateral represents cash collateral held by the Bank in excess of the Bank’s exposure to certain counterparties as of March 31, 2008 and December 31, 2007.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

Federal Home Loan Bank of Dallas
May 13, 2008	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.