Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Dallas
filed 2008-08-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
At July 31, 2008, the registrant had outstanding 29,136,914 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$31,712	$74,699
Interest-bearing deposits (Note 8)	1,049	974
Federal funds sold	5,207,000	7,100,000
Trading securities (Note 11)	3,648	2,924
Available-for-sale securities (Notes 3, 11 and 14)	404,139	362,090
Held-to-maturity securities (a) (Notes 4 and 13)	9,769,197	8,534,667
Advances (Note 5)	60,142,975	46,298,158
Mortgage loans held for portfolio, net of allowance for credit losses of $263 at both June 30, 2008 and December 31, 2007	351,963	381,468
Loan to other FHLBank (Note 14)	—	400,000
Accrued interest receivable	153,023	188,835
Premises and equipment, net	21,234	22,341
Derivative assets (Notes 8 and 11)	127,270	65,963
Other assets	15,387	26,137

TOTAL ASSETS	$76,228,597	$63,458,256

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$2,489,879	$3,087,748
Non-interest bearing	75	75

Total deposits	2,489,954	3,087,823

Consolidated obligations, net (Note 6)
Discount notes	18,676,139	24,119,433
Bonds	50,995,078	32,855,379

Total consolidated obligations, net	69,671,217	56,974,812

Federal funds purchased	185,000	—
Mandatorily redeemable capital stock	70,666	82,501
Accrued interest payable	379,961	341,326
Affordable Housing Program (Note 7)	48,897	47,440
Payable to REFCORP	9,791	8,301
Derivative liabilities (Notes 8 and 11)	1,410	23,239
Other liabilities	74,945	287,642

Total liabilities	72,931,841	60,853,084

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock – Class B putable ($100 par value) issued and outstanding shares:
30,598,603 and 23,939,801 shares at June 30, 2008 and December 31, 2007, respectively	3,059,860	2,393,980
Retained earnings	238,229	211,762
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(1,706)	(962)
Postretirement benefits	373	392

Total accumulated other comprehensive income (loss)	(1,333)	(570)

Total capital	3,296,756	2,605,172

TOTAL LIABILITIES AND CAPITAL	$76,228,597	$63,458,256

(a)	Fair values: $9,503,414 and $8,489,962 at June 30, 2008 and December 31, 2007, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Advances	$415,349	$483,426	$903,443	$1,008,602
Prepayment fees on advances, net	967	1,018	1,295	1,556
Interest-bearing deposits	705	2,142	1,849	4,267
Federal funds sold	24,698	71,640	72,107	153,084
Trading securities	—	164	—	551
Available-for-sale securities	2,205	7,442	5,569	15,362
Held-to-maturity securities	80,361	106,786	171,609	213,590
Mortgage loans held for portfolio	5,025	5,862	10,272	12,026
Other	83	214	221	437

Total interest income	529,393	678,694	1,166,365	1,409,475

INTEREST EXPENSE
Consolidated obligations
Bonds	341,432	483,269	730,732	1,003,266
Discount notes	119,501	104,401	292,806	223,499
Deposits	15,641	36,768	41,991	69,897
Mandatorily redeemable capital stock	361	1,287	902	3,189
Other borrowings	81	26	108	48

Total interest expense	477,016	625,751	1,066,539	1,299,899

NET INTEREST INCOME	52,377	52,943	99,826	109,576

OTHER INCOME (LOSS)
Service fees	1,016	957	1,871	1,790
Net gain (loss) on trading securities	—	8	(133)	(11)
Realized gains on sales of available-for-sale securities	2,794	—	2,794	—
Net gains (losses) on derivatives and hedging activities	9,826	(2,218)	14,730	(93)
Gains on early extinguishment of debt	1,910	34	7,566	131
Other, net	1,468	1,136	2,917	2,275

Total other income (loss)	17,014	(83)	29,745	4,092

OTHER EXPENSE
Compensation and benefits	8,258	7,660	17,131	15,182
Other operating expenses	5,007	5,299	12,860	9,796
Finance Board	433	493	865	985
Office of Finance	427	194	848	706

Total other expense	14,125	13,646	31,704	26,669

INCOME BEFORE ASSESSMENTS	55,266	39,214	97,867	86,999

Affordable Housing Program	4,548	3,332	8,081	7,427
REFCORP	10,143	7,176	17,957	15,914

Total assessments	14,691	10,508	26,038	23,341

NET INCOME	$40,575	$28,706	$71,829	$63,658

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2008	23,940	$2,393,980	$211,762	$(570)	$2,605,172

Proceeds from sale of capital stock	10,324	1,032,449	—	—	1,032,449
Repurchase/redemption of capital stock	(3,967)	(396,676)	—	—	(396,676)
Shares reclassified to mandatorily redeemable capital stock	(149)	(14,951)	—	—	(14,951)
Comprehensive income
Net income	—	—	71,829	—	71,829
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	2,050	2,050
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	—	(2,794)	(2,794)
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(17)	(17)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(2)	(2)

Total comprehensive income (a)	—	—	—	—	71,066

Dividends on capital stock (at 3.84 percent annualized rate)
Cash	—	—	(90)	—	(90)
Mandatorily redeemable capital stock	—	—	(214)	—	(214)
Stock	451	45,058	(45,058)	—	—

BALANCE, JUNE 30, 2008	30,599	$3,059,860	$238,229	$(1,333)	$3,296,756

BALANCE, JANUARY 1, 2007	22,481	$2,248,147	$190,625	$748	$2,439,520

Proceeds from sale of capital stock	2,355	235,444	—	—	235,444
Repurchase/redemption of capital stock	(5,801)	(580,104)	—	—	(580,104)
Shares reclassified to mandatorily redeemable capital stock	(58)	(5,840)	—	—	(5,840)
Comprehensive income
Net income	—	—	63,658	—	63,658
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	1,012	1,012
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(17)	(17)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(2)	(2)

Total comprehensive income (a)	—	—	—	—	64,651

Dividends on capital stock (at 5.26 percent annualized rate)
Cash	—	—	(93)	—	(93)
Mandatorily redeemable capital stock	—	—	(121)	—	(121)
Stock	572	57,232	(57,232)	—	—

BALANCE, JUNE 30, 2007	19,549	$1,954,879	$196,837	$1,741	$2,153,457

(a)	For the three months ended June 30, 2008 and 2007, total comprehensive income of $44,586 and $28,807, respectively, includes net income of $40,575 and $28,706, respectively, net unrealized gains on available-for-sale securities of $6,815 and $111, respectively, reclassification adjustments for realized gains on sales of available-for-sale securities included in net income of ($2,794) and $0, respectively, amortization of prior service benefit included in net periodic benefit cost of ($9) and ($9), respectively, and amortization of net actuarial benefit included in net periodic benefit cost of ($1) and ($1), respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$71,829	$63,658
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(34,070)	(32,625)
Concessions on consolidated obligation bonds	10,275	5,415
Premises, equipment and computer software costs	2,070	2,407
Non-cash interest on mandatorily redeemable capital stock	1,469	4,138
Realized gains on sales of available-for-sale securities	(2,794)	—
Gains on early extinguishment of debt	(7,566)	(131)
Net increase in trading securities	(724)	(478)
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	(40,531)	12,148
Decrease in accrued interest receivable	35,886	16,611
Decrease in other assets	4,034	2,301
Increase in Affordable Housing Program (AHP) liability	1,457	2,694
Increase (decrease) in accrued interest payable	38,351	(20,690)
Increase (decrease) in payable to REFCORP	1,490	(650)
Increase in other liabilities	348	787

Total adjustments	9,695	(8,073)

Net cash provided by operating activities	81,524	55,585

INVESTING ACTIVITIES
Net increase in interest-bearing deposits	(14,122)	(86,205)
Net decrease (increase) in federal funds sold	1,893,000	(440,000)
Net decrease in loans to other FHLBanks	400,000	—
Net decrease (increase) in short-term held-to-maturity securities	592,255	(1,294,631)
Proceeds from maturities of long-term held-to-maturity securities	742,126	685,833
Purchases of long-term held-to-maturity securities	(2,792,115)	(183,312)
Proceeds from maturities of available-for-sale securities	50,103	188,651
Proceeds from sales of available-for-sale securities	257,646	—
Purchases of available-for-sale securities	(350,466)	—
Proceeds from maturities of trading securities held for investment purposes	—	5,263
Proceeds from sales of trading securities held for investment purposes	—	16,930
Principal collected on advances	397,588,103	236,721,378
Advances made	(411,478,955)	(232,020,012)
Principal collected on mortgage loans held for portfolio	29,341	36,821
Purchases of premises, equipment and computer software	(1,313)	(1,153)

Net cash provided by (used in) investing activities	(13,084,397)	3,629,563

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	(612,239)	606,552
Net increase in federal funds purchased	185,000	—
Net proceeds from derivative contracts with financing elements	1,620	—
Net proceeds from issuance of consolidated obligations
Discount notes	481,460,341	479,936,611
Bonds	39,823,538	13,054,679
Debt issuance costs	(3,344)	(5,794)
Proceeds from assumption of debt from other FHLBanks	139,354	325,837
Payments for maturing and retiring consolidated obligations
Discount notes	(486,885,352)	(480,563,667)
Bonds	(21,269,093)	(16,534,961)
Payments to other FHLBanks for assumption of debt	(487,154)	—
Proceeds from issuance of capital stock	1,032,449	235,444
Payments for redemption of mandatorily redeemable capital stock	(28,468)	(105,401)
Payments for repurchase/redemption of capital stock	(396,676)	(580,104)
Cash dividends paid	(90)	(93)

Net cash provided by (used in) financing activities	12,959,886	(3,630,897)

Net increase (decrease) in cash and cash equivalents	(42,987)	54,251
Cash and cash equivalents at beginning of the period	74,699	96,360

Cash and cash equivalents at end of the period	$31,712	$150,611

Supplemental Disclosures:
Interest paid	$1,082,446	$1,329,302

AHP payments, net	$6,624	$4,733

REFCORP payments	$16,467	$16,564

Stock dividends issued	$45,058	$57,232

Dividends paid through issuance of mandatorily redeemable capital stock	$214	$121

Capital stock reclassified to mandatorily redeemable capital stock	$14,951	$5,840

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
     The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The Office of Finance manages the sale and servicing of the FHLBanks’ consolidated obligations. Effective July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. Prior to July 30, 2008, the Federal Housing Finance Board had responsibility for the supervision and regulation of the FHLBanks and the Office of Finance.
     On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. During the three months ended March 31, 2008, the Bank expensed $3,105,000 of direct costs associated with the potential combination. These costs are included in other operating expenses in the Bank’s statement of income for the six months ended June 30, 2008.
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from those estimates.
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
     SFAS 159 also amended SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”), and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to specify that cash flows from trading securities should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 115 required that all cash flows from trading securities be classified as cash flows from operating activities. As a result, beginning January 1, 2008, the Bank classifies purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading/operating purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the Bank’s statement of cash flows as operating activities. The Bank has retrospectively adjusted the statement of cash flows for the six months ended June 30, 2007 to classify activities related to trading securities held for investment purposes as cash flows from investing activities. This adjustment resulted in an increase in net cash provided by investing activities of $22,193,000, from $3,607,370,000 to $3,629,563,000, and a corresponding decrease in net cash provided by operating activities, from $77,778,000 to $55,585,000, for the six months ended June 30, 2007.
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
     SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The adoption of SFAS 161 will not have any impact on the Bank’s results of operations or financial condition. The Bank intends to provide any additional disclosures required by SFAS 161 in its financial reports for periods beginning on and after January 1, 2009.
Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of June 30, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$57,658	$92	$—	$57,750
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,338	16	—	35,354
FHLBank of San Francisco (primary obligor)	6,596	174	—	6,770

	99,592	282	—	99,874

Mortgage-backed securities
Government-sponsored enterprises	236,926	560	1,870	235,616
Non-agency commercial mortgage-backed securities	69,327	—	678	68,649

	306,253	560	2,548	304,265

Total	$405,845	$842	$2,548	$404,139

Available-for-sale securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$57,057	$—	$127	$56,930
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,406	17	—	35,423
FHLBank of San Francisco (primary obligor)	6,455	311	—	6,766

	98,918	328	127	99,119

Mortgage-backed securities
Government-sponsored enterprises	169,611	561	992	169,180
Non-agency commercial mortgage-backed securities	94,523	—	732	93,791

	264,134	561	1,724	262,971

Total	$363,052	$889	$1,851	$362,090

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
     As of June 30, 2008, the unrealized losses on the Bank’s available-for-sale securities totaled $2,548,000, which represented less than 0.7 percent of the amortized cost of all available-for-sale securities at that date. These unrealized losses were due in large part to the recent widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the fact that all of the Bank’s available-for-sale securities retain the highest investment grade rating from one or more nationally recognized statistical rating organizations, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its non-agency commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider any of the investments to be other-than-temporarily impaired at June 30, 2008.
     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2008 and December 31, 2007 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Maturity	Cost	Value	Cost	Value
Due in one year or less	$41,934	$42,124	$41,861	$42,189
Due after ten years	57,658	57,750	57,057	56,930

	99,592	99,874	98,918	99,119
Mortgage-backed securities	306,253	304,265	264,134	262,971

Total	$405,845	$404,139	$363,052	$362,090

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $4,418,000 and $43,000 at June 30, 2008 and December 31, 2007, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$92,996	$92,463
Variable-rate	6,596	6,455

	99,592	98,918

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	212,976	255,475
Variable-rate collateralized mortgage obligation	93,277	—
Fixed-rate collateralized mortgage obligations	—	8,659

	306,253	264,134

Total	$405,845	$363,052

     The Bank’s variable-rate collateralized mortgage obligation classified as available-for-sale has a coupon rate that is subject to an interest rate cap which, to date, has not been reached.
     Gains on Sale. In April 2008, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $254,852,000. Proceeds from the sales totaled $257,646,000, resulting in gross realized gains of $2,794,000. There were no other sales of available-for-sale securities during the six months ended June 30, 2008 or 2007.
Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$399,787	$—	$27	$399,760
U.S. government guaranteed obligations	69,413	179	187	69,405
State or local housing agency obligations	4,300	1	—	4,301

	473,500	180	214	473,466

Mortgage-backed securities
U.S. government guaranteed obligations	31,145	1	200	30,946
Government-sponsored enterprises	7,951,335	8,733	153,754	7,806,314
Non-agency residential mortgage-backed securities	730,124	—	127,076	603,048
Non-agency commercial mortgage-backed securities	583,093	6,585	38	589,640

	9,295,697	15,319	281,068	9,029,948

Total	$9,769,197	$15,499	$281,282	$9,503,414

     Held-to-maturity securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$993,629	$—	$164	$993,465
U.S. government guaranteed obligations	75,342	173	411	75,104
State or local housing agency obligations	4,810	2	—	4,812

	1,073,781	175	575	1,073,381

Mortgage-backed securities
U.S. government guaranteed obligations	34,066	133	6	34,193
Government-sponsored enterprises	5,910,467	3,243	32,507	5,881,203
Non-agency residential mortgage-backed securities	821,493	—	25,603	795,890
Non-agency commercial mortgage-backed securities	694,860	10,435	—	705,295

	7,460,886	13,811	58,116	7,416,581

Total	$8,534,667	$13,986	$58,691	$8,489,962

     As of June 30, 2008, the unrealized losses on the Bank’s held-to-maturity securities totaled $281,282,000, which represented 2.9 percent of the amortized cost of all held-to-maturity securities at that date. These unrealized losses were generally attributable to the recent widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debt obligations held by the Bank, the fact that all of the Bank’s held-to-maturity securities retain the highest investment grade rating from one or more of the nationally recognized statistical rating organizations, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its non-agency residential and commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these investments to maturity, it does not consider any of the investments to be other-than-temporarily impaired at June 30, 2008. In the case of the Bank’s commercial paper holding, which matured in July 2008, the rating referred to above reflected the issuer’s short-term debt rating.
     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2008 and December 31, 2007 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	June 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$399,787	$399,760	$996,044	$995,874
Due after one year through five years	6,142	6,173	1,112	1,120
Due after five years through ten years	32,179	32,271	26,504	26,600
Due after ten years	35,392	35,262	50,121	49,787

	473,500	473,466	1,073,781	1,073,381
Mortgage-backed securities	9,295,697	9,029,948	7,460,886	7,416,581

Total	$9,769,197	$9,503,414	$8,534,667	$8,489,962

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $75,418,000 and $5,404,000 at June 30, 2008 and December 31, 2007, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$399,787	$993,629
Variable-rate	73,713	80,152

	473,500	1,073,781

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	1,445	1,769
Collateralized mortgage obligations
Fixed-rate	585,847	698,027
Variable-rate	8,708,405	6,761,090

	9,295,697	7,460,886

Total	$9,769,197	$8,534,667

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2007 or the six months ended June 30, 2008.
Note 5—Advances
     Redemption Terms. At both June 30, 2008 and December 31, 2007, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 8.66 percent. These advances are summarized below (in thousands).

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$4,268	6.12%	$251	6.78%

Due in one year or less	19,884,124	2.62	21,384,332	4.42
Due after one year through two years	7,070,981	3.44	5,011,113	5.02
Due after two years through three years	6,898,233	3.00	3,688,931	4.96
Due after three years through four years	5,040,751	3.02	3,283,452	4.96
Due after four years through five years	13,710,093	2.74	7,169,089	4.91
Due after five years	3,846,780	3.63	2,187,667	4.46
Amortizing advances	3,574,979	4.63	3,414,523	4.71

Total par value	60,030,209	3.00%	46,139,358	4.67%

Deferred prepayment fees	(998)		(964)
Commitment fees	(27)		(28)
Hedging adjustments	113,791		159,792

Total	$60,142,975		$46,298,158

     The balance of overdrawn demand deposit accounts was fully collateralized at June 30, 2008 and was repaid on July 1, 2008.
     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2008 and December 31, 2007, the Bank had aggregate prepayable and callable advances totaling $173,688,000 and $162,745,000, respectively.
     The following table summarizes advances at June 30, 2008 and December 31, 2007, by the earlier of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$4,268	$251

Due in one year or less	19,933,677	21,423,839
Due after one year through two years	7,088,308	5,025,303
Due after two years through three years	6,942,339	3,724,857
Due after three years through four years	5,074,381	3,315,639
Due after four years through five years	13,715,759	7,197,090
Due after five years	3,696,498	2,037,856
Amortizing advances	3,574,979	3,414,523

Total par value	$60,030,209	$46,139,358

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2008 and December 31, 2007, the Bank had putable advances outstanding totaling $3,596,021,000 and $2,817,671,000, respectively.
     The following table summarizes advances at June 30, 2008 and December 31, 2007, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$4,268	$251

Due in one year or less	22,190,974	22,936,682
Due after one year through two years	7,391,501	5,477,833
Due after two years through three years	6,930,183	3,426,631
Due after three years through four years	4,991,001	3,201,452
Due after four years through five years	13,201,993	7,013,839
Due after five years	1,745,310	668,147
Amortizing advances	3,574,979	3,414,523

Total par value	$60,030,209	$46,139,358

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at June 30, 2008 and December 31, 2007 (in thousands, based upon par amount):

	June 30, 2008	December 31, 2007
Fixed-rate	$30,679,488	$26,465,393
Variable-rate	29,350,721	19,673,965

Total par value	$60,030,209	$46,139,358

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $1,042,000 and $1,996,000 during the three months ended June 30, 2008 and 2007, respectively, and were $1,319,000 and $2,625,000 during the six months ended June 30, 2008 and 2007, respectively. The Bank deferred $88,000 of the gross advance prepayment fees during both the three and six months ended June 30, 2008 and $1,013,000 of the gross advance prepayment fees during both the three and six months ended June 30, 2007.
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
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations were approximately $1.255 trillion and $1.190 trillion at June 30, 2008 and December 31, 2007, respectively. The Bank was the primary obligor on $69.7 billion and $57.0 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated bonds outstanding by interest rate payment terms at June 30, 2008 and December 31, 2007 (in thousands, at par value).

	June 30, 2008	December 31, 2007
Fixed-rate	$43,330,243	$26,281,720
Simple variable-rate	7,408,000	2,418,000
Step-up	112,635	3,774,175
Comparative-index	80,000	80,000
Step-down	35,000	150,000
Variable that converts to fixed	—	20,000
Step-up/step-down	—	15,000

Total par value	$50,965,878	$32,738,895

     Redemption Terms. The following is a summary of the Bank’s consolidated bonds outstanding at June 30, 2008 and December 31, 2007, by contractual maturity (in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$29,130,140	2.73%	$9,904,335	4.27%
Due after one year through two years	10,240,713	3.46	6,266,025	4.69
Due after two years through three years	3,429,420	4.00	4,196,210	4.76
Due after three years through four years	1,972,185	4.95	1,881,685	5.28
Due after four years through five years	1,417,500	4.60	3,900,800	4.95
Thereafter	4,775,920	5.50	6,589,840	5.54

Total par value	50,965,878	3.36%	32,738,895	4.81%

Premiums	61,424		48,179
Discounts	(20,632)		(11,784)
Hedging adjustments	(6,492)		85,189

	51,000,178		32,860,479
Bonds held in treasury	(5,100)		(5,100)

Total	$50,995,078		$32,855,379

     At June 30, 2008 and December 31, 2007, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	June 30, 2008	December 31, 2007
Non-callable bonds	$36,916,873	$10,457,610
Callable bonds	14,049,005	22,281,285

Total par value	$50,965,878	$32,738,895

     The following table summarizes the Bank’s consolidated bonds outstanding at June 30, 2008 and December 31, 2007, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007
Due in one year or less	$36,964,500	$22,122,330
Due after one year through two years	8,676,213	5,486,295
Due after two years through three years	1,962,920	1,712,525
Due after three years through four years	979,805	661,005
Due after four years through five years	1,022,500	1,711,300
Thereafter	1,359,940	1,045,440

Total par value	$50,965,878	$32,738,895

     Discount Notes. At June 30, 2008 and December 31, 2007, the Bank’s consolidated discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate

June 30, 2008	$18,676,139	$18,750,290	2.32%

December 31, 2007	$24,119,433	$24,221,414	4.20%

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Balance, beginning of period	$47,440	$43,458
AHP assessment	8,081	7,427
Grants funded, net of recaptured amounts	(6,624)	(4,733)

Balance, end of period	$48,897	$46,152

     Note 8—Derivatives and Hedging Activities
     During the three months ended June 30, 2008 and 2007, the Bank recorded net gains (losses) on derivatives and hedging activities of $9,826,000 and ($2,218,000), respectively, in other income (loss). During the six months ended June 30, 2008 and 2007, the Bank recorded net gains (losses) on derivatives and hedging activities of $14,730,000 and ($93,000), respectively. Net gains (losses) on derivatives and hedging activities for the three and six months ended June 30, 2008 and 2007 were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gains (losses) related to fair value hedge ineffectiveness	$5,643	$(3,713)	$7,168	$1
Losses on economic hedge derivatives related to discount notes	(8,909)	—	(2,756)	—
Gains related to stand-alone economic hedge derivatives (interest rate caps)	8,111	2,191	6,515	794
Gains related to stand-alone economic hedge derivatives (basis swaps)	3,187	—	3,187	—
Gains (losses) related to other economic hedge derivatives	(430)	(583)	279	(605)
Net interest income (expense) associated with economic hedge derivatives related to discount notes	283	—	(1,487)	—
Net interest income associated with economic hedge derivatives (basis swaps)	1,563	—	1,563	—
Net interest income (expense) associated with other economic hedge derivatives	378	(113)	261	(283)

Net gains (losses) on derivatives and hedging activities	$9,826	$(2,218)	$14,730	$(93)

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2008 and December 31, 2007 (in thousands). The net derivative balances as of December 31, 2007 have been adjusted to reflect the retrospective application of FSP FIN 39-1.

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value hedges	$51,116,603	$(128,051)	$34,025,303	$(97,276)
Economic hedges	19,077,529	863	188,294	285
Interest rate caps
Fair value hedges	136,000	935	255,000	688
Economic hedges	5,000,000	13,684	6,500,000	2,972

	$75,330,132	$(112,569)	$40,968,597	$(93,331)

Total derivative contracts excluding accrued interest		$(112,569)		$(93,331)
Net accrued interest receivable/payable on derivative contracts		183,390		121,578
Cash collateral pledged/remitted to counterparties		133,094		119,047
Interest receivable on cash collateral pledged/remitted to counterparties		97		170
Cash collateral received from counterparties		(78,032)		(104,337)
Interest payable on cash collateral received from counterparties		(120)		(403)

Net derivative balances		$125,860		$42,724

Net derivative asset balances		$127,270		$65,963
Net derivative liability balances		(1,410)		(23,239)

Net derivative balances		$125,860		$42,724

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
     At June 30, 2008 and December 31, 2007, the Bank’s maximum credit risk, as defined above, was approximately $162,156,000 and $133,610,000, respectively. The Bank held as collateral cash balances of $78,032,000 and $104,337,000 as of June 30, 2008 and December 31, 2007, respectively. In early July 2008 and early January 2008, additional cash collateral of $84,389,000 and $29,924,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements.
     Generally, the Bank reports cash flows associated with derivatives as cash flows from operating activities in the statements of cash flows. During the six months ended June 30, 2008, the Bank entered into three derivative contracts which contained up-front fees that were determined to be other-than-insignificant financing elements. The net cash inflows associated with these derivative contracts, totaling $1,620,000, are reflected as cash flows from financing activities.
Note 9—Capital
     At all times during the six months ended June 30, 2008, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
	Required	Actual	Required		Actual
Regulatory capital requirements:
Risk-based capital	$563,101	$3,368,755	$437,643		$2,688,243

Total capital	$3,049,144	$3,368,755	$2,538,330	(1)	$2,688,243
Total capital-to-assets ratio	4.00%	4.42%	4.00%		4.24	%(1)

Leverage capital	$3,811,430	$5,053,133	$3,172,913	(1)	$4,032,365
Leverage capital-to-assets ratio	5.00%	6.63%	5.00%		6.35	%(1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as described in Note 2.
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2008, April 30, 2008 and July 31, 2008, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 31, 2008, April 30, 2008 and July 31, 2008, the Bank repurchased surplus stock totaling $191,755,000, $108,889,000 and $200,788,000, respectively, of which $24,982,000, $2,913,000 and $24,988,000 respectively, had been classified as mandatorily redeemable capital stock as of those dates.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$7	$6	$14	$11
Interest cost	40	31	80	62
Amortization of prior service cost (benefit)	(9)	(9)	(17)	(17)
Amortization of net actuarial gain	(1)	(1)	(2)	(2)

Net periodic benefit cost	$37	$27	$75	$54

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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the swap curve and, for agreements containing options, implied swaption volatility). The Bank compares these fair values to dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers; these fair value estimates are corroborated using a pricing model and observable market data (i.e., the swap curve). The fair values of all of the Bank’s interest rate swaps include accrued interest receivable and payable.
     For the Bank’s interest rate caps, fair values are obtained from dealers. These fair value estimates are corroborated using a pricing model and observable market data (e.g., the swap curve, implied swaption volatility and volatility skew).
     Available-for-sale securities. For agency debt securities, the Bank estimates the fair values using either a pricing model or dealer estimates. For those securities for which a pricing model is used, the agency curve is used as the discount curve in the fair value determinations. The Bank compares these fair values to dealer estimates (when available) to ensure that its fair values are reasonable. For one agency security for which the Bank relies upon a dealer estimate, such estimate is analyzed for reasonableness using a pricing model and market inputs.
     For mortgage-backed securities, the Bank estimates the fair values using either a pricing model or dealer estimates. For those securities for which a pricing model is used, the swap curve is used as the discount curve in the calculations. Additional inputs (e.g., implied swaption volatility, estimated prepayment speeds and credit spreads) are also used in the fair value determinations. The Bank compares these fair values to dealer estimates to ensure that its fair values are reasonable. For one agency mortgage-backed security for which the Bank relies upon a dealer estimate, such estimate is analyzed for reasonableness using a pricing model and market inputs.
     The following table summarizes the Bank’s assets and liabilities that are carried at fair value as of June 30, 2008 by their level within the fair value hierarchy (in thousands).

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$3,648	$—	$—	$—	$3,648
Available-for-sale securities	—	404,139	—	—	404,139
Derivative assets	—	407,730	—	(280,460)	127,270

Total assets at fair value	$3,648	$811,869	$—	$(280,460)	$535,057

Liabilities
Derivative liabilities	$—	$336,910	$—	$(335,500)	$1,410

Total liabilities at fair value	$—	$336,910	$—	$(335,500)	$1,410

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At June 30, 2008, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $1.186 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.

     Other commitments and contingencies. At June 30, 2008 and December 31, 2007, the Bank had commitments to make additional advances totaling approximately $123,020,000 and $61,116,000, respectively. In addition, outstanding standby letters of credit totaled $4,493,319,000 and $3,879,587,000 at June 30, 2008 and December 31, 2007, respectively.
     The Bank had no commitments to fund/purchase mortgage loans at June 30, 2008 or December 31, 2007.
     At June 30, 2008 and December 31, 2007, the Bank had commitments to issue $247,305,000 and $25,132,000, respectively, of consolidated obligation bonds/discount notes of which $245,000,000 and $15,000,000, respectively, were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral exchange agreements. As of June 30, 2008 and December 31, 2007, the Bank had pledged, as collateral, cash with a book value of $133,094,000 and $119,047,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the six months ended June 30, 2008 or 2007. At June 30, 2008, the Bank held previously purchased mortgage-backed securities with a carrying value of $20.8 million that were issued by one or more entities that are now part of Citigroup and $60.1 million (carrying value) of mortgage-backed securities issued by entities that are affiliated with Washington Mutual Bank (a non-member borrower/shareholder as of June 30, 2008) that were acquired after issuance from a third party. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.
Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the six months ended June 30, 2008, interest income from loans to other FHLBanks totaled $143,000. There were no loans to other FHLBanks during the six months ended June 30, 2007. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2008 (in thousands).

Balance at January 1, 2008	$400,000
Loans to:
FHLBank of San Francisco	1,015,000
FHLBank of Boston	418,000
Collections from:
FHLBank of San Francisco	(1,415,000)
FHLBank of Boston	(418,000)

Balance at June 30, 2008	$—

During the six months ended June 30, 2008, interest expense on borrowings from other FHLBanks totaled $22,000. There were no borrowings from other FHLBanks during the six months ended June 30, 2007. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2008 (in thousands).

Balance at January 1, 2008	$—
Borrowings from:
FHLBank of San Francisco	240,000
FHLBank of Seattle	25,000
FHLBank of Atlanta	70,000
Repayments to:
FHLBank of San Francisco	(240,000)
FHLBank of Seattle	(25,000)
FHLBank of Atlanta	(70,000)

Balance at June 30, 2008	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 3. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $656,000 and $636,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,304,000 and $1,270,000 for the six months ended June 30, 2008 and 2007, respectively.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended June 30, 2008, the Bank assumed a total of $135,880,000 (par values) of consolidated obligations from the FHLBank of Seattle. The net premium associated with these transactions totaled $3,474,000. There were no such transfers during the three months ended March 31, 2008. During the three months ended March 31, 2007 and June 30, 2007, the Bank assumed $283,000,000 and $40,000,000 (par values) of consolidated obligations from the FHLBank of New York. The net premiums associated with these transactions totaled $2,350,000 and $487,000, respectively.
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. During the three months ended March 31, 2008, the Bank transferred $300,000,000 and $150,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh and Cincinnati, respectively. In addition, during the three months ended June 30, 2008, the Bank transferred $15,000,000 (par value) of its consolidated obligations to the FHLBank of San Francisco. In connection with these transactions, the assuming FHLBanks became the primary obligors for the transferred debt. The aggregate gains realized on these debt transfers totaled $266,000 and $4,546,000 during the three and six months ended June 30, 2008, respectively. The Bank did not transfer any debt to other FHLBanks during the six months ended June 30, 2007.
     The Bank receives participation fees from the FHLBank of Chicago for mortgage loans that are originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through its Mortgage Partnership Finance® program. These fees totaled $97,000 and $54,000 during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, these fees totaled $163,000 and $91,000, respectively.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, potentially adverse changes in interest rates, adverse changes in the Bank’s access to the capital markets, material adverse changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (the “2007 10-K”) and “Item 1A — Risk Factors” in Part II of this quarterly report. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
As discussed below under the heading entitled “Legislative Developments,” recently enacted Federal legislation established a new Federal agency with responsibility for regulating the Bank and made a number of other changes affecting the activities of the Bank. The legislation requires the new regulatory agency to issue a number of regulations, orders and reports. The full effect of this legislation on the Bank and its activities will become known only after those regulations, orders, and reports are issued.
Overview
The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Effective July 30, 2008, the Federal Housing Finance Agency, an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. As the successor to the Federal Housing Finance Board, the Federal Housing Finance Agency is responsible for ensuring that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. For additional discussion regarding this new regulatory agency, see the section below entitled “Legislative Developments.”
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. While not members of the Bank, state and local housing authorities that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-guaranteed and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. The Bank balances the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of August 1, 2008, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group and the staff of the Financial Accounting Standards Board (hereinafter collectively referred to as “SFAS 133”).

The Bank’s earnings, exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133, are generated primarily from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including the effect of net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2008 and 2007, the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 (all percentages are annualized figures; percentages for the six-month periods represent weighted average rates).

	Three Months		Three Months		Six Months
	Ended March 31,		Ended June 30,		Ended June 30,
	2008	2007	2008	2007	2008	2007
Return on capital stock	5.11%	6.55%	5.71%	5.91%	5.43%	6.24%

Average effective federal funds rate	3.18%	5.26%	2.09%	5.25%	2.63%	5.25%

Dividend rate	4.50%	5.25%	3.18%	5.26%	3.84%	5.26%

Reference period average effective federal funds rate (reference rate) (1)	4.50%	5.25%	3.18%	5.26%	3.84%	5.26%

(1)	See discussion below for a description of the reference rate.
For a discussion of the Bank’s returns on capital stock and the reasons for the variability in those returns from period-to-period, see the section below entitled “Results of Operations.”
The Bank’s quarterly dividends are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference period average effective federal funds rate.” For the three months ended March 31, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the fourth quarter of 2007 and the fourth quarter of 2006, respectively. For the three months ended June 30, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the first quarter of 2008 and the first quarter of 2007, respectively. For the six months ended June 30, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the six months ended March 31, 2008 and 2007, respectively.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2008 and December 31, 2007.

MEMBERSHIP SUMMARY

	June 30,	December 31,
	2008	2007
Commercial banks	747	736
Thrifts	85	86
Credit unions	51	48
Insurance companies	17	16

Total members	900	886

Housing associates	8	8
Non-member borrowers	15	15

Total	923	909

Community Financial Institutions (CFIs)(1)	748	742

(1)	The figures presented above reflect the number of members that were CFIs as of June 30, 2008 and December 31, 2007 based upon the definition of CFIs that applied as of those dates. At June 30, 2008 and December 31, 2007, CFIs were defined as FDIC-insured institutions with average total assets equal to or less than $625 million and $599 million, respectively. With the enactment of the Housing and Economic Recovery Act of 2008 on July 30, 2008, CFIs were redefined. For additional discussion, see the section below entitled “Legislative Developments.”
Termination of Merger Discussions
On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. For additional discussion, see the section below entitled “Results of Operations — Other Expenses.”
Legislative Developments
On July 30, 2008, President George W. Bush signed into law the Housing and Economic Recovery Act of 2008 (the “HER Act”). As more fully discussed below, among other things, this legislation:
•	establishes the Federal Housing Finance Agency (“Finance Agency”) effective on the date of enactment of the HER Act to regulate (i) the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, the “Enterprises”) and (ii) the FHLBanks (together with the Enterprises, the “Regulated Entities”);

•	eliminates the Office of Federal Housing Enterprise Oversight (“OFHEO”) and the Federal Housing Finance Board (“Finance Board”) no later than one year after enactment and restricts their activities during such period to those necessary to wind up their affairs;

•	establishes a director (“Director”) of the Finance Agency with broad authority over the Regulated Entities;

•	amends certain aspects of the FHLBanks’ corporate governance;

•	authorizes voluntary mergers of FHLBanks with the approval of the Director and permits the Director to liquidate a FHLBank, in either case even if the result is fewer than eight FHLBanks (prior law required that there be no fewer than eight and no more than 12 FHLBanks);

•	makes, or requires the Director to study and report on, other changes regarding the membership and activities of the FHLBanks;

•	provides that all regulations, orders, directives and determinations issued by the Finance Board and OFHEO prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director; and

•	grants the Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by Fannie Mae, Freddie Mac, and the FHLBanks, if he or she determines that such purchase is necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and/or to protect the taxpayers. For the FHLBanks, this temporary authorization supplements the existing authority of $4 billion. Since 1977, the U.S. Department of the Treasury has not owned any of the FHLBanks’ consolidated obligations under this previous authority.
Structure of the Finance Agency
The Director of the Finance Agency will be appointed by the President of the United States and confirmed by the Senate, and will serve a five-year term. He or she may be removed only for cause. The HER Act provides that the Director of OFHEO at the time of enactment shall serve as the Director of the Finance Agency until a permanent Director is appointed and confirmed.
There will be three Deputy Directors of the Finance Agency. The Deputy Director of the Division of Enterprise Regulation will be responsible for the safety and soundness regulation of Fannie Mae and Freddie Mac. The Deputy Director of the Division of FHLBank Regulation will be responsible for the safety and soundness regulation of the FHLBanks. Finally, the Deputy Director for Housing Mission and Goals will oversee the housing mission and goals of the Enterprises and the community and economic development mission of the FHLBanks.
The Director of the Finance Agency, the Secretary of the Treasury, the Secretary of the Department of Housing and Urban Development, and the Chairman of the Securities and Exchange Commission (“SEC”) will constitute the Federal Housing Finance Oversight Board, and the Director will serve as the chair of and consult with this board, which has no executive authority.
The Bank will be responsible for its share of the operating expenses for both the Finance Agency and, until its affairs are concluded, the Finance Board.
Authority of the Director
The Director has broad authority to regulate the Regulated Entities, including the authority to set capital requirements, seek prompt corrective action, bring enforcement actions, put a Regulated Entity into receivership, and levy fines against the Regulated Entities and entity-affiliated parties. The HER Act defines an “Entity-Affiliated Party” to include among others (i) officers, directors, employees, agents, and controlling shareholders of a Regulated Entity, (ii) any shareholder, affiliate, consultant, joint venture partner, and any other person that the Director determines participates in the conduct of the Regulated Entity’s affairs, and (iii) any independent contractor of a Regulated Entity that knowingly or recklessly participates in any violation of law or regulation, any breach of fiduciary duty, or any unsafe or unsound practice.
Differences between the Enterprises and FHLBanks
The HER Act requires the Director, before issuing any new regulation or taking other agency action of general applicability and future effect relating to the FHLBanks, to take into account the differences between the Enterprises and the FHLBanks with respect to the FHLBanks’ (i) cooperative ownership structure, (ii) mission of providing liquidity to members, (iii) affordable housing and community development mission, (iv) capital structure and (v) joint and several liability, and any other differences that the Director considers appropriate.

Corporate Governance of the FHLBanks
Under the HER Act, each FHLBank will be governed by a board of directors of 13 persons or so many persons as the Director may determine. The HER Act divides directors of FHLBanks into two classes. The first class is comprised of “member” directors elected by the members of each State in the FHLBank’s district to fill directorships determined based on the number of shares of capital stock held by members located in the State to be represented by the directorship, subject to the same limitations with regard to excess shares that applied prior to the enactment of the HER Act (States continue to be guaranteed at least the number of directors that were assigned to them under the law in effect at December 31, 1960). The second class is comprised of “independent” directors who will be nominated by a FHLBank’s board of directors after consultation with its Advisory Council and elected by members at-large based on an election process that must comply with the Finance Agency’s applicable regulation (which still must be written) and codified in the FHLBank’s bylaws.
Member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. Two of the independent directors must be public interest directors with at least four years’ experience representing community interests in banking services, credit needs, housing, or financial consumer protections. The remainder of the independent directors must have demonstrated experience in financial or organizational management or certain related skills.
Prior law called for 14 (one more than under the HER Act) directors or so many as the Finance Board might determine. Of the 14 directors eight were, under the prior law, “elective” directors chosen by the members of each State and six were “appointive” directors appointed by the Finance Board, which in recent years sought, but was not bound by, nominations to fill such directorships submitted by the FHLBanks pursuant to applicable regulations. Under prior law, if the Finance Board increased the number of directors, it was required to keep the ratio of appointive to elective directors at 75 percent. The Bank currently has eleven member directors and eight independent directors, a division that complies with the HER Act. It is not known whether the Finance Agency will generally (or specifically in the case of the Bank) maintain the number of directors at certain FHLBanks above the statutory minimum. If the Finance Agency were to reduce the number of discretionary directorships, incumbent directors at the time of enactment of the HER Act would be permitted to serve out the remainder of their terms.
The HER Act changes all directors’ terms of office from three years to four years and provides that all directors remain directors until the completion of their current terms of office. It is not clear whether this means that the term of each sitting director will be extended by one year. Such a determination would leave open the question of what to do with the results of the 2008 elections for member directors (formerly “elective” directors) that are now underway at the FHLBanks, including the Bank. The Bank expects that the Finance Agency will expeditiously promulgate new regulations or issue orders or other guidance regarding these matters as well as the process that the FHLBanks must follow in conducting the elections of independent directors.
The HER Act also repeals the prior statutory limits on compensation of directors of FHLBanks and allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If a Regulated Entity is undercapitalized, the Director may also restrict executive compensation. Through December 31, 2009, the Director has additional authority in certain circumstances to approve, disapprove or modify the compensation of executives of the Regulated Entities.
Community Development Financial Institutions (“CDFIs”)
The HER Act makes CDFIs that are certified under the Community Development Banking and Financial Institutions Act of 1994 eligible for membership in a FHLBank. A certified CDFI is a person (other than an individual) that (i) has a primary mission of promoting community development, (ii) serves an investment area or targeted population, (iii) provides development services in connection with equity investment or loans, (iv) maintains, through representation on its governing board or otherwise, accountability to residents of its investment area or targeted population, and (v) is not an agency or instrumentality of the United States or of any State or political subdivision of a State. The Bank has not yet determined the number of CDFIs in its district, how many of them might seek to become members of the Bank, or the effect on the Bank of their becoming members.

Housing Goals
The HER Act requires the Director to establish housing goals with respect to the purchase of mortgages, if any, by the FHLBanks and to report annually to Congress on the FHLBanks’ performance in meeting such goals. In establishing the housing goals, the Director is required to consider the unique mission and ownership structure of the FHLBanks. To facilitate an orderly transition, the Director is charged with establishing interim housing goals for each of the two calendar years following the date of enactment of the HER Act.
Sharing of Information Regarding the FHLBanks
The HER Act requires the Director to promulgate regulations under which he or she will make available to each FHLBank information regarding the other FHLBanks in order to enable the FHLBanks to assess their risk under their joint and several liability with respect to consolidated obligations and to comply with their disclosure obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Exceptions to such disclosure are provided with respect to information that is proprietary.
Exemptions from Certain SEC Laws and Regulations
The HER Act exempts the FHLBanks from certain requirements under the Federal securities laws, including the Exchange Act, and the SEC’s related regulations. These exemptions arise from the distinctive nature and the cooperative ownership structure of the FHLBanks and parallel relief granted by the SEC to the FHLBanks in no-action letters issued at the time the FHLBanks registered with the SEC under the Exchange Act. In issuing future regulations, the SEC is directed by the HER Act to take account of the distinctive characteristics of the FHLBanks when evaluating (i) the accounting treatment with respect to payments to the Resolution Funding Corporation, (ii) the role of the combined financial statements of the FHLBanks, (iii) the accounting classification of redeemable capital stock, and (iv) the accounting treatment related to the joint and several nature of the obligations of the FHLBanks.
Liquidations, Voluntary Mergers, and Reduction in the Number of FHLBank Districts
The HER Act permits any FHLBank to voluntarily merge with another FHLBank with the approval of the Director and the boards of directors of the FHLBanks involved. The Director is required to promulgate regulations establishing the conditions and procedures for the consideration and approval of any voluntary merger, including the procedures for FHLBank member approval.
The Director is authorized on thirty days’ prior notice to liquidate or reorganize any FHLBank. A FHLBank that the Director proposes to liquidate or reorganize is entitled to contest the Director’s determination in a hearing on the record in accordance with the provisions of the Administrative Procedures Act.
The Director is authorized to reduce the number of FHLBank districts to fewer than eight as a result of the merger of FHLBanks or the Director’s decision to liquidate a FHLBank. Prior law required that there be no fewer than eight and no more than 12 FHLBanks.
Community Financial Institutions and Long-Term Advances
Community Financial Institutions (“CFIs”) are redefined as institutions with average assets over the three-year period preceding measurement of less than $1 billion (up from the statutory amount of $500 million, inflation adjusted to $625 million immediately prior to enactment of the HER Act). The $1 billion amount will continue to be adjusted annually based on any increase in the Consumer Price Index.
Loans for community development activities were added to loans for small business, small farm, and small agri-business as permissible purposes for long-term advances to CFIs. The Bank has not yet determined the effect on the Bank of the redefinition of CFIs and the inclusion of loans for community development activities by CFIs as loans eligible to support long-term advances.

Public Use Data Base and Reporting to Congress
The HER Act requires the FHLBanks to report to the Director census tract level data regarding mortgages they purchase, if any. Such data are to be reported in a form consistent with other Federal laws, including the Home Mortgage Disclosure Act, and any other requirements that the Director imposes. The Director is required to report such data to Congress and, except with respect to proprietary information and personally identifiable information, to make the data available to the public.
Study of Securitization of Home Mortgage Loans by the FHLBanks
Within one year of enactment of the HER Act, the Director is to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the Acquired Member Asset (“AMA”) programs of FHLBanks. In conducting this study, the Director is required to consider (i) the benefits and risks associated with securitization of AMA, (ii) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (iii) the ability of the FHLBanks to manage the risks associated with securitization, (iv) the impact of such securitization on the existing activities of the FHLBanks, including their mortgage portfolios and advances, and (v) the joint and several liability of the FHLBanks and the cooperative structure of the FHLBank System. In conducting the study, the Director is required to consult with the FHLBanks, the Office of Finance (“OF”), representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed.
Study of FHLBank Advances
Within one year of enactment of the HER Act, the Director is required to conduct a study and submit a report to Congress regarding the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the Interagency Guidance on Nontraditional Mortgage Products dated October 4, 2006. The study must consider any recommended actions necessary to ensure that the FHLBanks are not supporting loans with predatory characteristics and provide an opportunity for public comment on any recommended actions.
AHP Funds to Support Refinancing of Certain Residential Mortgage Loans
For a period of two years following enactment of the HER Act, FHLBanks are authorized to use a portion of their Affordable Housing Program (“AHP”) funds to support the refinancing of residential mortgage loans owed by families with incomes at or below 80 percent of the median income for the areas in which they reside. The portion of AHP funds that the FHLBanks may use for such purpose is to be determined by regulation.
Letters of Credit to Guarantee Municipal Bonds
Under prior law, FHLBanks’ guarantees of municipal bonds were limited to bonds issued to finance housing. Subject to certain conditions, FHLBanks are authorized under the HER Act to guarantee municipal bonds in connection with the original issuance of a bond during the period from enactment of the HER Act to December 31, 2010 without regard to the use of the proceeds of such issuances, and to renew or extend any such guarantee.
Minorities, Women, and Diversity in the Workforce
The HER Act requires each FHLBank to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices.
Joint Offices
The HER Act repeals the provision in prior law that prohibited the FHLBanks from establishing any joint offices other than the OF. At the present time, the Bank does not plan to establish any joint office with one or more FHLBanks.

Financial Condition
The following table provides selected period-end balances as of June 30, 2008 and December 31, 2007, as well as selected average balances for the six-month period ended June 30, 2008 and the year ended December 31, 2007. In addition, the table provides the percentage increase or decrease in each of these balances from period-end to period-end or period-to-period, as appropriate. As shown in the table, the Bank’s total assets increased by 20.1 percent (or $12.8 billion) during the six months ended June 30, 2008, due primarily to a $13.8 billion increase in advances and a $1.9 billion increase in long-term investments, offset by a $2.9 billion reduction in short-term investments during the period. As the Bank’s assets increased, the funding for those assets also increased. During the six months ended June 30, 2008, total consolidated obligations increased by $12.7 billion as consolidated obligation bonds increased by $18.1 billion and consolidated obligation discount notes declined by $5.4 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30,
	2008
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2007
Advances	$60,143	29.9%	$46,298
Short-term investments
Federal funds sold (1)	5,207	(30.6)	7,500
Commercial paper (2)	400	(59.8)	994
Long-term investments (3)	9,773	23.7	7,902
Mortgage loans, net	352	(7.6)	381
Total assets(4)	76,229	20.1	63,458
Consolidated obligations — bonds	50,995	55.2	32,855
Consolidated obligations — discount notes	18,676	(22.6)	24,120
Total consolidated obligations	69,671	22.3	56,975
Mandatorily redeemable capital stock	71	(14.5)	83
Capital stock	3,060	27.8	2,394
Retained earnings	238	12.3	212
Average total assets	69,045	25.4	55,056
Average capital stock	2,659	26.6	2,101
Average mandatorily redeemable capital stock	69	(33.7)	104

(1)	The balance at December 31, 2007 includes $400 million of federal funds sold to another FHLBank. This amount is classified in the Bank’s statement of condition as “Loan to other FHLBank.”

(2)	The Bank’s commercial paper investments are classified as held-to-maturity securities.

(3)	Consists of securities classified as held-to-maturity (other than short-term commercial paper) and available-for-sale.

(4)	The balance at December 31, 2007 has been adjusted to reflect the retrospective application of FSP FIN 39-1, as discussed in “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).

Advances
The following table presents advances outstanding, by type of institution, as of June 30, 2008 and December 31, 2007.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial banks	$23,850	40%	$14,797	32%
Thrift institutions	33,423	56	27,825	60
Credit unions	1,396	2	1,966	4
Insurance companies	227	—	208	1

Total member advances	58,896	98	44,796	97

Housing associates	4	—	5	—
Non-member borrowers	1,130	2	1,338	3

Total par value of advances	$60,030	100%	$46,139	100%

Total par value of advances outstanding to CFIs (1)	$9,298	15%	$6,401	14%

(1)	The figures presented above reflect the advances outstanding to CFIs as of June 30, 2008 and December 31, 2007 based upon the definition of CFIs that applied as of those dates. At June 30, 2008 and December 31, 2007, CFIs were defined as FDIC-insured institutions with average total assets equal to or less than $625 million and $599 million, respectively. With the enactment of the HER Act on July 30, 2008, CFIs were redefined. For additional discussion, see the section above entitled “Legislative Developments.”
At June 30, 2008 and December 31, 2007, the carrying value of the Bank’s advances portfolio totaled $60.1 billion and $46.3 billion, respectively. The par value of outstanding advances at those dates was $60.0 billion and $46.1 billion, respectively.
A substantial portion of the $13.9 billion increase in outstanding advances during the first six months of 2008 was attributable to increases in advances to two borrowers. In February 2008, Comerica Bank, which recently relocated its charter to the Ninth District, became a member of the Bank. As of June 30, 2008, Comerica Bank had outstanding advances of $4.5 billion and was the Bank’s third largest borrower. In addition, advances to the Bank’s largest borrower, Wachovia Bank, FSB, increased by $6.0 billion during the six months ended June 30, 2008. The remaining $3.4 billion increase in outstanding advances during the first half of 2008 was attributable in large part to increased borrowing by the Bank’s CFIs. The Bank believes the increase in advances to its small and mid-sized borrowers was largely attributable to the continued unsettled nature of the credit markets. The prevailing credit market conditions may also have led some members to increase their borrowings in order to increase their liquidity, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost.
At June 30, 2008, advances outstanding to the Bank’s ten largest borrowers totaled $38.9 billion, representing 64.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $30.2 billion at December 31, 2007, representing 65.3 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of June 30, 2008.

TEN LARGEST BORROWERS AS OF JUNE 30, 2008
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$23,263	38.8%
Guaranty Bank	Austin	TX	5,553	9.3
Comerica Bank	Dallas	TX	4,500	7.5
Franklin Bank, SSB	Houston	TX	1,323	2.2
International Bank of Commerce	Laredo	TX	850	1.4
BancorpSouth Bank	Tupelo	MS	839	1.4
Renasant Bank	Tupelo	MS	766	1.2
Capital One, National Association (2)	McLean	VA	635	1.0
First National Bank	Edinburg	TX	607	1.0
Charter Bank	Santa Fe	NM	590	1.0

			$38,926	64.8%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank
In November 2005, Capital One Financial Corp. acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s eighth largest borrower and shareholder at June 30, 2008. Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System and is no longer eligible for membership in the Bank. Capital One, National Association’s advances are scheduled to mature as follows: $0.3 million during the remainder of 2008, $601.2 million in 2009 and $33.6 million during the period from 2010 through 2034.
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

The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of June 30, 2008 and December 31, 2007.
COMPOSITION OF ADVANCES
(Dollars in millions)

	June 30, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$13,304	22.2%	$13,692	29.7%
Maturity 1 month to 12 months	2,945	4.9	2,526	5.5
Maturity greater than 1 year	7,259	12.0	4,014	8.7
Fixed rate, amortizing	3,575	6.0	3,415	7.4
Fixed rate, putable	3,596	6.0	2,818	6.1

Total fixed rate advances	30,679	51.1	26,465	57.4
Floating rate advances
Maturity less than one month	407	0.7	545	1.2
Maturity 1 month to 12 months	3,124	5.2	4,190	9.1
Maturity greater than 1 year	25,820	43.0	14,939	32.3

Total floating rate advances	29,351	48.9	19,674	42.6

Total par value	$60,030	100.0%	$46,139	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in the 2007 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which members may borrow. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Investment Securities
At June 30, 2008, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties and 30-day commercial paper, totaled $5.6 billion. The Bank’s short-term commercial paper investments, totaling $400 million (par value) as of June 30, 2008, are classified as held-to-maturity securities in the Bank’s statement of condition. As of June 30, 2008, Moody’s and S&P had assigned the highest short-term debt ratings (P-1 and A-1+, respectively) and highest long-term debt ratings (Aaa and AAA, respectively) to the issuer of the commercial paper held by the Bank. At December 31, 2007, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties (including another FHLBank) and 30-day commercial paper, totaled $8.5 billion. The amount of the Bank’s short-term investments fluctuates in response to several factors, including the level of maturing advances from time to time, changes in the Bank’s deposit balances, the Bank’s pre-refunding activities, and changes in the returns provided by short-term investment alternatives relative to the Bank’s funding costs.
At June 30, 2008, the Bank’s long-term investment portfolio was comprised of $9.6 billion of mortgage-backed securities (“MBS”) and $0.2 billion of U.S. agency debentures. As of year-end 2007, the Bank’s long-term investment portfolio was comprised of $7.7 billion of MBS and $0.2 billion of U.S. agency debentures. The Bank’s long-term investment portfolio at June 30, 2008 and December 31, 2007 includes securities that are classified for balance sheet purposes as either held-to-maturity or available-for-sale as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity		Available-for-Sale	Investments	Held-to-Maturity
June 30, 2008	(at amortized cost)		(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$69		$—	$69	$69
Government-sponsored enterprises	—		58	58	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		35	35	—
FHLBank of San Francisco (primary obligor)	—		7	7	—

Total U.S. agency debentures	69		100	169	69

MBS portfolio
U.S. government guaranteed obligations	31		—	31	31
Government-sponsored enterprises	7,952		235	8,187	7,806
Non-agency residential MBS	730		—	730	603
Non-agency commercial MBS	583		69	652	590

Total MBS	9,296		304	9,600	9,030

State or local housing agency debentures	4		—	4	4

Total long-term investments	$9,369	(2)	$404	$9,773	$9,103

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity		Available-for-Sale	Investments	Held-to-Maturity
December 31, 2007	(at amortized cost)		(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$75		$—	$75	$75
Government-sponsored enterprises	—		57	57	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		35	35	—
FHLBank of San Francisco (primary obligor)	—		7	7	—

Total U.S. agency debentures	75		99	174	75

MBS portfolio
U.S. government guaranteed obligations	34		—	34	34
Government-sponsored enterprises	5,910		169	6,079	5,881
Non-agency residential MBS	821		—	821	796
Non-agency commercial MBS	695		94	789	705

Total MBS	7,460		263	7,723	7,416

State or local housing agency debentures	5		—	5	5

Total long-term investments	$7,540	(2)	$362	$7,902	$7,496

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

(2)	The totals do not agree to the balances reported in the Bank’s statements of condition as the amounts reported above exclude short-term commercial paper investments with carrying values of $400 million and $994 million at June 30, 2008 and December 31, 2007, respectively. Such amounts are classified as held-to-maturity securities in the Bank’s statements of condition.
During the six months ended June 30, 2008, the Bank acquired $2.917 billion of long-term investments, all of which had settled as of June 30, 2008. The Bank acquired $2.567 billion ($2.641 billion par value) of LIBOR-indexed floating rate Collateralized Mortgage Obligations (“CMOs”) issued by either Fannie Mae or Freddie Mac that it designated as held-to-maturity and one LIBOR-indexed floating rate CMO issued by Fannie Mae (a $97.7 million par value security that the Bank acquired at a cost of $93.3 million), which the Bank classified as available-for-sale. As further described below, the floating rate coupons of these securities are subject to interest rate caps. In addition, during the first quarter of 2008, the Bank purchased $257 million ($250 million par value) of U.S. agency debentures; these investments were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. In April 2008, the Bank sold all of the U.S. agency debentures that it had acquired during the first quarter of 2008 and terminated the associated interest rate swaps. The realized gains on the sales of the available-for-sale securities totaled $2.8 million. This action was taken in response to favorable opportunities in the market. The Bank did not sell any other long-term investments during the six months ended June 30, 2008; during this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $742 million and $50 million, respectively.
Previously, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). The Bank’s MBS portfolio was under this limit at June 30, 2008. With this excess capacity, the Bank acquired $342 million of MBS in July 2008, all of which were LIBOR-indexed floating rate CMOs issued by Fannie Mae and designated as held-to-maturity. The floating rate coupons of these securities are subject to interest rate caps.
On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution requires, among other things, that a FHLBank notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including CMOs or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008 (“AB 2008-01”), the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital to purchase additional floating rate CMOs backed by agency MBS that, with the exception of the origination year of the underlying loans, would otherwise have features similar to the CMOs comprising the majority of the Bank’s current agency MBS portfolio. On June 30, 2008, the Office of Supervision approved the Bank’s submission. With this expanded authority, the Bank acquired an additional $1.556 billion of MBS in July 2008, all of which were LIBOR-indexed floating rate CMOs issued by Fannie Mae or Freddie Mac and designated as held-to-maturity. The floating rate coupons of these securities are also subject to interest rate caps. The Bank’s Board of Directors may subsequently expand the Bank’s incremental MBS investment authority by some amount up to the entire additional 300 percent of capital authorized by the Finance Board. Any such increase authorized by the Bank’s Board of Directors would require approval from the Finance Agency.

The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of June 30, 2008 and December 31, 2007.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	June 30, 2008		December 31, 2007
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$31	$31	$34	$34
Government-sponsored enterprises	8,121	8,040	5,911	5,905
AAA rated non-agency residential	730	730	821	821

Total floating rate CMOs	8,882	8,801	6,766	6,760

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	68	69	93	94
Government-sponsored enterprise DUS(4)	143	143	160	160
Government-sponsored enterprise CMOs	—	—	9	9

Total swapped MBS	211	212	262	263

Total floating rate MBS	9,093	9,013	7,028	7,023

Fixed rate MBS
Government-sponsored enterprises	4	4	5	5
AAA rated non-agency CMBS(5)	583	583	695	695

Total fixed rate MBS	587	587	700	700

Total MBS	$9,680	$9,600	$7,728	$7,723

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
Unrealized losses on the Bank’s MBS classified as available-for-sale and held-to-maturity increased from $1.7 million and $58.1 million, respectively, at December 31, 2007 to $2.5 million and $281.1 million, respectively, at June 30, 2008. The increases in unrealized losses on the Bank’s MBS portfolio during the six months ended June 30, 2008 were generally attributable to the recent widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. At June 30, 2008 (and as of July 31, 2008), all of the Bank’s holdings of mortgage-backed securities were rated by one or more of the following: S&P, Moody’s, and Fitch Ratings, Ltd. (“Fitch”), and none of these NRSROs had rated any of the securities held by the Bank lower than the highest investment grade rating. Based on the Bank’s analysis, which considered these credit ratings, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS and, in the case of its non-agency residential and commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not currently anticipate any credit losses on its MBS portfolio. The following table provides the Bank’s non-agency MBS by year of origination.

NON-AGENCY MBS
(at par, dollars in millions)

	CMBS		RMBS
Year of Origination	Amount	Percent	Amount	Percent
2006	$—	—%	$46	6%
2005	—	—	326	45
2004	—	—	93	13
2003 and prior	651	100	265	36

	$651	100%	$730	100%

As of June 30, 2008, the Bank held approximately $126 million of non-agency residential MBS (“RMBS”) that were classified as Alt-A at the time of origination, which represented less than 2 percent of its MBS portfolio at that date. At that same date, the Bank did not hold any MBS classified as subprime.
On March 6, 2008, Fitch placed one of the Bank’s RMBS with a par value of $45.9 million on rating watch negative. This security continues to be rated AAA by Fitch. The security is also rated Aaa by Moody’s and has not been placed on its Watchlist. As of July 31, 2008, none of the Bank’s other MBS have been placed on a watch list by S&P, Moody’s or Fitch.
While most of its MBS portfolio is comprised of floating rate CMOs ($8.9 billion par value at June 30, 2008) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2008, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.8 percent to 15.3 percent. The largest concentration of embedded effective caps ($8.0 billion) was between 6.0 percent and 7.5 percent. As of June 30, 2008, LIBOR rates were approximately 329 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $4.5 billion of interest rate caps with remaining maturities ranging from 10 months to 58 months as of June 30, 2008, and strike rates ranging from 6.25 percent to 7.00 percent and (ii) two forward-starting interest rate caps with terms commencing in June 2012, each of which has a notional amount of $250 million. The forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.

SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2009	$500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2010	500	6.75%
First quarter 2011	1,000	7.00%
Second quarter 2011	500	6.75%
Second quarter 2013 (1)	500	6.25%
Second quarter 2013 (1)	250	6.50%
Second quarter 2015 (1) (2)	250	6.50%
Second quarter 2016 (1) (2)	250	7.00%

	$5,000

(1)	These caps were entered into during the six months ended June 30, 2008. The Bank purchased one additional cap in April 2008 which was subsequently sold in June 2008. See further discussion of the sales of interest rate caps in the section below entitled “Results of Operations — Other Income (Loss).” Total premiums paid for stand-alone interest rate caps (including the cap that was sold in June 2008) totaled $9.3 million for the six months ended June 30, 2008.

(2)	These caps are effective beginning in June 2012.
Mortgage Loans Held for Portfolio
At June 30, 2008 and December 31, 2007, the Bank held on its balance sheet $352 million and $381 million, respectively, of residential mortgage loans originated under the MPF Program. As of both of these dates, 45 percent of the outstanding balances were government guaranteed. The Bank’s allowance for loan losses was $263,000 at both June 30, 2008 and December 31, 2007. As of these dates, the Bank had nonaccrual loans totaling $311,000 and $312,000, respectively.
In accordance with the guidelines of the MPF Program, the mortgage loans held by the Bank were underwritten pursuant to traditional lending standards for conforming loans. All of the Bank’s mortgage loans were acquired between 1998 and mid-2003 and the portfolio has exhibited a satisfactory payment history. As of June 30, 2008, loans 90 or more days past due that are not government-guaranteed approximated 0.09 percent of the portfolio, including loans in foreclosure, which represented 0.04 percent of the portfolio. Based in part on these attributes, as well as the Bank’s loss experience with these loans, the Bank believes that its allowance for loan losses is adequate.
Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 56 at both June 30, 2008 and December 31, 2007. During the three months ended June 30, 2008 and 2007, 21 and 20 of the Bank’s PFIs delivered $93 million and $50 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $97,000 and $54,000, respectively. During the six months ended June 30, 2008 and 2007, 23 and 21 of the Bank’s PFIs delivered $155 million and $85 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $163,000 and $91,000, respectively. No interest in loans was retained by the Bank during the six months ended June 30, 2008 or 2007.

For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s 2007 10-K. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent credit risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various MPF product alternatives. During the three months ended June 30, 2008 and 2007, the Bank paid credit enhancement fees totaling $47,000 and $72,000, respectively. Such fees totaled $93,000 and $148,000 during the six months ended June 30, 2008 and 2007, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended June 30, 2008 and 2007, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $19,000 and $6,000, respectively. During the six months ended June 30, 2008 and 2007, $42,000 and $10,000, respectively, of performance-based credit enhancement fees were forgone and not paid to the Bank’s PFIs.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of July 31, 2008, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded by one or more NRSROs; at that date, all but one of the providers retained investment grade ratings. For those seven providers with an investment grade rating, all were rated single A or better. Fitch and Moody’s had assigned ratings of BB and B1, respectively, to the one mortgage insurance provider rated below investment grade. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans insured by the eight mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of June 30, 2008.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the three months ended June 30, 2008 and 2007, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $197,000 and $107,000, respectively. The principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs during the six months ended June 30, 2008 and 2007 totaled $810,000 and $235,000, respectively.
On April 23, 2008, the FHLBank of Chicago announced that it will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from FHLBank members under the MPF Program. In its announcement, the FHLBank of Chicago indicated that it would acquire loans through July 31, 2008 and, as a result, it would only enter into new delivery commitments under existing master commitments that fund no later than that date. In addition, the FHLBank of Chicago indicated that it will continue to provide programmatic and operational support for loans already purchased through the program. As a result of this action and the Bank’s decision not to acquire any of the mortgage loans that would have been delivered to the FHLBank of Chicago under the terms of its previous arrangement (as more fully described in the Bank’s 2007 10-K), the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs. In addition, after July 31, 2008, the Bank no longer receives participation fees from the FHLBank of Chicago.

Consolidated Obligations and Deposits
As of June 30, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $51.0 billion and $18.7 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $ 51.0 billion and the par value of the Bank’s outstanding discount notes was $18.8 billion. In comparison, at December 31, 2007, the carrying values of consolidated obligation bonds and discount notes totaled $32.9 billion and $24.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $32.7 billion and $24.2 billion, respectively.
The following table presents the composition of the Bank’s outstanding bonds at June 30, 2008 and December 31, 2007.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	June 30, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, non-callable	$29,609	58.1%	$8,578	26.2%
Fixed rate, callable	13,721	26.9	17,704	54.1
Single-index floating rate	7,408	14.5	2,418	7.4
Callable step-up	113	0.2	3,774	11.5
Comparative-index	80	0.2	80	0.2
Callable step-down	35	0.1	150	0.5
Conversion	—	—	20	0.1
Callable step-up/step-down	—	—	15	—

Total par value	$50,966	100.0%	$32,739	100.0%

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
Money market rates declined during the first quarter of 2008, and then leveled off during the second quarter, while two- and three-year interest rates declined during the first quarter of 2008 and then rose during the second quarter. The decreases in market interest rates during the first quarter had, in comparison to earlier periods marked by increasing or relatively constant market interest rates, the general effect of increasing the number of callable swaps being cancelled by the Bank’s swap counterparties. This, in turn, increased the volume of callable bonds that the Bank redeemed prior to maturity. This call activity declined toward the end of the six-month period.
Beginning in mid-2007, developments in the credit markets began to alter the relationships between the cost of consolidated obligation bonds and other instruments. For several years prior to mid-2007, the yields for consolidated obligation bonds had generally been lower than the rates for interest rate swaps having the same maturity and features as the consolidated obligation bonds. During the second half of 2007 and the first half of 2008, this relationship generally widened as consolidated obligation bond yields trended lower relative to interest rate swap rates. Similarly, during this same period, the yield on consolidated obligation discount notes declined relative to LIBOR. These decreases were due primarily to increased demand, as investors shifted their available funds away from asset-backed investments to government-guaranteed and agency debt. These market conditions and the relatively wide spread between LIBOR and other market rates generally resulted in lower costs for the Bank’s consolidated obligations during the first half of 2008. During the second quarter of 2008, the monthly weighted average cost of consolidated obligation bonds that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 25.3 basis points to approximately LIBOR minus 36.4 basis points compared to a range of approximately LIBOR minus 20.9 basis points to approximately LIBOR minus 27.0 basis points during the first quarter of 2008 and a range of approximately LIBOR minus 19.2 basis points to approximately LIBOR minus 20.6 basis points during the second quarter of 2007.
During the six months ended June 30, 2008, the Bank’s consolidated obligations increased by $12.7 billion to support the increase in demand for advances. The Bank’s asset growth during this period was funded in large part by the issuance of short-term bullet or floating rate consolidated bonds, as these funding sources were more attractively priced than long-term bullet and/or callable debt.
In the latter half of July 2008, market unrest significantly increased volatility in GSE debt pricing. During this period, the cost of the FHLBanks’ longer-term debt increased relative to LIBOR as some investors were only willing to purchase GSE debt with very short-term maturities as a result of the uncertainties in the U.S. housing and mortgage markets. Increases in the FHLBanks’ cost of funds, if sustained for an extended period of time, could result in higher costs for advance borrowings. Importantly, the FHLBanks continued to have access to all consolidated bond and discount note funding channels (in auctioned, negotiated and selling group formats) during this particularly stressful period. The enactment of the HER Act on July 30, 2008 which, as described above, includes reform measures relating to the housing GSEs, appears to have alleviated some, but not all, of this market disruption.
Demand and term deposits were $2.5 billion and $3.1 billion at June 30, 2008 and December 31, 2007, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $3.060 billion and $2.394 billion at June 30, 2008 and December 31, 2007, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) increased from $2.101 billion for the year ended December 31, 2007 to $2.659 billion for the six months ended June 30, 2008. The increase in average outstanding capital stock was attributable primarily to capital stock issued to support higher average advances balances.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in these investment requirements during the six months ended June 30, 2008.
The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2008, April 30, 2008 and July 31, 2008, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2007.

REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2008	1,917,546	$191,755	$24,982
April 30, 2008	1,088,892	108,889	2,913
July 31, 2008	2,007,883	200,788	24,988
Mandatorily redeemable capital stock outstanding at June 30, 2008 and December 31, 2007 was $70.7 million and $82.5 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of June 30, 2008 and December 31, 2007.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	June 30, 2008		December 31, 2007
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Capital One, National Association	1	$36,400	1	$60,719
Held by Washington Mutual Bank	1	15,208	1	15,436
Subject to withdrawal notice	4	937	4	920
Held by other non-member borrowers/acquirers	11	18,121	10	5,426

Total	17	$70,666	16	$82,501

As of June 30, 2008, the majority of the Bank’s outstanding mandatorily redeemable capital stock was held by two non-member borrowers, Capital One, National Association and Washington Mutual Bank. For a discussion of the status of Capital One, National Association, see the sub-section above entitled “Advances.” Washington Mutual Bank’s remaining advances, totaling $368 million, matured and were repaid in July 2008. On July 31, 2008, the Bank repurchased the balance of Washington Mutual Bank’s capital stock. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) increased from $2.476 billion at the end of 2007 to $3.131 billion at June 30, 2008 due primarily to capital stock purchases required to support higher outstanding advances balances.
At June 30, 2008 and December 31, 2007, the Bank’s ten largest shareholders held $1.8 billion and $1.4 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 56.7 percent and 57.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of June 30, 2008.

TEN LARGEST SHAREHOLDERS AS OF JUNE 30, 2008
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wachovia Bank, FSB (1)	Houston	TX	$972,088	31.0%
Guaranty Bank	Austin	TX	263,797	8.4
Comerica Bank	Dallas	TX	209,931	6.7
Franklin Bank, SSB	Houston	TX	84,526	2.7
Amegy Bank, N.A	Houston	TX	51,152	1.6
BancorpSouth Bank	Tupelo	MS	48,880	1.6
International Bank of Commerce	Laredo	TX	43,818	1.4
Capital One, National Association (2)	McLean	VA	36,400	1.2
Renasant Bank	Tupelo	MS	34,301	1.1
First National Bank	Edinburg	TX	30,604	1.0

			$1,775,497	56.7%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank
As of June 30, 2008, all of the stock held by Capital One, National Association was classified as mandatorily redeemable capital stock (a liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at June 30, 2008.
At June 30, 2008, the Bank’s excess stock totaled $371.9 million, which represented 0.5 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the six months ended June 30, 2008, the Bank’s retained earnings increased by $26.4 million, from $211.8 million to $238.2 million. During this same period, the Bank paid dividends on capital stock totaling $45.4 million, which represented an annualized dividend rate of 3.84 percent. The Bank’s first and second quarter 2008 dividend rates equated to the average effective federal funds rates for the quarters ended December 31, 2007 and March 31, 2008, respectively. In addition, the Bank paid dividends totaling $1.5 million on capital stock classified as mandatorily redeemable capital stock. These dividends, which were also paid at an annualized rate of 3.84 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2007 through December 31, 2007, was paid on March 31, 2008. The second quarter dividend, applied to average capital stock held during the period from January 1, 2008 through March 31, 2008, was paid on June 30, 2008.
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
Taking into consideration its current earnings expectations, anticipated market conditions and intention to further increase its retained earnings, the Bank currently expects to pay dividends during the remainder of 2008 at the reference average effective federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the average effective federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock, with any fractional shares paid in cash.
Derivatives and Hedging Activities
The Bank uses interest rate swap agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. In addition, the Bank uses interest rate cap agreements to hedge a portion of the potential cap risk embedded in certain of its investment securities. Further, from time-to-time, the Bank may use interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of June 30, 2008 and December 31, 2007, the Bank’s notional balance of interest rate exchange agreements was $75.3 billion and $41.0 billion, respectively, while its total assets were $76.2 billion and $63.5 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk - Counterparty Credit Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of June 30, 2008 and December 31, 2007, and the net fair value changes recorded in earnings for each of those categories during the three and six months ended June 30, 2008 and 2007.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value(7)		Net Change in Fair Value(7)
	Total Notional at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2008	December 31, 2007	2008	2007	2008	2007
	(In millions of dollars)		(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$11,017	$7,161	$—	$—	$—	$—
Long-haul method(2)	729	910	(54)	161	179	167
Economic hedges(3)	37	22	261	—	215	—

Total	11,783	8,093	207	161	394	167

Investments
Long-haul method(2)	265	315	527	355	890	1,347
Economic hedges(4)	7	7	75	(10)	(10)	(30)

Total	272	322	602	345	880	1,317

Consolidated obligation bonds
Short-cut method(1)	255	1,075	—	—	—	—
Long-haul method(2)	38,986	24,819	5,170	(4,229)	6,099	(1,513)
Economic hedges(3)	85	160	(766)	(565)	74	(586)

Total	39,326	26,054	4,404	(4,794)	6,173	(2,099)

Consolidated obligation discount notes
Economic hedges(3)	8,949	—	(8,909)	—	(2,756)	—

Other economic hedges
Interest rate caps(5)	5,000	6,500	8,111	2,191	6,515	794
Basis swaps(6)	10,000	—	3,187	—	3,187	—

Total	15,000	6,500	11,298	2,191	9,702	794

Total derivatives	$75,330	$40,969	$7,602	$(2,097)	$14,393	$179

Total short-cut method	$11,272	$8,236	$—	$—	$—	$—
Total long-haul method	39,980	26,044	5,643	(3,713)	7,168	1
Total economic hedges	24,078	6,689	1,959	1,616	7,225	178

Total derivatives	$75,330	$40,969	$7,602	$(2,097)	$14,393	$179

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting under SFAS 133 or were not designated in a SFAS 133 hedging relationship.

(4)	Interest rate derivatives that are (or were) matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	During the quarter ended June 30, 2008, the Bank entered into $10 billion (notional) of interest rate basis swaps to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $9 billion and $1 billion (notional) of these agreements expire in the second quarter of 2013 and the second quarter of 2014, respectively.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those that related to trading securities during the three and six months ended June 30, 2007), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 90 percent at June 30, 2008. In comparison, this ratio was 95 percent as of December 31, 2007. The reduction in the Bank’s market value to book value of equity ratio was due in large part to declines in the estimated fair value of its mortgage-backed securities designated as held-to-maturity. The unrealized losses on these securities were generally attributable to the recent widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not currently believe that it will realize any losses on these securities. Therefore, the Bank does not believe the reduced ratio of its estimated market value of equity to book value of equity reflects any deterioration in its financial condition or future prospects. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended June 30, 2008 and 2007 was $40.6 million and $28.7 million, respectively. The Bank’s net income for the three months ended June 30, 2008 represented an annualized return on average capital stock (ROCS) of 5.71 percent, which was 362 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 5.91 percent for the three months ended June 30, 2007, which exceeded the average effective federal funds rate for that quarter by 66 basis points. Net income for the six months ended June 30, 2008 and 2007 was $71.8 million and $63.7 million, respectively. The Bank’s net income for the six months ended June 30, 2008 represented an ROCS of 5.43 percent, which was 280 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 6.24 percent for the six months ended June 30, 2007, which was 99 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the increases in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended June 30, 2008 and 2007, the effective rates were 26.6 percent and 26.8 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $14.7 million and $10.5 million, respectively. During the six months ended June 30, 2008 and 2007, the effective rates were 26.6 percent and 26.8 percent, respectively, and the combined AHP and REFCORP assessments were $26.0 million and $23.3 million, respectively.
Income Before Assessments
During the three months ended June 30, 2008 and 2007, the Bank’s income before assessments was $55.3 million and $39.2 million, respectively. The $16.1 million increase in income before assessments from period to period was attributable to a $17.1 million increase in other income, offset by a $0.5 million decrease in net interest income and a $0.5 million increase in other expense. The increase in other income was due primarily to a $12.0 million increase in net gains on derivatives and hedging activities, $2.8 million of gains on the sale of available-for-sale securities during the three months ended June 30, 2008 and a $1.9 million increase in debt extinguishment gains.
The Bank’s income before assessments was $97.9 million and $87.0 million for the six months ended June 30, 2008 and 2007, respectively. This $10.9 million increase in income before assessments from period to period was attributable to a $25.7 million increase in other income, offset by a $9.8 million decrease in net interest income and a $5.0 million increase in other expense. The increase in other income was due primarily to a $14.8 million increase in net gains on derivatives and hedging activities, a $7.4 million increase in debt extinguishment gains and $2.8 million of gains on the sale of available-for-sale securities during 2008.
The components of income before assessments (net interest income, other income (loss) and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2008 and 2007, the Bank’s net interest income was $52.4 million and $52.9 million, respectively. The Bank’s net interest income was $99.8 million and $109.6 million for the six months ended June 30, 2008 and 2007, respectively. These decreases in net interest income were due primarily to lower short-term interest rates (the average effective federal funds rate declined from 5.25 percent for the three months ended June 30, 2007 to 2.09 percent for the three months ended June 30, 2008 and from 5.25 percent for the six months ended June 30, 2007 to 2.63 percent for the six months ended June 30, 2008). The impact of lower short-

term interest rates was partially offset by increases in the average balances of earning assets from $50.5 billion and $52.8 billion for the three and six months ended June 30, 2007 to $73.3 billion and $68.9 billion for the corresponding periods in 2008.
For the three months ended June 30, 2008 and 2007, the Bank’s net interest margin was 28 basis points and 42 basis points, respectively. The Bank’s net interest margin was 29 basis points and 41 basis points for the six months ended June 30, 2008 and 2007, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to lower short-term interest rates in 2008, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 26 basis points and 25 basis points for the three and six months ended June 30, 2007, respectively, to 12 basis points and 15 basis points for the comparable periods in 2008. In addition, the Bank’s net interest spread decreased from 16 basis points for the six months ended June 30, 2007 to 14 basis points during the six months ended June 30, 2008. The Bank’s net interest spread for the first quarter of 2008 (11 basis points) was adversely impacted by a combination of rapidly declining short-term interest rates coupled with the timing of rate resets on the Bank’s floating rate assets and liabilities indexed to one- and three-month LIBOR (including those assets and liabilities swapped to a floating rate). The Bank’s net interest spread was 16 basis points for the three months ended June 30, 2008 and 2007.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2008 and 2007.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits (f)	$132	$1	2.39%	$162	$2	5.85%
Federal funds sold (b)	4,670	25	2.13%	5,424	72	5.30%
Investments
Trading (c)	4	—	—	8	1	8.44%
Available-for-sale (c)(d)	344	2	2.57%	553	7	5.38%
Held-to-maturity	9,473	80	3.39%	7,343	107	5.82%
Advances (c)(e)	58,320	416	2.86%	36,611	484	5.29%
Mortgage loans held for portfolio	360	5	5.59%	423	6	5.54%

Total earning assets	73,303	529	2.89%	50,524	679	5.37%
Cash and due from banks	92			92
Other assets	355			331
Derivatives netting adjustment (f)	(258)			—
Fair value adjustment on available-for-sale securities (d)	(3)			1

Total assets	$73,489	529	2.88%	$50,948	679	5.33%

Liabilities and Capital
Interest-bearing deposits (f)	$3,197	16	1.97%	$2,854	37	5.17%
Consolidated obligations
Bonds (c)	47,502	341	2.88%	37,071	483	5.21%
Discount notes (c)	19,213	120	2.49%	8,059	104	5.18%
Mandatorily redeemable capital stock and other borrowings	83	—	2.13%	100	2	5.27%

Total interest-bearing liabilities	69,995	477	2.73%	48,084	626	5.21%
Other liabilities	657			696
Derivatives netting adjustment (f)	(258)			—

Total liabilities	70,394	477	2.71%	48,780	626	5.13%

Total capital	3,095			2,168

Total liabilities and capital	$73,489		2.60%	$50,948		4.91%

Net interest income		$52			$53

Net interest margin			0.28%			0.42%
Net interest spread			0.16%			0.16%

Impact of non-interest bearing funds			0.12%			0.26%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Includes overnight federal funds sold to other FHLBanks.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on economic hedge derivatives related to advances, trading securities, available-for-sale securities, consolidated obligation bonds and consolidated obligation discount notes that either did not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship was not significant for the three months ended June 30, 2008 and 2007. These amounts are presented below in the section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

(f)	The Bank adopted FSP FIN 39-1 on January 1, 2008. In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of FSP FIN 39-1, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39. The average balances of interest-bearing deposit assets and interest-bearing deposit liabilities for the three months ended June 30, 2008 in the table above include $131 million and $127 million, respectively, which are classified in derivative assets/liabilities on the statement of condition. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the average total asset balance for the three months ended June 30, 2007 does not reflect any adjustments to offset cash collateral against the derivative balances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2008 and 2007.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Six Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits (f)	$141	$2	2.95%	$162	$5	5.87%
Federal funds sold (b)	5,255	72	2.76%	5,823	153	5.30%
Investments
Trading (c)	3	—	—	15	1	7.24%
Available-for-sale (c)(d)	369	6	3.02%	610	15	5.04%
Held-to-maturity	9,058	172	3.79%	7,363	213	5.80%
Advances (c)(e)	53,671	905	3.37%	38,388	1,010	5.26%
Mortgage loans held for portfolio	367	10	5.59%	432	12	5.57%

Total earning assets	68,864	1,167	3.39%	52,793	1,409	5.34%
Cash and due from banks	101			87
Other assets	374			340
Derivatives netting adjustment (f)	(291)			—
Fair value adjustment on available-for-sale securities (d)	(3)			1

Total assets	$69,045	1,167	3.38%	$53,221	1,409	5.30%

Liabilities and Capital
Interest-bearing deposits (f)	$3,331	42	2.54%	$2,724	70	5.18%
Consolidated obligations
Bonds (c)	42,561	731	3.43%	38,707	1,003	5.18%
Discount notes (c)	19,761	293	2.96%	8,662	223	5.16%
Mandatorily redeemable capital stock and other borrowings	78	1	2.62%	124	3	5.25%

Total interest-bearing liabilities	65,731	1,067	3.25%	50,217	1,299	5.18%
Other liabilities	715			728
Derivatives netting adjustment (f)	(291)			—

Total liabilities	66,155	1,067	3.22%	50,945	1,299	5.10%

Total capital	2,890			2,276

Total liabilities and capital	$69,045		3.09%	$53,221		4.89%

Net interest income		$100			$110

Net interest margin			0.29%			0.41%
Net interest spread			0.14%			0.16%

Impact of non-interest bearing funds			0.15%			0.25%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Includes overnight federal funds sold to other FHLBanks.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest expense on economic hedge derivatives related to discount notes was $1.5 million for the six months ended June 30, 2008. The Bank did not have any hedged discount notes during the six months ended June 30, 2007. Net interest income (expense) on economic hedge derivatives related to advances, trading securities, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting was not significant for the six months ended June 30, 2008 and 2007. These amounts are presented below in the section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

(f)	The Bank adopted FSP FIN 39-1 on January 1, 2008. In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of FSP FIN 39-1, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39. The average balances of interest-bearing deposit assets and interest-bearing deposit liabilities for the six months ended June 30, 2008 in the table above include $140 million and $151 million, respectively, which are classified in derivative assets/liabilities on the statement of condition. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the average total asset balance for the six months ended June 30, 2007 does not reflect any adjustments to offset cash collateral against the derivative balances.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2008 and 2007. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Six Months Ended
	June 30, 2008 vs. 2007			June 30, 2008 vs. 2007
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$(1)	$(1)	$(1)	$(2)	$(3)
Federal funds sold	(9)	(38)	(47)	(14)	(67)	(81)
Investments
Trading	(1)	—	(1)	(1)	—	(1)
Available-for-sale	(2)	(3)	(5)	(5)	(4)	(9)
Held-to-maturity	26	(53)	(27)	42	(83)	(41)
Advances	213	(281)	(68)	327	(432)	(105)
Mortgage loans held for portfolio	(1)	—	(1)	(2)	—	(2)

Total interest income	226	(376)	(150)	346	(588)	(242)

Interest expense
Interest-bearing deposits	4	(25)	(21)	13	(41)	(28)
Consolidated obligations
Bonds	112	(254)	(142)	92	(364)	(272)
Discount notes	90	(74)	16	195	(125)	70
Mandatorily redeemable capital stock and other borrowings	(1)	(1)	(2)	(1)	(1)	(2)

Total interest expense	205	(354)	(149)	299	(531)	(232)

Changes in net interest income	$21	$(22)	$(1)	$47	$(57)	$(10)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2008 and 2007.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net losses on unhedged trading securities	$—	$—	$(133)	$—

Net gains (losses) on hedged trading securities	—	8	—	(11)
Losses on economic hedge derivatives related to trading securities	—	(39)	—	(15)

Hedge ineffectiveness on trading securities	—	(31)	—	(26)

Net interest expense associated with economic hedge derivatives related to trading securities	—	(27)	—	(134)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	(42)	(5)	(63)	30
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation bonds	666	(81)	701	(179)
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation discount notes	283	—	(1,487)	—
Net interest income associated with stand-alone economic hedge derivatives (basis swaps)	1,563	—	1,563	—
Net interest expense associated with economic hedge derivatives related to advances	(246)	—	(377)	—

Total net interest income (expense) associated with economic hedge derivatives	2,224	(113)	337	(283)

Gains (losses) related to economic hedge derivatives
Gains related to stand-alone derivatives (basis swaps)	3,187	—	3,187	—
Gains on interest rate caps related to held-to-maturity securities	8,111	2,191	6,515	794
Losses on discount note swaps	(8,909)	—	(2,756)	—
Gains (losses) related to other economic hedge derivatives (advance/AFS(1)/CO(2) bond swaps)	(430)	(544)	279	(590)

Total fair value gains related to economic hedge derivatives	1,959	1,647	7,225	204

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	(54)	161	179	167
Net gains (losses) on debt and associated hedges	5,170	(4,229)	6,099	(1,513)
Net gains on AFS(1) securities and associated hedges	527	355	890	1,347

Total SFAS 133 fair value hedge ineffectiveness	5,643	(3,713)	7,168	1

Gains on early extinguishment of debt	1,910	34	7,566	131
Realized gains on sales of AFS(1) securities	2,794	—	2,794	—
Service fees	1,016	957	1,871	1,790
Other, net	1,468	1,136	2,917	2,275

Total other	7,188	2,127	15,148	4,196

Total other income (loss)	$17,014	$(83)	$29,745	$4,092

(1)	Available-for-sale

(2)	Consolidated obligations

In April 2007, the Bank sold all of its MBS classified as trading securities and terminated the associated interest rate derivatives. Net proceeds from the sale of the securities totaled $16,930,000. The Bank paid $4,270,000 to terminate the corresponding derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.
Prior to April 2007, the Bank used interest rate swaps to hedge the risk of changes in the fair value of most of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net loss of $31,000 and $26,000 for the three and six months ended June 30, 2007, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuated as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps were structured so that their notional balances mirrored the balance of the related trading securities and their pay leg coupons mirrored the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities was $27,000 and $134,000 for the three and six months ended June 30, 2007, respectively. There were no derivatives related to trading securities outstanding during the six months ended June 30, 2008.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of June 30, 2008) entered into 14 interest rate cap agreements having a total notional amount of $5.0 billion. The premiums paid for these caps totaled $32.4 million. During the three months ended June 30, 2008, the Bank purchased six interest rate caps having a total notional amount of $1.5 billion; the premiums paid for these caps totaled $9.3 million. The Bank purchased one interest rate cap having a notional amount of $1.75 billion at a cost of $1.1 million during the three months ended June 30, 2007. No stand-alone caps were purchased during the three months ended March 31, 2008 or 2007. During the three months ended June 30, 2008, the Bank terminated two interest rate caps with notional amounts of $250 million and $1.75 billion. These caps had been purchased in April 2008 and April 2007 at a cost of $0.5 million and $1.147 million, respectively. Proceeds from the terminations totaled $5.1 million. At June 30, 2008, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $13.7 million. The recorded fair value changes in the Bank’s stand-alone caps were gains of $8.1 million and $6.5 million for the three and six months ended June 30, 2008, respectively, compared to gains of $2.2 million and $0.8 million for the corresponding periods in 2007. During the three and six months ended June 30, 2008 and 2007, the gains relating to the Bank’s interest rate caps were attributable primarily to increased volatility and increases in long-term interest rates.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. During the three months ended June 30, 2008, the Bank entered into nine interest rate basis swaps with an aggregate notional amount of $10 billion. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the current relationship between one-month LIBOR and three-month LIBOR, and the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap. The Bank accounts for interest rate basis swaps as stand-alone derivatives. The recorded fair value changes in the Bank’s interest rate basis swaps was a gain of $3.2 million for the three and six months ended June 30, 2008. The Bank was not a party to any interest rate basis swaps during the three months ended March 31, 2008 or the six months ended June 30, 2007.
During the first six months of 2008 and 2007, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended June 30, 2008 and 2007, the Bank repurchased $3.3 billion and $3 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $1,644,000 and $34,000 for the three months ended June 30, 2008 and 2007, respectively. The Bank repurchased $3.6 billion and $27 million of its consolidated obligations during the six months ended June 30, 2008 and 2007, respectively, and the gains on these debt extinguishments totaled $3,020,000 and $131,000, respectively. In addition, during the three months ended March 31, 2008, the Bank transferred consolidated obligations with an aggregate par value of $450 million to two of the other FHLBanks. Additional consolidated obligations with a par value of $15 million were transferred to another FHLBank during the three months ended June 30, 2008. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $266,000 and $4,546,000 during the three and six months ended June 30, 2008, respectively. No consolidated obligations were transferred to other FHLBanks during the six months ended June 30, 2007.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of substantially all of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $5.6 million and ($3.7 million) for the three months ended June 30, 2008 and 2007, respectively, and net gains of $7.2 million and $1,000 for the six months ended June 30, 2008 and 2007, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended June 30, 2008 and 2007, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships was ($0.4 million) and ($0.5 million), respectively. The change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships totaled $0.3 million and ($0.6 million) for the six months ended June 30, 2008 and 2007, respectively. The change in fair value of derivatives associated with discount notes, none of which were in SFAS 133 hedging relationships, was ($8.9 million) and ($2.8 million) for the three and six months ended June 30, 2008, respectively. There were no derivatives associated with discount notes during the six months ended June 30, 2007.
For a discussion of the sales of available-for-sale securities during the second quarter of 2008, see the sub-section above entitled “Investment Securities.”
In the preceding table, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. Letter of credit fees totaled $1.4 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, letter of credit fees totaled $2.8 million and $2.0 million, respectively. At June 30, 2008, outstanding letters of credit totaled $4.5 billion.
Other Expenses
Total other expenses, which include the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Board and the Office of Finance, totaled $14.1 million and $31.7 million for the three and six months ended June 30, 2008, respectively, compared to $13.6 million and $26.7 million for the corresponding periods in 2007.
Compensation and benefits were $8.3 million and $17.1 million for the three and six months ended June 30, 2008, respectively, compared to $7.7 million and $15.2 million for the corresponding periods in 2007. The increases of $0.6 million and $1.9 million, respectively, were due in part to a slight increase in the Bank’s average headcount, higher expenses relating to the Bank’s Special Non-Qualified Deferred Compensation Plan and its participation in the Pentegra Defined Benefit Plan for Financial Institutions, and cost-of-living and merit increases. The Bank’s average headcount increased from 175 and 174 employees during the three and six months ended June 30, 2007, respectively, to 179 and 178 employees during the corresponding periods in 2008. At June 30, 2008, the Bank employed 179 people.

Other operating expenses for the three and six months ended June 30, 2008 were $5.0 million and $12.9 million, respectively, compared to $5.3 million and $9.8 million, respectively, for the corresponding periods in 2007. The increase of $3.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due to the costs associated with the Bank’s potential merger with the FHLBank of Chicago. Since mid-2007, the Bank and the FHLBank of Chicago had been engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination. Previously, the direct costs associated with the potential combination were deferred and included in other assets in the Bank’s statement of condition. As of December 31, 2007, these costs approximated $2.5 million.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board, the Office of Finance and, commencing July 30, 2008, the Finance Agency. The Bank’s share of these expenses totaled $860,000 and $1,713,000 for the three and six months ended June 30, 2008, respectively, compared to $687,000 and $1,691,000 for the corresponding periods in 2007.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. Historically, the AHP has provided grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended June 30, 2008 and 2007, the Bank’s AHP assessments totaled $4.5 million and $3.3 million, respectively. The Bank’s AHP assessments totaled $8.1 million and $7.4 million for the six months ended June 30, 2008 and 2007, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended June 30, 2008 and 2007, the Bank charged $10.1 million and $7.2 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $18.0 million and $15.9 million for the six months ended June 30, 2008 and 2007, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2007 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2008. The discussion below expands the disclosure in the Bank’s 2007 10-K to reflect the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).
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

Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets and liabilities. The fair values of the Bank’s trading securities are determined using Level 1 inputs. The Bank has no other assets or liabilities carried at fair value that are measured using Level 1 inputs.
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs are used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale, which include U.S. agency debt securities, U.S. agency mortgage-backed securities and non-agency commercial mortgage-backed securities.
Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets or liabilities that are carried at fair value are measured using Level 3 inputs.
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
Regulatory Developments
On July 1, 2008, the Finance Board issued Advisory Bulletin 2008-AB-02: “Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans to Specific FHLBank Assets” (AB 2008-02), which supplements an earlier Finance Board directive (Advisory Bulletin 2007-AB-01: “Nontraditional and Subprime

Residential Mortgage Loans") by providing written guidance regarding mortgages purchased under the AMA programs, investments in private-label MBS and collateral securing advances. AB 2008-02 relies in part on the standards imposed by the Federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006 and the Statement on Subprime Mortgage Lending dated July 10, 2007 (collectively, the “Interagency Guidance”). Effective upon issuance, AB 2008-02 requires the following: (i) mortgage loan commitments entered into by the FHLBanks under the AMA programs must comply with all aspects of the Interagency Guidance, (ii) purchases of private-label MBS by the FHLBanks must be limited to securities in which the underlying mortgage loans comply with all aspects of the Interagency Guidance, and (iii) mortgages that were originated or acquired by a member after July 10, 2007 may be included in calculating the amount of advances that can be made to that member only if those mortgages comply with all aspects of the Interagency Guidance; similarly, private-label MBS that were issued after July 10, 2007 may be included in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance. The guidance relating to asset purchases is not expected to have an impact on the Bank in the foreseeable future as it has no current intentions to purchase mortgage loans or private-label MBS. The Bank is currently evaluating its credit extension and collateral policies to determine what, if any, changes need to be made to ensure it is in compliance with this guidance, including whether compliance with this guidance may require some members either to reduce their borrowings or to provide substitute collateral for collateral that does not comply with this guidance.
Recently enacted legislation requires the Finance Agency, as successor to the Finance Board, to promulgate a number of new regulations that will affect the FHLBanks. For additional discussion, see the section entitled “Legislative Developments” beginning on page 25 of this report.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investment alternatives relative to the Bank’s funding costs vary. Overnight federal funds typically comprise the majority of the portfolio. At June 30, 2008, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties and 30-day commercial paper, totaled $5.6 billion.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During both the three and six months ended June 30, 2008, the Bank assumed consolidated obligation bonds from the FHLBank of Seattle with a par value of $135.9 million. During the three and six months ended June 30, 2007, the Bank assumed consolidated obligation bonds from the FHLBank of New York with par values of $40 million and $323 million, respectively.
The Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments). Furthermore, the Bank has access to borrowings from the other FHLBanks.
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet its obligations due on any given day plus the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2008, the Bank’s estimated operational liquidity requirement was $6.9 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $6.7 billion.

The Bank’s liquidity policy further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2008, the Bank’s estimated contingent liquidity requirement was $8.7 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $4.9 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2007 is provided in the Bank’s 2007 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2008.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under applicable rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition — Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2007 10-K. At June 30, 2008, the Bank’s total risk-based capital requirement was $563 million, comprised of credit risk, market risk and operations risk capital requirements of $178 million, $255 million and $130 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by applicable rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at June 30, 2008 or December 31, 2007. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2008, the Bank was in compliance with these requirements. The following table summarizes the Bank’s compliance with its regulatory capital requirements as of June 30, 2008 and December 31, 2007.

REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	June 30, 2008		December 31, 2007
	Required	Actual	Required		Actual
Risk-based capital	$563	$3,369	$438		$2,688

Total capital	$3,049	$3,369	$2,538	(1)	$2,688
Total capital-to-assets ratio	4.00%	4.42%	4.00%		4.24	%(1)

Leverage capital	$3,811	$5,053	$3,173	(1)	$4,032
Leverage capital-to-assets ratio	5.00%	6.63%	5.00%		6.35	%(1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as discussed in “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the applicable capital rules. At all times during the six months ended June 30, 2008, the Bank’s total capital, as defined by applicable regulations, exceeded the Bank’s minimum capital-to-assets target ratio.
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
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under generally accepted accounting principles. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using either a pricing model or dealer estimates. For those instruments for which a pricing model is used, the calculations are based upon market conditions at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2007 through June 2008. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (1)		Up 100 Basis Points(1)		Down 100 Basis Points (1)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)
December 2007	2.556	2.396	-6.27%	2.625	2.67%	2.492	-2.51%	2.604	1.87%

January 2008	2.429	2.224	-8.47%	2.508	3.23%	2.340	-3.67%	2.494	2.65%
February 2008	2.518	2.308	-8.31%	2.593	2.98%	2.425	-3.70%	2.587	2.76%
March 2008	2.597	2.311	-11.02%	2.793	7.53%	2.462	-5.23%	2.721	4.76%

April 2008	2.658	2.346	-11.74%	2.880	8.35%	2.508	-5.64%	2.785	4.78%
May 2008	2.981	2.628	-11.84%	3.261	9.39%	2.810	-5.74%	3.135	5.17%
June 2008	3.021	2.700	-10.63%	3.229	6.89%	2.873	-4.90%	3.145	4.10%

(1)	In the up and down 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.

(2)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the Bank’s estimated market value of equity was more sensitive to changes in interest rates at June 30, 2008 than at December 31, 2007. This increased sensitivity, which is also reflected by an increase in the Bank’s estimated duration of equity over the same period as shown in the table below, is primarily attributable to the increased sensitivity of the estimated value of the Bank’s MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a fixed spread to 1-month LIBOR, the market value of these securities has become more sensitive to changes in interest rates due to the combination of recent increases in spreads, decreases in the absolute level of short-term interest rates, and increases in the sensitivity of estimated prepayments and the embedded coupon caps to changes in interest rates.
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
The significance of an entity’s duration of equity is that it can be used to describe the sensitivity of the entity’s market value of equity to movements in interest rates. A duration of equity equal to zero would mean, within a narrow range of interest rate movements, that the Bank had neutralized the impact of changes in interest rates on the market value of its equity.
A positive duration of equity would mean, within a narrow range of interest rate movements that for each one year of duration the estimated market value of the Bank’s equity would be expected to decline by about 0.01 percent for every positive 0.01 percent change in the level of interest rates. A positive duration generally indicates that the value of the Bank’s assets is more sensitive to changes in interest rates than the value of its liabilities (i.e., that the duration of its assets is greater than the duration of its liabilities).
Conversely, a negative duration of equity would mean, within a narrow range of interest rate movements that for each one year of negative duration the estimated market value of the Bank’s equity would be expected to increase by about 0.01 percent for every positive 0.01 percent change in the level of interest rates. A negative duration generally indicates that the value of the Bank’s liabilities is more sensitive to changes in interest rates than the value of its assets (i.e., that the duration of its liabilities is greater than the duration of its assets).

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2007 through June 2008.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2007	0.37	(0.30)	0.07	2.18	3.39	4.40	1.16	0.27

January 2008	0.44	(0.32)	0.12	3.21	4.38	5.74	1.79	1.88
February 2008	0.43	(0.31)	0.12	3.35	4.31	5.45	1.65	1.59
March 2008	0.46	(0.28)	0.18	5.20	6.09	7.05	3.88	(0.86)

April 2008	0.46	(0.27)	0.19	5.29	6.25	7.06	4.03	4.32
May 2008	0.47	(0.26)	0.21	5.49	6.30	7.05	4.52	3.15
June 2008	0.47	(0.31)	0.16	4.50	5.61	6.81	3.40	1.64

In the up and down 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.
As shown above, the Bank’s duration of equity lengthened from 2.18 years at December 31, 2007 to 4.50 years at June 30, 2008, indicating that the Bank’s market value of equity is more sensitive to changes in interest rates at June 30, 2008. As discussed above, this lengthening is primarily attributable to the increased sensitivity of the Bank’s MBS portfolio to changes in interest rates.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2008 and December 31, 2007.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Cash
Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
June 30, 2008
Aaa	3	$19,610.6	$10.8	$—	$10.8	$—
Aa(4)	12	42,779.6	108.7	39.0	68.4	1.3
A	2	12,804.3	42.6	37.5	5.1	—
Baa(5)	1	135.6	—	—	—	—
Excess collateral(6)	—	—	—	1.5	—	—

Total	18	$75,330.1	$162.1	$78.0	$84.3	$1.3

December 31, 2007
Aaa	5	$13,366.3	$17.9	$10.5	$7.4	$—
Aa(4)	10	17,362.3	68.4	45.8	22.6	—
A	3	10,240.0	47.3	47.0	0.3	—
Excess collateral(6)	—	—	—	1.0	—	—

Total	18	$40,968.6	$133.6	$104.3	$30.3	$—

(1)	Credit ratings shown in the table are provided by Moody’s and are as of June 30, 2008 and December 31, 2007, respectively. As of July 2, 2008, Moody’s assigned a long-term credit rating of Aa2 to the Bank’s counterparty that was rated Baa as of June 30, 2008.

(2)	Includes amounts that had not settled as of June 30, 2008 and December 31, 2007.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on June 30, 2008 and December 31, 2007 credit exposures. Cash collateral totaling $84.3 million and $29.9 million was delivered under these agreements in early July 2008 and early January 2008, respectively.

(4)	The figures for Aa-rated counterparties as of June 30, 2008 and December 31, 2007 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $0.9 billion and $1.7 billion as of June 30, 2008 and December 31, 2007, respectively, and did not represent a credit exposure to the Bank at either of those dates. In addition, the figures for Aa-rated counterparties as of June 30, 2008 and December 31, 2007 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty as of June 30, 2008 and December 31, 2007 had an aggregate notional principal of $0.1 billion and $0.2 billion, respectively. These transactions represented a credit exposure of $2.5 million and $2.0 million to the Bank as of June 30, 2008 and December 31, 2007, respectively.

(5)	The Baa-rated counterparty’s obligations to the Bank are fully guaranteed by another counterparty; the guarantor was rated Aa2 by Moody’s as of June 30, 2008. Transactions with the Baa-rated counterparty represented a de minimis credit exposure to the Bank as of June 30, 2008.

(6)	Excess collateral represents cash collateral held by the Bank in excess of the Bank’s exposure to certain counterparties as of June 30, 2008 and December 31, 2007.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following is intended to update the risk factors included in our 2007 10-K filed with the Securities and Exchange Commission on March 28, 2008. Other than as described below, there are no other significant changes from the risk factors previously disclosed in our 2007 10-K.
Changes in the regulatory environment could negatively impact our operations and financial results and condition.
Disclosure Provided in Our 2007 10-K
The United States Congress and/or the Finance Board may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. As discussed in Item 1 — Business, for instance, legislation related to restructuring the regulatory oversight of the housing GSEs (including the FHLBanks) is currently under consideration in Congress. The nature and results of any changes that might be enacted are extremely difficult to predict.
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
Update to Disclosure in Our 2007 10-K
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008. This legislation established the Federal Housing Finance Agency, a new independent agency in the executive branch of the United States Government with responsibility for regulating us. In addition, the legislation made a number of other changes that will affect our activities. Immediately upon enactment of the legislation, all regulations, orders, directives and determinations issued by the Finance Board transferred to the Federal Housing Finance Agency and remain in force unless modified, terminated or set aside by the new regulatory agency. The legislation calls for the Federal Housing Finance Agency to issue a number of regulations, orders and reports. As a result, the full effect of this legislation on our activities will become known only after those regulations, orders and reports are issued. For a more complete discussion of this legislation and its impact on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative Developments” beginning on page 25 of this report.
ITEM 6. EXHIBITS
4.1	Capital Plan for the Federal Home Loan Bank of Dallas, as amended and revised on May 28, 2008 and approved by the Federal Housing Finance Board on June 11, 2008 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated June 11, 2008 and filed with the Commission on June 17, 2008, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas

August 13, 2008	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.
4.1	Capital Plan for the Federal Home Loan Bank of Dallas, as amended and revised on May 28, 2008 and approved by the Federal Housing Finance Board on June 11, 2008 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated June 11, 2008 and filed with the Commission on June 17, 2008, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.