Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Dallas
filed 2008-11-14
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
At October 31, 2008, the registrant had outstanding 32,254,478 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$10,806	$74,699
Interest-bearing deposits (Note 8)	259	974
Federal funds sold	5,970,000	7,100,000
Trading securities (Note 11)	3,619	2,924
Available-for-sale securities (Notes 3, 11 and 14)	363,780	362,090
Held-to-maturity securities (a) (Notes 4 and 13)	10,793,629	8,534,667
Advances (Notes 5 and 12)	68,001,686	46,298,158
Mortgage loans held for portfolio, net of allowance for credit losses of $263 at both September 30, 2008 and December 31, 2007	338,416	381,468
Loan to other FHLBank (Note 14)	—	400,000
Accrued interest receivable	161,212	188,835
Premises and equipment, net	20,695	22,341
Derivative assets (Notes 8 and 11)	50,136	65,963
Other assets	15,374	26,137

TOTAL ASSETS	$85,729,612	$63,458,256

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$3,638,259	$3,087,748
Non-interest bearing	75	75

Total deposits	3,638,334	3,087,823

Consolidated obligations, net (Note 6)
Discount notes	23,084,363	24,119,433
Bonds	54,709,921	32,855,379

Total consolidated obligations, net	77,794,284	56,974,812

Mandatorily redeemable capital stock	35,769	82,501
Accrued interest payable	443,418	341,326
Affordable Housing Program (Note 7)	53,804	47,440
Payable to REFCORP	18,682	8,301
Derivative liabilities (Notes 8 and 11)	18,011	23,239
Other liabilities	77,034	287,642

Total liabilities	82,079,336	60,853,084

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) issued and outstanding shares:
33,550,539 and 23,939,801 shares at September 30, 2008 and December 31, 2007, respectively	3,355,054	2,393,980
Retained earnings	298,407	211,762
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(3,549)	(962)
Postretirement benefits	364	392

Total accumulated other comprehensive income (loss)	(3,185)	(570)

Total capital	3,650,276	2,605,172

TOTAL LIABILITIES AND CAPITAL	$85,729,612	$63,458,256

(a)	Fair values: $10,307,204 and $8,489,962 at September 30, 2008 and December 31, 2007, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Advances	$434,097	$527,533	$1,337,540	$1,536,135
Prepayment fees on advances, net	544	356	1,839	1,912
Interest-bearing deposits	418	1,992	2,267	6,259
Federal funds sold	17,695	66,226	89,802	219,310
Trading securities	—	—	—	551
Available-for-sale securities	2,754	6,333	8,323	21,695
Held-to-maturity securities	87,386	113,349	258,995	326,939
Mortgage loans held for portfolio	4,833	5,602	15,105	17,628
Other	67	201	288	638

Total interest income	547,794	721,592	1,714,159	2,131,067

INTEREST EXPENSE
Consolidated obligations
Bonds	367,299	501,824	1,098,031	1,505,090
Discount notes	104,829	125,898	397,635	349,397
Deposits	13,301	38,448	55,292	108,345
Mandatorily redeemable capital stock	219	1,209	1,121	4,398
Other borrowings	40	120	148	168

Total interest expense	485,688	667,499	1,552,227	1,967,398

NET INTEREST INCOME	62,106	54,093	161,932	163,669

OTHER INCOME (LOSS)
Service fees	933	975	2,804	2,765
Net gain (loss) on trading securities	(157)	38	(290)	27
Realized gains on sales of available-for-sale securities	—	—	2,794	—
Impairment loss on available-for-sale security	(2,476)	—	(2,476)	—
Net gains on derivatives and hedging activities	56,314	857	71,044	764
Gains on early extinguishment of debt	—	1,123	7,566	1,254
Other, net	576	1,078	3,493	3,353

Total other income	55,190	4,071	84,935	8,163

OTHER EXPENSE
Compensation and benefits	8,146	7,437	25,277	22,619
Other operating expenses	6,081	5,085	18,941	14,881
Finance Agency/Board	432	492	1,297	1,477
Office of Finance	434	334	1,282	1,040

Total other expense	15,093	13,348	46,797	40,017

INCOME BEFORE ASSESSMENTS	102,203	44,816	200,070	131,815

Affordable Housing Program	8,366	3,782	16,447	11,209
REFCORP	18,767	8,207	36,724	24,121

Total assessments	27,133	11,989	53,171	35,330

NET INCOME	$75,070	$32,827	$146,899	$96,485

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2008	23,940	$2,393,980	$211,762	$(570)	$2,605,172

Proceeds from sale of capital stock	16,108	1,610,760	—	—	1,610,760
Repurchase/redemption of capital stock	(6,942)	(694,179)	—	—	(694,179)
Shares reclassified to mandatorily redeemable capital stock	(154)	(15,401)	—	—	(15,401)
Comprehensive income
Net income	—	—	146,899	—	146,899
Other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	—	—	—	(2,269)	(2,269)
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	—	(2,794)	(2,794)
Reclassification adjustment for impairment loss on available-for-sale security included in net income	—	—	—	2,476	2,476
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(25)	(25)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(3)	(3)

Total comprehensive income (a)	—	—	—	—	144,284

Dividends on capital stock (at 3.25 percent annualized rate)
Cash	—	—	(136)	—	(136)
Mandatorily redeemable capital stock	—	—	(224)	—	(224)
Stock	599	59,894	(59,894)	—	—

BALANCE, SEPTEMBER 30, 2008	33,551	$3,355,054	$298,407	$(3,185)	$3,650,276

BALANCE, JANUARY 1, 2007	22,481	$2,248,147	$190,625	$748	$2,439,520

Proceeds from sale of capital stock	7,139	713,899	—	—	713,899
Repurchase/redemption of capital stock	(7,253)	(725,349)	—	—	(725,349)
Shares reclassified to mandatorily redeemable capital stock, net	(677)	(67,663)	—	—	(67,663)
Comprehensive income
Net income	—	—	96,485	—	96,485
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	227	227
Postretirement benefit plan
Amortization of prior service benefit included in net periodic benefit cost	—	—	—	(25)	(25)
Amortization of net actuarial benefit included in net periodic benefit cost	—	—	—	(3)	(3)

Total comprehensive income (a)	—	—	—	—	96,684

Dividends on capital stock (at 5.25 percent annualized rate)
Cash	—	—	(137)	—	(137)
Mandatorily redeemable capital stock	—	—	(1,213)	—	(1,213)
Stock	816	81,609	(81,609)	—	—

BALANCE, SEPTEMBER 30, 2007	22,506	$2,250,643	$204,151	$947	$2,455,741

(a)	For the three months ended September 30, 2008 and 2007, total comprehensive income of $73,218 and $32,033, respectively, includes net income of $75,070 and $32,827, respectively, net unrealized losses on available-for-sale securities of $4,319 and $785, respectively, reclassification adjustments for impairment loss on available-for-sale security included in net income of $2,476 and $0, respectively, amortization of prior service benefit included in net periodic benefit cost of ($8) and ($8), respectively, and amortization of net actuarial benefit included in net periodic benefit cost of ($1) and ($1), respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$146,899	$96,485
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(45,779)	(19,865)
Concessions on consolidated obligation bonds	12,073	7,699
Premises, equipment and computer software costs	3,188	3,747
Non-cash interest on mandatorily redeemable capital stock	1,829	5,420
Realized gains on sales of available-for-sale securities	(2,794)	—
Impairment loss on available-for-sale security	2,476	—
Gains on early extinguishment of debt	(7,566)	(1,254)
Net increase in trading securities	(695)	(584)
Gain due to change in net fair value adjustment on derivative and hedging activities	(160,095)	(31,378)
Decrease (increase) in accrued interest receivable	27,707	(104)
Decrease in other assets	4,271	883
Increase in Affordable Housing Program (AHP) liability	6,364	3,594
Increase in accrued interest payable	102,030	36,610
Increase in payable to REFCORP	10,381	211
Increase in other liabilities	892	4,571

Total adjustments	(45,718)	9,550

Net cash provided by operating activities	101,181	106,035

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(15,479)	69,082
Net decrease (increase) in federal funds sold	1,130,000	(5,000)
Net decrease in loans to other FHLBanks	400,000	—
Net decrease (increase) in short-term held-to-maturity securities	991,508	(1,021,148)
Proceeds from maturities of long-term held-to-maturity securities	1,218,133	981,589
Purchases of long-term held-to-maturity securities	(4,689,388)	(512,237)
Proceeds from maturities of available-for-sale securities	87,650	266,146
Proceeds from sales of available-for-sale securities	257,646	—
Purchases of available-for-sale securities	(350,466)	—
Proceeds from maturities of trading securities held for investment purposes	—	5,263
Proceeds from sales of trading securities held for investment purposes	—	16,930
Principal collected on advances	642,139,612	361,072,293
Advances made	(663,850,843)	(364,132,068)
Principal collected on mortgage loans held for portfolio	42,772	54,686
Purchases of premises, equipment and computer software	(1,652)	(1,748)

Net cash used in investing activities	(22,640,507)	(3,206,212)

FINANCING ACTIVITIES
Net increase in deposits and pass-through reserves	616,639	349,696
Net proceeds from derivative contracts with financing elements	9,820	—
Net proceeds from issuance of consolidated obligations
Discount notes	567,983,315	706,642,005
Bonds	47,481,552	14,094,679
Debt issuance costs	(5,629)	(6,301)
Proceeds from assumption of debt from other FHLBanks	139,354	325,837
Payments for maturing and retiring consolidated obligations
Discount notes	(568,995,322)	(698,439,006)
Bonds	(25,119,401)	(19,252,172)
Payments to other FHLBanks for assumption of debt	(487,154)	(461,753)
Proceeds from issuance of capital stock	1,610,760	713,899
Payments for redemption of mandatorily redeemable capital stock	(64,186)	(149,930)
Payments for repurchase/redemption of capital stock	(694,179)	(725,349)
Cash dividends paid	(136)	(137)

Net cash provided by financing activities	22,475,433	3,091,468

Net decrease in cash and cash equivalents	(63,893)	(8,709)
Cash and cash equivalents at beginning of the period	74,699	96,360

Cash and cash equivalents at end of the period	$10,806	$87,651

Supplemental Disclosures:
Interest paid	$1,533,182	$1,967,787

AHP payments, net	$10,083	$7,615

REFCORP payments	$26,343	$23,910

Stock dividends issued	$59,894	$81,609

Dividends paid through issuance of mandatorily redeemable capital stock	$224	$1,213

Capital stock reclassified to mandatorily redeemable capital stock	$15,401	$67,663

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
     The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The Office of Finance manages the sale and servicing of the FHLBanks’ consolidated obligations. Effective July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) had responsibility for the supervision and regulation of the FHLBanks and the Office of Finance.
     On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. During the three months ended March 31, 2008, the Bank expensed $3,105,000 of direct costs associated with the potential combination. These costs are included in other operating expenses in the Bank’s statement of income for the nine months ended September 30, 2008.
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
     SFAS 159 also amended SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”), and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to specify that cash flows from trading securities should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 115 required that all cash flows from trading securities be classified as cash flows from operating activities. As a result, beginning January 1, 2008, the Bank classifies purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading/operating purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the Bank’s statement of cash flows as operating activities. The Bank has retrospectively adjusted the statement of cash flows for the nine months ended September 30, 2007 to classify activities related to trading securities held for investment purposes as cash flows from investing activities. This adjustment resulted in a decrease in net cash used in investing activities of $22,193,000, from $3,228,405,000 to $3,206,212,000, and a corresponding decrease in net cash provided by operating activities, from $128,228,000 to $106,035,000, for the nine months ended September 30, 2007.
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

     Statement 133 Implementation Issue No. 23 (“Issue E23”). In January 2008, the Financial Accounting Standards Board (“FASB”) issued Issue E23, “Issues Involving Application of the Shortcut Method under Paragraph 68,” which is effective for hedging relationships designated on or after January 1, 2008. Issue E23 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”), to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a non-zero fair value at the inception of the hedging relationship that is attributable solely to differing prices within the bid-ask spread between the entry transaction and a hypothetical exit transaction, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship were required to be dedesignated prospectively. A hedging relationship that did not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship met the applicable requirements of SFAS 133. The Bank did not have any preexisting hedging relationships utilizing the shortcut method which required dedesignation upon the adoption of Issue E23. Further, the adoption of Issue E23 has not had any effect on the Bank’s results of operations or financial condition and is not expected to have any effect on the Bank’s future results of operations or financial condition.
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
     FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”) to require additional disclosures about credit derivatives and guarantees, respectively, and to clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require an entity to disclose information sufficient to enable users of its financial statements to assess the potential effect of credit derivatives on its financial position, financial performance and cash flows, including their nature, maximum potential payment, fair value, and the nature of any recourse provisions. Further, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require disclosure about the current status of the payment/performance risk of guarantees that are subject to its disclosure requirements. FSP FAS 133-1 and FIN 45-4 is effective for periods (annual and interim) ending after November 15, 2008. The Bank does not enter into credit derivatives and therefore the amendment to SFAS 133 will have no impact on the Bank’s disclosures. The Bank is contingently liable on two forms of guarantees: (1) its joint and several liability for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks and (2) standby letters of credit issued or confirmed on behalf of members. These guarantees are discussed in Note 6 — Consolidated Obligations and Note 12 — Commitments and Contingencies. For these guarantees, the Bank intends to provide any additional disclosures required by FSP FAS 133-1 and FIN 45-4 in its financial reports for periods ending on and after December 31, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 will not have any impact on the Bank’s results of operations or financial condition.
     FSP FAS 157-3. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date. As discussed in SFAS 157, in situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date.

•	In determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.

•	Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. When weighing the available evidence, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered.
     FSP FAS 157-3 was effective upon issuance, and is to be applied in prior periods for which financial statements have not been issued. While revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate in accordance with the provisions of SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” the related disclosures for a change in accounting estimate are not required for such revisions. The adoption of FSP FAS 157-3 did not have a material impact on the Bank’s results of operations or financial condition.
Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of September 30, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. agency debentures
Government-sponsored enterprises	$57,526	$—	$—	$57,526
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,053	105	—	35,158
FHLBank of San Francisco (primary obligor)	6,676	52	—	6,728

	99,255	157	—	99,412

Mortgage-backed securities
Government-sponsored enterprises	216,666	—	3,051	213,615
Non-agency commercial mortgage-backed security	51,408	—	655	50,753

	268,074	—	3,706	264,368

Total	$367,329	$157	$3,706	$363,780

Available-for-sale securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. agency debentures
Government-sponsored enterprises	$57,057	$—	$127	$56,930
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,406	17	—	35,423
FHLBank of San Francisco (primary obligor)	6,455	311	—	6,766

	98,918	328	127	99,119

Mortgage-backed securities
Government-sponsored enterprises	169,611	561	992	169,180
Non-agency commercial mortgage-backed securities	94,523	—	732	93,791

	264,134	561	1,724	262,971

Total	$363,052	$889	$1,851	$362,090

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
     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Mortgage-backed securities
Government-sponsored enterprises	1	$88,438	$2,389	4	$125,177	$662	5	$213,615	$3,051
Other	—	—	—	1	50,753	655	1	50,753	655

Total temporarily impaired	1	$88,438	$2,389	5	$175,930	$1,317	6	$264,368	$3,706

     As of September 30, 2008, the unrealized losses on the Bank’s available-for-sale securities totaled $3,706,000, which represented approximately 1.4 percent of the amortized cost of the securities in a loss position at that date. These unrealized losses were due in large part to the widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the fact that all of the Bank’s holdings of mortgage-backed securities classified as available-for-sale retain the highest investment grade credit rating from one or more nationally recognized statistical rating organizations, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its one non-agency commercial mortgage-backed security, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these mortgage-backed securities through to recovery of the unrealized losses, it does not consider any of the investments to be other-than-temporarily impaired at September 30, 2008.
     On October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. Proceeds from the sale totaled $56,541,000, resulting in a realized loss at the time of sale of $1,237,000. At September 30, 2008, the amortized cost of this asset (determined by the specific identification method) exceeded its estimated fair value at that date by $2,476,000. Because the Bank did not have the intent as of September 30, 2008 to hold this available-for-sale security through to recovery of the unrealized loss, an other-than-temporary impairment was recognized in the third quarter of 2008 to write the security down to its estimated fair value of $57,526,000 as of September 30, 2008. This impairment charge is reported in “impairment loss on available-for-sale security” in the Bank’s statements of income for the three and nine months ended September 30, 2008.
     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2008 and December 31, 2007 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Maturity	Cost	Value	Cost	Value
Due in one year or less	$41,729	$41,886	$41,861	$42,189
Due after ten years	57,526	57,526	57,057	56,930

	99,255	99,412	98,918	99,119
Mortgage-backed securities	268,074	264,368	264,134	262,971

Total	$367,329	$363,780	$363,052	$362,090

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $4,280,000 and $43,000 at September 30, 2008 and December 31, 2007, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$92,579	$92,463
Variable-rate	6,676	6,455

	99,255	98,918

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	177,247	255,475
Variable-rate collateralized mortgage obligation	90,827	—
Fixed-rate collateralized mortgage obligations	—	8,659

	268,074	264,134

Total	$367,329	$363,052

     The Bank’s variable-rate collateralized mortgage obligation classified as available-for-sale has a coupon rate that is subject to an interest rate cap. Since the security was acquired in June 2008, this cap has not been reached.
     Gains on Sale. In April 2008, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $254,852,000. Proceeds from the sales totaled $257,646,000, resulting in gross realized gains of $2,794,000. These securities had been acquired in the first quarter of 2008. There were no other sales of available-for-sale securities during the nine months ended September 30, 2008 or 2007.

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$67,300	$438	$425	$67,313
State or local housing agency obligations	3,785	—	153	3,632

	71,085	438	578	70,945

Mortgage-backed securities
U.S. government guaranteed obligations	29,787	—	338	29,449
Government-sponsored enterprises	9,562,041	4,543	320,575	9,246,009
Non-agency residential mortgage-backed securities	699,294	—	171,032	528,262
Non-agency commercial mortgage-backed securities	431,422	1,513	396	432,539

	10,722,544	6,056	492,341	10,236,259

Total	$10,793,629	$6,494	$492,919	$10,307,204

     Held-to-maturity securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$993,629	$—	$164	$993,465
U.S. government guaranteed obligations	75,342	173	411	75,104
State or local housing agency obligations	4,810	2	—	4,812

	1,073,781	175	575	1,073,381

Mortgage-backed securities
U.S. government guaranteed obligations	34,066	133	6	34,193
Government-sponsored enterprises	5,910,467	3,243	32,507	5,881,203
Non-agency residential mortgage-backed securities	821,493	—	25,603	795,890
Non-agency commercial mortgage-backed securities	694,860	10,435	—	705,295

	7,460,886	13,811	58,116	7,416,581

Total	$8,534,667	$13,986	$58,691	$8,489,962

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
U.S. government guaranteed obligations	4	$36,489	$425	—	$—	$—	4	$36,489	$425
State or local housing agency obligations	1	3,632	153	—	—	—	1	3,632	153

	5	40,121	578	—	—	—	5	40,121	578

Mortgage-backed securities
U.S. government guaranteed obligations	10	29,153	325	1	296	13	11	29,449	338
Government-sponsored enterprises	158	5,748,677	172,666	88	3,115,515	147,909	246	8,864,192	320,575
Non-agency residential mortgage-backed securities	1	4,788	1,857	41	523,474	169,175	42	528,262	171,032
Non-agency commercial mortgage-backed securities	7	180,146	396	—	—	—	7	180,146	396

	176	5,962,764	175,244	130	3,639,285	317,097	306	9,602,049	492,341

Total temporarily impaired	181	$6,002,885	$175,822	130	$3,639,285	$317,097	311	$9,642,170	$492,919

     As of September 30, 2008, the unrealized losses on the Bank’s held-to-maturity securities totaled $492,919,000, which represented approximately 4.9 percent of the amortized cost of the securities in a loss position at that date. These unrealized losses were generally attributable to the widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debt obligations held by the Bank, the fact that all of the Bank’s held-to-maturity securities retain the highest investment grade credit rating from one or more of the nationally recognized statistical rating organizations, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its non-agency residential and commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities (as further discussed below), the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities.
     The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on loans underlying residential mortgage-backed securities, poses elevated risks to the Bank in regard to the ultimate collection of principal and interest due on its non-agency residential mortgage-backed securities. During the nine months ended September 30, 2008, the gross unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities increased from $25,603,000 (3.1 percent of amortized cost as of December 31, 2007) to $171,032,000 (24.5 percent of amortized cost as of September 30, 2008). The Bank believes that these unrealized losses were principally the result of diminished liquidity and larger risk premiums in the non-agency mortgage market. Since the ultimate receipt of contractual payments on the Bank’s non-agency residential mortgage-backed securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. None of the Bank’s investments in non-agency residential mortgage-backed securities are insured by third party bond insurers. The Bank’s review of its non-agency residential mortgage-backed securities as of September 30, 2008 included cash flow analyses based on various combinations of default, loss severity and prepayment assumptions for the underlying loans. While this analysis indicates it is possible that under certain conditions, the severity of losses could exceed the Bank’s credit enhancement levels and a resulting principal and/or interest loss could occur, the Bank does not currently believe that those conditions are probable.
     Because the Bank does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities, and because it has the ability and intent to hold all of its held-to-maturity securities to maturity, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2008.

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2008 and December 31, 2007 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$996,044	$995,874
Due after one year through five years	6,130	6,239	1,112	1,120
Due after five years through ten years	35,832	36,097	26,504	26,600
Due after ten years	29,123	28,609	50,121	49,787

	71,085	70,945	1,073,781	1,073,381
Mortgage-backed securities	10,722,544	10,236,259	7,460,886	7,416,581

Total	$10,793,629	$10,307,204	$8,534,667	$8,489,962

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $85,145,000 and $5,404,000 at September 30, 2008 and December 31, 2007, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$—	$993,629
Variable-rate	71,085	80,152

	71,085	1,073,781

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	1,336	1,769
Collateralized mortgage obligations
Fixed-rate	434,058	698,027
Variable-rate	10,287,150	6,761,090

	10,722,544	7,460,886

Total	$10,793,629	$8,534,667

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2007 or the nine months ended September 30, 2008.

Note 5—Advances
     Redemption Terms. At both September 30, 2008 and December 31, 2007, the Bank had advances outstanding at interest rates ranging from 1.00 percent to 8.66 percent. These advances are summarized below (in thousands).

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$1,528	5.70%	$251	6.78%

Due in one year or less	25,663,393	2.86	21,384,332	4.42
Due after one year through two years	8,258,081	3.42	5,011,113	5.02
Due after two years through three years	7,536,428	3.23	3,688,931	4.96
Due after three years through four years	8,857,105	3.00	3,283,452	4.96
Due after four years through five years	9,828,121	2.85	7,169,089	4.91
Due after five years	3,985,501	3.71	2,187,667	4.46
Amortizing advances	3,720,433	4.63	3,414,523	4.71

Total par value	67,850,590	3.13%	46,139,358	4.67%

Deferred prepayment fees	(968)		(964)
Commitment fees	(28)		(28)
Hedging adjustments	152,092		159,792

Total	$68,001,686		$46,298,158

     The balance of overdrawn demand deposit accounts was fully collateralized at September 30, 2008 and was repaid on October 1, 2008.
     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2008 and December 31, 2007, the Bank had aggregate prepayable and callable advances totaling $220,371,000 and $162,745,000, respectively.
     The following table summarizes advances at September 30, 2008 and December 31, 2007, by the earlier of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$1,528	$251

Due in one year or less	25,708,249	21,423,839
Due after one year through two years	8,282,879	5,025,303
Due after two years through three years	7,579,824	3,724,857
Due after three years through four years	8,885,671	3,315,639
Due after four years through five years	9,843,381	7,197,090
Due after five years	3,828,625	2,037,856
Amortizing advances	3,720,433	3,414,523

Total par value	$67,850,590	$46,139,358

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2008 and December 31, 2007, the Bank had putable advances outstanding totaling $3,746,021,000 and $2,817,671,000, respectively.
     The following table summarizes advances at September 30, 2008 and December 31, 2007, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$1,528	$251

Due in one year or less	28,089,264	22,936,682
Due after one year through two years	8,340,581	5,477,833
Due after two years through three years	7,729,378	3,426,631
Due after three years through four years	8,834,855	3,201,452
Due after four years through five years	9,299,521	7,013,839
Due after five years	1,835,030	668,147
Amortizing advances	3,720,433	3,414,523

Total par value	$67,850,590	$46,139,358

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at September 30, 2008 and December 31, 2007 (in thousands, based upon par amount):

	September 30, 2008	December 31, 2007
Fixed-rate	$33,465,035	$26,465,393
Variable-rate	34,385,555	19,673,965

Total par value	$67,850,590	$46,139,358

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $384,000 and $331,000 during the three months ended September 30, 2008 and 2007, respectively, and were $1,703,000 and $2,956,000 during the nine months ended September 30, 2008 and 2007, respectively. No prepayment fees were deferred during the three months ended September 30, 2008 and 2007. The Bank deferred $88,000 and $1,013,000 of the gross advance prepayment fees during the nine months ended September 30, 2008 and 2007, respectively.
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
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations were approximately $1.328 trillion and $1.190 trillion at September 30, 2008 and December 31, 2007, respectively. The Bank was the primary obligor on $78.0 billion and $57.0 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated bonds outstanding by interest rate payment terms at September 30, 2008 and December 31, 2007 (in thousands, at par value).

	September 30, 2008	December 31, 2007
Fixed-rate	$44,309,835	$26,281,720
Simple variable-rate	10,258,000	2,418,000
Step-up	162,635	3,774,175
Step-down	35,000	150,000
Comparative-index	—	80,000
Variable that converts to fixed	—	20,000
Step-up/step-down	—	15,000

Total par value	$54,765,470	$32,738,895

     Redemption Terms. The following is a summary of the Bank’s consolidated bonds outstanding at September 30, 2008 and December 31, 2007, by contractual maturity (in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$32,931,105	2.71%	$9,904,335	4.27%
Due after one year through two years	9,922,645	3.56	6,266,025	4.69
Due after two years through three years	3,959,420	3.90	4,196,210	4.76
Due after three years through four years	1,835,185	4.97	1,881,685	5.28
Due after four years through five years	1,781,515	4.49	3,900,800	4.95
Thereafter	4,335,600	5.43	6,589,840	5.54

Total par value	54,765,470	3.30%	32,738,895	4.81%

Premiums	61,507		48,179
Discounts	(21,229)		(11,784)
Hedging adjustments	(95,827)		85,189

	54,709,921		32,860,479
Bonds held in treasury	—		(5,100)

Total	$54,709,921		$32,855,379

     At September 30, 2008 and December 31, 2007, the Bank’s consolidated bonds outstanding included the following (in thousands, at par value):

	September 30, 2008	December 31, 2007
Non-callable bonds	$40,659,020	$10,457,610
Callable bonds	14,106,450	22,281,285

Total par value	$54,765,470	$32,738,895

     The following table summarizes the Bank’s consolidated bonds outstanding at September 30, 2008 and December 31, 2007, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007
Due in one year or less	$40,900,410	$22,122,330
Due after one year through two years	7,770,645	5,486,295
Due after two years through three years	2,494,420	1,712,525
Due after three years through four years	877,805	661,005
Due after four years through five years	1,342,500	1,711,300
Thereafter	1,379,690	1,045,440

Total par value	$54,765,470	$32,738,895

     Discount Notes. At September 30, 2008 and December 31, 2007, the Bank’s outstanding consolidated discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate

September 30, 2008	$23,084,363	$23,265,958	2.16%

December 31, 2007	$24,119,433	$24,221,414	4.20%

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Balance, beginning of period	$47,440	$43,458
AHP assessment	16,447	11,209
Grants funded, net of recaptured amounts	(10,083)	(7,615)

Balance, end of period	$53,804	$47,052

Note 8—Derivatives and Hedging Activities
     During the three months ended September 30, 2008 and 2007, the Bank recorded net gains on derivatives and hedging activities of $56,314,000 and $857,000, respectively, in other income. During the nine months ended September 30, 2008 and 2007, the Bank recorded net gains on derivatives and hedging activities of $71,044,000 and $764,000, respectively. Net gains (losses) on derivatives and hedging activities for the three and nine months ended September 30, 2008 and 2007 were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gains related to fair value hedge ineffectiveness	$66,184	$1,300	$73,352	$1,301
Losses on economic hedge derivatives related to discount notes	(10,300)	—	(13,056)	—
Gains (losses) related to stand-alone economic hedge derivatives (interest rate caps)	(774)	(959)	5,741	(165)
Losses related to stand-alone economic hedge derivatives (basis swaps)	(5,756)	—	(2,569)	—
Gains (losses) related to other economic hedge derivatives	(431)	608	(152)	3
Net interest income (expense) associated with economic hedge derivatives related to discount notes	1,400	—	(87)	—
Net interest income associated with economic hedge derivatives (basis swaps)	5,565	—	7,128	—
Net interest income (expense) associated with other economic hedge derivatives	426	(92)	687	(375)

Net gains on derivatives and hedging activities	$56,314	$857	$71,044	$764

     The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2008 and December 31, 2007 (in thousands). The net derivative balances as of December 31, 2007 have been adjusted to reflect the retrospective application of FSP FIN 39-1.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value hedges	$51,206,111	$(155,671)	$34,025,303	$(97,276)
Economic hedges	17,930,137	(15,641)	188,294	285
Interest rate caps
Fair value hedges	141,000	997	255,000	688
Economic hedges	3,500,000	11,260	6,500,000	2,972

	$72,777,248	$(159,055)	$40,968,597	$(93,331)

Total derivative contracts excluding accrued interest		$(159,055)		$(93,331)
Net accrued interest receivable/payable on derivative contracts		213,186		121,578
Cash collateral pledged/remitted to counterparties		135,241		119,047
Interest receivable on cash collateral pledged/remitted to counterparties		87		170
Cash collateral received from counterparties		(156,993)		(104,337)
Interest payable on cash collateral received from counterparties		(341)		(403)

Net derivative balances		$32,125		$42,724

Net derivative asset balances		$50,136		$65,963
Net derivative liability balances		(18,011)		(23,239)

Net derivative balances		$32,125		$42,724

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
     At September 30, 2008 and December 31, 2007, the Bank’s maximum credit risk, as defined above, was approximately $181,594,000 and $133,610,000, respectively. The Bank held as collateral cash balances of $156,993,000 and $104,337,000 as of September 30, 2008 and December 31, 2007, respectively. In early October 2008 and early January 2008, additional cash collateral of $35,221,000 and $29,924,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the Federal Bankruptcy Code. At that time, Lehman Brothers Special Financing, Inc. (“Special Financing”), a subsidiary of Lehman, was the Bank’s counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion. The obligations of Special Financing were guaranteed by Lehman, and the Lehman bankruptcy filing was an event of default under the ISDA Master Agreement between the Bank and Special Financing. On September 16, 2008, the Bank provided notice to Special Financing that it was in default under the ISDA Master Agreement and that the Bank was invoking its right to early termination of all outstanding derivative contracts effective September 18, 2008. The contracts were terminated and all of the associated hedging relationships were dedesignated on September 18, 2008. Based on the final settlement determination, the Bank is due $1,012,000 from Special Financing. This amount is included in other assets in the Bank’s statement of condition and has been fully reserved as of September 30, 2008.
     Generally, the Bank reports cash flows associated with derivatives as cash flows from operating activities in the statements of cash flows. During the nine months ended September 30, 2008, the Bank entered into 19 derivative contracts which contained up-front fees that were determined to be other-than-insignificant financing elements. The net cash inflows associated with these derivative contracts, totaling $9,820,000, are reflected as cash flows from financing activities.
Note 9—Capital
     At all times during the nine months ended September 30, 2008, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
	Required	Actual	Required		Actual
Regulatory capital requirements:
Risk-based capital	$512,097	$3,689,230	$437,643		$2,688,243

Total capital	$3,429,184	$3,689,230	$2,538,330	(1)	$2,688,243
Total capital-to-assets ratio	4.00%	4.30%	4.00%		4.24	%(1)

Leverage capital	$4,286,481	$5,533,845	$3,172,913	(1)	$4,032,365
Leverage capital-to-assets ratio	5.00%	6.45%	5.00%		6.35	%(1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as described in Note 2.
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2008, April 30, 2008, July 31, 2008 and October 31, 2008, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 31, 2008, April 30, 2008, July 31, 2008 and October 31, 2008, the Bank repurchased surplus stock totaling $191,755,000, $108,889,000, $200,788,000 and $306,450,000, respectively, of which $24,982,000, $2,913,000, $24,988,000 and $394,000, respectively, had been classified as mandatorily redeemable capital stock as of those dates.

Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$7	$6	$21	$17
Interest cost	40	31	120	93
Amortization of prior service cost (benefit)	(8)	(8)	(25)	(25)
Amortization of net actuarial gain	(1)	(1)	(3)	(3)

Net periodic benefit cost	$38	$28	$113	$82

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
     Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs are used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale, which include: U.S. agency debt securities, U.S. agency mortgage-backed securities and one non-agency commercial mortgage-backed security.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the swap curve and, for agreements containing options, implied swaption volatility). The Bank compares these fair values to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers; these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the swap curve). The fair values of all of the Bank’s interest rate swaps include accrued interest receivable and payable.
     For the Bank’s interest rate caps, fair values are obtained from dealers. These non-binding fair value estimates are corroborated using a pricing model and observable market data (e.g., the swap curve, implied swaption volatility and volatility skew).
     Available-for-sale securities. For agency debt securities, the Bank estimates the fair values using a pricing model; the agency curve is used as the discount curve in these fair value determinations. The Bank compares these fair values to non-binding dealer estimates (when available) or pricing service estimates to ensure that its fair values are reasonable.
     For mortgage-backed securities, the Bank estimates the fair values using either a pricing model or dealer estimates. For those securities for which a pricing model is used, the swap curve is used as the discount curve in the calculations. Additional inputs (e.g., implied swaption volatility, estimated prepayment speeds and credit spreads) are also used in the fair value determinations. The Bank compares these fair values to non-binding dealer estimates to ensure that its fair values are reasonable. For one agency mortgage-backed security for which the Bank relies upon a dealer estimate, such estimate is analyzed for reasonableness using a pricing model and market inputs.
     The following table summarizes the Bank’s assets and liabilities that are carried at fair value as of September 30, 2008 by their level within the fair value hierarchy (in thousands).

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$3,619	$—	$—	$—	$3,619
Available-for-sale securities	—	363,780	—	—	363,780
Derivative assets	—	359,219	—	(309,083)	50,136

Total assets at fair value	$3,619	$722,999	$—	$(309,083)	$417,535

Liabilities
Derivative liabilities	$—	$305,088	$—	$(287,077)	$18,011

Total liabilities at fair value	$—	$305,088	$—	$(287,077)	$18,011

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At September 30, 2008, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $1.25 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements (the “Agreements”) with the United States Department of the Treasury (the “Treasury”) in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The GSECF was authorized by the Housing and Economic Recovery Act of 2008 and is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the FHLBanks.
     The Agreements set forth the terms under which a FHLBank may borrow from and pledge collateral to the Treasury. Under the Agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the Agreements, if any, are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury. On a weekly basis, regardless of whether there have been any borrowings under the Agreements, the FHLBanks are required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the Treasury, a schedule listing the collateral pledged to the Treasury. Each week, the FHLBanks must pledge collateral in an amount at least equal to the par value of consolidated obligation bonds and discount notes maturing in the next 15 days. In the case of advances collateral, a 13 percent haircut is applied to the outstanding principal balance of the assets in determining the amount that must be pledged to the Treasury. As of September 30, 2008, the Bank had pledged advances with an outstanding principal balance of $1,500,000,000 to the Treasury. At that same date, the Bank had not pledged any mortgage-backed securities to the Treasury.
     The interest rate applicable to a loan under the Agreements is the rate as from time to time established by the Treasury. If all or any portion of the principal and interest on a loan are not paid when due, interest on the unpaid portion is calculated at a rate 500 basis points higher than the applicable rate then in effect until the unpaid portion is paid in full. The principal and interest on a loan are immediately due and payable on demand, on the due date and time specified by the Treasury in writing or upon the occurrence of certain events of default. Voluntary prepayments of loans are permissible without penalty, subject to certain conditions pertaining to minimum notice.
     The Agreements require a FHLBank (i) to promptly notify the Treasury if it fails or is about to fail to meet applicable regulatory capital requirements and (ii) to maintain its organizational existence. The Agreements contain restrictions on the ability of a FHLBank to create liens on the collateral or to dispose of the collateral.
     The Agreements contain events of default, including nonpayment of principal, interest, fees or other amounts owed to the Treasury when due; violation of covenants; the occurrence of certain bankruptcy events; inaccuracy of representations and warranties; the actual or asserted invalidity of any loan document; and encumbrances, levies or attachments upon, or judicial seizure of, the collateral. In addition, with respect to a FHLBank, it is an event of default if the Secretary of the Treasury determines that Treasury’s position is insecure with respect to the financial condition of that FHLBank or that FHLBank’s ability to perform its obligations under the Agreement.

     If an event of default occurs and is continuing, the Treasury may debit the FHLBank’s account or set-off any amount owed by the Treasury to the FHLBank; exercise any right of set-off against the FHLBank’s property in the Treasury’s possession or control; take possession of any collateral; and pursue all other remedies available to collect, enforce or satisfy an obligation, including disposing of the collateral or satisfying the amount against any other FHLBank on the basis that the obligation is a joint and several obligation.
     The Treasury may amend the Agreements without prior notice at any time. Any amendment of the Agreements by the Treasury will not modify the terms of any loans outstanding at the time of the amendment.
     The Agreements terminate on December 31, 2009 but will remain in effect as to any loan outstanding on that date. A FHLBank may terminate its consent to be bound by the Agreement prior to that time so long as no loan is then outstanding to the Treasury.
     To date, none of the FHLBanks have borrowed under the GSECF.
     Other commitments and contingencies. At September 30, 2008 and December 31, 2007, the Bank had commitments to make additional advances totaling approximately $112,197,000 and $61,116,000, respectively. In addition, outstanding standby letters of credit totaled $5,000,111,000 and $3,879,587,000 at September 30, 2008 and December 31, 2007, respectively.
     The Bank had no commitments to fund/purchase mortgage loans at September 30, 2008 or December 31, 2007.
     At September 30, 2008 and December 31, 2007, the Bank had commitments to issue $1,355,000,000 and $25,132,000, respectively, of consolidated obligation bonds/discount notes of which $1,100,000,000 and $15,000,000, respectively, were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral exchange agreements. As of September 30, 2008 and December 31, 2007, the Bank had pledged, as collateral, cash with a book value of $135,241,000 and $119,047,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the nine months ended September 30, 2008 or 2007. At September 30, 2008, the Bank held previously purchased mortgage-backed securities with a carrying value of $20.1 million that were issued by one or more entities that are now part of Citigroup and $58.0 million (carrying value) of mortgage-backed securities issued by entities that are affiliated with Washington Mutual Bank (a non-member shareholder as of September 30, 2008) that were acquired after issuance from a third party. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.

Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the three months ended September 30, 2008 and 2007, interest income from loans to other FHLBanks totaled $28,000 and $31,000, respectively. Interest income on loans to other FHLBanks totaled $171,000 and $31,000 during the nine months ended September 30, 2008 and 2007, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2008 and 2007 (in thousands), all of which had original maturities of one business day.

	Nine Months Ended September 30,
	2008	2007
Balance at January 1,	$400,000	$—
Loans to:
FHLBank of San Francisco	1,265,000	—
FHLBank of Boston	666,000	170,000
Collections from:
FHLBank of San Francisco	(1,665,000)	—
FHLBank of Boston	(666,000)	(170,000)

Balance at September 30,	$—	$—

     During the three months ended September 30, 2008 and 2007, interest expense on borrowings from other FHLBanks totaled $27,000 and $87,000, respectively. Interest expense on borrowings from other FHLBanks totaled $49,000 and $87,000 for the nine months ended September 30, 2008 and 2007, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2008 and 2007 (in thousands), all of which had original maturities of one business day.

	Nine Months Ended September 30,
	2008	2007
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	320,000	120,000
FHLBank of Seattle	25,000	—
FHLBank of Atlanta	70,000	—
FHLBank of Indianapolis	240,000	528,000
Repayments to:
FHLBank of San Francisco	(320,000)	(120,000)
FHLBank of Seattle	(25,000)	—
FHLBank of Atlanta	(70,000)	—
FHLBank of Indianapolis	(240,000)	(528,000)

Balance at September 30,	$—	$—

     The Bank’s investment securities portfolio includes consolidated obligations for which other FHLBanks are the primary obligors and for which the Bank is jointly and severally liable. The balances of these investments are presented in Note 3. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $671,000 and $636,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,975,000 and $1,906,000 for the nine months ended September 30, 2008 and 2007, respectively.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended June 30, 2008, the Bank assumed a total of $135,880,000 (par values) of consolidated obligations from the FHLBank of Seattle. The net premium associated with these transactions totaled $3,474,000. The Bank did not assume any other debt from other FHLBanks during the nine months ended September 30, 2008.

During the three months ended March 31, 2007 and June 30, 2007, the Bank assumed $283,000,000 and $40,000,000 (par values) of consolidated obligations from the FHLBank of New York. The net premiums associated with these transactions totaled $2,350,000 and $487,000, respectively. There were no such debt assumptions during the three months ended September 30, 2007.
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. During the three months ended March 31, 2008, the Bank transferred $300,000,000 and $150,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh and Cincinnati, respectively. In addition, during the three months ended June 30, 2008, the Bank transferred $15,000,000 (par value) of its consolidated obligations to the FHLBank of San Francisco. In connection with these transactions, the assuming FHLBanks became the primary obligors for the transferred debt. The aggregate gains realized on these debt transfers totaled $4,546,000 during the nine months ended September 30, 2008. The Bank did not transfer any debt to other FHLBanks during the three months ended September 30, 2008. During the three months ended September 30, 2007, the Bank transferred $341,000,000 and $120,000,000 (par value) of its consolidated obligations to the FHLBanks of San Francisco and Cincinnati, respectively. The aggregate gains realized on these debt transfers totaled $534,000 for both the three and nine months ended September 30, 2007. The Bank did not transfer any other debt during the nine months ended September 30, 2007.
     Through July 31, 2008, the Bank received participation fees from the FHLBank of Chicago for mortgage loans that were originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through its Mortgage Partnership Finance® program. These fees totaled $37,000 and $45,000 during the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, these fees totaled $200,000 and $136,000, respectively. The FHLBank of Chicago ceased purchasing mortgage loans through this program after July 31, 2008.

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
As discussed below under the heading entitled “Legislative and Regulatory Developments,” Federal legislation enacted on July 30, 2008 established a new Federal agency with responsibility for regulating the Bank and made a number of other changes affecting the activities of the Bank. The legislation requires the new regulatory agency to issue a number of regulations, orders and reports, some of which the agency has recently issued and which are discussed below under the heading entitled “Legislative and Regulatory Developments.” The full effect of this legislation on the Bank and its activities will become known only after these required regulations, orders, and reports are issued and finalized.
Business Overview
The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Effective July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. As the successor to the Federal Housing Finance Board (“Finance Board”), the Finance Agency is responsible for ensuring that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. For additional discussion regarding this new regulatory agency, see the section below entitled “Legislative and Regulatory Developments.”

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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of November 1, 2008, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group and the staff of the Financial Accounting Standards Board (hereinafter collectively referred to as “SFAS 133”).
The Bank’s earnings, exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133, are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including the effect of net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) generally tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2008 and 2007, the three months ended June 30, 2008 and 2007, the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 (all percentages are annualized figures; percentages for the nine-month periods represent weighted average rates).

	Three Months Ended						Nine Months Ended
	March 31,		June 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Return on capital stock	5.11%	6.55%	5.71%	5.91%	9.85%	6.48%	7.05%	6.32%

Average effective federal funds rate	3.18%	5.26%	2.09%	5.25%	1.94%	5.08%	2.40%	5.19%

Dividend rate	4.50%	5.25%	3.18%	5.26%	2.09%	5.25%	3.25%	5.25%

Reference period average effective federal funds rate (reference rate) (1)	4.50%	5.25%	3.18%	5.26%	2.09%	5.25%	3.25%	5.25%

(1)	See discussion below for a description of the reference rate.
For a discussion of the Bank’s returns on capital stock and the reasons for the variability in those returns from period-to-period, see the section below entitled “Results of Operations.” As described in that section, a substantial portion of the variability in the Bank’s returns on capital stock was the result of fair value adjustments required by SFAS 133.
The Bank’s quarterly dividends are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the immediately preceding quarter. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference period average effective federal funds rate.” For the three months ended March 31, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the fourth quarter of 2007 and the fourth quarter of 2006, respectively. For the three months ended June 30, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the first quarter of 2008 and the first quarter of 2007, respectively. For the three months ended September 30, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the second quarter of 2008 and the second quarter of 2007, respectively. For the nine months ended September 30, 2008 and 2007, the reference period average effective federal funds rate reflects the average effective federal funds rate for the nine months ended June 30, 2008 and 2007, respectively.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2008 and December 31, 2007.
MEMBERSHIP SUMMARY

	September 30,	December 31,
	2008	2007
Commercial banks	751	736
Thrifts	85	86
Credit unions	55	48
Insurance companies	18	16

Total members	909	886

Housing associates	8	8
Non-member borrowers	14	15

Total	931	909

Community Financial Institutions (CFIs) (1)	788	742

(1)	The figures presented above reflect the number of members that were CFIs as of September 30, 2008 and December 31, 2007 based upon the definitions of CFIs that applied as of those dates. At December 31, 2007, CFIs were defined as FDIC-insured institutions with average total assets over the three prior years equal to or less than $599 million. With the enactment of the Housing and Economic Recovery Act of 2008 on July 30, 2008, CFIs were redefined as FDIC-insured institutions with average total assets over the three prior years equal to or less than $1.0 billion. At December 31, 2007, there were 27 additional institutions that would have qualified as CFIs under the new definition. For additional discussion, see the section below entitled “Legislative and Regulatory Developments.”
On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. For additional discussion, see the section below entitled “Results of Operations — Other Expense.”
Financial Market Conditions
As was the case during the preceding quarter, market participants in the third quarter of 2008 continued to be cautious about the creditworthiness and liquidity of their investments, which continued to curtail overall market liquidity. This caution was reinforced by a series of events affecting the financial services industry that resulted in significant changes in the number, ownership structure and liquidity of some of the largest U.S. financial services companies. These events included the appointment of a conservator for the secondary market housing GSEs, the bankruptcy filing of a large investment banking firm, combinations of investment banks with other large financial services firms and of large banking companies with other banking organizations, and the corporate restructuring of other investment banks as bank holding companies.
At the same time, the U.S. and other governments and their central banks continued to implement aggressive initiatives in an ongoing effort to provide support for and to restore the functioning of the global credit markets. In addition to providing direct support for particular market sectors, during this period the U.S. government developed legislative initiatives that ultimately became the Emergency Economic Stabilization Act of 2008, which became law in early October 2008 and authorized the U.S. Treasury Department to invest up to $700 billion in a wide variety of asset categories to support the credit markets. The variety of government initiatives, the different types of support those initiatives provided the market, and the announced sunset dates for those support mechanisms also had the effect of creating uncertainty around the appropriate relationship of pricing for different types of instruments issued by different types of institutions.
All of these changes in the landscape of the financial services industry and the ongoing uncertainty created in the credit markets motivated many investors to substantially limit their credit and liquidity risk. This led to increased demand for U.S. Treasury securities and short-term agency investments, but at the same time diminished investors’ demand for any longer term investments, including callable and non-callable debt issued by the FHLBanks and the secondary market housing GSEs. These market dynamics were also reflected in widening spreads between yields on short-term Treasury securities and other short-term rates such as one- and three-month LIBOR.
As a result of these market developments, the FHLBanks’ cost of issuing long-maturity senior debt as compared to three-month LIBOR on a swapped cash flow basis rose sharply over the course of the third quarter relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy any long-term debt instruments, coupled with strong investor demand for short-term, high-quality assets. In response, the FHLBanks issued large quantities of discount notes, floating-rate notes, and short-term callable and bullet bonds during the quarter in order to accommodate investor preferences and demand. As a result of this funding activity, the FHLBanks increased their relative use of discount notes as a source of funding to meet their refunding needs and growing member demand for liquidity during the period.
While significant uncertainty remains regarding the future course of the credit markets, and a continuation of elevated market volatility for some period seems likely, the credit markets have experienced small but significant signs of improvement since the end of the third quarter. For instance, the Federal Reserve’s implementation of a new commercial paper purchase program appears to have stimulated an increase in the issuance of commercial paper. The Federal Reserve Board, through its Federal Open Market Committee (“FOMC”), reduced its target for the federal funds rate from 2.00 percent to 1.00 percent in two steps during October 2008, and overnight inter-bank lending rates declined below the new target rate even before it was announced. In addition, one- and three-month LIBOR rates fell from 3.93 percent and 4.05 percent, respectively, at September 30, 2008 to 2.58 percent and 3.03 percent, respectively, as of October 31, 2008.
The following table presents information on key market interest rates at September 30, 2008 and December 31, 2007 and key average market interest rates for the three and nine months ended September 30, 2008 and 2007. The FOMC lowered its target for the federal funds rate by a total of 100 basis points during 2007. During the first nine months of 2008, the FOMC lowered the target for the federal funds rate four more times, resulting in an additional 225 basis point reduction in the targeted federal funds rate to 2.00 percent as of September 30, 2008. During the third quarter of 2008, one- and three-month LIBOR rates were relatively constant until September 15, 2008; between that date and the end of the quarter, these rates increased by approximately 144 basis points and 123 basis points, respectively.

	September 30,	December 31,	Third	Third	Average for the	Average for the
	2008	2007	Quarter	Quarter	Nine Months	Nine Months
	Ending	Ending	2008	2007	Ended	Ended
	Rate	Rate	Average	Average	September 30, 2008	September 30, 2007
Federal Funds Target (1)	2.00%	4.25%	2.00%	5.18%	2.42%	5.23%
Average Effective Federal Funds Rate (2)	2.03%	3.06%	1.94%	5.08%	2.40%	5.19%
1-month LIBOR (1)	3.93%	4.60%	2.62%	5.43%	2.84%	5.36%
3-month LIBOR (1)	4.05%	4.70%	2.91%	5.44%	2.98%	5.39%
2-year LIBOR (1)	3.45%	3.81%	3.37%	5.01%	3.16%	5.13%
5-year LIBOR (1)	4.09%	4.18%	4.08%	5.17%	3.88%	5.17%
10-year LIBOR (1)	4.49%	4.67%	4.55%	5.42%	4.46%	5.34%
3-month U.S. Treasury (1)	0.91%	3.24%	1.54%	4.44%	1.76%	4.80%
2-year U.S. Treasury (1)	1.96%	3.05%	2.36%	4.39%	2.27%	4.65%
5-year U.S. Treasury (1)	2.98%	3.44%	3.11%	4.51%	3.00%	4.64%
10-year U.S. Treasury (1)	3.83%	4.03%	3.85%	4.73%	3.79%	4.75%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Financial Condition
The following table provides selected period-end balances as of September 30, 2008 and December 31, 2007, as well as selected average balances for the nine-month period ended September 30, 2008 and the year ended December 31, 2007. In addition, the table provides the percentage increase or decrease in each of these balances from period-end to period-end or period-to-period, as appropriate. As shown in the table, the Bank’s total assets increased by 35.1 percent (or $22.3 billion) during the nine months ended September 30, 2008, due primarily to a $21.7 billion increase in advances and a $3.3 billion increase in long-term investments, offset by a $2.5 billion reduction in short-term investments during the period. As the Bank’s assets increased, the funding for those assets also increased. During the nine months ended September 30, 2008, total consolidated obligations increased by $20.8 billion as consolidated obligation bonds increased by $21.8 billion and consolidated obligation discount notes declined by $1.0 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30,
	2008
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2007
Advances	$68,002	46.9%	$46,298
Short-term investments
Federal funds sold (1)	5,970	(20.4)	7,500
Commercial paper (2)	—	(100.0)	994
Long-term investments (3)	11,158	41.2	7,902
Mortgage loans, net	338	(11.3)	381
Total assets(4)	85,730	35.1	63,458
Consolidated obligations — bonds	54,710	66.5	32,855
Consolidated obligations — discount notes	23,084	(4.3)	24,120
Total consolidated obligations	77,794	36.5	56,975
Mandatorily redeemable capital stock	36	(56.6)	83
Capital stock	3,355	40.1	2,394
Retained earnings	298	40.6	212
Average total assets	71,610	30.1	55,056
Average capital stock	2,784	32.5	2,101
Average mandatorily redeemable capital stock	61	(41.3)	104

(1)	The balance at December 31, 2007 includes $400 million of federal funds sold to another FHLBank. This amount is classified in the Bank’s statement of condition as “Loan to other FHLBank.”

(2)	The Bank’s commercial paper investments are classified as held-to-maturity securities.

(3)	Consists of securities classified as held-to-maturity (other than short-term commercial paper) and available-for-sale.

(4)	The balance at December 31, 2007 has been adjusted to reflect the retrospective application of FSP FIN 39-1, as discussed in “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).

Advances
The following table presents advances outstanding, by type of institution, as of September 30, 2008 and December 31, 2007.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial banks	$29,629	44%	$14,797	32%
Thrift institutions	34,770	51	27,825	60
Credit unions	2,459	4	1,966	4
Insurance companies	234	—	208	1

Total member advances	67,092	99	44,796	97

Housing associates	4	—	5	—
Non-member borrowers	755	1	1,338	3

Total par value of advances	$67,851	100%	$46,139	100%

Total par value of advances outstanding to CFIs (1)	$11,684	17%	$6,401	14%

(1)	The figures presented above reflect the advances outstanding to CFIs as of September 30, 2008 and December 31, 2007 based upon the definitions of CFIs that applied as of those dates. At December 31, 2007, CFIs were defined as FDIC-insured institutions with average total assets over the three prior years equal to or less than $599 million. With the enactment of the Housing and Economic Recovery Act of 2008 on July 30, 2008, CFIs were redefined as FDIC-insured institutions with average total assets over the three prior years equal to or less than $1 billion. At December 31, 2007, advances to institutions that would have qualified as CFIs under the new definition totaled $7.861 billion, or 17% of the outstanding advances at that date. For additional discussion, see the section entitled “Legislative and Regulatory Developments.”
At September 30, 2008 and December 31, 2007, the carrying value of the Bank’s advances portfolio totaled $68.0 billion and $46.3 billion, respectively. The par value of outstanding advances at those dates was $67.9 billion and $46.1 billion, respectively.
A significant portion of the $21.7 billion increase in outstanding advances during the first nine months of 2008 was attributable to increases in advances to two borrowers. In February 2008, Comerica Bank, which recently relocated its charter to the Ninth District, became a member of the Bank. As of September 30, 2008, Comerica Bank had outstanding advances of $7.5 billion and was the Bank’s second largest borrower. In addition, advances to the Bank’s largest borrower, Wachovia Bank, FSB, increased by $8.5 billion during the nine months ended September 30, 2008. The remaining $5.7 billion increase in outstanding advances during the first nine months of 2008 was attributable in large part to increased borrowing by the Bank’s CFIs. The Bank believes the increase in advances to its small and mid-sized borrowers was largely attributable to the attractiveness of the terms for advances as the unsettled nature of the credit markets continued. The prevailing credit market conditions may also have led some members to increase their borrowings in order to increase their liquidity, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost.

At September 30, 2008, advances outstanding to the Bank’s ten largest borrowers totaled $44.3 billion, representing 65.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $30.2 billion at December 31, 2007, representing 65.3 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of September 30, 2008.
TEN LARGEST BORROWERS AS OF SEPTEMBER 30, 2008
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$25,763	38.0%
Comerica Bank	Dallas	TX	7,500	11.0
Guaranty Bank	Austin	TX	4,464	6.6
International Bank of Commerce	Laredo	TX	1,360	2.0
Franklin Bank, SSB	Houston	TX	1,128	1.7
Southwest Corporate FCU	Plano	TX	1,000	1.5
BancorpSouth Bank	Tupelo	MS	906	1.3
Southside Bank	Tyler	TX	801	1.2
Renasant Bank	Tupelo	MS	761	1.1
Capital One, National Association (2)	McLean	VA	634	0.9

			$44,317	65.3%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank
On November 7, 2008, the Texas Department of Savings and Mortgage Lending closed Franklin Bank, SSB, and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. Franklin Bank, SSB was the Bank’s fifth largest borrower and seventh largest shareholder at September 30, 2008. As of November 7, 2008, Franklin Bank, SSB had outstanding advances totaling $1.028 billion. On November 12, 2008, these advances were fully repaid.
In November 2005, Capital One Financial Corp. acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s tenth largest borrower and fifteenth largest shareholder at September 30, 2008. Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System (which is served by the FHLBank of Atlanta) and is no longer eligible for membership in the Bank. Capital One, National Association’s advances are scheduled to mature as follows: $0.1 million during the remainder of 2008, $601.1 million in 2009 and $33.2 million during the period from 2010 through 2034.
On October 3, 2008, Wells Fargo & Company (NYSE:WFC) announced that it had signed a definitive agreement to acquire Wachovia Corporation (NYSE:WB), the holding company for Wachovia Bank, FSB (“Wachovia”), the Bank’s largest borrower and shareholder as of September 30, 2008. Completion of the transaction, which the parties expect to close in the fourth quarter of 2008, is subject to the approval of Wachovia Corporation’s shareholders and customary regulatory approvals. As indicated in the table above, Wachovia had $25.8 billion of advances outstanding as of September 30, 2008, which represented 38.0 percent of the Bank’s total outstanding advances at that date. Wachovia’s advances are scheduled to mature between October 2008 and June 2013.
Wells Fargo & Company (“Wells Fargo”) is headquartered in the Eleventh District of the FHLBank System and affiliates of Wells Fargo maintain charters in the Eighth and Twelfth Districts; the Eighth, Eleventh and Twelfth Districts of the FHLBank System are served by the FHLBanks of Des Moines, San Francisco and Seattle, respectively. In addition, affiliates of Wachovia maintain charters in the Fourth and Eleventh Districts. The Bank is currently unable to predict whether Wells Fargo will maintain Wachovia’s Ninth District charter and, if so, to what extent, if any, it may alter Wachovia’s relationship with the Bank. For instance, Wells Fargo might retain Wachovia’s Ninth District charter, maintain Wachovia’s membership in the Bank, and continue to borrow from the Bank in the normal course of business, in which case Wells Fargo’s acquisition of Wachovia Corporation would not be expected to have a negative impact on the Bank. Alternatively, Wells Fargo might elect to dissolve Wachovia’s Ninth District charter and terminate its membership with the Bank, in which case it might elect to leave the existing advances outstanding until their scheduled maturities, or prepay the advances along with any prepayment fees that might be due under the Bank’s normal prepayment fee policies.

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
For the reasons cited above, the Bank would expect the impact of a termination of Wachovia’s membership in the Bank and the resulting repayment of its advances to be negative. However, the Bank believes its ability to adjust its capital levels in response to any reduction in advances outstanding would mitigate to some extent the negative impact on the Bank’s shareholders. In addition, the recent growth in advances to other members, if sustained, would also mitigate to some extent the negative impact that the loss of Wachovia’s advances would have on the Bank.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of September 30, 2008 and December 31, 2007.
COMPOSITION OF ADVANCES
(Dollars in millions)

	September 30, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$14,942	22.0%	$13,692	29.7%
Maturity 1 month to 12 months	3,709	5.5	2,526	5.5
Maturity greater than 1 year	7,348	10.8	4,014	8.7
Fixed rate, amortizing	3,720	5.5	3,415	7.4
Fixed rate, putable	3,746	5.5	2,818	6.1

Total fixed rate advances	33,465	49.3	26,465	57.4

Floating rate advances
Maturity less than one month	518	0.8	545	1.2
Maturity 1 month to 12 months	6,348	9.4	4,190	9.1
Maturity greater than 1 year	27,520	40.5	14,939	32.3

Total floating rate advances	34,386	50.7	19,674	42.6

Total par value	$67,851	100.0%	$46,139	100.0%

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
Investment Securities
At September 30, 2008, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $6.0 billion. At December 31, 2007, the Bank’s short-term investments, which were comprised of both overnight federal funds sold to domestic counterparties (including another FHLBank) and 30-day commercial paper, totaled $8.5 billion. The Bank’s short-term commercial paper investments were classified as held-to-maturity securities in the Bank’s statement of condition. The amount of the Bank’s short-term investments fluctuates in response to several factors, including the level of maturing advances from time to time, changes in the Bank’s deposit balances, the Bank’s pre-refunding activities, and changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs.
At September 30, 2008, the Bank’s long-term investment portfolio was comprised of $11.0 billion of mortgage-backed securities (“MBS”) and $0.2 billion of U.S. agency debentures. As of year-end 2007, the Bank’s long-term investment portfolio was comprised of $7.7 billion of MBS and $0.2 billion of U.S. agency debentures. The Bank’s long-term investment portfolio at September 30, 2008 and December 31, 2007 includes securities that are classified for balance sheet purposes as either held-to-maturity or available-for-sale as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
September 30, 2008	(at amortized cost)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$67	$—	$67	$67
Government-sponsored enterprises	—	58	58	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35	35	—
FHLBank of San Francisco (primary obligor)	—	7	7	—

Total U.S. agency debentures	67	100	167	67

MBS portfolio
U.S. government guaranteed obligations	30	—	30	29
Government-sponsored enterprises	9,562	213	9,775	9,246
Non-agency residential MBS	699	—	699	528
Non-agency commercial MBS	432	51	483	433

Total MBS	10,723	264	10,987	10,236

State or local housing agency debentures	4	—	4	4

Total long-term investments	$10,794	$364	$11,158	$10,307

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity		Available-for-Sale	Investments	Held-to-Maturity
December 31, 2007	(at amortized cost)		(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$75		$—	$75	$75
Government-sponsored enterprises	—		57	57	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		35	35	—
FHLBank of San Francisco (primary obligor)	—		7	7	—

Total U.S. agency debentures	75		99	174	75

MBS portfolio
U.S. government guaranteed obligations	34		—	34	34
Government-sponsored enterprises	5,910		169	6,079	5,881
Non-agency residential MBS	821		—	821	796
Non-agency commercial MBS	695		94	789	705

Total MBS	7,460		263	7,723	7,416

State or local housing agency debentures	5		—	5	5

Total long-term investments	$7,540	(2)	$362	$7,902	$7,496

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank is the primary obligor, and for which each of the FHLBanks, including the Bank, is jointly and severally liable.

(2)	The total does not agree to the balance reported in the Bank’s statement of condition as the amount reported above excludes short-term commercial paper investments with a carrying value of $994 million at December 31, 2007. Such amount is classified as held-to-maturity securities in the Bank’s statement of condition.
Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution requires, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), including Collateralized Mortgage Obligations (“CMOs”) or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008 (“AB 2008-01”), the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital. On June 30, 2008, the Office of Supervision approved the Bank’s submission. The Bank’s Board of Directors may subsequently expand the Bank’s incremental MBS investment authority by some amount up to the entire additional 300 percent of capital authorized by the Finance Board. Any such increase authorized by the Bank’s Board of Directors would require approval from the Finance Agency.
During the nine months ended September 30, 2008, the Bank acquired $4.815 billion of long-term investments, all of which had settled as of September 30, 2008. The Bank acquired $4.465 billion ($4.551 billion par value) of LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that it designated as held-to-maturity (of which $1.556 billion was acquired in July 2008 under the expanded authority) and one LIBOR-indexed floating rate CMO issued by Fannie Mae (a $97.7 million par value security that the Bank acquired in June 2008 at a cost of $93.3 million), which the Bank classified as available-for-sale. As further described below, the floating rate coupons of these securities are subject to interest rate caps. In addition, during the first quarter of 2008, the Bank purchased $257 million ($250 million par value) of U.S. agency debentures; these investments were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. In April 2008, the Bank sold all of the U.S. agency debentures that it had acquired during the first quarter of 2008 and terminated the associated interest rate swaps. The realized gains on the sales of the available-for-sale securities totaled $2.8 million. This action was taken in response to favorable opportunities in the market. The Bank did not sell any other long-term investments during the nine months ended September 30, 2008; during this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $1.218 billion and $88 million, respectively. While the Bank currently has capacity under applicable policies and regulations to purchase additional agency MBS and U.S. agency debentures, it does not currently anticipate purchasing any such securities until the market for longer-term consolidated obligations that would fund those purchases improves.

The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of September 30, 2008 and December 31, 2007.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	September 30, 2008		December 31, 2007
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$30	$30	$34	$34
Government-sponsored enterprises	9,739	9,646	5,911	5,905
AAA rated non-agency residential	699	699	821	821

Total floating rate CMOs	10,468	10,375	6,766	6,760

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	51	51	93	94
Government-sponsored enterprise DUS(4)	125	125	160	160
Government-sponsored enterprise CMOs	—	—	9	9

Total swapped MBS	176	176	262	263

Total floating rate MBS	10,644	10,551	7,028	7,023

Fixed rate MBS
Government-sponsored enterprises	4	4	5	5
AAA rated non-agency CMBS(5)	431	432	695	695

Total fixed rate MBS	435	436	700	700

Total MBS	$11,079	$10,987	$7,728	$7,723

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance-guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR-indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
Unrealized losses on the Bank’s MBS classified as available-for-sale and held-to-maturity increased from $1.7 million and $58.1 million, respectively, at December 31, 2007 to $3.7 million and $492.3 million, respectively, at September 30, 2008. The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of September 30, 2008 and December 31, 2007.

UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	September 30, 2008		December 31, 2007
	Gross	Percent of	Gross	Percent of
	Unrealized	Amortized	Unrealized	Amortized
	Losses	Cost	Losses	Cost
Government-sponsored enterprises	$324	3.3%	$33	0.7%
Non-agency residential mortgage-backed securities	171	24.5%	26	3.1%
Non-agency commercial mortgage-backed securities	1	0.4%	1	0.8%

	$496		$60

The increases in unrealized losses on the Bank’s MBS portfolio during the nine months ended September 30, 2008 were generally attributable to the widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. At September 30, 2008 (and as of October 31, 2008), all of the Bank’s holdings of mortgage-backed securities were rated by one or more of the following: S&P, Moody’s, and Fitch Ratings, Ltd. (“Fitch”), and none of these NRSROs had rated any of the mortgage-backed securities held by the Bank lower than the highest investment grade credit rating. With the exception of one non-agency residential mortgage-backed security discussed below, none of the Bank’s MBS had been placed on a watch list by S&P, Moody’s or Fitch as of October 31, 2008. Based on the Bank’s analysis, which considered the NRSROs’ credit ratings, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS and, in the case of its non-agency residential and commercial mortgage-backed securities (as further discussed below), the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not currently anticipate any credit losses on its MBS portfolio.
The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on loans underlying residential mortgage-backed securities (“RMBS”), poses elevated risks to the Bank in regard to the ultimate collection of principal and interest due on its non-agency RMBS. As set forth in the table above, unrealized losses on the Bank’s RMBS increased from $25.6 million at December 31, 2007 to $171.0 million at September 30, 2008. The Bank believes that these unrealized losses were principally the result of diminished liquidity and larger risk premiums in the non-agency mortgage market. Since the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. None of the Bank’s investments in non-agency RMBS are insured by third party bond insurers. The Bank’s review of its non-agency RMBS as of September 30, 2008 included cash flow analyses based on various combinations of default, loss severity and prepayment assumptions for the underlying loans. While this analysis indicates it is possible that under certain conditions, the severity of losses could exceed the Bank’s credit enhancement levels and a resulting principal and/or interest loss could occur, the Bank does not currently believe that those conditions are probable.
At September 30, 2008, the Bank’s portfolio of non-agency RMBS was comprised of 42 securities with an aggregate unpaid principal balance of $699.2 million: 23 securities with an aggregate unpaid principal balance of $410.7 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $288.5 million are backed by option adjustable-rate mortgage (“ARM”) loans. All of these investments are classified as held-to-maturity securities. The following table provides a summary of the Bank’s non-agency RMBS as of September 30, 2008 by collateral type and year of securitization.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

		Unpaid				Weighted Average	Current Weighted
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Average Credit
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Enhancement (1)(3)
Fixed Rate Collateral

2006	1	$46	$46	$34	$12	7.01%	10.11%
2005	1	40	40	28	12	3.04%	9.81%
2004	5	71	71	59	12	1.06%	12.26%
2003	13	236	236	210	26	0.32%	6.49%
2002 and prior	3	18	18	14	4	3.72%	19.90%

	23	411	411	345	66	1.61%	8.79%

Option ARM Collateral

2005	17	271	271	172	99	19.29%	50.53%
2004	2	17	17	11	6	28.97%	40.93%

	19	288	288	183	105	19.88%	49.94%

Total non-agency RMBS	42	$699	$699	$528	$171	9.15%	25.77%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted.
As of September 30, 2008, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $119.7 million that were classified as Alt-A at the time of issuance, which represented approximately 1.1 percent of its entire MBS portfolio at that date. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $75.0 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $44.7 million) are backed by option ARM loans. The Bank does not hold any MBS classified as subprime. The following table provides a summary as of September 30, 2008 of the Bank’s non-agency RMBS that were classified as Alt-A at the time of issuance.
SECURITIES CLASSIFIED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

		Unpaid				Weighted Average	Current Weighted
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Average Credit
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Enhancement (1)(3)
2005	3	$85	$85	$55	$30	13.03%	29.29%
2004	1	18	18	16	2	3.12%	15.83%
2002 and prior	2	17	17	14	3	3.84%	19.30%

Total	6	$120	$120	$85	$35	10.23%	25.84%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted.
On March 6, 2008, Fitch placed one of the Bank’s non-agency RMBS with an unpaid principal balance of $45.9 million on rating watch negative. This security, which was issued in 2006 and is backed by fixed rate loans, continues to be rated AAA by Fitch. The security is also rated Aaa by Moody’s and has not been placed on its Watchlist.
As of September 30, 2008, the Bank held 13 non-agency commercial mortgage-backed securities with an aggregate unpaid principal balance, amortized cost and estimated fair value of $482.2 million, $482.8 million and $483.3 million, respectively. All of these securities were issued in either 1999 or 2000 and all but one are classified as held-

to-maturity. As of September 30, 2008, the portfolio’s weighted average collateral delinquency was 0.91 percent; at this same date, the weighted average credit enhancement approximated 39.7 percent.
On October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. Proceeds from the sale totaled $56,541,000, resulting in a realized loss at the time of sale of $1,237,000. At September 30, 2008, the amortized cost of this asset (determined by the specific identification method) exceeded its estimated fair value at that date by $2,476,000. Because the Bank did not have the intent as of September 30, 2008 to hold this available-for-sale security through to recovery of the unrealized loss, an other-than-temporary impairment was recognized in the third quarter of 2008 to write the security down to its estimated fair value of $57,526,000 as of September 30, 2008. This impairment charge is reported in “impairment loss on available-for-sale security” in the Bank’s statements of income for the three and nine months ended September 30, 2008.
While most of its MBS portfolio is comprised of floating rate CMOs ($10.5 billion par value at September 30, 2008) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2008, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.8 percent to 15.3 percent. The largest concentration of embedded effective caps ($9.6 billion) was between 6.0 percent and 7.5 percent. As of September 30, 2008, LIBOR rates were approximately 182 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $3.0 billion of interest rate caps with remaining maturities ranging from 7 months to 55 months as of September 30, 2008, and strike rates ranging from 6.25 percent to 7.00 percent and (ii) two forward-starting interest rate caps with terms commencing in June 2012, each of which has a notional amount of $250 million. The forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2009	$500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2011	500	6.75%
Second quarter 2013	500	6.25%
Second quarter 2013	250	6.50%
Second quarter 2015 (1)	250	6.50%
Second quarter 2016 (1)	250	7.00%

	$3,500

(1)	These caps are effective beginning in June 2012.

Mortgage Loans Held for Portfolio
At September 30, 2008 and December 31, 2007, the Bank held on its balance sheet $338 million and $381 million, respectively, of residential mortgage loans originated under the MPF Program. As of both of these dates, 45 percent of the outstanding balances were government guaranteed. The Bank’s allowance for loan losses was $263,000 at both September 30, 2008 and December 31, 2007. As of these dates, the Bank had nonaccrual loans totaling $200,000 and $312,000, respectively.
In accordance with the guidelines of the MPF Program, the mortgage loans held by the Bank were underwritten pursuant to traditional lending standards for conforming loans. All of the Bank’s mortgage loans were acquired between 1998 and mid-2003 and the portfolio has exhibited a satisfactory payment history. As of September 30, 2008, loans 90 or more days past due that are not government-guaranteed approximated 0.06 percent of the portfolio, including loans in foreclosure, which represented 0.01 percent of the portfolio. Based in part on these attributes, as well as the Bank’s loss experience with these loans, the Bank believes that its allowance for loan losses is adequate.
Participating Financial Institutions (“PFIs”), which are Bank members that have joined the MPF Program, totaled 56 at both September 30, 2008 and December 31, 2007. During the three months ended September 30, 2008 and 2007, 16 and 18 of the Bank’s PFIs delivered $35 million and $43 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $37,000 and $45,000, respectively. During the nine months ended September 30, 2008 and 2007, 25 and 21 of the Bank’s PFIs delivered $190 million and $128 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $200,000 and $136,000, respectively. No interest in loans was retained by the Bank during the nine months ended September 30, 2008 or 2007.
For those loans in which the Bank has a retained interest, the Bank shares in the credit risk of the retained portion of such loans. The credit risk is shared between the Bank and the PFI by structuring the potential loss exposure into several layers as described in the Bank’s 2007 10-K. The PFI receives from the Bank a credit enhancement fee for managing a portion of the inherent credit risk in the loans. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit enhancement obligation amount varies depending upon the various MPF product alternatives. During the three months ended September 30, 2008 and 2007, the Bank paid credit enhancement fees totaling $45,000 and $71,000, respectively. Such fees totaled $139,000 and $219,000 during the nine months ended September 30, 2008 and 2007, respectively. For certain products, the monthly credit enhancement fee may be reduced depending upon the performance of the loans comprising each master commitment. During the three months ended September 30, 2008 and 2007, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $18,000 and $3,000, respectively. During the nine months ended September 30, 2008 and 2007, $60,000 and $13,000, respectively, of performance-based credit enhancement fees were forgone and not paid to the Bank’s PFIs.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of October 31, 2008, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded by one or more NRSROs; at that date, all but one of the providers retained investment grade ratings. For those seven providers with an investment grade rating, five were rated single A or better and two were rated triple B or better. S&P, Fitch and Moody’s no longer rate one of the mortgage insurance providers. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans insured by the eight mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of September 30, 2008.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans which are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the three months ended September 30, 2008 and 2007, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $288,000 and $174,000, respectively. The principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs during the nine months ended September 30, 2008 and 2007 totaled $1,098,000 and $409,000, respectively.
On April 23, 2008, the FHLBank of Chicago announced that it would no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from FHLBank members under the MPF Program. In its announcement, the FHLBank of Chicago indicated that it would acquire loans through July 31, 2008 and, as a result, it would only enter into new delivery commitments under existing master commitments that funded no later than that date. In addition, the FHLBank of Chicago indicated that it will continue to provide programmatic and operational support for loans already purchased through the program. As a result of this action and the Bank’s decision not to acquire any of the mortgage loans that would have been delivered to the FHLBank of Chicago under the terms of its previous arrangement (as more fully described in the Bank’s 2007 10-K), the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs. In addition, after July 31, 2008, the Bank no longer receives participation fees from the FHLBank of Chicago.
Consolidated Obligations and Deposits
As of September 30, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $54.7 billion and $23.1 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $54.8 billion and the par value of the Bank’s outstanding discount notes was $23.3 billion. In comparison, at December 31, 2007, the carrying values of consolidated obligation bonds and discount notes totaled $32.9 billion and $24.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $32.7 billion and $24.2 billion, respectively.
During the nine months ended September 30, 2008, the Bank’s consolidated obligation bonds increased by $22.0 billion to support the increase in demand for advances. The Bank’s asset growth during this period was funded in large part by the issuance of short-term bullet or floating rate consolidated bonds, as these funding sources were more attractively priced than long-term bullet and/or callable debt. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2008 and December 31, 2007.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	September 30, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, non-callable	$30,580	55.8%	$8,578	26.2%
Fixed rate, callable	13,729	25.1	17,704	54.1
Single-index floating rate	10,258	18.7	2,418	7.4
Callable step-up	163	0.3	3,774	11.5
Callable step-down	35	0.1	150	0.5
Comparative-index	—	—	80	0.2
Conversion	—	—	20	0.1
Callable step-up/step-down	—	—	15	—

Total par value	$54,765	100.0%	$32,739	100.0%

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
A series of changes in capital market conditions and relationships since mid-2007 have had an impact on the mix and cost of debt the Bank has issued. Beginning in mid-2007, developments in the credit markets began to alter the relationships between the cost of consolidated obligation bonds and other instruments. For several years prior to mid-2007, the yields for consolidated obligation bonds had generally been lower than the rates for interest rate swaps having the same maturity and features as the consolidated obligation bonds. During the second half of 2007 and the first half of 2008, this relationship generally widened as consolidated obligation bond yields trended lower relative to interest rate swap rates. Similarly, during this same period, the yield on consolidated obligation discount notes declined relative to LIBOR. These decreases were due primarily to increased demand, as investors shifted their available funds away from asset-backed investments to government-guaranteed and agency debt. These market conditions and the relatively wide spread between LIBOR and other market rates generally resulted in lower costs relative to LIBOR for the Bank’s consolidated obligations during the first half of 2008.
While these changes in rate relationships were occurring as the current credit market disruption unfolded, the level of interest rates also had an impact on investor demand for FHLBank callable debt. The decreases in market interest rates during the first quarter had, in comparison to earlier periods marked by increasing or relatively constant market interest rates, the general effect of increasing the number of callable swaps being cancelled by the Bank’s swap counterparties. This, in turn, increased the volume of callable bonds that the Bank redeemed prior to maturity. This call activity declined toward the end of the second quarter and remained relatively low throughout the third quarter of 2008.
As discussed in the section above entitled “Financial Market Conditions,” market developments during the third quarter stimulated investor demand for short-term GSE debt and limited their demand for longer term debt. As a result, during the third quarter of 2008, the Bank’s funding costs associated with issuing long-maturity debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. During the third quarter of 2008, the monthly weighted average cost of consolidated obligation bonds that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 7.4 basis points to approximately LIBOR minus 21.1 basis points compared to a range of approximately LIBOR minus 25.3 basis points to approximately LIBOR minus 36.4 basis points during the second quarter of 2008, a range of approximately LIBOR minus 20.9 basis points to approximately LIBOR minus 27.0 basis points during the first quarter of 2008, and a range of approximately LIBOR minus 18.3 basis points to approximately LIBOR minus 32.4 basis points during the third quarter of 2007. Recent increases in the Bank’s cost of funds have resulted in higher marginal costs for advance borrowings.
As the proportion of outstanding callable bonds decreased during the nine months ended September 30, 2008 due to the combination of the change in the slope of the FHLBank funding curve and strong investor demand for short-term, high-quality assets, the proportion of non-callable, short-term bullet and floating-rate debt increased. This increase in short-term bond issuance also reduced the weighted-average maturity of bonds outstanding. Although the proportion of the Bank’s consolidated obligations represented by bonds increased from December 31, 2007 to September 30, 2008, this shift to shorter maturity bonds increased the proportion of all consolidated obligations with maturities of one year or less. At September 30, 2008 and December 31, 2007, 72.0 percent and 59.9 percent, respectively, of the Bank’s consolidated obligations were due in one year or less.

The following table is a summary of the Bank’s consolidated bonds and discount notes outstanding at September 30, 2008 and December 31, 2007, by contractual maturity (at par value):
CONSOLIDATED OBLIGATION BONDS AND DISCOUNT NOTES BY CONTRACTUAL MATURITY
(dollars in millions)

	September 30, 2008		December 31, 2007
Contractual Maturity	Amount	Percentage	Amount	Percentage
Due in one year or less	$56,197	72.0%	$34,126	59.9%
Due after one year through two years	9,923	12.7	6,266	11.0
Due after two years through three years	3,959	5.1	4,196	7.4
Due after three years through four years	1,835	2.4	1,881	3.3
Due after four years through five years	1,781	2.3	3,901	6.8
Thereafter	4,336	5.5	6,590	11.6

Total	$78,031	100.0%	$56,960	100.0%

Demand and term deposits were $3.6 billion and $3.1 billion at September 30, 2008 and December 31, 2007, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $3.355 billion and $2.394 billion at September 30, 2008 and December 31, 2007, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) increased from $2.101 billion for the year ended December 31, 2007 to $2.784 billion for the nine months ended September 30, 2008. The increase in average outstanding capital stock was attributable primarily to capital stock issued to support higher average advances balances.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the nine months ended September 30, 2008.
The Bank has a policy under which it periodically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. Under the policy, the Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2008, April 30, 2008, July 31, 2008 and October 31, 2008, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2007.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2008	1,917,546	$191,755	$24,982
April 30, 2008	1,088,892	108,889	2,913
July 31, 2008	2,007,883	200,788	24,988
October 31, 2008	3,064,496	306,450	394
Mandatorily redeemable capital stock outstanding at September 30, 2008 and December 31, 2007 was $35.8 million and $82.5 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of September 30, 2008 and December 31, 2007.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	September 30, 2008		December 31, 2007
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by Capital One, National Association	1	$26,215	1	$60,719
Held by Washington Mutual Bank	1	79	1	15,436
Subject to withdrawal notice	5	1,199	4	920
Held by other non-member borrowers/acquirers	11	8,276	10	5,426

Total	18	$35,769	16	$82,501

As of September 30, 2008, the majority of the Bank’s outstanding mandatorily redeemable capital stock was held by Capital One, National Association. For a discussion of the status of Capital One, National Association, see the sub-section above entitled “Advances.” Washington Mutual Bank’s remaining advances, totaling $368 million, matured and were repaid in July 2008. On July 31, 2008, the Bank repurchased the then outstanding balance of Washington Mutual Bank’s capital stock. Washington Mutual Bank’s capital stock balance at September 30, 2008 consisted solely of the stock dividend applied to average capital stock held during the period from April 1, 2008 through June 30, 2008 that was paid in mandatorily redeemable capital stock on that date.
Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) increased from $2.476 billion at the end of 2007 to $3.391 billion at September 30, 2008 due primarily to capital stock purchases required to support higher outstanding advances balances.
At September 30, 2008 and December 31, 2007, the Bank’s ten largest shareholders held $2.0 billion and $1.4 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 58.9 percent and 57.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of September 30, 2008.

TEN LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2008
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wachovia Bank, FSB (1)	Houston	TX	$1,073,281	31.7%
Comerica Bank	Dallas	TX	333,345	9.8
Guaranty Bank	Austin	TX	224,146	6.6
Southwest Corporate FCU	Plano	TX	81,470	2.4
BancorpSouth Bank	Tupelo	MS	62,639	1.8
International Bank of Commerce	Laredo	TX	61,661	1.8
Franklin Bank, SSB	Houston	TX	57,110	1.7
Amegy Bank, N.A	Houston	TX	36,375	1.1
Renasant Bank	Tupelo	MS	35,568	1.0
Southside Bank	Tyler	TX	34,317	1.0

			$1,999,912	58.9%

(1)	Previously known as World Savings Bank, FSB (Texas)
As of September 30, 2008, all of the stock held by the Bank’s ten largest shareholders was classified as capital in the statement of condition. On October 3, 2008, Wells Fargo announced that it had signed a definitive agreement to acquire Wachovia Corporation, the holding company for Wachovia Bank, FSB, the Bank’s largest shareholder and borrower as of September 30, 2008. For a discussion of the potential impact of this transaction on the Bank, if any, see the sub-section above entitled “Advances.”
On November 7, 2008, the Texas Department of Savings and Mortgage Lending closed Franklin Bank, SSB, and the FDIC was named receiver. Franklin Bank, SSB was the Bank’s seventh largest shareholder and fifth largest borrower at September 30, 2008. For additional discussion, see the sub-section above entitled “Advances.”
At September 30, 2008, the Bank’s excess stock totaled $310.3 million, which represented 0.36 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the nine months ended September 30, 2008, the Bank’s retained earnings increased by $86.6 million, from $211.8 million to $298.4 million. During this same period, the Bank paid dividends on capital stock totaling $60.3 million, which represented an annualized dividend rate of 3.25 percent. The Bank’s first, second and third quarter 2008 dividend rates equated to the average effective federal funds rates for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008, respectively. In addition, the Bank paid dividends totaling $1.8 million on capital stock classified as mandatorily redeemable capital stock. These dividends, which were also paid at an annualized rate of 3.25 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2007 through December 31, 2007, was paid on March 31, 2008. The second quarter dividend, applied to average capital stock held during the period from January 1, 2008 through March 31, 2008, was paid on June 30, 2008. The third quarter dividend, applied to average capital stock held during the period from April 1, 2008 through June 30, 2008, was paid on September 30, 2008.
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
Taking several factors into consideration, the Bank currently expects to pay dividends in the fourth quarter of 2008 at the average effective federal funds rate for the third quarter of 2008. As set forth above in the section entitled “Business Overview,” the average effective federal funds rate for the third quarter of 2008 was 1.94 percent. Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock, with any fractional shares paid in cash.
Derivatives and Hedging Activities
The Bank uses interest rate swap agreements extensively to convert fixed rate liabilities to floating rates, and to convert fixed rate advances and investment securities to floating rates. In addition, the Bank uses interest rate cap agreements to hedge a portion of the potential cap risk embedded in certain of its investment securities. Further, from time-to-time, the Bank may use interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of September 30, 2008 and December 31, 2007, the Bank’s notional balance of interest rate exchange agreements was $72.8 billion and $41.0 billion, respectively, while its total assets were $85.7 billion and $63.5 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Counterparty Credit Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of September 30, 2008 and December 31, 2007, and the net fair value changes recorded in earnings for each of those categories during the three and nine months ended September 30, 2008 and 2007. For a discussion of the significant net fair value changes from period to period, see the section below entitled “Results of Operations.”

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value (7)		Net Change in Fair Value (7)
	Total Notional at		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2008	December 31, 2007	2008	2007	2008	2007
	(In millions of dollars)		(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$9,670	$7,161	$—	$—	$—	$—
Long-haul method(2)	1,143	910	2,001	248	2,180	415
Economic hedges(3)	—	22	147	—	362	—

Total	10,813	8,093	2,148	248	2,542	415

Investments
Long-haul method(2)	230	315	3,250	636	4,140	1,983
Economic hedges(4)	7	7	45	(63)	35	(93)

Total	237	322	3,295	573	4,175	1,890

Consolidated obligation bonds
Short-cut method(1)	95	1,075	—	—	—	—
Long-haul method(2)	40,209	24,819	60,933	416	67,032	(1,097)
Economic hedges(3)	—	160	(623)	671	(549)	85

Total	40,304	26,054	60,310	1,087	66,483	(1,012)

Consolidated obligation discount notes
Economic hedges(3)	5,723	—	(10,300)	—	(13,056)	—

Other economic hedges
Interest rate caps(5)	3,500	6,500	(774)	(959)	5,741	(165)
Basis swaps(6)	12,200	—	(5,756)	—	(2,569)	—

Total	15,700	6,500	(6,530)	(959)	3,172	(165)

Total derivatives	$72,777	$40,969	$48,923	$949	$63,316	$1,128

Total short-cut method	$9,765	$8,236	$—	$—	$—	$—
Total long-haul method	41,582	26,044	66,184	1,300	73,352	1,301
Total economic hedges	21,430	6,689	(17,261)	(351)	(10,036)	(173)

Total derivatives	$72,777	$40,969	$48,923	$949	$63,316	$1,128

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting under SFAS 133 or were not designated in a SFAS 133 hedging relationship.

(4)	Interest rate derivatives that are (or were) matched to investment securities designated as trading or available-for-sale, but that do not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	During the quarters ended June 30, 2008 and September 30, 2008, the Bank entered into $10.0 billion and $2.2 billion (notional), respectively, of interest rate basis swaps to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $2.2 billion, $9 billion and $1 billion of these agreements expire in the second quarter of 2009, the second quarter of 2013 and the second quarter of 2014, respectively.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those that related to trading securities during the nine months ended September 30, 2007), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the Federal Bankruptcy Code. At that time, Lehman Brothers Special Financing, Inc. (“Special Financing”), a subsidiary of Lehman, was the Bank’s counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion; three contracts were interest rate caps with a total notional amount of $1.75 billion that were not designated in hedge relationships, and the remaining 299 contracts with a total notional amount of approximately $3.8 billion were interest rate swaps designated in either short-cut or long-haul hedge relationships involving specified advances and consolidated obligation bonds. The obligations of Special Financing were guaranteed by Lehman, and the Lehman bankruptcy filing was an event of default under the ISDA Master Agreement between the Bank and Special Financing. On September 16, 2008, the Bank provided notice to Special Financing that it was in default under the ISDA Master Agreement and that the Bank was invoking its right to early termination of all outstanding derivative contracts effective September 18, 2008. The contracts were terminated and all of the associated hedging relationships were dedesignated on September 18, 2008. On that same date, the Bank entered into 91 replacement interest rate swaps with other counterparties and redesignated 91 of the previously hedged items in long-haul fair value hedge relationships. The notional amount of the replacement interest rate swaps totaled approximately $1.5 billion. In addition, the Bank replaced one $250 million (notional) interest rate cap. The cumulative basis adjustments associated with those advances and consolidated obligation bonds that were not redesignated in hedging relationships totaled $44.2 million and ($5.0 million), respectively. These basis adjustments will be amortized into earnings over the remaining term of the advances and bonds using the level-yield method.
On September 18, 2008, following the final settlement of the terminated contracts and in consideration of $13.4 million in cash collateral that had been delivered by the Bank to Special Financing prior to Lehman’s bankruptcy filing, the Bank was in a net receivable position of $1.0 million. The Bank has not yet received this amount from Special Financing. On October 3, 2008, Special Financing filed for bankruptcy protection. The Bank recorded a $1.0 million charge in the third quarter of 2008 to fully reserve this receivable. The charge is included in “other, net” in the Bank’s statements of income for the three and nine months ended September 30, 2008. From September 15, 2008 through September 17, 2008, the Bank was in a continuous net payable position, inclusive of the cash collateral that had been remitted to, and was being held by, Special Financing.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 86 percent at September 30, 2008. In comparison, this ratio was 95 percent as of December 31, 2007. The reduction in the Bank’s market value to book value of equity ratio was due in large part to declines in the estimated fair value of its mortgage-backed securities designated as held-to-maturity. The unrealized losses on these securities were generally attributable to the widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not currently believe that it will realize any losses on these securities. Therefore, the Bank does not believe the reduced ratio of its estimated market value of equity to book value of equity reflects any deterioration in its financial condition or future prospects. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended September 30, 2008 and 2007 was $75.1 million and $32.8 million, respectively. The Bank’s net income for the three months ended September 30, 2008 represented an annualized return on average capital stock (ROCS) of 9.85 percent, which was 791 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 6.48 percent for the three months ended September 30, 2007, which exceeded the average effective federal funds rate for that quarter by 140 basis points. Net income for the nine months ended September 30, 2008 and 2007 was $146.9 million and $96.5 million, respectively. The Bank’s net income for the nine months ended September 30, 2008 represented an ROCS of 7.05 percent, which was 465 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 6.32 percent for the nine months ended September 30, 2007, which was 113 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the increases in ROCS compared to the average effective federal funds rate are discussed below.
The Bank’s net income was significantly higher during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007 due in large part to the results from its derivatives and hedging activities and, in particular, the results from its hedging activities related to its consolidated obligation bonds. As more fully described below in the sub-section entitled “Other Income (Loss),” the ineffectiveness-related gains associated with the Bank’s consolidated obligation bond hedging relationships, which totaled $60.9 million and $67.0 million during the three and nine months ended September 30, 2008, respectively, were primarily attributable to the dramatic increase in 3-month LIBOR rates at the end of the third quarter of 2008. The Bank expects these unrealized ineffectiveness-related gains to reverse in the form of unrealized ineffectiveness-related losses in future periods, which will negatively impact the Bank’s earnings in those periods. Because the reversal of these gains will depend upon the level and volatility of 3-month LIBOR rates and the timing of changes in 3-month LIBOR rates relative to the reset dates on the interest rate swaps associated with the consolidated obligation bonds, the Bank cannot predict with any certainty when these gains will reverse. Given the Bank’s future earnings expectations excluding the effects of SFAS 133, it is possible that the timing of this reversal could result in the Bank reporting a net loss for the fourth quarter of 2008 or a subsequent quarterly period. If this were to occur, it is possible that the Finance Agency could restrict the Bank’s ability to pay a dividend related to the quarter for which the Bank reported a net loss.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended September 30, 2008 and 2007, the effective rates were 26.5 percent and 26.8 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $27.1 million and $12.0 million, respectively. During the nine months ended September 30, 2008 and 2007, the effective rates were 26.6 percent and 26.8 percent, respectively, and the combined AHP and REFCORP assessments were $53.2 million and $35.3 million, respectively.
Income Before Assessments
During the three months ended September 30, 2008 and 2007, the Bank’s income before assessments was $102.2 million and $44.8 million, respectively. The $57.4 million increase in income before assessments from period to period was attributable to a $51.1 million increase in other income and an $8.0 million increase in net interest income, offset by a $1.7 million increase in other expense. The increase in other income was due primarily to a $55.5 million increase in net gains on derivatives and hedging activities, offset by a $2.5 million other-than-temporary impairment loss on an available-for-sale security that the Bank sold in October 2008 (versus none in 2007) and a $1.1 million decrease in debt extinguishment gains.
The Bank’s income before assessments was $200.1 million and $131.8 million for the nine months ended September 30, 2008 and 2007, respectively. This $68.3 million increase in income before assessments from period to period was attributable to a $76.8 million increase in other income, offset by a $1.7 million decrease in net interest income and a $6.8 million increase in other expense. The increase in other income was due primarily to a $70.3 million increase in net gains on derivatives and hedging activities, a $6.3 million increase in debt extinguishment gains and $2.8 million of gains on the sale of available-for-sale securities during the nine months ended September 30, 2008, partially offset by a $2.5 million other-than-temporary impairment loss on an available-for-sale security that the Bank sold in October 2008 (versus none in 2007).
The components of income before assessments (net interest income, other income (loss) and other expense) are more fully discussed in the following sections.
Net Interest Income
For the three months ended September 30, 2008 and 2007, the Bank’s net interest income was $62.1 million and $54.1 million, respectively. The increase in net interest income was due primarily to an increase in the average balance of earning assets from $53.4 billion for the three months ended September 30, 2007 to $76.5 billion for the corresponding period in 2008, partially offset by the impact of lower short-term interest rates (the average effective federal funds rate declined from 5.08 percent for the three months ended September 30, 2007 to 1.94 percent for the three months ended September 30, 2008). The Bank’s net interest income was $161.9 million and $163.7 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net interest income for the nine-month period was due primarily to lower short-term interest rates (the average effective federal funds rate declined from 5.19 percent for the nine months ended September 30, 2007 to 2.40 percent for the nine months ended September 30, 2008), partially offset by an increase in the average balance of earning assets from $53.0 billion for the nine months ended September 30, 2007 to $71.4 billion for the corresponding period in 2008.
For the three months ended September 30, 2008 and 2007, the Bank’s net interest margin was 33 basis points and 41 basis points, respectively. The Bank’s net interest margin was 31 basis points and 41 basis points for the nine months ended September 30, 2008 and 2007, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to lower short-term interest rates in 2008, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 25 basis points for both the three and nine months ended September 30, 2007, respectively, to 14 basis points and 15 basis points for the comparable periods in 2008. In addition, the Bank’s net interest spread increased from 16 basis points for the three months ended September 30, 2007 to 19 basis points during the three months ended September 30, 2008. The increase in net interest spread was due to several factors, including the contribution from the relatively higher yielding CMOs that the Bank purchased in July 2008 under its expanded investment authority and, as discussed previously, the Bank’s use of lower cost short-term debt to fund a larger portion of its assets during the three months ended September 30, 2008. The Bank’s net interest spread was 16 basis points for both the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, the increase in net interest spread for the third quarter of 2008 was offset by relatively low spreads in the first quarter of 2008. The Bank’s net interest spread for the first quarter of 2008 (11 basis points) was adversely impacted by a combination of rapidly declining short-term interest rates coupled with the timing of rate resets on the Bank’s floating rate assets and liabilities indexed to one- and three-month LIBOR (including those assets and liabilities swapped to a floating rate).
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2008 and 2007.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits (f)	$85	$—	2.25%	$152	$2	5.74%
Federal funds sold (b)	3,605	18	1.95%	5,094	66	5.16%
Investments
Trading (c)	4	—	—	3	—	—
Available-for-sale (c)(d)	389	3	2.84%	476	6	5.32%
Held-to-maturity	10,916	87	3.20%	7,788	113	5.82%
Advances (c)(e)	61,142	435	2.84%	39,474	528	5.35%
Mortgage loans held for portfolio	346	5	5.59%	403	6	5.55%

Total earning assets	76,487	548	2.86%	53,390	721	5.41%
Cash and due from banks	105			90
Other assets	408			296
Derivatives netting adjustment (f)	(306)			—
Fair value adjustment on available-for-sale securities (d)	(9)			3

Total assets	$76,685	548	2.86%	$53,779	721	5.37%

Liabilities and Capital
Interest-bearing deposits (f)	$2,869	13	1.84%	$3,024	38	5.04%
Consolidated obligations
Bonds (c)	52,832	367	2.78%	37,685	502	5.33%
Discount notes (c)	16,913	105	2.48%	10,001	126	5.04%
Mandatorily redeemable capital stock and other borrowings	55	1	1.86%	101	1	5.22%

Total interest-bearing liabilities	72,669	486	2.67%	50,811	667	5.25%

Other liabilities	1,030			729
Derivatives netting adjustment (f)	(306)			—

Total liabilities	73,393	486	2.65%	51,540	667	5.18%

Total capital	3,292			2,239

Total liabilities and capital	$76,685		2.53%	$53,779		4.96%

Net interest income		$62			$54

Net interest margin			0.33%			0.41%
Net interest spread			0.19%			0.16%

Impact of non-interest bearing funds			0.14%			0.25%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Includes overnight federal funds sold to other FHLBanks.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on economic hedge derivatives related to advances, trading securities, available-for-sale securities, consolidated obligation bonds and consolidated obligation discount notes that either did not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship was not significant for the three months ended September 30, 2008 and 2007. These amounts are presented below in the section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

(f)	The Bank adopted FSP FIN 39-1 on January 1, 2008. In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of FSP FIN 39-1, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39. The average balances of interest-bearing deposit assets and interest-bearing deposit liabilities for the three months ended September 30, 2008 in the table above include $85 million and $221 million, respectively, which are classified in derivative assets/liabilities on the statement of condition. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the average total asset balance for the three months ended September 30, 2007 does not reflect any adjustments to offset cash collateral against the derivative balances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2008 and 2007.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Nine Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits (f)	$123	$3	2.78%	$158	$6	5.83%
Federal funds sold (b)	4,701	90	2.54%	5,578	219	5.26%
Investments
Trading (c)	3	—	—	11	1	6.66%
Available-for-sale (c)(d)	375	8	2.96%	565	22	5.12%
Held-to-maturity	9,682	259	3.57%	7,506	327	5.81%
Advances (c)(e)	56,179	1,339	3.18%	38,754	1,538	5.29%
Mortgage loans held for portfolio	360	15	5.59%	422	18	5.56%

Total earning assets	71,423	1,714	3.20%	52,994	2,131	5.36%
Cash and due from banks	102			88
Other assets	385			325
Derivatives netting adjustment (f)	(295)			—
Fair value adjustment on available-for-sale securities (d)	(5)			2

Total assets	$71,610	1,714	3.20%	$53,409	2,131	5.32%

Liabilities and Capital
Interest-bearing deposits (f)	$3,176	55	2.32%	$2,825	108	5.13%
Consolidated obligations
Bonds (c)	46,010	1,098	3.18%	38,363	1,505	5.23%
Discount notes (c)	18,805	398	2.82%	9,113	349	5.11%
Mandatorily redeemable capital stock and other borrowings	70	1	2.41%	116	5	5.24%

Total interest-bearing liabilities	68,061	1,552	3.04%	50,417	1,967	5.20%
Other liabilities	819			728
Derivatives netting adjustment (f)	(295)			—

Total liabilities	68,585	1,552	3.02%	51,145	1,967	5.13%

Total capital	3,025			2,264

Total liabilities and capital	$71,610		2.89%	$53,409		4.91%

Net interest income		$162			$164

Net interest margin			0.31%			0.41%
Net interest spread			0.16%			0.16%

Impact of non-interest bearing funds			0.15%			0.25%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Includes overnight federal funds sold to other FHLBanks.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yields and Spread Analysis. Net interest income (expense) on economic hedge derivatives related to advances, available-for-sale securities, consolidated obligation bonds and consolidated obligation discount notes that did not qualify for hedge accounting was not significant for the nine months ended September 30, 2008 and 2007. These amounts are presented below in the section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

(f)	The Bank adopted FSP FIN 39-1 on January 1, 2008. In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of FSP FIN 39-1, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39. The average balances of interest-bearing deposit assets and interest-bearing deposit liabilities for the nine months ended September 30, 2008 in the table above include $121 million and $174 million, respectively, which are classified in derivative assets/liabilities on the statement of condition. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the average total asset balance for the nine months ended September 30, 2007 does not reflect any adjustments to offset cash collateral against the derivative balances.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2008 and 2007. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Nine Months Ended
	September 30, 2008 vs. 2007			September 30, 2008 vs. 2007
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(1)	$(1)	$(2)	$—	$(3)	$(3)
Federal funds sold	(19)	(29)	(48)	(30)	(99)	(129)
Investments
Trading	—	—	—	(1)	—	(1)
Available-for-sale	—	(3)	(3)	(7)	(7)	(14)
Held-to-maturity	36	(62)	(26)	79	(147)	(68)
Advances	216	(309)	(93)	545	(744)	(199)
Mortgage loans held for portfolio	(1)	—	(1)	(3)	—	(3)

Total interest income	231	(404)	(173)	583	(1,000)	(417)

Interest expense
Interest-bearing deposits	(2)	(23)	(25)	12	(65)	(53)
Consolidated obligations
Bonds	157	(292)	(135)	260	(667)	(407)
Discount notes	62	(83)	(21)	255	(206)	49
Mandatorily redeemable capital stock and other borrowings	—	—	—	(2)	(2)	(4)

Total interest expense	217	(398)	(181)	525	(940)	(415)

Changes in net interest income	$14	$(6)	$8	$58	$(60)	$(2)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2008 and 2007.
OTHER INCOME
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net gains (losses) on unhedged trading securities	$(157)	$38	$(290)	$38

Net losses on hedged trading securities	—	—	—	(11)
Losses on economic hedge derivatives related to trading securities	—	—	—	(15)

Hedge ineffectiveness on trading securities	—	—	—	(26)

Net interest expense associated with economic hedge derivatives related to trading securities	—	—	—	(134)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	(49)	37	(112)	67
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation bonds	627	(129)	1,328	(308)
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation discount notes	1,400	—	(87)	—
Net interest income associated with stand-alone economic hedge derivatives (basis swaps)	5,565	—	7,128	—
Net interest expense associated with economic hedge derivatives related to advances	(152)	—	(529)	—

Total net interest income (expense) associated with economic hedge derivatives	7,391	(92)	7,728	(375)

Gains (losses) related to economic hedge derivatives
Losses related to stand-alone derivatives (basis swaps)	(5,756)	—	(2,569)	—
Gains (losses) on interest rate caps related to held-to-maturity securities	(774)	(959)	5,741	(165)
Losses on discount note swaps	(10,300)	—	(13,056)	—
Gains (losses) related to other economic hedge derivatives (advance/AFS(1)/CO(2) bond swaps)	(431)	608	(152)	18

Total fair value losses related to economic hedge derivatives	(17,261)	(351)	(10,036)	(147)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains on advances and associated hedges	2,001	248	2,180	415
Net gains (losses) on CO(2) bonds and associated hedges	60,933	416	67,032	(1,097)
Net gains on AFS(1) securities and associated hedges	3,250	636	4,140	1,983

Total SFAS 133 fair value hedge ineffectiveness	66,184	1,300	73,352	1,301

Gains on early extinguishment of debt	—	1,123	7,566	1,254
Realized gains on sales of AFS(1) securities	—	—	2,794	—
Impairment loss on AFS(1) security	(2,476)	—	(2,476)	—
Service fees	933	975	2,804	2,765
Other, net	576	1,078	3,493	3,353

Total other	(967)	3,176	14,181	7,372

Total other income	$55,190	$4,071	$84,935	$8,163

(1)	Available-for-sale

(2)	Consolidated obligation

In April 2007, the Bank sold all of its MBS classified as trading securities and terminated the associated interest rate derivatives. Net proceeds from the sale of the securities totaled $16,930,000. The Bank paid $4,270,000 to terminate the corresponding derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.
Prior to April 2007, the Bank used interest rate swaps to hedge the risk of changes in the fair value of most of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net loss of $26,000 for the nine months ended September 30, 2007. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuated as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps were structured so that their notional balances mirrored the balance of the related trading securities and their pay leg coupons mirrored the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities was $134,000 for the nine months ended September 30, 2007. There were no derivatives related to trading securities outstanding during the three months ended September 30, 2007 or the nine months ended September 30, 2008.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of September 30, 2008) entered into 12 interest rate cap agreements having a total notional amount of $3.5 billion. The premiums paid for these caps totaled $26.7 million. During the three months ended September 30, 2008, the Bank terminated three interest rate caps with an aggregate notional amount of $1.75 billion; proceeds from these terminations totaled $3.1 million. During the three months ended June 30, 2008, the Bank terminated two interest rate caps with notional amounts of $250 million and $1.75 billion. These caps had been purchased in April 2008 and April 2007 at a cost of $0.5 million and $1.147 million, respectively. Proceeds from these terminations totaled $5.1 million. At September 30, 2008, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $11.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. The recorded fair value changes in the Bank’s stand-alone caps were a loss of $0.8 million and a gain of $5.7 million for the three and nine months ended September 30, 2008, respectively, compared to losses of $1.0 million and $0.2 million for the corresponding periods in 2007.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. During the three months ended September 30, 2008 and June 30, 2008, the Bank entered into three and nine interest rate basis swaps, respectively, with aggregate notional amounts of $2.2 billion and $10.0 billion, respectively. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the current relationship between one-month LIBOR and three-month LIBOR, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, and the relationship between the current coupon and the prevailing LIBOR rates at the valuation date. The Bank accounts for interest rate basis swaps as stand-alone derivatives. The recorded fair value changes in the Bank’s interest rate basis swaps were losses of $5.8 million and $2.6 million for the three and nine months ended September 30, 2008, respectively. During these periods, net interest income associated with the Bank’s interest rate basis swaps was $5.6 million and $7.1 million, respectively. The Bank was not a party to any interest rate basis swaps during the nine months ended September 30, 2007.
During the first six months of 2008 and the first nine months of 2007, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended September 30, 2007, the Bank repurchased $103 million of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $589,000 for the three months ended September 30, 2007. In addition, during the three months ended September 30, 2007, the Bank transferred consolidated obligations with an aggregate par value of $461 million to two of the other FHLBanks. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $534,000 for the three and nine months ended September 30, 2007. The Bank repurchased $3.6 billion and $134 million of its consolidated obligations in the secondary market during the six months ended June 30, 2008 and the nine months ended September 30, 2007, respectively, and the gains on these debt extinguishments totaled $3,020,000 and $720,000, respectively. The Bank did not repurchase any of its consolidated obligations during the three months ended September 30, 2008. In addition, during the three months ended March 31, 2008, the Bank transferred consolidated obligations with an aggregate par value of $450 million to two of the other FHLBanks. Additional consolidated obligations with a par value of $15 million were transferred to another FHLBank during the three months ended June 30, 2008. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $4,546,000 during the nine months ended September 30, 2008. No consolidated obligations were transferred to other FHLBanks during the three months ended September 30, 2008 or the six months ended June 30, 2007.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of substantially all of its available-for-sale securities, as well as some of its advances and consolidated obligations. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $66.2 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and net gains of $73.4 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended September 30, 2008 and 2007, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships was ($0.4 million) and $0.6 million, respectively. The change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships totaled ($152,000) and $18,000 for the nine months ended September 30, 2008 and 2007, respectively. The change in fair value of derivatives associated with discount notes, none of which were in SFAS 133 hedging relationships, was ($10.3 million) and ($13.1 million) for the three and nine months ended September 30, 2008, respectively. There were no derivatives associated with discount notes during the nine months ended September 30, 2007.
As set forth in the table on page 58, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in the third quarter of 2008 as compared to previous periods. A substantial portion of the Bank’s consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, as discussed in the Bank’s 2007 10-K, during periods in which short-term rates are volatile (as they were in the latter part of the third quarter of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when 3-month LIBOR rates increase dramatically between the reset date and the valuation date (as they did during the third quarter of 2008), discounting the lower coupon rate cash flows of the floating rate leg at the prevailing higher rate until the swap’s next reset date can result in ineffectiveness-related gains that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. As of September 30, 2008, the Bank had $40.2 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. Between September 15, 2008 and September 30, 2008, 3-month LIBOR rates increased by 123 basis points, from 2.82 percent to 4.05 percent, which resulted in ineffectiveness-related gains of $60.9 million and $67.0 million for the three and nine months ended September 30, 2008. Because the Bank typically holds its interest rate swaps to call or maturity, these unrealized ineffectiveness-related gains are expected to be transitory, meaning that they will reverse in future periods in the form of unrealized ineffectiveness-related losses, which will negatively impact the Bank’s earnings in those periods. The timing of this reversal will depend upon the level and volatility of future 3-month LIBOR rates and the timing of changes in 3-month LIBOR rates relative to the reset dates on the subject interest rate swaps.
Because the Bank has a much smaller balance of swapped assets and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities. As of September 30, 2008, the Bank had approximately $11.0 billion of its assets in fair value hedge relationships, of which $9.7 billion qualified for the short-cut method of accounting, in which an assumption can be made that the change in fair value of the hedged item exactly offsets the change in value of the related derivative.
For a discussion of the sales of available-for-sale securities (which occurred during the second quarter of 2008) and the other-than-temporary impairment of an available-for-sale security (which was recognized in the third quarter of 2008), see the section above entitled “Financial Condition - Investment Securities.”
In the preceding table, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees which, for the three and nine months ended September 30, 2008, were partially offset by a $1.0 million charge to fully reserve amounts owed to the Bank by Lehman Brothers Special Financing, Inc. Letter of credit fees totaled $1.5 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, letter of credit fees totaled $4.3 million and $3.0 million, respectively. At September 30, 2008 and December 31, 2007, outstanding letters of credit totaled $5.0 billion and $3.9 billion, respectively. For more information regarding the amount receivable from Lehman Brothers Special Financing, Inc., see the section above entitled “Financial Condition — Derivatives and Hedging Activities.”
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency/Board and the Office of Finance, totaled $15.1 million and $46.8 million for the three and nine months ended September 30, 2008, respectively, compared to $13.3 million and $40.0 million for the corresponding periods in 2007.
Compensation and benefits were $8.1 million and $25.3 million for the three and nine months ended September 30, 2008, respectively, compared to $7.4 million and $22.6 million for the corresponding periods in 2007. The increases of $0.7 million and $2.7 million, respectively, were due in part to an increase in the Bank’s average headcount, higher expenses relating to the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions, and cost-of-living and merit increases. The Bank’s average headcount increased from 178 and 175 employees during the three and nine months ended September 30, 2007, respectively, to 186 and 181 employees during the corresponding periods in 2008. At September 30, 2008, the Bank employed 186 people.
Other operating expenses for the three and nine months ended September 30, 2008 were $6.1 million and $18.9 million, respectively, compared to $5.1 million and $14.9 million, respectively, for the corresponding periods in 2007. During the third quarter of 2008, the Bank made charitable donations of $500,000 each to The Salvation Army and the American Red Cross. These donations were made to support the relief efforts in areas affected by Hurricanes Gustav and Ike. Similar donations were not made during the nine months ended September 30, 2007. In late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by these hurricanes. The Bank currently expects that some or all of these funds will likely be disbursed during the fourth quarter of 2008 and the first quarter of 2009. The remaining increase in other operating expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due to the costs associated with the Bank’s potential merger with the FHLBank of Chicago. From mid-2007 to April 2008, the Bank and the FHLBank of Chicago were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination. Previously, the direct costs associated with the potential combination were deferred and included in other assets in the Bank’s statement of condition. As of December 31, 2007, these costs approximated $2.5 million.

The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Board, the Office of Finance and, commencing July 30, 2008, the Finance Agency. The Bank’s share of these expenses totaled $866,000 and $2,579,000 for the three and nine months ended September 30, 2008, respectively, compared to $826,000 and $2,517,000 for the corresponding periods in 2007.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. Historically, the AHP has provided grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended September 30, 2008 and 2007, the Bank’s AHP assessments totaled $8.4 million and $3.8 million, respectively. The Bank’s AHP assessments totaled $16.4 million and $11.2 million for the nine months ended September 30, 2008 and 2007, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended September 30, 2008 and 2007, the Bank charged $18.8 million and $8.2 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $36.7 million and $24.1 million for the nine months ended September 30, 2008 and 2007, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2007 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2008. The discussion below expands the disclosure in the Bank’s 2007 10-K to reflect the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).
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
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs are used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale, which include U.S. agency debt securities, U.S. agency mortgage-backed securities and one non-agency commercial mortgage-backed security.
Level 3 Inputs - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets or liabilities that are carried at fair value are measured using Level 3 inputs.
The fair values of the Bank’s assets and liabilities that are carried at fair value are estimated based upon quoted market prices where available. However, most of the Bank’s financial instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. In these cases, such values are generally estimated using pricing models and inputs that are observable for the asset or liability, either directly or indirectly. In those limited cases where a pricing model is not used, non-binding fair value estimates are obtained from dealers and corroborated through other means. The assumptions and inputs used have a significant effect on the reported carrying values of assets and liabilities and the related income and expense. The use of different assumptions/inputs could result in materially different net income and reported carrying values.
The Bank’s fair value measurement methodologies for assets and liabilities that are carried at fair value are more fully described in “Item 1 — Financial Statements” (specifically, Note 11 beginning on page 21 of this report).
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying SFAS 133, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in LIBOR, the designated benchmark interest rate (hereinafter referred to as “changes in the benchmark fair values”). For most of these instruments, such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves, estimated prepayment speeds and volatility) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
In the case of substantially all of its held-to-maturity securities, the Bank obtains non-binding fair value estimates from various dealers (for each security, one dealer estimate is received). These estimates are reviewed for reasonableness using the Bank’s pricing model and/or by comparing estimates for similar securities.
The Bank’s pricing model is subject to annual independent validation and the Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner. As more fully discussed in “Part I / Item 4 — Controls and Procedures,” the Bank implemented a new pricing model during the third quarter of 2008.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time to time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ anticipated credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes. Overnight federal funds typically comprise the large majority of the portfolio. At September 30, 2008, the Bank’s short-term investments, which were comprised entirely of overnight federal funds sold to domestic counterparties, totaled $6.0 billion.

The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. Historically, the FHLBanks have issued debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has had access to this market on a continual basis during the business day to acquire funds to meet its needs. However, during the third quarter of 2008, market conditions reduced investor demand for long-term debt issued by the FHLBanks, which led to substantially increased costs and significantly reduced availability of this funding source. At the same time, demand increased for short-term, high-quality assets such as FHLBank discount notes and short-term bonds. As a result, the Bank relied much more heavily on the issuance of discount notes and, to a lesser extent, on short-term bullet and floating-rate bonds in order to meet its funding needs during the quarter.
In addition to the liquidity provided from the proceeds of the issuance of consolidated obligations, the Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments). In addition, the Bank has access to borrowings (typically short-term) from the other FHLBanks.
As discussed more fully in the Bank’s 2007 10-K, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”) on June 23, 2006. The Contingency Agreement and related procedures were entered into in order to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. Specifically, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Contingency Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. A FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Contingency Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Contingency Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”). Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
In addition to the funding sources described above, on September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements with the United States Department of the Treasury (the “Treasury”) in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The Housing and Economic Recovery Act of 2008 provided the Treasury with the authority to establish the GSECF, which is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Under these lending agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the agreements, if any, would be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The lending agreements terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date. For more information on the GSECF, see the section below entitled “Legislative and Regulatory Developments.” To date, none of the FHLBanks have borrowed under the GSECF.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the nine months ended September 30, 2008, the Bank assumed consolidated obligation bonds from the FHLBank of Seattle with a par value of $135.9 million. During the nine months ended September 30, 2007, the Bank assumed consolidated obligation bonds from the FHLBank of New York with a par value of $323 million. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended September 30, 2008 and 2007.
The Bank manages its liquidity to ensure that, at a minimum, it has sufficient funds to meet operational and contingent liquidity requirements. When measuring its liquidity for these purposes, the Bank includes only contractual cash flows and the amount of funds it estimates would be available in the event the Bank were to use securities held in its long-term investment portfolio as collateral for repurchase agreements. While it believes purchased federal funds might be available as a source of funds, it does not include this potential source of funds in its calculations of available liquidity.
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day, plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day, without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2008, the Bank’s estimated operational liquidity requirement was $2.0 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $13.5 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2008, the Bank’s estimated contingent liquidity requirement was $4.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $11.3 billion.
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and, despite current market conditions, the Bank does not currently believe that its ability to issue consolidated obligations will be impeded to that extent in the future. If, however, the Bank were unable to issue consolidated obligations for an extended period of time, the Bank would eventually exhaust the availability of purchased federal funds (including borrowings from other FHLBanks) and repurchase agreements as sources of funds. It is also possible that an event (such as a natural disaster) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements.
Under those circumstances, to the extent that the balance of principal and interest that came due on the Bank’s debt obligations and the funds needed to pay its operating expenses exceeded the cash inflows from its interest-earning assets and proceeds from maturing assets, and if access to the market for consolidated obligations was not again available, the Bank would seek to access funding under the Contingency Agreement to repay any principal and interest due on its consolidated obligations. However, if the Bank were unable to raise funds by issuing consolidated obligations, it is likely that the other FHLBanks would have similar difficulties issuing debt. If funds were not available under the Contingency Agreement, the Bank would be able to finance its operations, through December 31, 2009, only through borrowings under the GSECF. It is not clear if, or to what extent, borrowings under the GSECF would be available to fund growth in member advances. Currently, the Bank has no intentions to access funding under the GSECF.
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2007 is provided in the Bank’s 2007 10-K. In the normal course of business, the Bank’s outstanding balance of consolidated obligation bonds fluctuates from period to period. However, as more fully discussed in the section above entitled “Financial Condition - Consolidated Obligations and Deposits,” recent credit market conditions have diminished investors’ demand for the Bank’s longer term debt while at the same time increasing demand for its short-term debt. As a result, the proportion of the Bank’s non-callable, short-term bullet and floating-rate debt has increased. This shift to shorter maturity debt has significantly increased the proportion of outstanding consolidated obligation bonds with maturities of one year or less. At September 30, 2008, the Bank had outstanding $32.9 billion (par value) of consolidated obligation bonds with a contractual maturity of one year or less compared to $9.9 billion (par value) of consolidated obligation bonds outstanding at December 31, 2007. These amounts represented 60 percent and 30 percent, respectively, of the par value of bonds outstanding as of those dates. There have been no other substantial changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2008.
Legislative and Regulatory Developments
Housing and Economic Recovery Act
On July 30, 2008, President George W. Bush signed into law the Housing and Economic Recovery Act of 2008 (the “HER Act”). As more fully discussed below, among other things, this legislation:
•	establishes the Finance Agency effective on the date of enactment of the HER Act to regulate (i) Fannie Mae and Freddie Mac (collectively, the “Enterprises”) and (ii) the FHLBanks (together with the Enterprises, the “Regulated Entities”);

•	eliminates the Office of Federal Housing Enterprise Oversight (“OFHEO”) and the Finance Board no later than one year after enactment and restricts their activities during such period to those necessary to wind up their affairs (on October 27, 2008, the Finance Agency announced that the formal integration of OFHEO and the Finance Board into the Finance Agency had been completed);

•	establishes a director (“Director”) of the Finance Agency with broad authority over the Regulated Entities;

•	amends certain aspects of the FHLBanks’ corporate governance;

•	authorizes voluntary mergers of FHLBanks with the approval of the Director and permits the Director to liquidate a FHLBank, in either case even if the result is fewer than eight FHLBanks (prior law required that there be no fewer than eight and no more than 12 FHLBanks);

•	makes, or requires the Director to study and report on, other changes regarding the membership and activities of the FHLBanks;

•	provides that all regulations, orders, directives and determinations issued by the Finance Board and OFHEO prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director; and

•	grants the Secretary of the Treasury the temporary authority (through December 31, 2009 and subject to certain conditions) to purchase obligations and other securities issued by Fannie Mae, Freddie Mac, and the FHLBanks.
The HER Act requires the Finance Agency to issue a number of regulations, orders and reports. Since the enactment of the HER Act, the Finance Agency has promulgated regulations regarding several provisions of the HER Act, which regulations are summarized below under the applicable provisions of the HER Act.
Structure of the Finance Agency
The Director of the Finance Agency will be appointed by the President of the United States and confirmed by the Senate, and will serve a five-year term. He or she may be removed only for cause. The HER Act provides that the Director of OFHEO at the time of enactment shall serve as the Director of the Finance Agency until a permanent Director is appointed and confirmed. At the date of this report, a permanent director has not yet been appointed and confirmed.
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
Assessments
The Bank will be responsible for its share of the operating expenses for the Finance Agency.
On September 30, 2008, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose assessments on the Regulated Entities (the “Assessments Rule”). Pursuant to the Assessments Rule, the Director will establish annual assessments on the Regulated Entities in an amount sufficient to provide for the payment of the Finance Agency’s costs and expenses and to maintain a working capital fund. The Assessments Rule sets forth a non-exhaustive list of potential costs and expenses of the Finance Agency, including expenses of examination of the Regulated Entities. The Finance Agency will use the working capital fund as an operating reserve and to provide for the payment of large or multiyear capital and operations expenditures, as well as unanticipated expenses.
The Director will allocate the annual assessment between the Enterprises and the FHLBanks, with the FHLBanks paying proportional shares of the assessment sufficient to provide for payment of the costs and expenses relating to the FHLBanks, as determined by the Director. Each FHLBank will be required to pay a pro rata share of the annual assessment allocated to the FHLBanks based on the ratio between the FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. A FHLBank’s minimum required regulatory capital is the highest amount of capital necessary for a FHLBank to comply with any of the capital requirements established by the Director and applicable to the FHLBank.
At least 30 days before the beginning of the fiscal year, the Director will provide written notice to each Regulated Entity of the projected budget for the Finance Agency for that upcoming fiscal year. The Director will also provide, before the beginning of an upcoming fiscal year, notice to each Regulated Entity of the annual assessment for and the payments to the Finance Agency from that Regulated Entity applicable to that fiscal year. Each Regulated Entity (including each FHLBank) is required to pay the annual assessment in two payments that are due on or before October 1 and April 1. A Regulated Entity can request a review by the Director of a proposed assessment or payment. The review is at the Director’s discretion and the Director’s determination regarding the assessment or payment is final. The review also does not suspend a Regulated Entity’s semiannual payment requirement, unless otherwise provided by the Director.
The Director may, at his or her discretion, increase the amount of a Regulated Entity’s semiannual payment (i) if the Regulated Entity is not classified as adequately capitalized (to pay additional estimated costs of regulation of that Regulated Entity) or (ii) to cover costs of enforcement activities related to that Regulated Entity. The Director may also, at any time, collect an additional assessment from a Regulated Entity to otherwise cover the estimated amount of any deficiency for a semiannual period as a result of increased costs of regulation of a Regulated Entity. The Director may require the Regulated Entity to pay such additional assessment immediately, rather than through an increase of the Regulated Entity’s semiannual payment. The Director may assess interest and penalties on any delinquent assessment payment and may enforce an assessment payment through a cease-and-desist proceeding or through civil money penalties.
The Director will credit to the Regulated Entities any surplus funds collected through the annual assessment by reducing the following semiannual payment by the amount of the surplus funds. The Director will, unless he or she determines otherwise, allocate surplus funds to the Regulated Entities in the same proportion in which they were collected. To the extent that any surplus funds represent an assessment made to fund the Finance Agency’s working capital fund, the Director will remit those surplus funds to the Regulated Entities in the same proportions as paid under the most recent annual assessment. Any amount remaining from an additional assessment imposed on a Regulated Entity, as discussed above, and the semiannual payments at the end of any semiannual period during which an additional assessment is made will be deducted pro rata (based upon the amount of the additional assessments) from the following semiannual payment for that Regulated Entity.
Authority of the Director
The Director has broad authority to regulate the Regulated Entities, including the authority to set capital requirements, seek prompt corrective action, bring enforcement actions, put a Regulated Entity into receivership, and levy fines against the Regulated Entities and entity-affiliated parties. The HER Act defines an “entity-affiliated party” to include (i) officers, directors, employees, agents, and controlling shareholders of a Regulated Entity; (ii) any shareholder, affiliate, consultant, joint venture partner, and any other person that the Director determines participates in the conduct of the Regulated Entity’s affairs; (iii) any independent contractor of a Regulated Entity that knowingly or recklessly participates in any violation of law or regulation, any breach of fiduciary duty, or any unsafe or unsound practice; (iv) any not-for-profit corporation that receives its principal funding, on an ongoing basis, from any Regulated Entity; and (v) the Office of Finance.
The HER Act allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If a Regulated Entity is undercapitalized, the Director may also restrict executive compensation. Through December 31, 2009, the Director has additional authority in certain circumstances to approve, disapprove or modify the compensation of executives of the Regulated Entities.
The Director may also prohibit or limit, by regulation or order, any indemnification payment or golden parachute payment. The HER Act defines an “indemnification payment” as any payment (or any agreement to make any payment) by any Regulated Entity for the benefit of any person who is or was an affiliated party, to pay or reimburse such person for any liability or legal expense with regard to any administrative proceeding or civil action instituted by the Finance Agency that results in a final order under which such person (i) is assessed a civil money penalty; (ii) is removed or prohibited from participating in the conduct of the affairs of the Regulated Entity; or (iii) is required to take any affirmative action to correct certain conditions resulting from violations or practices, by order of the Director.
The HER Act defines a “golden parachute payment” as any payment (or any agreement to make any payment) in the nature of compensation by a Regulated Entity for the benefit of any affiliated party that (i) is contingent on the termination of such party’s affiliation with the Regulated Entity and (ii) is received on or after the date on which one of the following events occurs (a “triggering event”): (a) the Regulated Entity became insolvent; (b) a conservator or receiver is appointed for the Regulated Entity; or (c) the Director determines that the Regulated Entity is in a troubled condition (as defined in the regulations of the Director). Additionally, any payment that would be a golden parachute payment but for the fact that such payment was made before the date that a triggering event occurred will be treated as a golden parachute payment if the payment was made in contemplation of the triggering event. The following types of payments are excluded from the definition of “golden parachute payment”: (i) any payment made pursuant to a retirement plan that is qualified under section 401 of the Internal Revenue Code of 1986, or other nondiscriminatory benefit plan; (ii) any payment made pursuant to a bona fide deferred compensation plan or arrangement that the Director determines, by regulation or order, to be permissible; or (iii) any payment made by reason of the death or disability of an affiliated party.
On September 16, 2008, the Finance Agency issued an interim final regulation, with a request for comments, setting forth factors to be considered by the Director in acting upon the Director’s authority to limit indemnification payments and golden parachute payments. The Finance Agency subsequently issued on September 19, 2008 and September 23, 2008, correcting amendments to the interim final regulation, one effect of which was to rescind the portion of the interim final regulation relating to indemnification payments. The Finance Agency stated that it would address indemnification payments in a separate rulemaking, which rulemaking is discussed below. The portion of the interim final regulation relating to golden parachute payments remains effective (the “Golden Parachute Regulation”). The Golden Parachute Regulation was effective September 23, 2008 and the Finance Agency accepted comments on the Golden Parachute Regulation that were received on or before October 31, 2008.
Similar to the HER Act, the Golden Parachute Regulation defines a “golden parachute payment” as any payment (or any agreement to make any payment) in the nature of compensation by any Regulated Entity for the benefit of any current entity-affiliated party that (i) is contingent on, or by its terms is payable on or after, the termination of such party’s primary employment or affiliation with the Regulated Entity and (ii) is received on or after the date on which one of the following events occurs (a “triggering event”): (a) the Regulated Entity became insolvent; (b) any conservator or receiver is appointed for the Regulated Entity; or (c) the Director determines that the Regulated Entity is in a troubled condition. Additionally, any payment that would be a golden parachute payment but for the fact that such payment was made before the date that a triggering event occurred will be treated as a golden parachute payment if the payment was made in contemplation of the triggering event. The following types of payments are excluded from the definition of “golden parachute payment” under the Golden Parachute Regulation: (i) any payment made pursuant to a retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to a bona fide deferred compensation plan or arrangement that the Director determines, by regulation or order, to be permissible; or (iii) any payment made by reason of death or by reason of termination caused by the disability of an entity-affiliated party.
The Golden Parachute Regulation defines the term “entity-affiliated party” as it is defined in the HER Act, as set forth above. A Regulated Entity is in a “troubled condition,” as defined by the Golden Parachute Regulation, if the Regulated Entity (i) is subject to a cease-and-desist order or written agreement issued by the Finance Agency that requires action to improve the financial condition of the Regulated Entity or is subject to a proceeding initiated by the Director contemplating the issuance of an order that requires action to improve the financial condition of the Regulated Entity, unless otherwise informed in writing by the Finance Agency; or (ii) is informed in writing by the Director that it is in a troubled condition on the basis of the Regulated Entity’s most recent report of examination or other information available to the Finance Agency.
In determining whether to prohibit or limit a golden parachute payment, the Golden Parachute Regulation requires the Director to consider the following factors: (i) whether there is a reasonable basis to believe that an entity-affiliated party has committed any fraudulent act or omission, breach of trust or fiduciary duty, or insider abuse with regard to the Regulated Entity that has had a material effect on the financial condition of the Regulated Entity; (ii) whether there is a reasonable basis to believe that the entity-affiliated party is substantially responsible for the insolvency of the Regulated Entity, or the troubled condition of the Regulated Entity; (iii) whether there is a reasonable basis to believe that the entity-affiliated party has materially violated any applicable provision of Federal or State law or regulation that has had a material effect on the financial condition of the Regulated Entity; (iv) whether the entity-affiliated party was in a position of managerial or fiduciary responsibility; (v) the length of time that the party was affiliated with the Regulated Entity, and the degree to which the payment reasonably reflects compensation earned over the period of employment and the compensation involved represents a reasonable payment for services rendered; and (vi) any other factor the Director determines is relevant to the facts and circumstances surrounding the golden parachute payment.
On November 14, 2008, the Finance Agency proposed to amend the Golden Parachute Regulation to include provisions addressing prohibited and permissible indemnification payments (the “Indemnification Regulation”). Among other things, the Indemnification Regulation would prohibit a Regulated Entity from making any payment (or any agreement to make any payment) for the benefit of any person who is or was an entity-affiliated party, to pay or reimburse such person for any civil money penalty or judgment resulting from any administrative or civil action instituted by the Finance Agency, or for any other liability or legal expense with regard to any administrative proceeding or civil action instituted by the Finance Agency that results in a final order or settlement pursuant to which such person (i) is assessed a civil money penalty; (ii) is removed from office or prohibited from participating in the conduct of the affairs of the Regulated Entity; or (iii) is required to cease and desist from or take certain affirmative actions with respect to the Regulated Entity. The Finance Agency will accept comments on the Indemnification Regulation that are received on or before December 29, 2008.
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
Corporate Governance of the FHLBanks
Under the HER Act, each FHLBank will be governed by a board of directors of 13 persons or so many persons as the Director may determine. The HER Act divides directors of FHLBanks into two classes. The first class is comprised of “member” directors elected by the members of each State in the FHLBank’s district to fill directorships determined based on the number of shares of capital stock held by members located in the State to be represented by the directorship, subject to the same limitations with regard to excess shares that applied prior to the enactment of the HER Act (states continue to be guaranteed at least the number of directors that were assigned to them under the law in effect at December 31, 1960). The second class is comprised of “independent” directors who will be nominated by a FHLBank’s board of directors, after consultation with its Advisory Council, and elected by the FHLBank’s members at-large.

As required by the HER Act, on September 26, 2008, the Finance Agency issued an interim final regulation with request for comments regarding the eligibility and election of individuals to serve on the boards of directors of the FHLBanks (the “Director Regulation”). The Director Regulation was effective September 26, 2008 and the Finance Agency will accept comments on the Director Regulation that are received on or before November 25, 2008.
Pursuant to the HER Act and the Director Regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. As determined by a FHLBank, at least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The remainder of the independent directors must have demonstrated knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; and the law. The independent director’s knowledge of or experience in the above areas should be commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the FHLBank on whose board the director serves.
Prior law called for 14 (one more than under the HER Act) directors or so many as the Finance Board might determine. Of the 14 directors, eight were, under the prior law, “elective” directors chosen by the members of each State and six were “appointive” directors appointed by the Finance Board, which in recent years sought, but was not bound by, nominations to fill such directorships submitted by the FHLBanks pursuant to applicable regulations. Under prior law, if the Finance Board increased the number of directors, it was required to keep the ratio of appointive to elective directors at 75 percent. The Bank currently has 11 member directors and eight independent directors. By Order of the Finance Agency on September 8, 2008 (the “Order”), the Director designated that, for 2009, the Bank will have 10 member directors and seven independent directors. With respect to the director elections that the Bank is currently conducting during calendar year 2008, for terms beginning January 1, 2009, the Order designated that two member directors will be elected in Texas, one member director will be elected in Louisiana, and one independent director will be elected. Previously, on May 14, 2008, the Finance Board had designated that, for purposes of the current elections, the Bank would have 11 elected (now member) directors and 8 appointed (now independent) directors, with three elected directors to be elected in Texas, one elected director to be elected in Louisiana, and two appointed directors to be appointed by the Finance Board.
The term of office of each directorship commencing on or after January 1, 2009 will be four years, except as adjusted by the Finance Agency in order to achieve a staggered board of directors (such that approximately one-fourth of the terms expire each year). Each of the directors of the Bank that will be elected for terms beginning January 1, 2009 will serve a four-year term. The HER Act, as clarified by the Director Regulation, did not change the terms of office of existing FHLBank directors, which directors will remain directors until completion of their current terms of office.
With respect to the eligibility and election of member directors, the HER Act and the Director Regulation are essentially the same as the Federal Home Loan Bank Act prior to amendment by the HER Act and the Finance Board’s regulation regarding elected (now member) director eligibility and elections.
With respect to the eligibility of independent directors, the Director Regulation clarifies and expands the provisions of the HER Act to provide that an independent director may not serve as an officer, employee, or director of any member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. Any officer position, employee position or directorship of the director’s spouse is attributed to the director. Service as an officer, employee or director of a holding company that controls one or more members of, or recipients of advances from, the FHLBank is permitted if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis.
As stated above, independent directors are now nominated by a FHLBank’s board of directors after consultation with its Advisory Council. Any individual who seeks to be an independent director of the board of directors of a FHLBank may deliver to the FHLBank, on or before the deadline set by the FHLBank, an executed independent director application form prescribed by the Finance Agency. In addition to the independent director election provisions set forth in the HER Act and in the Director Regulation, each FHLBank must include in its bylaws the procedures it intends to use for the nomination and election of independent directors. Before announcing any independent director nominee, a FHLBank must deliver to the Finance Agency a copy of the independent director application forms executed by the individuals proposed to be nominated for independent directorships by the board of directors of the FHLBank.
FHLBanks will conduct elections for independent directorships in conjunction with elections for member directorships. Independent directors will be elected by a plurality of the FHLBank’s members at-large; in other words, all eligible members in each State in the FHLBank’s district will vote on the nominees for independent directorships. A nominee for an independent directorship must receive, however, at least 20 percent of the number of votes eligible to be cast in the election to be elected. If any independent directorship is not filled through this initial election process, the FHLBank must conduct the election process again until a nominee receives at least 20 percent of the votes eligible to be cast in the election.
For the director elections that a FHLBank is currently conducting during calendar year 2008, for terms beginning on January 1, 2009, the Director Regulation contains a temporary rule providing the FHLBanks flexibility in their scheduling of the required actions for those elections. The temporary rule will expire December 31, 2008.
The HER Act also repeals the prior statutory limits on compensation of directors of FHLBanks.
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
Loans for community development activities were added to loans for small business, small farm, and small agri-business as permissible purposes for long-term advances to CFIs. The Bank has not yet determined the effect on the Bank of the inclusion of loans for community development activities by CFIs as loans eligible to support long-term advances.
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
Study of Securitization of Home Mortgage Loans by the FHLBanks
Within one year of enactment of the HER Act, the Director is to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the Acquired Member Assets (“AMA”) programs of the FHLBanks. In conducting this study, the Director is required to consider (i) the benefits and risks associated with securitization of AMA, (ii) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (iii) the ability of the FHLBanks to manage the risks associated with securitization, (iv) the impact of such securitization on the existing activities of the FHLBanks, including their mortgage portfolios and advances, and (v) the joint and several liability of the FHLBanks and the cooperative structure of the FHLBank System. In conducting the study, the Director is required to consult with the FHLBanks, the Office of Finance, representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed.
Study of FHLBank Advances
Within one year of enactment of the HER Act, the Director is required to conduct a study and submit a report to Congress regarding the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006. The study must consider any recommended actions necessary to ensure that the FHLBanks are not supporting loans with predatory characteristics and provide an opportunity for public comment on any recommended actions.
AHP Funds to Support Refinancing of Certain Residential Mortgage Loans
For a period of two years following enactment of the HER Act, FHLBanks are authorized to use a portion of their Affordable Housing Program (“AHP”) funds to support the refinancing of residential mortgage loans owed by families with incomes at or below 80 percent of the median income for the areas in which they reside.
As required by the HER Act, on October 17, 2008, the Finance Agency issued an interim final rule with request for comments regarding the FHLBanks’ mortgage refinancing authority (the “Mortgage Refinancing Rule”). The Finance Agency will accept comments on the Mortgage Refinancing Rule that are received on or before December 16, 2008.
The Mortgage Refinancing Rule amends the current AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan. A loan is eligible to be refinanced with an AHP grant if the loan is secured by a first mortgage on the household’s primary residence and the loan is refinanced under the Federal Housing Administration’s (“FHA”) HOPE for Homeowners Program. The HOPE for Homeowners Program was established pursuant to Title IV of the HER Act. Under the HOPE for Homeowners Program, FHA-approved lenders may refinance loans that will qualify for FHA insurance if the amount of the loan is reduced to no more than 90 percent of the currently appraised value of the property.
A FHLBank’s member may provide the AHP grant to reduce the outstanding principal balance of the loan below the maximum loan-to-value ratio required under the HOPE for Homeowners Program (i.e., no more than 90 percent of the currently appraised value of the property) in order to make the refinanced loan affordable to the household by enabling the household to meet the HOPE for Homeowners Program’s debt-to-income standards for a low- to moderate-income household (which debt-to-income standard is 31 percent). Alternatively, or in addition to the use of an AHP grant to reduce the outstanding principal balance of the loan, a FHLBank’s member may provide the AHP grant to pay FHA-approved loan closing costs.
A FHLBank may provide the AHP grant to members that are FHA-approved lenders or, in the FHLBank’s discretion after consultation with the FHLBank’s Advisory Council and determining that such action would be in the best interest of households in the FHLBank’s district, to members that provide the AHP grant to FHA-approved lenders that are not members of the FHLBank.
The current AHP regulation authorizes a FHLBank, in its discretion, to set aside annually up to the greater of $4.5 million or 35 percent of the FHLBank’s annual required AHP contribution to provide funds to members participating in homeownership set-aside programs. One-third of this set-aside amount is required to be allocated to programs to assist first-time homebuyers. The Mortgage Refinancing Rule allows a FHLBank to allocate its entire set-aside amount to a mortgage refinancing homeownership set-aside program.
The FHLBanks’ authority under the Mortgage Refinancing Rule to establish and provide AHP grants under a mortgage refinancing homeownership set-aside program expires on July 30, 2010.
Letters of Credit to Guarantee Municipal Bonds
Under prior law, FHLBanks’ guarantees of municipal bonds were limited to bonds issued to finance housing. Subject to certain conditions, FHLBanks are authorized under the HER Act to guarantee municipal bonds in connection with the original issuance of a bond during the period from enactment of the HER Act to December 31, 2010, without regard to the use of the proceeds of such issuances, and to renew or extend any such guarantee.

Minorities, Women, and Diversity in the Workforce
The HER Act requires each Regulated Entity to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices.
Joint Offices
The HER Act repeals the provision in prior law that prohibited the FHLBanks from establishing any joint offices other than the Office of Finance. At the present time, the Bank does not plan to establish any joint office with one or more FHLBanks.
Temporary Authority of the Secretary of the Treasury
The HER Act grants the Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by the Regulated Entities, if he or she determines that such purchase is necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and to protect the taxpayers. For the FHLBanks, this temporary authorization supplements the existing authority of the Secretary of the Treasury to purchase up to $4 billion of FHLBank obligations. Since 1977, the U.S. Department of the Treasury has not owned any of the FHLBanks’ consolidated obligations under this previous authority.
In connection with the Secretary of the Treasury’s authority under the HER Act, on September 9, 2008, the Bank entered into a Lending Agreement (the “Agreement”) with the United States Department of the Treasury (the “Treasury”). Each of the other 11 FHLBanks has also entered into its own Lending Agreement with the Treasury that is identical to the Agreement entered into by the Bank. The FHLBanks entered into these Lending Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”) that is designed to serve as a contingent source of liquidity for the Regulated Entities.
The Agreement sets forth the terms under which a FHLBank may borrow from and pledge collateral to the Treasury. Under the Agreement, any extensions of credit by the Treasury to the FHLBanks, or any FHLBank, would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the FHLBanks’ Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board.
Loans under the Agreement are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each type of collateral will be discounted as set forth in the Agreement. Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury.
The interest rate applicable to a loan under the Agreement shall be the rate as from time to time established by the Treasury. If all or any portion of the principal and interest on a loan are not paid when due, interest on the unpaid portion shall be calculated at a rate 500 basis points higher than the applicable rate then in effect until the unpaid portion is paid in full. The principal and interest on a loan are immediately due and payable on demand, on the due date and time specified by the Treasury in writing or upon the occurrence of certain events of default. Voluntary prepayments of loans are permissible without penalty, subject to certain conditions pertaining to minimum notice.
The Agreement requires a FHLBank (i) promptly to notify the Treasury if it fails or is about to fail to meet applicable regulatory capital requirements and (ii) to maintain its organizational existence. The Agreement contains restrictions on the ability of a FHLBank to create liens on the collateral or to dispose of the collateral.
The Agreement contains events of default, including nonpayment of principal, interest, fees or other amounts owed to the Treasury when due; violation of covenants; the occurrence of certain bankruptcy events; inaccuracy of representations and warranties; the actual or asserted invalidity of any loan document; and encumbrances, levies, judicial seizure of, or an attachment upon the collateral. In addition, it is an event of default if the Secretary of the

Treasury determines that the Treasury’s position is insecure with respect to the financial condition of a FHLBank or the FHLBank’s ability to perform its obligations under the Agreement.
If an event of default occurs and is continuing, the Treasury may debit the FHLBank’s account or set-off any amount owed by the Treasury to the FHLBank; exercise any right of set-off against the FHLBank’s property in the Treasury’s possession or control; take possession of any collateral; and pursue all other remedies available to collect, enforce or satisfy an obligation, including disposing of the collateral or satisfying the amount against any other FHLBank on the basis that the obligation is a consolidated obligation.
The Treasury may amend the Agreement without prior notice at any time. Any amendment of the Agreement by the Treasury will not modify the terms of any loans outstanding at the time of the amendment.
The Agreement terminates on December 31, 2009, but will remain in effect as to any loan outstanding on that date. A FHLBank may terminate its consent to be bound by the Agreement prior to that time so long as no loan is then outstanding to the Treasury.
Other Regulatory Developments
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
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under applicable rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition — Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2007 10-K. At September 30, 2008, the Bank’s total risk-based capital requirement was $512 million, comprised of credit risk, market risk and operations risk capital requirements of $165 million, $229 million and $118 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by applicable rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at September 30, 2008 or December 31, 2007. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2008, the Bank was in compliance with these requirements. The following table summarizes the Bank’s compliance with its regulatory capital requirements as of September 30, 2008 and December 31, 2007.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	September 30, 2008		December 31, 2007
	Required	Actual	Required		Actual
Risk-based capital	$512	$3,689	$438		$2,688

Total capital	$3,429	$3,689	$2,538	(1)	$2,688
Total capital-to-assets ratio	4.00%	4.30%	4.00%		4.24	%(1)

Leverage capital	$4,286	$5,534	$3,173	(1)	$4,032
Leverage capital-to-assets ratio	5.00%	6.45%	5.00%		6.35	%(1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as discussed in “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the applicable capital rules. At all times during the nine months ended September 30, 2008, the Bank’s total capital, as defined by applicable regulations, exceeded the Bank’s minimum capital-to-assets target ratio.
Recently Issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see “Item 1 - Financial Statements” (specifically, Note 2 on page 5 of this report).
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
The terms of member advances, investment securities, and the Bank’s consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Bank makes extensive use of derivative financial instruments, primarily interest rate swaps, to hedge the risk arising from these sources.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2007 through September 2008. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (1)		Up 100 Basis Points(1)		Down 100 Basis Points (1)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)
December 2007	2.556	2.396	-6.27%	2.625	2.67%	2.492	-2.51%	2.604	1.87%

January 2008	2.429	2.224	-8.47%	2.508	3.23%	2.340	-3.67%	2.494	2.65%
February 2008	2.518	2.308	-8.31%	2.593	2.98%	2.425	-3.70%	2.587	2.76%
March 2008	2.597	2.311	-11.02%	2.793	7.53%	2.462	-5.23%	2.721	4.76%

April 2008	2.658	2.346	-11.74%	2.880	8.35%	2.508	-5.64%	2.785	4.78%
May 2008	2.981	2.628	-11.84%	3.261	9.39%	2.810	-5.74%	3.135	5.17%
June 2008	3.021	2.700	-10.63%	3.229	6.89%	2.873	-4.90%	3.145	4.10%

July 2008	2.930	2.662	-9.15%	3.064	4.57%	2.812	-4.03%	3.014	2.87%
August 2008	2.980	2.717	-8.83%	3.127	4.93%	2.861	-3.99%	3.076	3.22%
September 2008	3.176	2.828	-10.96%	3.432	8.06%	3.009	-5.26%	3.340	5.16%

(1)	In the up and down 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.

(2)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the Bank’s estimated market value of equity was more sensitive to changes in interest rates at September 30, 2008 than at December 31, 2007. This increased sensitivity, which is also reflected by an increase in the Bank’s estimated duration of equity over the same period as shown in the table below, is primarily attributable to the increased sensitivity of the estimated value of the Bank’s MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a fixed spread to 1-month LIBOR, the market value of these securities has become more sensitive to changes in interest rates due to the combination of recent increases in spreads, decreases in the absolute level of short-term interest rates, and increases in the sensitivity of estimated prepayments and the embedded coupon caps to changes in interest rates.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2007 through September 2008.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100	Up 200	Down 100	Down 200
December 2007	0.37	(0.30)	0.07	2.18	3.39	4.40	1.16	0.27

January 2008	0.44	(0.32)	0.12	3.21	4.38	5.74	1.79	1.88
February 2008	0.43	(0.31)	0.12	3.35	4.31	5.45	1.65	1.59
March 2008	0.46	(0.28)	0.18	5.20	6.09	7.05	3.88	(0.86)

April 2008	0.46	(0.27)	0.19	5.29	6.25	7.06	4.03	4.32
May 2008	0.47	(0.26)	0.21	5.49	6.30	7.05	4.52	3.15
June 2008	0.47	(0.31)	0.16	4.50	5.61	6.81	3.40	1.64

July 2008	0.48	(0.38)	0.10	2.86	4.18	5.62	2.33	0.04
August 2008	0.51	(0.39)	0.12	3.62	4.62	5.92	2.97	0.30
September 2008	0.55	(0.37)	0.18	5.47	5.97	7.14	4.48	1.51
In the up and down 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.
As shown above, the Bank’s duration of equity lengthened from 2.18 years at December 31, 2007 to 5.47 years at September 30, 2008, indicating that the Bank’s market value of equity is more sensitive to changes in interest rates at September 30, 2008. As discussed above, this lengthening is primarily attributable to the increased sensitivity of the Bank’s MBS portfolio to changes in interest rates.

As described above, duration of equity measures the impact of a parallel shift in interest rates on an entity’s market value of equity but may not be a good metric for measuring changes in value related to non-parallel rate shifts. An alternative measure for that purpose uses key rate durations, which measure portfolio sensitivity to changes in interest rates at particular points on a yield curve. Key rate duration is a specialized form of duration. It is calculated by estimating the change in value due to changing the market rate for one specific maturity point on the yield curve while holding all other variables constant. The sum of the key rate durations across an applicable yield curve is approximately equal to the overall portfolio duration.
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the change in the Bank’s market value of equity for a one percentage point (100 basis point) change in rate for a given maturity. The Bank recently established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations for individual points on the yield curve. The Bank calculates this metric monthly, and has been in compliance with this policy limit at each month end since its adoption.
Counterparty Credit Risk
By entering into interest rate exchange agreements, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among many highly rated counterparties, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2008 and December 31, 2007.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Cash
Credit	Number of	Notional	Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)	Exposure	Held	Due(3)	After Collateral
September 30, 2008
Aaa	3	$18,618.4	$15.8	$9.0	$6.8	$—
Aa(4)	12	44,369.8	129.6	113.3	16.3	—
A	2	9,789.0	36.2	32.0	4.2	—
Excess collateral(5)	—	—	—	2.7	—	—

Total	17	$72,777.2	$181.6	$157.0	$27.3	$—

December 31, 2007
Aaa	5	$13,366.3	$17.9	$10.5	$7.4	$—
Aa(4)	10	17,362.3	68.4	45.8	22.6	—
A	3	10,240.0	47.3	47.0	0.3	—
Excess collateral(5)	—	—	—	1.0	—	—

Total	18	$40,968.6	$133.6	$104.3	$30.3	$—

(1)	Credit ratings shown in the table are provided by Moody’s and are as of September 30, 2008 and December 31, 2007, respectively.

(2)	Includes amounts that had not settled as of September 30, 2008 and December 31, 2007.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on September 30, 2008 and December 31, 2007 credit exposures. Cash collateral totaling $35.2 million and $29.9 million was delivered under these agreements in early October 2008 and early January 2008, respectively.

(4)	The figures for Aa-rated counterparties as of September 30, 2008 and December 31, 2007 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $0.2 billion and $1.7 billion as of September 30, 2008 and December 31, 2007, respectively, and did not represent a credit exposure to the Bank at either of those dates. In addition, the figures for Aa-rated counterparties as of September 30, 2008 and December 31, 2007 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty as of September 30, 2008 and December 31, 2007 had an aggregate notional principal of $0.1 billion and $0.2 billion, respectively. These transactions represented a credit exposure of $0.9 million and $2.0 million to the Bank as of September 30, 2008 and December 31, 2007, respectively.

(5)	Excess collateral represents cash collateral held by the Bank in excess of the Bank’s exposure to certain counterparties as of September 30, 2008 and December 31, 2007.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2008, the Bank implemented a new pricing model which was used to produce certain fair value information contained in its financial statements for such period. The implementation of this new pricing model required the Bank to modify certain aspects of its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Bank performed extensive pre- and post-implementation testing to provide reasonable assurance regarding the effectiveness of those controls.

There were no other changes in the Bank’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following is intended to provide updated information with regard to specific risk factors included in our 2007 10-K filed with the Securities and Exchange Commission on March 28, 2008. The balance of the risk factors contained in our 2007 10-K also remain applicable to our business.
Exposure to credit risk could have a negative impact on our income and financial performance.
Disclosure Provided in Our 2007 10-K
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
Update to Disclosure in Our 2007 10-K
In recent months, delinquencies and losses with respect to residential mortgage loans, particularly option adjustable-rate mortgage loans, have generally increased. In addition, residential property values in many states have declined after extended periods during which those values appreciated. If delinquency and/or default rates on residential mortgage loans continue to increase, and/or there is a continued decline in residential real estate values, we could experience reduced yields or losses on our investments in private label (non-agency) residential mortgage-backed securities.
The number of our member institutions exhibiting significant financial stress has increased somewhat in recent months. On November 7, 2008, one of our 10 largest borrowers failed and its advances were repaid in full by the Federal Deposit Insurance Corporation (“FDIC”) on November 12, 2008. If more member institutions fail, and if the FDIC (or other receiver) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. If that were the case, the proceeds realized from the liquidation of the pledged collateral might not be sufficient to fully satisfy the amount of the failed institution’s obligations. In any event, the reduction in business volume due to the failure of one or more of our larger borrowers could have a negative impact on our return on capital stock.
Loss of large members or borrowers could result in lower investment returns and higher borrowing rates for remaining members.
Disclosure Provided in Our 2007 10-K
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

Update to Disclosure in Our 2007 10-K
On October 3, 2008, Wells Fargo & Company (NYSE:WFC) announced that it had signed a definitive agreement to acquire Wachovia Corporation (NYSE:WB), the holding company for Wachovia Bank, FSB (“Wachovia”), our largest borrower and shareholder as of September 30, 2008. Outstanding advances to Wachovia were $25.8 billion at September 30, 2008, which represented 38.0 percent of our total outstanding advances as of that date. Completion of the transaction, which the parties expect to close in the fourth quarter of 2008, is subject to the approval of Wachovia Corporation’s shareholders and customary regulatory approvals. We are currently unable to predict whether Wells Fargo & Company (headquartered in the Eleventh District of the FHLBank System) will maintain Wachovia’s Ninth District charter and, if so, to what extent, if any, it may alter Wachovia’s relationship with us. If Wachovia’s membership in the Bank was terminated and its advances were repaid, we would be negatively impacted. For a more complete discussion of the potential impact that this proposed acquisition could have on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances” in Part I / Item 2 of this quarterly report.
Changes in overall credit conditions and competition for funding may adversely affect our cost of funds.
Disclosure Provided in Our 2007 10-K
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
Update to Disclosure in Our 2007 10-K
Recent events in the credit markets have combined to limit investor demand for longer term debt securities, including FHLBank consolidated obligation bonds, and stimulate demand for high quality short-term debt instruments such as U.S. Treasury securities and FHLBank consolidated obligation discount notes. These credit market events include, but are not limited to, combinations of large commercial banking and investment banking firms and initiatives by the U.S. and other governments to provide support for the credit markets.
These changes in investors’ demand for FHLBank consolidated obligations have increased the cost of our longer term liabilities and reduced the cost of our short-term liabilities. As a result, we have shifted a greater proportion of our recent funding activity to very short-term discount notes, and we are funding relatively longer term assets with those low cost, short-term liabilities. We cannot predict how long current market conditions will continue. If these conditions continued indefinitely, however, the higher cost of longer term liabilities would likely cause us to further increase advances rates, which could adversely affect demand for advances and, in turn, our results of operations if we choose to issue longer term debt at higher rates. Alternatively, continuing to fund longer term assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises significantly to levels above the yield on the assets being funded.
Further, if investors switch their preferences to securities other entities may issue that are guaranteed by the U.S. government and materially limit their demand for our short-term debt (none of our debt is, directly or indirectly, guaranteed by the U.S. government), our ability to fund our operations by accessing the capital markets at economical rates could eventually be compromised, which could require us to access funding under our credit facility with the United States Department of the Treasury. Under those circumstances, we do not know the extent to which funding under that credit facility would be available to fund growth in member advances or what additional conditions might be imposed on us by the Federal Housing Finance Agency. For a more complete discussion of our credit facility with the United States Department of the Treasury, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments - Temporary Authority of the Secretary of the Treasury” in Part I / Item 2 of this quarterly report.

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
Update to Disclosure in Our 2007 10-K
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008. This legislation established the Federal Housing Finance Agency, a new independent agency in the executive branch of the United States Government with responsibility for regulating us. In addition, the legislation made a number of other changes that will affect our activities. Immediately upon enactment of the legislation, all regulations, orders, directives and determinations issued by the Federal Housing Finance Board transferred to the Federal Housing Finance Agency and remain in force unless modified, terminated or set aside by the new regulatory agency. Additionally, the Federal Housing Finance Agency succeeded to all of the discretionary authority possessed by the Federal Housing Finance Board. The legislation calls for the Federal Housing Finance Agency to issue a number of regulations, orders and reports. The Federal Housing Finance Agency has issued regulations regarding certain provisions of the legislation, some of which are subject to public comments and may change. As a result, the full effect of the legislation on our activities will become known only after the Federal Housing Finance Agency’s required regulations, orders and reports are issued and finalized. For a more complete discussion of this legislation and its impact on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments” beginning on page 66 of this report.
In addition, as is the case with any change of Administration or Congress, there is an increased risk of regulatory changes, some of which could adversely affect us.

ITEM 6. EXHIBITS
10.1	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2008 and filed with the Commission on September 9, 2008, which exhibit is incorporated herein by reference).

10.2	Indemnification Agreement between the Registrant and Terry Smith, entered into on July 28, 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas

November 14, 2008	By	/s/ Tom Lewis

Date		Tom Lewis
Senior Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.
10.1	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2008 and filed with the Commission on September 9, 2008, which exhibit is incorporated herein by reference).

10.2	Indemnification Agreement between the Registrant and Terry Smith, entered into on July 28, 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.