Form 10-K
period 2008-12-31
Federal Home Loan Bank of Dallas
filed 2009-03-27
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 28, 2009, the registrant had 29,455,936 shares of its capital stock outstanding. As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $3.131 billion.
Documents Incorporated by Reference: None.

FEDERAL HOME LOAN BANK OF DALLAS

PART I
ITEM 1. BUSINESS
Background
The Federal Home Loan Bank of Dallas (the “Bank”) is one of 12 Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System,” or the “System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each of the 12 FHLBanks is a member-owned cooperative that operates as a separate federally chartered corporation with its own management, employees and board of directors. Each FHLBank helps finance housing, community lending, and community development needs in the specified states in its respective district. Federally insured commercial banks, savings banks, savings and loan associations, and credit unions, as well as insurance companies, are all eligible for membership in the FHLBank of the district in which the institution’s principal place of business is located. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, Community Development Financial Institutions (“CDFIs”) that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank (for a discussion of the HER Act, see the section below entitled “Legislative and Regulatory Developments”). State and local housing authorities that meet certain statutory and regulatory criteria may also borrow from the FHLBanks.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and all 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Each FHLBank loans the funds it raises in the capital markets to its members or uses them for other business purposes. Although consolidated obligations are not obligations of or guaranteed by the United States Government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the favorable rates generally available to GSEs. The FHLBanks’ consolidated debt obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Individually, the Bank has received a deposit rating of Aaa/P-1 from Moody’s and a long-term counterparty credit rating of AAA/A-1+ from S&P. Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
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

Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the HER Act, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency has responsibility to ensure that the FHLBanks: (i) operate in a safe and sound manner (including the maintenance of adequate capital and internal controls); (ii) foster liquid, efficient, competitive and resilient national housing finance markets; (iii) comply with applicable laws, rules, regulations, guidelines and orders (including the HER Act and the FHLB Act); (iv) carry out their statutory mission only through authorized activities; and (v) operate and conduct their activities in a manner that is consistent with the public interest. Consistent with these responsibilities, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provided that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency.
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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which includes Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2008, 2007 and 2006.
MEMBERSHIP SUMMARY

	December 31,
	2008	2007	2006
Commercial banks	759	736	746
Thrifts	85	86	90
Credit unions	60	48	44
Insurance companies	19	16	15

Total members	923	886	895

Housing associates	8	8	8
Non-member borrowers	13	15	13

Total	944	909	916

Community Financial Institutions (“CFIs”) (1)	796	742	760

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2008, 2007 and 2006 based upon the definitions of CFIs that applied as of those dates.

As of December 31, 2008, approximately 86 percent of the Bank’s members were Community Financial Institutions (“CFIs”). CFIs are defined by the HER Act to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. Prior to enactment of the HER Act on July 30, 2008, CFIs were defined by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) to include all FDIC-insured institutions with average total assets over the three prior years of less than $500 million, as adjusted annually for inflation since 1999. For the period from January 1, 2008 through July 29, 2008, CFIs were FDIC-insured institutions with average total assets as of December 31, 2007, 2006 and 2005 of less than $625 million. For the period from July 30, 2008 through December 31, 2008, CFIs were FDIC-insured institutions with average total assets as of December 31, 2007, 2006 and 2005 of less than $1.0 billion. In 2007 and 2006, the average total asset ceiling for CFI designation was $599 million and $587 million, respectively. For 2009, CFIs are FDIC-insured institutions with average total assets as of December 31, 2008, 2007 and 2006 of less than $1.011 billion.
As of December 31, 2008, 2007 and 2006, approximately 67.9 percent, 64.9 percent and 63.1 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances held by those former members. Non-member borrowers are required to hold capital stock to support outstanding advances until the time when those advances have been repaid. The Bank may elect to repurchase excess stock of non-members before the applicable stock redemption period has expired. During the period that their advances remain outstanding, non-member borrowers may not request new advances, nor are they permitted to extend or renew the assumed advances.
The Bank’s membership currently includes the majority of institutions in its district that are eligible to become members. Eligible non-members are primarily smaller institutions that have thus far elected not to join the Bank. For this reason, the Bank does not currently anticipate that a substantial number of additional institutions will become members. In February 2008, Comerica Bank, which had recently relocated its charter to the Ninth District, became a member of the Bank. As of December 31, 2008, Comerica Bank had outstanding advances of $8.0 billion and was the Bank’s second largest borrower and shareholder at that date. To date, no CDFIs have applied for membership in the Bank.
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

Interest Income
The Bank’s interest income is derived from advances, investment activities and, to a far lesser extent, mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2008, 2007 and 2006, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2008	2007	2006

Advances (including prepayment fees)	79.2%	73.2%	75.6%
Investment activities	19.8	25.7	22.8
Mortgage loans held for portfolio	0.9	0.8	1.0
Other	0.1	0.3	0.6

Total	100.0%	100.0%	100.0%

Total interest income (in thousands)	$2,294,736	$2,886,482	$2,889,202

With the exception of interest earned on advances to non-member borrowers, substantially all of the Bank’s interest income from advances is derived from financial institutions domiciled in the Bank’s five-state district. Advances to non-members (and the related interest income) are described below in the “Products and Services” section.
Products and Services
Advances. The Bank’s primary function is to provide its members with a reliable source of secured credit in the form of loans known as advances. The Bank offers advances to its members with a wide variety of terms designed to meet members’ business and risk management needs. Standard offerings include the following types of advances:
Fixed rate, fixed term advances. The Bank offers fixed rate, fixed term advances with maturities ranging from overnight to 20 years, and with maturities as long as 30 years for Community Investment Program advances. Interest is generally paid monthly and principal repaid at maturity for fixed rate, fixed term advances.
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
Floating rate advances. The Bank’s standard advances offerings include term floating rate advances with maturities between one and five years. Borrowers may also request floating rate advances with maturities up to 10 years. Floating rate advances are typically indexed to either one-month LIBOR or three-month LIBOR, and are priced at a constant spread to the relevant index. In addition to longer term floating rate advances, the Bank offers short-term floating rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Floating rate advances may also include embedded features such as caps, floors, provisions for the conversion of the advances to a fixed rate, or non-LIBOR indices.
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
The Bank prices its credit products with the objective of providing benefits of membership that are greatest for those members that use the Bank’s products most actively, while maintaining sufficient profitability to pay dividends at a rate that makes members financially indifferent to holding the Bank’s capital stock and that will allow the Bank to increase its retained earnings over time. Generally, that set of objectives results in small mark-ups over the Bank’s cost of funds for its advances and dividends on capital stock at rates that are at or slightly above the periodic average effective federal funds rate. In keeping with its cooperative philosophy, the Bank provides equal pricing for advances to all members regardless of asset or transaction size, charter type, or geographic location.
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure members’ advances and other extensions of credit. The Bank has not suffered any credit losses on advances in its 76-year history. In accordance with the Bank’s capital plan, members must purchase Class B capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
In order to comply with the requirement to fully secure advances and other extensions of credit to its members, the Bank and its members execute a written security agreement that establishes the Bank’s security interest in a variety of its members’ assets. The Bank, pursuant to the FHLB Act and Finance Agency regulations, originates, renews, or extends advances to its members only if it has obtained and is maintaining a security interest in eligible collateral at the time such advance is made, renewed, or extended. Eligible collateral includes whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property.
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. At December 31, 2008, 2007 and 2006, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $3.1 billion, $1.4 billion and $1.0 billion, respectively, which represented approximately 4.8 percent, 2.7 percent and 2.2 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
Except as set forth in the next sentence, the FHLB Act affords any security interest granted to the Bank by any member/borrower of the Bank, or any affiliate of any such member/borrower, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law or (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law). For example, as discussed further below, the Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower. If another secured party perfected its security interest in that same collateral by taking possession of the collateral, rather than or in addition to filing a Uniform Commercial Code financing statement against the borrower, then that secured party’s security interest that was perfected by possession may be entitled to priority over the Bank’s security interest that was perfected by filing a Uniform Commercial Code financing statement.

From time to time, the Bank agrees to subordinate its security interest in certain assets or categories of assets granted by a member/borrower of the Bank to the security interest of another creditor (typically, a Federal Reserve Bank or another FHLBank). If the Bank agrees to subordinate its security interest in certain assets or categories of assets granted by a member/borrower of the Bank to the security interest of another creditor, the Bank will not extend credit against those assets or categories of assets.
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
The basis upon which the Bank will lend to a member that has granted the Bank a blanket lien depends on numerous factors, including, among others, that member’s financial condition and general creditworthiness. Generally, and subject to certain limitations, a member that has granted the Bank a blanket lien may borrow up to a specified percentage of the value of eligible collateral categories, as determined from such member’s financial reports filed with its federal regulator, without specifically identifying each item of collateral or delivering the collateral to the Bank. Under certain circumstances, including, among others, a deterioration of a member’s financial condition or general creditworthiness, the amount a member may borrow is determined on the basis of only that portion of the collateral subject to the blanket lien that such member delivers to the Bank. Under these circumstances, the Bank places the member on “custody status.” In addition, members on blanket lien status may choose to deliver some or all of the collateral to the Bank.
The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies grant a security interest in, and are only permitted to borrow against, the eligible collateral that is delivered to the Bank. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.
As of December 31, 2008, 740 of the Bank’s borrowers/potential borrowers with a total of $35.5 billion in outstanding advances were on blanket lien status, 24 borrowers/potential borrowers with $23.2 billion in outstanding advances were on specific collateral only status and 179 borrowers/potential borrowers with $1.5 billion in outstanding advances were on custody status.
The Bank perfects its security interests in borrowers’ collateral in a number of ways. The Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower. In the case of certain borrowers, the Bank perfects its security interest by taking possession or control of the collateral, which may be in addition to the filing of a financing statement. In these cases, the Bank also generally takes assignments of most of the mortgages and deeds of trust that are designated as collateral. Instead of requiring delivery of the collateral to the Bank, the Bank may allow certain borrowers to deliver specific collateral to a third-party custodian approved by the Bank or otherwise take actions that ensure the priority of the Bank’s security interest in such collateral.

On a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by members on blanket lien status. This information is accessed by the Bank from appropriate regulatory filings. On a monthly basis or as otherwise requested by the Bank, members on custody status and members on specific collateral only status must update information relating to collateral pledged to the Bank. In accordance with written procedures similar to those established by the Auditing Standards Board of the American Institute of Certified Public Accountants, Bank personnel regularly verify the existence of collateral securing advances to members on blanket lien status and members on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the member’s advances and other extensions of credit.
Finance Agency regulations require the Bank to establish a formula for and to charge a prepayment fee on an advance that is repaid prior to maturity in an amount sufficient to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its scheduled maturity date. Currently, these fees are generally calculated as the present value of the difference (if positive) between the interest rate on the prepaid advance and the then-current market yield for a U.S. agency security for the remaining term to maturity of the repaid advance. During the years ended December 31, 2008, 2007 and 2006, the Bank collected net prepayment fees of $6.8 million, $2.3 million and $2.2 million, respectively.
As of December 31, 2008, the Bank’s outstanding advances (at par value) totaled $60.2 billion. As of that date, advances outstanding to the Bank’s ten largest borrowers represented 65.1 percent of the Bank’s total outstanding advances. Advances to the Bank’s two largest borrowers represented 50.2 percent of the Bank’s total outstanding advances. Individually, advances to the Bank’s two largest borrowers represented 37.0 percent (Wachovia Bank, FSB) and 13.3 percent (Comerica Bank) of the total advances outstanding as of December 31, 2008.
Effective December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), the Bank’s largest borrower and shareholder. Wells Fargo & Company (“Wells Fargo”) is headquartered in the Eleventh District of the FHLBank System and affiliates of Wells Fargo maintain charters in the Fourth, Eighth, Eleventh and Twelfth Districts of the FHLBank System, which are served by the FHLBanks of Atlanta, Des Moines, San Francisco and Seattle, respectively. The Bank is currently unable to predict whether Wells Fargo will maintain Wachovia’s Ninth District charter and, if so, to what extent, if any, it may alter Wachovia’s relationship with the Bank. For instance, Wells Fargo might retain Wachovia’s Ninth District charter, maintain Wachovia’s membership in the Bank, and continue to borrow from the Bank in the normal course of business, in which case Wells Fargo’s acquisition of Wachovia Corporation would not be expected to have a negative impact on the Bank. Alternatively, Wells Fargo might elect to dissolve Wachovia’s Ninth District charter and terminate its membership with the Bank, in which case it might elect to leave the existing advances outstanding until their scheduled maturities, or prepay some or all of the advances along with any prepayment fees that might be due under the Bank’s normal prepayment fee policies. During the years ended December 31, 2008, 2007 and 2006, Wachovia accounted for 38.6 percent, 37.2 percent and 28.6 percent, respectively, of the Bank’s total interest income from advances.
On February 13, 2001, Washington Mutual Bank, a California-based institution, acquired Bank United, then the Bank’s largest shareholder and borrower, and dissolved Bank United’s Ninth District charter. Washington Mutual Bank assumed Bank United’s advances, which at the time totaled $7.6 billion, and in so doing became a non-member borrower. In 2008, 2007 and 2006, $0.4 billion, $3.1 billion and $4.0 billion, respectively, of these advances matured and were repaid; the other $0.1 billion of advances matured and were repaid prior to 2005. Washington Mutual had no outstanding advances at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, Washington Mutual Bank accounted for 0.4 percent, 4.0 percent and 11.1 percent, respectively, of the Bank’s total interest income from advances.
For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances, and may be made at the Bank’s cost of funds or, in certain circumstances for specified purposes, below its cost of funds. The Bank currently prices CICA advances at interest rates that are approximately 15 basis points lower than rates on comparable advances made outside the program. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program (“AHP”), through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2008, advances outstanding under the CICA program totaled approximately $721 million, representing approximately 1.2 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit must be fully collateralized as though they were funded advances. During the years ended December 31, 2008, 2007 and 2006, letter of credit fees earned by the Bank totaled approximately $6.0 million, $4.1 million and $2.8 million, respectively.
Acquired Member Assets (“AMA”). Through July 31, 2008, the Bank offered its members the ability to participate in the Mortgage Partnership Finance® (MPF®) Program developed and managed by the Federal Home Loan Bank of Chicago (the “FHLBank of Chicago”). “Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago. Under the MPF Program, one or more FHLBanks acquired fixed rate, conforming mortgage loans originated by their member institutions that participated in the MPF Program (“Participating Financial Institutions” or “PFIs”). PFIs are paid a fee by the purchasing FHLBank for assuming a portion of the credit risk of the mortgages delivered to the FHLBank, while the FHLBank assumes the interest rate risk of holding the mortgages in its portfolio as well as a portion of the credit risk. PFIs delivered loans pursuant to the terms of master commitment agreements (“MCs”) entered into by the FHLBank and the PFI and acknowledged and approved by the FHLBank of Chicago. Under the terms of the MCs, a PFI could either deliver loans that the PFI had already closed in its own name and transferred to the FHLBank or, as agent for the FHLBank, close loans directly in the name of the FHLBank (collectively, “Program Loans”). Program Loans are owned directly by the FHLBank and are not held through a trust or any other conduit entity. Title to Program Loans is in the name of the purchasing FHLBank, subject to the participation interests in such loans that the FHLBank may have sold to the FHLBank of Chicago.
From 1998 to mid-2003, the Bank generally retained an interest in the Program Loans it acquired from its PFIs under the MPF Program pursuant to the terms of an investment and services agreement between the FHLBank of Chicago and the Bank. Under this agreement, the Bank retained title to the Program Loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago. The FHLBank of Chicago’s participation interest in Program Loans reduced the Bank’s beneficial interest in such loans. The Bank’s purchase of Program Loans from PFIs and its sale of participation interests to the FHLBank of Chicago occurred simultaneously and at the same price. The interest in the Program Loans retained by the Bank during this period ranged from a low of 1 percent to a maximum of 49 percent. During the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks.
On December 5, 2002, the Bank and the FHLBank of Chicago entered into a new investment and services agreement with respect to Program Loans delivered under MCs entered into on or after December 5, 2002. The new agreement provided that the FHLBank of Chicago would assume all rights and obligations of the Bank under each MC with the Bank’s PFIs and would acquire directly from such PFIs the Program Loans. The Bank had no obligation to its PFIs to purchase Program Loans or perform any other obligation under an MC that had been assumed by the FHLBank of Chicago. Under such MCs, the FHLBank of Chicago purchased Program Loans directly from the Bank’s PFIs. Under the new agreement, the FHLBank of Chicago was obligated to pay to the Bank a participation fee equal to a percentage of the dollar volume of Program Loans delivered by the Bank’s PFIs.

Pursuant to an amendment to the original agreement entered into on June 23, 2003, the Bank and the FHLBank of Chicago agreed to extend the terms of the new agreement to Program Loans delivered pursuant to MCs entered into prior to December 5, 2002.
On April 23, 2008, the FHLBank of Chicago announced that it would no longer enter into new MCs or renew existing MCs to purchase mortgage loans from FHLBank members under the MPF Program. In its announcement, the FHLBank of Chicago indicated that it would acquire loans through July 31, 2008 and, as a result, it would only enter into new delivery commitments under existing MCs that funded no later than that date. In addition, the FHLBank of Chicago indicated that it would continue to provide programmatic and operational support for loans already purchased through the program. As a result of this action and the Bank’s decision not to acquire any of the mortgage loans that would have been delivered to the FHLBank of Chicago under the terms of its previous arrangement, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs. In addition, after July 31, 2008, the Bank no longer receives participation fees from the FHLBank of Chicago.
As of December 31, 2008, MPF loans held for portfolio (net of allowance for credit losses) were $327 million, representing approximately 0.4 percent of the Bank’s total assets. As of December 31, 2007 and 2006, MPF loans held for portfolio (net of allowance for credit losses) represented approximately 0.6 percent and 0.8 percent, respectively, of the Bank’s total assets.
Affordable Housing Program (“AHP”). The Bank offers an AHP as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for very low-, low- and moderate- income households. The calculation of the amount to be set aside is further discussed below in the section entitled “REFCORP and AHP Assessments.” Each year, the Bank conducts two competitive application processes to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners during these funding rounds are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications.
Correspondent Banking Services. The Bank provides its members with a variety of correspondent banking services. These services include overnight and term deposit accounts, wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services. In the aggregate, correspondent banking services generated fee income for the Bank of $3.5 million, $3.7 million and $3.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.
SecureConnect. The Bank provides secure on-line access to many of its products, services and reports through SecureConnect, a proprietary secure on-line product delivery system. A substantial portion of the Bank’s advances and wire transfers are initiated by members through SecureConnect. In addition, a large proportion of account statements and other reports are made available through SecureConnect. Further, members may manage securities held in safekeeping by the Bank and participate in auctions for Bank advances and deposits through SecureConnect.
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
Interest Rate Swaps, Caps and Floors. Beginning July 1, 2008, the Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2008, the total notional amount of interest rate exchange agreements with members totaled $3.5 million.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs. To ensure the availability of funds to meet members’ credit needs and its other general liquidity requirements, the Bank maintains a portfolio of short-term, unsecured investments issued by highly rated institutions, including overnight federal funds and, on occasion, short-term commercial paper. At December 31, 2008, the Bank’s short-term investments were comprised solely of $1.9 billion of overnight federal funds sold to domestic counterparties.
To enhance interest income, the Bank maintains a long-term investment portfolio, which includes securities issued by United States Government agencies or government-sponsored agencies (e.g., Fannie Mae and Freddie Mac), mortgage-backed securities (“MBS”) issued by government-sponsored agencies, and non-agency (or private label) residential and commercial MBS. The interest rate and prepayment risk inherent in the MBS is managed though a variety of debt and interest rate derivative instruments. As of December 31, 2008, the Bank’s long-term investment portfolio was comprised of approximately $10.7 billion of agency MBS, $0.7 billion of non-agency residential MBS (“RMBS”), $0.3 billion of non-agency commercial MBS (“CMBS”) and $0.1 billion of United States Government guaranteed securities.
The Bank’s non-agency RMBS are collateralized by whole mortgage loans that generally do not conform to government-sponsored agency pooling requirements and its non-agency CMBS are collateralized by loans secured by commercial real estate. The Bank’s non-agency MBS investments are all self-insured by a senior/subordinate structure in which the subordinate classes of securities provide credit support for the most senior class of securities, an interest in which is owned by the Bank. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the most senior class of securities would experience any credit losses.
In addition to purchasing securities structured to provide this type of credit enhancement, the Bank further reduced the credit risk of its non-agency MBS by purchasing securities with other risk-reducing attributes. For instance, the Bank purchased RMBS backed by loan pools that featured a high percentage of relatively small loans, a high percentage of owner-occupied properties, and relatively low loan-to-value ratios. When purchasing CMBS, the Bank generally acquired securities backed by relatively small and geographically diverse loans, diverse loan types and high debt service coverage ratios. None of the Bank’s investments in non-agency MBS are insured by third party bond insurers. The risk of future credit losses is also mitigated to some extent by the seasoning of the loans underlying the Bank’s non-agency securities. Except for a single security issued in 2006, all of the Bank’s RMBS were issued in 2005 or before. All of the Bank’s CMBS were issued in either 1999 or 2000.
At December 31, 2008, all of the Bank’s holdings of privately issued mortgage-backed securities were rated by one or more of the following: S&P, Moody’s, and Fitch Ratings, Ltd. (“Fitch”). With one exception, none of these NRSROs had rated any of the MBS held by the Bank lower than the highest investment grade credit rating as of December 31, 2008. On December 17, 2008, Fitch lowered its credit rating on one of the Bank’s non-agency RMBS from AAA to BBB. This security, which was issued in 2006 and is backed by fixed rate loans, has an unpaid principal balance of $46 million. Prior to February 2009, the security was rated Aaa by Moody’s and had not been placed on its Watchlist (S&P does not rate this security).

In February 2009, Moody’s downgraded 19 non-agency RMBS held by the Bank (including the downgraded security discussed in the previous paragraph). Fourteen of these 19 securities retained investment grade credit ratings (either Aa, A or Baa) while three were downgraded to Ba and two were downgraded to B. Moody’s lowered its credit rating on the security discussed in the previous paragraph from Aaa to B.
For further discussion and analysis of the Bank’s non-agency MBS, including a summary of the recent downgrades referred to above, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Long-Term Investments.
Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital as of the prior month end. On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution requires, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including collateralized mortgage obligations (“CMOs”) or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
In addition, Finance Agency policy and regulations limit non-MBS obligations of any single government-sponsored agency to 100 percent of the Bank’s total capital as of the prior month end at the time new investments are made.
In accordance with Finance Agency policy and regulations, total capital for purposes of determining the Bank’s MBS and non-MBS investment limitations excludes accumulated other comprehensive income (loss) and includes all amounts paid in for the Bank’s capital stock regardless of accounting classification (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Stock). The Bank is not required to sell or otherwise reduce any investments that exceed these regulatory limits due to reductions in capital or changes in value after the investments are made, but it is precluded from making additional investments that exceed these limits.
Although the Bank has historically attempted to maintain its investments in MBS close to the regulatory limit, it has not yet fully utilized the additional investment authority approved by the Finance Board in June 2008. While the Finance Agency sets limits on the risks that may be taken with MBS investments, the Bank has generally adopted a more conservative approach. In certain cases, the Bank uses interest rate derivatives to manage prepayment risks and other options embedded in the MBS that it acquires.

Finance Agency regulations include a variety of restrictions and limitations on the FHLBanks’ investment activities, including limits on the types, amounts, and maturities of unsecured investments in private issuers. Finance Agency rules and regulations also prohibit the Bank from investing in certain types of securities, including:
•	instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;

•	whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized AMA program such as the MPF Program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from an NRSRO; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;

•	non-U.S. dollar denominated securities;

•	interest-only or principal-only stripped MBS;

•	residual-interest or interest-accrual classes of CMOs and real estate mortgage investment conduits; and

•	fixed rate MBS or floating rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than 6 years under an assumed instantaneous interest rate change of 300 basis points.
Funding Sources
General. The principal funding source for the Bank is consolidated obligations issued in the capital markets through the Office of Finance. Member deposits and the proceeds from the issuance of capital stock are also funding sources for the Bank. Consolidated obligations consist of consolidated obligation bonds and consolidated obligation discount notes. Generally, discount notes are consolidated obligations with maturities of one year or less, and consolidated obligation bonds have maturities in excess of one year.
The Bank determines its participation in the issuance of consolidated obligations based upon, among other things, its own funding and operating requirements and the amounts, maturities, rates of interest and other terms available in the marketplace. The issuance terms for consolidated obligations are established by the Office of Finance, subject to policies established by its board of directors and the regulations of the Finance Agency. In addition, the Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the U.S. Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price.
Consolidated obligation bonds satisfy long-term funding needs. Typically, the maturities of these securities range from 1 to 20 years, but their maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be fixed or adjustable rate and may be callable or non-callable.
Consolidated obligation bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The Bank receives 100 percent of the proceeds of bonds issued through direct negotiation with underwriters of System debt when it is the only FHLBank involved in the issuance and is the sole FHLBank that is the primary obligor on consolidated obligation bonds issued under those circumstances. When the Bank and one or more other FHLBanks jointly agree to the issuance of bonds directly negotiated with underwriters, the Bank receives the portion of the proceeds of the bonds agreed upon with the other FHLBanks; in those cases, the Bank is the primary obligor for a pro rata portion of the bonds based on the proceeds it receives. In these cases, the Bank records on its balance sheet only that portion of the bonds for which it is the primary obligor. The majority of the Bank’s consolidated obligation bond issuance has been conducted through direct negotiation with underwriters of System debt, and a majority of that issuance has been without participation by the other FHLBanks.
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
Consolidated obligation discount notes are a significant funding source for money market instruments and for advances with short-term maturities or repricing frequencies of less than one year. Discount notes are sold at a discount and mature at par, and are offered daily through a consolidated obligation discount notes selling group and through other authorized underwriters. Due to changes in the demand for consolidated obligation bonds and discount notes resulting from recent events in the credit markets, the Bank relied to a greater extent than usual on the issuance of discount notes to meet its funding needs during the second half of 2008. For a discussion of the impact that these recent credit market events have had (or could have) on the Bank, see Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Consolidated Obligations and Deposits, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
On a daily basis, the Bank may request that specific amounts of consolidated obligation discount notes with specific maturity dates be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100 percent of the proceeds of the discount notes issued through this sales process depending on the maximum costs the Bank or other FHLBanks, if any, participating in the same discount notes are willing to pay for the discount notes, the amounts of orders for the discount notes submitted by underwriters, and Office of Finance guidelines for allocation of discount notes proceeds among multiple participating FHLBanks. Under the Office of Finance guidelines, FHLBanks generally receive funding on a first-come-first-serve basis subject to threshold limits within each category of discount notes. For overnight discount notes, sales are allocated to the FHLBanks in lots of $250 million. For all other discount note maturities, sales are allocated in lots of $50 million. Within each category of discount notes, the allocation process is repeated until all orders are filled or canceled.
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s capital relative to the capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the years ended December 31, 2008 and 2007, the Bank assumed consolidated obligations from other FHLBanks with par amounts of $136 million and $323 million, respectively. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2006.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. During the years ended December 31, 2008 and 2007, the Bank transferred consolidated obligations with an aggregate par amount of $465 million and $461 million, respectively, to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the year ended December 31, 2006.
At December 31, 2008, the Bank was primary obligor on $72.9 billion of consolidated obligations (at par value), of which $56.0 billion were consolidated obligation bonds and $16.9 billion were consolidated obligation discount notes.
On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements with the United States Department of the Treasury (the “Treasury”) in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The GSECF was authorized by the HER Act and is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the FHLBanks. The Lending Agreements terminate on December 31, 2009. To date, none of the FHLBanks have borrowed under the GSECF. For additional information regarding the GSECF, see the section below entitled “Legislative and Regulatory Developments.”
Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at December 31, 2008). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.

To facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement on June 23, 2006. For additional information regarding this agreement, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $1.252 trillion, $1.190 trillion and $0.952 trillion in consolidated obligations outstanding at December 31, 2008, 2007 and 2006, respectively. The Bank was the primary obligor on $72.9 billion, $57.0 billion and $50.2 billion (at par value), respectively, of these consolidated obligations.
Any extension of credit by the Treasury to the FHLBanks, or any FHLBank, under the GSECF would be the joint and several obligation of all 12 of the FHLBanks.
Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the President and Chief Executive Officer of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with its depository and contingent liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal and interest on consolidated obligations) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency if it (i) is unable to provide the required certification, (ii) projects at any time that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter, (iii) actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter, or (iv) negotiates to enter into or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter. The Bank has been in compliance with the applicable reporting requirements at all times since they became effective in 1999.
A FHLBank must file a consolidated obligation payment plan for Finance Agency approval if (i) the FHLBank becomes a non-complying FHLBank as a result of failing to provide the required certification, (ii) the FHLBank becomes a non-complying FHLBank as a result of being required to provide the notice described above to the Finance Agency, except in the case of a failure to make a payment on a consolidated obligation caused solely by an external event such as a power failure, or (iii) the Finance Agency determines that the FHLBank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.
A non-complying FHLBank is permitted to continue to incur and pay normal operating expenses in the regular course of business, but may not incur or pay any extraordinary expenses, or declare or pay dividends, or redeem any capital stock, until such time as the Finance Agency has approved the FHLBank’s consolidated obligation payment plan or inter-FHLBank assistance agreement, or ordered another remedy, and all of the non-complying FHLBank’s direct obligations have been paid.
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the United States Government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the United States Government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2008, 2007 and 2006, the Bank had eligible assets free from pledge of $78.8 billion, $62.9 billion and $55.3 billion, respectively, compared to its participation in outstanding consolidated obligations of $72.9 billion, $57.0 billion and $50.2 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2008, 2007 and 2006.

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
The Office of Finance is managed by a board of directors that consists of three part-time members appointed by the Finance Agency. Under current Finance Agency regulations, two of these members are presidents of FHLBanks and the third is a private citizen of the United States with a demonstrated expertise in financial markets. The private citizen member of the board also serves as its Chairman. The Bank’s President and Chief Executive Officer has served as a director of the Office of Finance since April 1, 2003 and is currently serving a second three-year term that will expire on March 31, 2009.
One of the responsibilities of the Board of Directors of the Office of Finance is to establish policies regarding consolidated obligations to ensure that, among other things, such obligations are issued efficiently and at the lowest all-in funding costs for the FHLBanks over time consistent with prudent risk management practices and other market and regulatory factors.
The Finance Agency has regulatory oversight and enforcement authority over the Office of Finance and its directors and officers to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the expenses of the Office of Finance, which are shared on a pro rata basis with one-third based on each FHLBank’s total outstanding capital stock (as of the prior month-end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s total debt issuance (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end).
Through December 31, 2000, consolidated obligations were issued by the Finance Board through the Office of Finance under the authority of Section 11(c) of the FHLB Act, which provides that debt so issued is the joint and several obligation of the FHLBanks. Since January 2, 2001, the FHLBanks have issued consolidated obligations in the name of the FHLBanks through the Office of Finance under Section 11(a) of the FHLB Act. While the FHLB Act does not impose joint and several liability on the FHLBanks for debt issued under Section 11(a), the Finance Board determined that the same rules governing joint and several liability should apply whether consolidated obligations are issued under Section 11(c) or under Section 11(a). No FHLBank is currently permitted to issue individual debt under Section 11(a) of the FHLB Act without Finance Agency approval.
Use of Interest Rate Exchange Agreements
Finance Agency regulations authorize and establish general guidelines for the FHLBanks’ use of derivative instruments, and the Bank’s Risk Management Policy establishes specific guidelines for their use. The Bank can use interest rate swaps, swaptions, cap and floor agreements, calls, puts, and futures and forward contracts as part of its interest rate risk management and funding strategies. Regulations prohibit derivative instruments that do not qualify as hedging instruments pursuant to generally accepted accounting principles unless a non-speculative use is documented.
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

The Bank frequently enters into interest rate exchange agreements concurrently with the issuance of consolidated obligations. This strategy of issuing bonds while simultaneously entering into interest rate exchange agreements enables the Bank to offer a wider range of attractively priced advances to its members. The attractiveness of such debt depends on yield relationships between the bond and interest rate exchange markets. As conditions in these markets change, the Bank may alter the types or terms of the bonds that it issues.
In addition, as discussed in the section above entitled “Products and Services,” the Bank recently began offering interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties.
For further discussion of interest rate exchange agreements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivatives and Hedging Activities.
Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Sources of wholesale funds for its members include unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements, deposits issued into the brokered certificate of deposits market and alternative private funding sources such as covered bonds. The availability of funds through these wholesale funding sources can vary from time to time as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. More recently, the Bank’s members have also had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the Treasury and the FDIC as part of their efforts to support the financial markets during the recent period of market disruption. The relative cost of liquidity provided under these programs, the availability of these programs to members, along with the availability of the various alternative private funding sources described above, could significantly influence the demand for the Bank’s advances. The Bank competes against these other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, and the flexibility desired by the member when structuring the liability.
As a debt issuer, the Bank also competes with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised in the national and global debt markets. Recent events related to the credit markets have combined to limit investor demand for longer term debt securities, including FHLBank consolidated obligation bonds, and to stimulate demand for high quality short-term debt instruments such as U.S. Treasury securities and FHLBank consolidated obligation discount notes. These credit market events include, but are not limited to, combinations of large commercial banking and investment banking firms and initiatives by the U.S. and other governments to provide at least temporary support for the credit markets. Since none of the Bank’s debt is, directly or indirectly, guaranteed by the U.S. government, investor preferences for securities other entities may issue that are guaranteed by the U.S. government could materially limit their demand for the Bank’s debt, in which case increases in the supply of such competing debt products may, in the absence of increases in demand, result in higher debt costs for the FHLBanks. Although investor demand for FHLBank debt has been sufficient to meet the Bank’s funding needs throughout the recent credit market disruption, there can be no assurance that this will continue to be the case.
In addition, the sale of callable debt and the simultaneous execution of callable interest rate exchange agreements that mirror the debt has historically been an important source of competitive funding for the Bank. As such, the Bank’s access to interest rate exchange agreements has been, and will continue to be, an important determinant of the Bank’s relative cost of funds. Given the consolidation of large financial institutions that occurred in 2008 and the trend towards increased concentration in the number of providers of interest rate exchange agreements, there can be no assurance that the current breadth and depth of these markets will be sustained.

Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as described below), plus retained earnings and accumulated other comprehensive income (loss). From its enactment in 1932, the FHLB Act provided for a subscription-based capital structure for the FHLBanks that required every member of a FHLBank to own that FHLBank’s capital stock in an amount in proportion to the member’s mortgage assets and its borrowing activity with the FHLBank pursuant to a statutory formula. In 1999, the GLB Act replaced the former subscription capital structure with requirements for total capital, leverage capital and risk-based capital for the FHLBanks, authorized the issuance of two new classes of capital stock redeemable with six months’ notice (Class A stock) or five years’ notice (Class B stock), and required each FHLBank to develop a new capital plan to replace the previous statutory capital structure. The Bank implemented its capital plan and converted to its new capital structure on September 2, 2003.
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
The Bank’s capital stock is not publicly traded and it may be issued, repurchased, redeemed or transferred (with the prior approval of the Bank) only at its par value. In addition, the Bank’s capital stock may only be issued to and held by members of the Bank or by former members of the Bank or institutions that acquire members of the Bank and that retain stock in accordance with the Bank’s capital plan. For more information about the Bank’s capital stock, see Item 11 - Description of Registrant’s Securities to be Registered in the Bank’s Amended Registration Statement on Form 10 filed with the SEC on April 14, 2006 (the “Amended Form 10”). For more information about the Bank’s minimum capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.
Retained Earnings. In August 2003, the Finance Board issued a directive that encouraged all 12 FHLBanks to establish retained earnings targets and to specify the priority for increasing retained earnings relative to paying dividends. On February 27, 2004, the Bank’s Board of Directors adopted a retained earnings policy. Currently, the policy calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. The Bank’s Board of Directors reviews the Bank’s retained earnings targets at least annually under an analytic framework that takes into account sources of potential realized and unrealized losses, including potential loss distributions for each, and revises the targets as appropriate. The Bank’s current retained earnings policy target is described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Retained Earnings and Dividends.
Dividends. Subject to the FHLB Act, Finance Agency regulations and other Finance Agency directives, the Bank pays dividends to holders of its capital stock quarterly or as otherwise determined by its Board of Directors. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors, and are paid at the same rate on all shares of the Bank’s capital stock regardless of their classification for accounting purposes. The Bank is permitted by statute and regulation to pay dividends only from previously retained earnings or current net earnings.
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
Because the Bank’s returns (exclusive of gains or losses on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate. The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Retained Earnings and Dividends.
Legislative and Regulatory Developments
Housing and Economic Recovery Act
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008. As more fully discussed below, among other things, this legislation:
•	establishes the Finance Agency effective on the date of enactment of the HER Act to regulate (i) Fannie Mae and Freddie Mac (collectively, the “Enterprises”), (ii) the FHLBanks (together with the Enterprises, the “Regulated Entities”) and (iii) the Office of Finance;

•	eliminates the Office of Federal Housing Enterprise Oversight (“OFHEO”) and the Finance Board no later than one year after enactment and restricts their activities during such period to those necessary to wind up their affairs (on October 27, 2008, the Finance Agency announced that the formal integration of OFHEO and the Finance Board into the Finance Agency had been completed);

•	establishes a director (“Director”) of the Finance Agency with broad authority over the Regulated Entities;

•	amends certain aspects of the FHLBanks’ corporate governance;

•	authorizes voluntary mergers of FHLBanks with the approval of the Director and permits the Director to liquidate a FHLBank, in either case even if the result is fewer than eight FHLBanks (prior law required that there be no fewer than eight and no more than 12 FHLBanks);

•	makes, or requires the Director to study and report on, other changes regarding the membership and activities of the FHLBanks;

•	provides that all regulations, orders, directives and determinations issued by the Finance Board and OFHEO prior to enactment of the HER Act immediately transfer to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director; and

•	grants the Secretary of the Treasury the temporary authority (through December 31, 2009 and subject to certain conditions) to purchase obligations and other securities issued by Fannie Mae, Freddie Mac, and the FHLBanks.
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
Structure of the Finance Agency
The Director of the Finance Agency is appointed by the President of the United States and confirmed by the Senate, and serves a five-year term. He or she may be removed only for cause. The HER Act provides that the Director of OFHEO at the time of enactment shall serve as the Director of the Finance Agency until a permanent Director is appointed and confirmed. At the date of this report, a permanent director has not yet been appointed and confirmed.

There are three Deputy Directors of the Finance Agency. The Deputy Director of the Division of Enterprise Regulation is responsible for the safety and soundness regulation of Fannie Mae and Freddie Mac. The Deputy Director of the Division of FHLBank Regulation is responsible for the safety and soundness regulation of the FHLBanks. Finally, the Deputy Director for Housing Mission and Goals oversees the housing mission and goals of the Enterprises and the community and economic development mission of the FHLBanks.
The Director of the Finance Agency, the Secretary of the Treasury, the Secretary of the Department of Housing and Urban Development, and the Chairman of the SEC constitute the Federal Housing Finance Oversight Board, and the Director serves as the chair of and consults with this board, which has no executive authority.
Finance Agency Assessments
The Finance Agency is funded entirely by assessments from the Regulated Entities. On September 30, 2008, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose assessments on the Regulated Entities (the “Assessments Rule”). Pursuant to the Assessments Rule, the Director establishes annual assessments on the Regulated Entities in an amount sufficient to provide for the payment of the Finance Agency’s costs and expenses and to maintain a working capital fund. The Assessments Rule sets forth a non-exhaustive list of potential costs and expenses of the Finance Agency, including expenses of examination of the Regulated Entities. The Finance Agency uses the working capital fund as an operating reserve and to provide for the payment of large or multiyear capital and operations expenditures, as well as unanticipated expenses.
The Director allocates the annual assessment between the Enterprises and the FHLBanks, with the FHLBanks paying proportional shares of the assessment sufficient to provide for payment of the costs and expenses relating to the FHLBanks, as determined by the Director. Each FHLBank is required to pay a pro rata share of the annual assessment allocated to the FHLBanks based on the ratio between the FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks. A FHLBank’s minimum required regulatory capital is the highest amount of capital necessary for a FHLBank to comply with any of the capital requirements established by the Director and applicable to the FHLBank.
At least 30 days before the beginning of the Finance Agency’s fiscal year (which begins on October 1), the Director provides written notice to each Regulated Entity of the projected budget for the Finance Agency for that upcoming fiscal year. The Director also provides, before the beginning of an upcoming fiscal year, notice to each Regulated Entity of the annual assessment for and the payments to the Finance Agency from that Regulated Entity applicable to that fiscal year. Each Regulated Entity (including each FHLBank) is required to pay the annual assessment in two payments that are due on or before October 1 and April 1. A Regulated Entity can request a review by the Director of a proposed assessment or payment. The review is at the Director’s discretion and the Director’s determination regarding the assessment or payment is final. The review also does not suspend a Regulated Entity’s semiannual payment requirement, unless otherwise provided by the Director.
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
In connection with this authority, on January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBanks (the “Capital Regulation”). The Finance Agency will accept comments on the Capital Regulation that are received on or before May 15, 2009. For additional information regarding the Capital Regulation, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.
The HER Act allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. Through December 31, 2009, the Director has additional authority in certain circumstances to approve, disapprove or modify the compensation of executives of the Regulated Entities. Pursuant to the Capital Regulation, if a FHLBank is undercapitalized, the Director may also restrict executive officer compensation. The Capital Regulation defines “executive officer” to include a FHLBank’s (i) named executive officers identified in the FHLBank’s Annual Report on Form 10-K, (ii) other executives who occupy certain positions or who are in charge of certain subject areas and (iii) any other individual, without regard to title, who is in charge of a principal business unit, division or function or who reports directly to the FHLBank’s chairman, vice chairman, president or chief operating officer.
Indemnification Payments and Golden Parachute Payments
The Director may also prohibit or limit, by regulation or order, any indemnification payment or golden parachute payment. In September 2008, the Finance Agency issued an interim final regulation relating to golden parachute payments (the “Golden Parachute Regulation”) and indicated it would issue a further regulation relating to indemnification payments in the future. The Golden Parachute Regulation was effective September 23, 2008 and the Finance Agency accepted comments on the Golden Parachute Regulation that were received on or before October 31, 2008. On January 29, 2009, the Finance Agency issued a final rule setting forth the factors to be considered by the Director in carrying out his or her authority to limit golden parachute payments to entity-affiliated parties (which factors are discussed below).
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
In determining whether to prohibit or limit a golden parachute payment, the Golden Parachute Regulation requires the Director to consider the following factors: (i) whether there is a reasonable basis to believe that an entity-affiliated party has committed any fraudulent act or omission, breach of trust or fiduciary duty, or insider abuse with regard to the Regulated Entity that has had a material effect on the financial condition of the Regulated Entity; (ii) whether there is a reasonable basis to believe that the entity-affiliated party is substantially responsible for the insolvency of the Regulated Entity, or the troubled condition of the Regulated Entity; (iii) whether there is a reasonable basis to believe that the entity-affiliated party has materially violated any applicable provision of Federal or State law or regulation that has had a material effect on the financial condition of the Regulated Entity; (iv) whether the entity-affiliated party was in a position of managerial or fiduciary responsibility; (v) the length of time that the party was affiliated with the Regulated Entity, and the degree to which the payment reasonably reflects compensation earned over the period of employment and the compensation involved represents a reasonable payment for services rendered; and (vi) any other factor the Director determines is relevant to the facts and circumstances surrounding the golden parachute payment, including any fraudulent act or omission, breach of fiduciary duty, violation of law, rule, regulation, order or written agreement, and the level of willful misconduct, breach of fiduciary duty, and malfeasance on the part of an entity-affiliated party.
On November 14, 2008, the Finance Agency proposed to amend the Golden Parachute Regulation to include provisions addressing prohibited and permissible indemnification payments (the “Indemnification Regulation”). The Finance Agency accepted comments on the Indemnification Regulation that were received on or before December 29, 2008. The Finance Agency has not yet promulgated a final regulation regarding indemnification payments.
The Indemnification Regulation applies only after an administrative proceeding or civil action has been instituted by the Finance Agency through issuance of a notice of charges under regulations issued by the Director. The Indemnification Regulation would remain in full force and effect with respect to a Regulated Entity that is in conservatorship.
Pursuant to the Indemnification Regulation, unless an exception applies, no Regulated Entity shall make or agree to make any prohibited indemnification payment. A “prohibited indemnification payment” is any payment (or any agreement to make any payment) by any Regulated Entity for the benefit of any person who is or was an entity-affiliated party, to pay or reimburse such person for any civil money penalty or judgment resulting from any administrative or civil action instituted by the Finance Agency, or for any other liability or legal expense with regard to any administrative proceeding or civil action instituted by the Finance Agency that results in a final order or settlement pursuant to which such person (i) is assessed a civil money penalty; (ii) is removed from office or prohibited from participating in the conduct of the affairs of the Regulated Entity; or (iii) is required to cease and desist from or take certain affirmative actions with respect to the Regulated Entity.
The Indemnification Regulation defines a “payment” as (i) any direct or indirect transfer of any funds or any asset; and (ii) any segregation of any funds or assets for the purpose of making, or pursuant to an agreement to make, any payment after the date on which such funds or assets are segregated, without regard to whether the obligation to make such payment is contingent on (a) the determination, after such date, of the liability for the payment of such amount; or (b) the liquidation, after such date, of the amount of such payment. A “liability or legal expense” is (i) any legal or other professional expense incurred in connection with any claim, proceeding, or action; (ii) the amount of, and the cost incurred in connection with, any settlement of any claim, proceeding, or action; and (iii) the amount of, and any cost incurred in connection with, any judgment or penalty imposed with respect to any claim, proceeding, or action.
“Prohibited indemnification payment” does not include any reasonable payment by a Regulated Entity that is used to purchase any commercial insurance policy or fidelity bond, provided that such insurance policy or fidelity bond is not used to pay or reimburse an entity-affiliated party for the cost of any judgment or civil money penalty assessed against such person in an administrative proceeding or civil action commenced by the Finance Agency. The commercial insurance policy or fidelity bond may be used to pay any legal or professional expenses incurred in connection with such proceeding or action or the amount of any restitution to the Regulated Entity or receiver appointed for the Regulated Entity. Likewise, any reasonable payment by a Regulated Entity that represents partial indemnification for legal or professional expenses specifically attributable to particular charges for which there has been a formal and final adjudication or finding in connection with a settlement that the entity-affiliated party has not violated certain laws or regulations or has not engaged in certain unsafe or unsound practices or breaches of fiduciary duty is not prohibited, unless the administrative proceeding or civil action has resulted in a final prohibition order against the entity-affiliated party. A payment by a Regulated Entity for certain civil money penalties where the Regulated Entity has been placed in conservatorship is also not prohibited.
A Regulated Entity may make or agree to make reasonable indemnification payments to an entity-affiliated party with respect to an administrative proceeding or civil action initiated by the Finance Agency, including payment for certain civil money penalties, if (i) the board of directors of the Regulated Entity, in good faith, determines in writing after due investigation and consideration that the entity-affiliated party acted in good faith and in a manner he or she believed to be in the best interests of the Regulated Entity; (ii) the board of directors of the Regulated Entity, in good faith, determines in writing after due investigation and consideration that such payments will not materially adversely affect the safety and soundness of the Regulated Entity; (iii) the indemnification payments do not constitute “prohibited indemnification payments” (as defined above); and (iv) the entity-affiliated party agrees in writing to reimburse the Regulated Entity, to the extent not covered by payments from insurance or bonds purchased as set forth above, for that portion of any advanced indemnification payments that subsequently become “prohibited indemnification payments.” An entity-affiliated party that requests indemnification payments cannot participate in any way in the board’s discussion and approval of such payments. Such entity-affiliated party may, however, present his or her request to the board of directors and respond to any inquiries from the board of directors concerning his or her involvement in the circumstances giving rise to the administrative proceeding or civil action.
If a majority of the members of the board of directors of a Regulated Entity are named as respondents in an administrative proceeding or civil action and request indemnification, the remaining members of the board of directors may authorize independent legal counsel to review the indemnification request and provide the remaining members of the board with a written opinion of counsel as to whether the conditions set forth in the Indemnification Regulation allowing such payment have been met. If all of the members of the board of directors of a Regulated Entity are named as respondents in an administrative proceeding or civil action and request indemnification, the board of directors must authorize independent legal counsel to review the indemnification request and provide the board of directors with a written opinion of counsel as to whether the conditions set forth in the Indemnification Regulation allowing such payment have been met. If independent legal counsel opines that the conditions have been met, the remaining members or all members of the board of directors, as applicable, of the Regulated Entity may rely on such opinion in authorizing the requested indemnification.
The Indemnification Regulation also amended the Golden Parachute Regulation to add a provision that neither the Indemnification Regulation nor the Golden Parachute Regulation, nor any consent or approval granted under those regulations by the Finance Agency, would in any way bind any receiver of a Regulated Entity in receivership. No consent or approval granted under those regulations by the Finance Agency would in any way obligate the Finance Agency or receiver to pay any claim or obligation pursuant to any golden parachute, severance, indemnification, or other agreement. Claims for employee welfare benefits or other benefits that are contingent, even if otherwise vested, when a receiver is appointed for any Regulated Entity, including any contingency for termination of employment, are not provable claims or actual, direct compensatory damage claims against such receiver. Also, the regulations may not be construed to permit the payment of salary or any liability or legal expense of an entity-affiliated party if such payment is made (i) in contemplation of the insolvency of such Regulated Entity, or after the commission of an act of insolvency; and (ii) with a view to, or having the result of (a) preventing the proper application of the assets of the Regulated Entity to creditors; or (b) preferring one creditor over another.

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
Corporate Governance of the FHLBanks
Under the HER Act, each FHLBank is governed by a board of directors of 13 persons or so many persons as the Director may determine. The HER Act divides directors of FHLBanks into two classes. The first class is comprised of “member” directors who are elected by the member institutions of each state in the FHLBank’s district to represent that state. The second class is comprised of “independent” directors who are nominated by a FHLBank’s board of directors, after consultation with its affordable housing Advisory Council, and elected by the FHLBank’s members at-large. Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors.
The term of office of each directorship commencing on or after January 1, 2009 is four years, except as adjusted by the Finance Agency in order to achieve a staggered board of directors (such that approximately one-fourth of the terms expire each year). The HER Act, as clarified by the implementing Finance Agency regulation, did not change the terms of office of existing FHLBank directors, which directors will remain directors until completion of their current terms of office.
FHLBanks conduct elections for independent directorships in conjunction with elections for member directorships. Independent directors are elected by a plurality of the FHLBank’s members at-large; in other words, all eligible members in every state in the FHLBank’s district vote on the nominees for independent directorships. A nominee for an independent directorship must receive, however, at least 20 percent of the number of votes eligible to be cast in the election to be elected. If any independent directorship is not filled through this initial election process, the FHLBank must conduct the election process again until a nominee receives at least 20 percent of the votes eligible to be cast in the election.
The HER Act also repeals the prior statutory limits on compensation of directors of FHLBanks.
For information regarding the composition of the Bank’s Board of Directors, see Item 10 — Directors, Executive Officers and Corporate Governance. For information regarding the compensation of the Bank’s directors, see Item 11 — Executive Compensation.
Community Development Financial Institutions
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
Housing Goals
The HER Act requires the Director to establish housing goals with respect to the purchase of mortgages, if any, by the FHLBanks and to report annually to the United States Congress (“Congress”) on the FHLBanks’ performance in meeting such goals. In establishing the housing goals, the Director is required to consider the unique mission and ownership structure of the FHLBanks. To facilitate an orderly transition, the Director is charged with establishing interim housing goals for each of the two calendar years following the date of enactment of the HER Act.
Sharing of Information Regarding the FHLBanks
The HER Act requires the Director to promulgate regulations under which he or she will make available to each FHLBank information regarding the other FHLBanks in order to enable the FHLBanks to assess their risk under their joint and several liability with respect to consolidated obligations and to comply with their disclosure obligations under the Exchange Act. Exceptions to such disclosure are provided with respect to information that is proprietary.
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
The Director is authorized on 30 days’ prior notice to liquidate or reorganize any FHLBank. A FHLBank that the Director proposes to liquidate or reorganize is entitled to contest the Director’s determination in a hearing on the record in accordance with the provisions of the Administrative Procedures Act.
The Director is authorized to reduce the number of FHLBank districts to fewer than eight as a result of the merger of FHLBanks or the Director’s decision to liquidate a FHLBank. Prior law required that there be no fewer than eight and no more than 12 FHLBanks.
CFIs and Long-Term Advances
CFIs are redefined as FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion (up from the statutory amount of $500 million, inflation adjusted to $625 million immediately prior to enactment of the HER Act). The $1.0 billion amount will continue to be adjusted annually based on any increase in the Consumer Price Index. For 2009, CFIs are FDIC-insured institutions with average total assets as of December 31, 2008, 2007 and 2006 of less than $1.011 billion.
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
Study of Securitization of Home Mortgage Loans by the FHLBanks
Within one year of enactment of the HER Act, the Director is to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the AMA programs of the FHLBanks. In conducting this study, the Director is required to consider (i) the benefits and risks associated with securitization of AMA, (ii) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (iii) the ability of the FHLBanks to manage the risks associated with securitization, (iv) the impact of such securitization on the existing activities of the FHLBanks, including their mortgage portfolios and advances, and (v) the joint and several liability of the FHLBanks and the cooperative structure of the FHLBank System. In conducting the study, the Director is required to consult with the FHLBanks, the Office of Finance, representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed. On February 27, 2009, the Finance Agency published a Notice of Concept Release with request for comments to garner information from the public for use in its study (the “Concept Release”). The Concept Release does not alter current requirements, restrictions or prohibitions on the FHLBanks with respect to either the purchase or sale of mortgages or the AMA programs. The Finance Agency will accept comments on the Concept Release that are received on or before April 28, 2009.
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
AHP Funds to Support Refinancing of Certain Residential Mortgage Loans
For a period of two years following enactment of the HER Act, FHLBanks are authorized to use a portion of their AHP funds to support the refinancing of residential mortgage loans owed by families with incomes at or below 80 percent of the median income for the areas in which they reside.
As required by the HER Act, on October 17, 2008, the Finance Agency issued an interim final rule with request for comments regarding the FHLBanks’ mortgage refinancing authority (the “Mortgage Refinancing Rule”). The Finance Agency accepted comments on the Mortgage Refinancing Rule that were received on or before December 16, 2008.
The Mortgage Refinancing Rule amends the current AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan. A loan is eligible to be refinanced with an AHP grant if the loan is secured by a first mortgage on the household’s primary residence and the loan is refinanced under the HOPE for Homeowners Program of the Federal Housing Administration (“FHA”). The HOPE for Homeowners Program was established pursuant to Title IV of the HER Act. Under the HOPE for Homeowners Program, FHA-approved lenders may refinance loans that will qualify for FHA insurance if the amount of the loan is reduced to no more than 90 percent of the currently appraised value of the property.
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
A FHLBank may provide the AHP grant to members that are FHA-approved lenders or, in the FHLBank’s discretion after consultation with the FHLBank’s affordable housing Advisory Council and determining that such action would be in the best interest of households in the FHLBank’s district, to members that provide the AHP grant to FHA-approved lenders that are not members of the FHLBank.
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
Temporary Authority of the Secretary of the Treasury
The HER Act grants the Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by the Regulated Entities, if he or she determines that such purchase is necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and to protect the taxpayers. For the FHLBanks, this temporary authorization supplements the existing authority of the Secretary of the Treasury under the FHLB Act to purchase up to $4.0 billion of FHLBank obligations. Since 1977, the Treasury has not owned any of the FHLBanks’ consolidated obligations under this previous authority.
In connection with the Secretary of the Treasury’s authority under the HER Act, on September 9, 2008, the Bank entered into a Lending Agreement (the “Agreement”) with the Treasury. Each of the other 11 FHLBanks has also entered into its own Lending Agreement with the Treasury that is identical to the Agreement entered into by the Bank (collectively, the “Agreements”). The FHLBanks entered into these Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility that is designed to serve as a contingent source of liquidity for the Regulated Entities.
The Agreements set forth the terms under which a FHLBank may borrow from and pledge collateral to the Treasury. Under the Agreements, any extensions of credit by the Treasury to the FHLBanks, or any FHLBank, would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the FHLBanks’ Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board.
Loans under the Agreements are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each type of collateral will be discounted as set forth in the Agreements. Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury.
The interest rate applicable to a loan under the Agreements shall be the rate as from time to time established by the Treasury. If all or any portion of the principal and interest on a loan are not paid when due, interest on the unpaid portion shall be calculated at a rate 500 basis points higher than the applicable rate then in effect until the unpaid portion is paid in full. The principal and interest on a loan are immediately due and payable on demand, on the due date and time specified by the Treasury in writing or upon the occurrence of certain events of default. Voluntary prepayments of loans are permissible without penalty, subject to certain conditions pertaining to minimum notice.
The Agreements require a FHLBank (i) promptly to notify the Treasury if it fails or is about to fail to meet applicable regulatory capital requirements and (ii) to maintain its organizational existence. The Agreements contain restrictions on the ability of a FHLBank to create liens on the collateral or to dispose of the collateral.
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
The Agreements terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date. A FHLBank may terminate its consent to be bound by the Agreement prior to that time so long as no loan is then outstanding to the Treasury. To date, none of the FHLBanks have borrowed under the Agreements.
Other Regulatory Developments
On July 1, 2008, the Finance Board issued Advisory Bulletin 2008-AB-02: “Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans to Specific FHLBank Assets” (AB 2008-02), which supplements an earlier Finance Board directive (Advisory Bulletin 2007-AB-01: “Nontraditional and Subprime Residential Mortgage Loans”) by providing written guidance regarding mortgages purchased under the AMA programs, investments in private-label (non-agency) MBS and collateral securing advances. AB 2008-02 relies in part on the standards imposed by the Federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006 and the Statement on Subprime Mortgage Lending dated July 10, 2007 (collectively, the “Interagency Guidance”). Effective upon issuance, AB 2008-02 requires the following: (i) mortgage loan commitments entered into by the FHLBanks under the AMA programs must comply with all aspects of the Interagency Guidance, (ii) purchases of private-label MBS by the FHLBanks must be limited to securities in which the underlying mortgage loans comply with all aspects of the Interagency Guidance, and (iii) mortgages that were originated or acquired by a member after July 10, 2007 may be included in calculating the amount of advances that can be made to that member only if those mortgages comply with all aspects of the Interagency Guidance; similarly, private-label MBS that were issued after July 10, 2007 may be included in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance.
The guidance relating to asset purchases is not expected to have an impact on the Bank in the foreseeable future as it has no current intentions to purchase mortgage loans or private-label MBS. The Bank is in the process of implementing policies to ensure it is in compliance with this guidance. After these policies are fully phased in, they may ultimately require some members either to reduce their borrowings or to provide substitute collateral for currently pledged collateral that does not comply with this guidance. The Bank cannot currently determine what, if any, impact these new regulatory requirements will have on the level of advances outstanding.
Regulatory Oversight
As discussed above, the Finance Agency supervises and regulates the FHLBanks and the Office of Finance. The Finance Agency has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the entire range of operations of the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs annual on-site examinations and periodic interim on-site reviews, and requires the FHLBanks to submit monthly and quarterly information regarding their financial condition, results of operations and risk metrics.
The Comptroller General of the United States (the “Comptroller General”) has authority under the FHLB Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLB Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of a FHLBank’s financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of any FHLBank.
As an SEC registrant, the Bank is subject to the periodic disclosure regime as administered and interpreted by the SEC. The Bank must also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General; these reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent auditor on the financial statements. In addition, the Treasury receives the Finance Agency’s annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
Employees
As of December 31, 2008, the Bank employed 190 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
REFCORP and AHP Assessments
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

As part of the GLB Act of 1999, the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual net earnings before charges for REFCORP (but after expenses for AHP). The FHLBanks will have this obligation until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. As specified in the Finance Agency regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. Because the FHLBanks’ recent REFCORP payments have exceeded $300 million per year, those extra payments have defeased $43 million of the $75 million benchmark payment for the first quarter of 2013 and all scheduled payments thereafter. As was the case for the fourth quarter of 2008, the defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. For additional discussion, see the audited financial statements accompanying this report (specifically, Note 12 on page F-31). Cumulative amounts to be paid by the Bank to REFCORP cannot be determined at this time because the amount is dependent upon the future earnings of each FHLBank and interest rates.
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
Assessments for REFCORP and AHP equate to a minimum 26.5 percent effective assessment rate for the Bank. This rate is increased by the impact of non-deductible interest on mandatorily redeemable capital stock.
Business Strategy and Outlook
The Bank maintains a Strategic Business Plan that provides the framework for its future business direction. The goals and strategies for the Bank’s major business activities are encompassed in this plan, which is updated and approved by the Board of Directors at least annually and at any other time that revisions are deemed necessary.
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings and pay dividends at or slightly above the average effective federal funds rate. Consistent with this business model, throughout the current credit market disruption, the Bank has placed the highest priority on being able to meet its members’ liquidity and funding needs.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. Under this model, the Bank’s net income from recurring sources (and exclusive of gains or losses on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) is expected to rise and fall with the general level of market interest rates, particularly short-term money market rates, and is generally expected to track changes in the federal funds rate. While there can be no assurance about 2009 earnings, dividends, or regulatory actions regarding the Bank’s dividend payments, the Bank currently anticipates that its 2009 earnings will be sufficient both to continue paying dividends at a target rate equal to the average effective federal funds rate for the applicable quarterly periods of 2009 and to continue building retained earnings.
Developments that may have an effect on the extent to which the Bank’s return on average capital stock from recurring sources (and exclusive of gains or losses on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) exceeds the federal funds rate benchmark include general economic and credit market conditions, the level, volatility of and relationships between short-term money market rates such as federal funds and one- and three-month LIBOR, the future availability and cost of the Bank’s long-term debt relative to benchmark rates such as LIBOR, the availability of interest rate exchange agreements at competitive prices, whether the Bank’s larger borrowers continue to be members of the Bank and whether they maintain or increase their borrowing activity, and the impact of the ongoing credit market disruption and economic conditions on demand for the Bank’s credit products from its members.
Demand for advances from all segments of the Bank’s membership base has been elevated throughout the period of credit market disruption that began in the third quarter of 2007. However, during the fourth quarter of 2008 aggregate advances declined from their highest levels. If markets return to more normal conditions, whether as a result of the various initiatives undertaken by the U.S. government or otherwise, demand for advances may fall somewhat from recent levels. In the longer term, however, the Bank believes that there remains potential to sustain a substantial portion of the recent advances growth from among its CFIs and other small and intermediate-sized institutions. There remains uncertainty about the extent to which the Bank’s future membership base will include larger institutions that will borrow in sufficient quantity to provide economies of scale that will sustain the current economics of the Bank’s business model over the long term.
While the Bank’s primary focus will continue to be ensuring its ability to meet the liquidity and funding needs of its members, in order to become a more valuable resource to its members, the Bank intends to continue to evaluate opportunities as they arise to diversify its product offerings and its income stream. In particular, the Bank began offering interest rate derivatives to its members in mid-2008. In the future, the Bank intends to expand the services that it can provide electronically through the secure electronic delivery channel currently used extensively by members to execute advances, initiate wire transfers, provide securities safekeeping instructions, and obtain a wide variety of reports and information about their business relationship with the Bank. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file new business activity notices with the Finance Agency for any new products or services it wants to offer its members, and will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.
Merger Discussions
On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. For additional discussion, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Other Expense.
ITEM 1A. RISK FACTORS
Our profitability is vulnerable to interest rate fluctuations.
We are subject to significant risks from changes in interest rates because most of our assets and liabilities are financial instruments. Our profitability depends significantly on our net interest income and is impacted by changes in the fair value of interest rate derivatives and any associated hedged items. Changes in interest rates can impact our net interest income as well as the values of our derivatives and certain other assets and liabilities. Changes in overall market interest rates, changes in the relationships between short-term and long-term market interest rates, changes in the relationship between different interest rate indices, or differences in the timing of rate resets for assets and liabilities or related interest rate derivatives with interest rates tied to those indices, can affect the interest rates received on our interest-earning assets differently than those paid on our interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, which would result in a decrease in our net interest spread, or a net decrease in earnings related to the relationship between changes in the values of our derivatives and any associated hedged items.
Our profitability may be adversely affected if we are not successful in managing our interest rate risk.
Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include advances volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
Exposure to credit risk from our customers could have a negative impact on our profitability and financial condition.
We are subject to credit risk from advances and other extensions of credit to members, non-member borrowers and housing associates (collectively, our customers). Other extensions of credit include letters of credit issued or confirmed on behalf of customers, customers’ credit enhancement obligations associated with MPF loans held in portfolio, and interest rate exchange agreements we enter into with our customers.
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. During the current economic downturn, the number of our member institutions exhibiting significant financial stress has increased. In 2008, three of our members failed and their advances were repaid in full by the Federal Deposit Insurance Corporation (“FDIC”) as receiver of the failed institutions. If more member institutions fail, and if the FDIC (or other receiver) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in the event of a default by the obligor, due to a reduction in liquidity in the financial markets or otherwise, could cause us to incur a credit loss and adversely affect our financial condition or results of operations.
Loss of large members or borrowers could result in lower investment returns and higher borrowing rates for remaining members.
One or more large members or large borrowers could withdraw their membership or decrease their business levels as a result of a merger with an institution that is not one of our members, or for other reasons, which could lead to a significant decrease in our total assets and capital.
As the financial services industry has consolidated, acquisitions involving some of our larger members have resulted in membership withdrawals or business level decreases. Additional acquisitions that lead to similar results are possible, including acquisitions in which the acquired institutions are merged into institutions located outside our district with which we cannot do business. We could also be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our larger members.
On December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), our largest borrower and shareholder as of December 31, 2008. Outstanding advances to Wachovia were $22.3 billion at December 31, 2008, which represented 37.0 percent of our total outstanding advances as of that date. We are currently unable to predict whether Wells Fargo & Company (headquartered in the Eleventh District of the FHLBank System) will maintain Wachovia’s Ninth District charter and, if so, to what extent, if any, it may alter Wachovia’s relationship with us. If Wachovia’s membership in the Bank was terminated and its advances were repaid, we would be negatively impacted. For a more complete discussion of the potential impact that this proposed acquisition could have on us, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
The loss of Wachovia or one or more other large borrowers that represent a significant proportion of our business could, depending on the magnitude of the impact, cause us to lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions. The magnitude of the impact would depend, in part, on our size and profitability at the time such institution repays its advances to us.

Members’ funding needs may decline, which could reduce loan demand and adversely affect our earnings.
Market factors could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, although aggregate advances declined from their highest levels during the fourth quarter of 2008. If markets return to more normal conditions, whether as a result of the various initiatives undertaken by the U.S. government or otherwise, demand for advances may decrease. A decline in the demand for advances, if significant, could negatively affect our results of operations, which in turn could result in lower rates on dividends paid to members.
We face competition for loan demand, which could adversely affect our earnings.
Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may provide more favorable terms than we do on our advances, including more flexible credit or collateral standards. More recently, our members have had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the United States Department of the Treasury (the “Treasury”) and the FDIC as part of their efforts to support the financial markets during the recent period of market disruption and there may be more programs available in the future.
In addition, the FDIC has recently adopted changes to its deposit insurance premium assessment methodology that will effectively increase premiums for institutions that make relatively extensive use of secured liabilities, including FHLBank advances. For the affected institutions, these changes will make advances and other secured liabilities relatively less attractive compared with deposits or unsecured liabilities as a source of funding.
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
Changes in investors’ perceptions of the creditworthiness of the FHLBanks may adversely affect our ability to issue consolidated obligations on favorable terms.
We currently have the highest credit rating from Moody’s and S&P, the consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, and the other FHLBanks have each been assigned high individual credit ratings as well. As of February 28, 2009, Moody’s had assigned its highest rating to each individual FHLBank, and S&P had assigned individual long-term counterparty credit ratings of AAA/A-1+ to ten FHLBanks and ratings of AA+/A-1+ and AA/A-1+ to the remaining two FHLBanks.
Several FHLBanks, including us, recently announced net losses for the fourth quarter or all of 2008, primarily as a result of other-than-temporary impairment charges on non-agency residential mortgage-backed securities or fair value adjustments related to derivatives and hedging activities, and several FHLBanks have announced actions they have taken to preserve capital.
Although these announcements have not had an impact on the ratings assigned either to any of the affected FHLBanks or to the FHLBanks’ consolidated obligations, these ratings are subject to revision or withdrawal at any time by the rating agencies and neither we nor other FHLBanks, individually or collectively, can be assured of maintaining our current credit ratings. Unfavorable ratings actions, negative guidance from the rating agencies, or negative announcements by one or more of the FHLBanks may adversely affect our cost of funds and ability to issue consolidated obligations on favorable terms, which could negatively affect our financial condition and results of operations.

Competition for funding may adversely affect our cost of funds.
We compete with Fannie Mae, Freddie Mac and other GSEs, as well as commercial banking, corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the global debt markets. As a result of the U.S. and other national governments’ recent efforts to support the credit markets, some portion of the debt of some of these issuers is now supported by various forms of government guarantees. Such government guarantees have affected investors’ preferences for, and have increased the cost of, longer-term FHLBank debt relative to the debt of some of these issuers. The impact of these recent events on our cost of funds, if sustained, or of similar increases in the relative cost of our debt due to other forms of increased debt market competition that might develop, could adversely affect our financial condition and results of operations.
Changes in overall credit market conditions may adversely affect our cost of funds and our access to the capital markets.
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. For instance, a decline in overall investor demand for debt issued by the FHLBanks and similar issuers could adversely affect our ability to issue consolidated obligations on favorable terms. Investor demand is influenced by many factors including changes or perceived changes in general economic conditions, changes in investors’ risk tolerances or balance sheet capacity, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets.
Recent events that have disrupted the flow of credit in the financial markets have also combined to dampen investor demand for longer-term debt securities, including FHLBank consolidated obligation bonds, and stimulate demand for high quality short-term debt instruments such as U.S. Treasury securities and FHLBank consolidated obligation discount notes. These events have included, among other things, the decline in overall U.S. and global economic conditions, substantial credit losses reported by large financial institutions, the failure of one investment banking firm, and combinations of other large commercial banking and investment banking firms.
The resulting changes in investors’ overall investment preferences have reduced demand for and increased the relative cost of our longer-term liabilities while reducing the relative cost of our short-term liabilities. These changes in investor preferences and their impact on our relative cost of funds for different maturities have also made it more difficult for us to match the maturities of our assets and liabilities and caused us to increase advances rates relative to the relevant pricing indices. We cannot predict how long current market conditions will continue, or the extent to which our future funding efforts will be impacted by such conditions. If these conditions continue indefinitely, however, the higher cost of longer-term liabilities would likely cause us to increase rates further for longer-term advances, which could adversely affect the attractiveness of and demand for those advances. In addition, mismatches between the maturities of our assets and liabilities resulting from such debt market conditions could adversely affect our results of operations if the positive spread between the cost of new short-term liabilities and the repricing indices for our longer-term assets shrinks significantly or becomes negative for an extended period of time.

Our joint and several liability for all consolidated obligations may adversely impact our earnings, our ability to pay dividends, and our ability to redeem or repurchase capital stock.
Under the FHLB Act and Finance Agency regulations, we are jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance regardless of whether we receive all or any portion of the proceeds from any particular issuance of consolidated obligations.
If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. In addition, the Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, we could incur significant liability beyond our primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their payment obligations, which could negatively affect our financial condition and results of operations.
Further, the FHLBanks may not pay any dividends to members or redeem or repurchase any shares of stock unless the principal and interest due on all consolidated obligations has been paid in full. Accordingly, our ability to pay dividends or to redeem or repurchase stock could be affected not only by our own financial condition but also by the financial condition of one or more of the other FHLBanks.
Exposure to credit risk on our investments and MPF loans could have a negative impact on our profitability and financial condition.
We are exposed to credit risk from our secured and unsecured investment portfolio and our MPF loans held in portfolio. A worsening of the current economic downturn, further declines in real estate values (both residential and non-residential), changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to increased borrower defaults, which in turn could cause us to incur losses on our investments and/or MPF loans held in portfolio.
In particular, in recent months, delinquencies and losses with respect to residential mortgage loans have generally increased and residential property values have declined in many states. If delinquencies, default rates and loss severities on residential mortgage loans continue to increase, and/or there is a continued decline in residential real estate values, we could experience losses on our investments in non-agency residential mortgage-backed securities (“RMBS”) and/or MPF loans held in portfolio.
In 2008, market prices for our non-agency RMBS holdings declined dramatically due in part to increasing delinquencies and higher loss severities on mortgage loans such as those underlying our securities and in part to market illiquidity (for a description of our investments in RMBS, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Long-Term Investments). We do not consider any of our investments in non-agency RMBS to be other-than-temporarily impaired at December 31, 2008. However, if the performance of the loans underlying our non-agency RMBS continues to deteriorate, we may determine in the future that certain of the securities are other-than-temporarily impaired, and we would recognize an impairment loss equal to the difference between any affected security’s then-current carrying amount and its estimated fair value, which would negatively impact our results of operations and financial condition. If we experienced losses that resulted in our not meeting required capitalization levels, we would be prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the Finance Agency, which could have a material adverse impact on a member’s investment in our capital stock.
On March 5, 2009, the United States House of Representatives approved legislation that would allow judges in certain situations to modify the terms of mortgage loans on primary residences during bankruptcy proceedings. Under such judicial modifications of home mortgages, bankruptcy judges would have the authority to reduce mortgage loan balances for the primary residences of consumers who file for bankruptcy. Judges could also lengthen loan terms and reduce interest rates. Currently, bankruptcy judges can reduce or eliminate other types of debt for consumers, but they do not have the authority to modify mortgage debt on a primary residence. The United States Senate is expected to consider similar legislation in the near future.

Our non-agency RMBS holdings are all self-insured by a senior/subordinate structure in which the subordinate classes of securities provide credit support for the most senior class of securities, an interest in which is owned by us. Notwithstanding this senior/subordinate structure, 16 of our 42 non-agency RMBS, all of which are backed by fixed rate collateral, contain provisions that provide for the allocation of losses resulting from bankruptcies equally among all security holders (both senior and subordinate) after a certain threshold is reached for the underlying loan pool (typically, losses in excess of $100,000). As a result, if this legislation is enacted, we would not necessarily have the same level of credit protection against losses arising from homeowner bankruptcies as we do for all other losses in the loan pools underlying our securities. As of December 31, 2008, the unpaid principal balance of the 16 securities totaled $243.6 million. We are unable at this time to predict whether this legislation will be enacted and, if so, what impact it may have on the ultimate recoverability of our investments.
Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of highly rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, ongoing financial market disruptions have resulted in mergers of several of our derivatives counterparties. The increasing consolidation of the financial services industry will increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find counterparties for such transactions. If such changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
Defaults by or the insolvency of one or more of our derivative counterparties could adversely affect our profitability and financial condition.
We regularly enter into derivative transactions with major banks and broker-dealers. Due to recent market events, some of our derivative counterparties have experienced various degrees of financial stress including, in the case of one counterparty, bankruptcy. During 2008, Lehman Brothers Holdings, Inc. and its affiliate Lehman Brothers Special Financing, Inc. (which was our counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion) filed for bankruptcy protection. While we did not incur a material loss related to these bankruptcies, our financial condition and results of operations could be adversely affected if other derivative counterparties to whom we have exposure fail, and any collateral that we have in place is insufficient to cover their obligations to us.
We enter into collateral exchange agreements with all of our derivative counterparties that include minimum collateral thresholds. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds. These agreements generally establish a maximum unsecured credit exposure threshold of $1 million that one party may have to the other. Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable to return the collateral. Since derivative valuations are determined based on market conditions at particular points in time, they can change quickly. Even after the delivery or return of collateral, we may be in an undersecured position, or be due the return of excess collateral, as the values upon which the delivery or return was based may have changed since the valuation was performed. Further, we may incur additional losses if collateral held by us cannot be readily liquidated at prices that are sufficient to fully recover the value of the derivatives.
Changes in the regulatory environment could negatively impact our operations and financial results and condition.
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008. This legislation established the Finance Agency, a new independent agency in the executive branch of the United States Government with responsibility for regulating us. In addition, the legislation made a number of other changes that will affect our activities. Immediately upon enactment of the legislation, all regulations, orders, directives and determinations issued by the Finance Board transferred to the Finance Agency and remain in force unless modified, terminated or set aside by the new regulatory agency. Additionally, the Finance Agency succeeded to all of the discretionary authority possessed by the Finance Board. The legislation calls for the Finance Agency to issue a number of regulations, orders and reports. The Finance Agency has issued regulations regarding certain provisions of the legislation, some of which are subject to public comments and may change. As a result, the full effect of this legislation on our activities will become known only after the Finance Agency’s required regulations, orders and reports are issued and finalized. For a more complete discussion of this legislation and its impact on us, see Item 1 — Business — Legislative and Regulatory Developments.
On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008, in response to the financial disruptions affecting the financial markets and resulting threats to investment banks and other financial institutions. The Treasury and banking regulators have implemented a number of programs authorized by this legislation, and have taken other actions, to address capital and liquidity issues in the banking system and among other financial market participants. There can be no assurance that these programs will provide long-term stability to the financial markets or the extent to which they will enhance the availability of credit in the financial markets. Furthermore, it is not possible for us to determine the impact, if any, that these programs could have on us in the future.
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including changes to their interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. Further, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services. In addition, as is the case with any change of governmental administration or Congress, there is an increased potential for regulatory changes, some of which could adversely affect us.
An interruption in our access to the capital markets would limit our ability to obtain funds and make advances to members.
We conduct our business and fulfill our public purpose primarily by acting as an intermediary between our members and the capital markets. Certain events, such as the one that occurred on September 11, 2001 or a natural disaster or some other unforeseen capital market disruption, could limit or prevent us from accessing the capital markets in order to issue consolidated obligations for some period of time. An event that precludes us from accessing the capital markets may also limit or preclude our ability to obtain funds from other sources, in which case we would likely have to access funding under our credit facility with the Treasury, which is available to us only until December 31, 2009. Under those circumstances, we do not know whether funding under that credit facility would be available to fund growth in member advances or what additional conditions might be imposed on us by the Finance Agency or the Treasury. For a more complete discussion of our credit facility with the Treasury, see Item 1 — Business — Legislative and Regulatory Developments — Temporary Authority of the Secretary of the Treasury.
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
Under the GLB Act, Finance Agency regulations, and our capital plan, our stock may be redeemed upon the expiration of a five-year redemption period following a redemption request. Only stock in excess of a member’s minimum investment requirement, stock held by a member that has submitted a notice to withdraw from membership, or stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess stock of a member at any time at our sole discretion.
There is no guarantee, however, that we will be able to redeem stock held by an investor even at the end of the redemption period. If the redemption or repurchase of the stock would cause us to fail to meet our minimum capital requirements, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption notice if the redemption would cause the member to fail to maintain its minimum investment requirement. Moreover, since our stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its stock to another member, there can be no assurance that a member would be allowed to sell or transfer any excess stock to another member at any point in time.
We may also suspend the redemption of stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Agency for redemptions or repurchases would be required if the Finance Agency or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, there can be no assurance that the Finance Agency would grant such approval or, if it did, upon what terms it might do so. Redemption and repurchase of our stock would also be prohibited if the principal and interest due on any consolidated obligations issued on behalf of any FHLBank has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.
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
Members must comply with our minimum investment requirement at all times. Our Board of Directors may increase the members’ minimum investment requirement within certain ranges specified in our capital plan. The minimum investment requirement may also be increased beyond such ranges pursuant to an amendment to the capital plan, which would have to be adopted by our Board of Directors and approved by the Finance Agency. We would provide members with 30 days’ notice prior to the effective date of any increase in their minimum investment requirement. Under the capital plan, members are required to purchase an additional amount of our stock as necessary to comply with any new requirements or, alternatively, they may reduce their outstanding advances activity (subject to any prepayment fees applicable to the reduction in activity) on or prior to the effective date of the increase. To facilitate the purchase of additional stock to satisfy an increase in the minimum investment requirement, the capital plan authorizes us to issue stock in the name of the member and to correspondingly debit the member’s demand deposit account maintained with us.
The GLB Act requires members to “comply promptly” with any increase in the minimum investment requirement to ensure that we continue to satisfy our minimum capital requirements. However, the Finance Board stated, when it published the final regulation implementing this provision of the GLB Act, that it did not believe this provision provides the FHLBanks with an unlimited call on the assets of their members. According to the Finance Board, it is not clear whether we or our regulator would have the legal authority to compel a member to invest additional amounts in our capital stock.

Thus, while the GLB Act and our capital plan contemplate that members would be required to purchase whatever amounts of stock are necessary to ensure that we continue to satisfy our capital requirements, and while we may seek to enforce this aspect of the capital plan which was approved by the Finance Board, our ability ultimately to compel a member, either through automatic deductions from a member’s demand deposit account or otherwise, to purchase an additional amount of our stock is not free from doubt.
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
Finance Agency authority to approve changes to our capital plan and to impose other restrictions and limitations on us and our capital management may adversely affect members.
Under Finance Agency regulations and our capital plan, amendments to the capital plan must be approved by the Finance Agency. However, amendments to our capital plan are not subject to member consent or approval. While amendments to our capital plan must be consistent with the FHLB Act and Finance Agency regulations, it is possible that they could result in changes to the capital plan that could adversely affect the rights and obligations of members.
Moreover, the Finance Agency has significant supervisory authority over us and may impose various limitations and restrictions on us, our operations, and our capital management as it deems appropriate to ensure our safety and soundness, and the safety and soundness of the FHLBank System. Among other things, the Finance Agency may impose higher capital requirements on us, and may suspend or otherwise limit stock repurchases, redemptions and dividends.
Regulatory limitations on our ability to pay dividends could result in lower investment returns for members.
Under Finance Agency regulations, we may pay dividends on our stock only out of previously retained earnings or current net earnings. However, if we are not in compliance with our minimum capital requirements or if the payment of dividends would make us noncompliant, we are precluded from paying dividends. Further, we may not declare or pay any dividends in the form of capital stock if our excess stock is greater than one percent of our total assets or if, after the issuance of such shares, our outstanding excess stock would be greater than one percent of our total assets. Payment of dividends would also be suspended if the principal and interest due on any consolidated obligations issued on behalf of any FHLBank has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations. In addition to these explicit limitations, it is also possible that the Finance Agency could restrict our ability to pay a dividend even if we have sufficient retained earnings to make the payment and are otherwise in compliance with the requirements for payment of dividends.
On March 15, 2006, the Finance Board published for comment a proposed regulation that would have established, if adopted in its proposed form, a minimum retained earnings requirement that we would have been required to achieve and maintain, which could have limited our ability to pay dividends. While the final rule adopted by the Finance Board on December 22, 2006 did not include the minimum retained earnings requirements that had been proposed, the Finance Board indicated in the final rule that it intended to address retained earnings in a later rulemaking. Accordingly, there can be no assurance that the Finance Agency will not impose further limitations on our ability to pay dividends in the future.

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
Our capital plan also stipulates that its provisions governing liquidation are subject to the Finance Agency’s statutory authority to prescribe regulations or orders governing liquidations of a FHLBank, and that consolidations and mergers may be subject to any lawful order of the Finance Agency. We cannot predict how the Finance Agency might exercise its authority with respect to liquidations or reorganizations or whether any actions taken by the Finance Agency in this regard would be inconsistent with the provisions of our capital plan or the rights of holders of our Class B Stock. Consequently, there can be no assurance that any liquidation, merger or consolidation involving us will be consummated on terms that do not adversely affect our members’ investment in us.
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
A natural disaster, especially one affecting our region, could adversely affect our profitability or financial condition.
Portions of our district are subject to risks from hurricanes, tornadoes, floods and other natural disasters. Such natural disasters may damage or dislocate our members’ facilities, may damage or destroy collateral pledged to secure advances or other extensions of credit, may adversely affect the livelihood of MPF borrowers or members’ customers or otherwise cause significant economic dislocation in the affected areas. If this were to occur, our business could be negatively impacted.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 25, 2008, the Bank completed its director election process for directorships commencing on January 1, 2009. This process took place in accordance with the rules governing the election of FHLBank directors as specified in the FHLB Act and the related regulations of the Finance Agency. For a description of the Bank’s director election process, see Item 10 — Directors, Executive Officers and Corporate Governance.
For the member directorships commencing on January 1, 2009, there were six nominees for two member directorships representing the state of Texas and one nominee for one member directorship representing the state of Louisiana. With one nominee for the member directorship representing the state of Louisiana, members were not requested to cast votes for that position. There were no open member directorships for the states of Arkansas, Mississippi or New Mexico. For the one independent directorship commencing on January 1, 2009, there was one nominee.
Lee R. Gibson and Howard R. Hackney, each representing the state of Texas, and Joseph F. Quinlan, Jr., representing the state of Louisiana, were elected to serve as member directors. In addition, Margo S. Scholin was elected to serve as an independent director. Each of these directors was elected to serve a four-year term that will expire on December 31, 2012. The election of these directors was reported under Item 5.02 of the Bank’s Current Report on Form 8-K dated November 25, 2008 and filed with the SEC on November 26, 2008.
There were 476 member institutions in Texas that were eligible to vote for member directors, of which 134 institutions cast a total of 2,083,992 votes. Member institutions may only cast votes for a nominee or abstain from voting and may not cast votes against a nominee or indicate that they are withholding votes from a nominee.
The results of the election for the state of Texas were as follows:

	Member	Number of Votes
Nominee	Institution	Received

Lee R. Gibson	Southside Bank	882,010
Executive Vice President and Chief	Tyler, TX
Financial Officer

Howard R. Hackney	Texas Bank and Trust Company	432,445
Director	Longview, TX

John Davenport	Legacy Texas Bank	320,572
Executive Vice President	Plano, TX

Lynn Krauss	First Community Bank San Antonio	284,772
Director	San Antonio, TX

Peter Fisher	Prosperity Bank	141,459
Vice Chairman/General Counsel	El Campo, TX

Steve Holt	One World Bank	22,734
President/Chief Executive Officer	Dallas, TX
There were 886 member institutions in the Bank’s five-state district that were eligible to vote for the independent directorship, of which 171 institutions cast a total of 1,326,747 votes, representing 26 percent of the number of votes eligible to be cast in the election.
Information regarding the Bank’s other directors whose terms of office continued after the election process is provided in Item 10 — Directors, Executive Officers and Corporate Governance. In addition to the directors listed in Item 10, Melvin H. Johnson, Jr. (a member director) and Clarence G. Simmons, III (an independent director) continued to serve as directors of the Bank until their terms expired on December 31, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is Class B stock, is owned by its members or, in some cases, by non-member institutions that have acquired stock by virtue of acquiring a member institution, or by former members that retain capital stock to support advances or other activity that remains outstanding. All of the Bank’s shareholders are financial institutions; no individual owns any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such a transfer could occur only upon approval of the Bank and then only at par value. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 28, 2009, the Bank had 936 shareholders and 29,455,936 shares of capital stock outstanding.
Subject to Finance Agency directives, the Bank is permitted by statute and regulation to pay dividends on members’ capital stock in either cash or capital stock only from previously retained earnings or current net earnings. The Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings, nor may it declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend (for a discussion of the Bank’s minimum capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements). Further, the Bank may not declare or pay any dividends in the form of capital stock if excess stock held by its shareholders is greater than one percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than one percent of the Bank’s total assets. Shares of Class B stock issued as dividend payments have the same rights, obligations, and restrictions as all other shares of Class B stock, including rights, privileges, and restrictions related to the repurchase and redemption of Class B stock. To the extent such shares represent excess stock, they may be repurchased or redeemed by the Bank in accordance with the provisions of the Bank’s capital plan.
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. The Bank has also had a long-standing practice of benchmarking the dividend rate that it pays on its capital stock to the average effective federal funds rate. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid on the last business day of each quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the preceding calendar quarter.

The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2008 and 2007. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2008		2007
		Annualized		Annualized
	Amount(1)	Rate(3)	Amount(2)	Rate(3)

First Quarter	$26,787	4.50%	$31,590	5.25%

Second Quarter	20,043	3.18	29,995	5.26

Third Quarter	15,253	2.09	26,796	5.25

Fourth Quarter	15,043	1.94	26,892	5.08

(1)	Amounts include (in thousands) $927, $541, $361 and $219 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2008, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(2)	Amounts include (in thousands) $2,228, $1,912, $1,283 and $1,209 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2007, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)	Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. With certain exceptions, the Bank’s policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. Taking into consideration its current retained earnings policy target, as well as its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2009 at approximately the average effective federal funds rate for the period from October 1, 2008 through September 30, 2009. For a discussion of the Bank’s current retained earnings policy target, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Retained Earnings and Dividends.
The Bank’s Board of Directors recently declared a dividend in the form of capital stock for the first quarter of 2009 at an annualized rate of 0.50 percent (which approximates the average effective federal funds rate for the fourth quarter of 2008). The first quarter 2009 dividend, to be applied to average capital stock held during the period from October 1, 2008 through December 31, 2008, is payable on March 31, 2009.
Pursuant to the terms of an SEC no-action letter dated September 13, 2005, the Bank is exempt from the requirements to report: (1) sales of its equity securities under Item 701 of Regulation S-K and (2) repurchases of its equity securities under Item 703 of Regulation S-K. In addition, the HER Act specifically exempts the Bank from periodic reporting requirements under the securities laws pertaining to the disclosure of unregistered sales of equity securities.

ITEM 6. SELECTED FINANCIAL DATA

	2008		2007		2006		2005		2004
Balance sheet (at year end)
Advances	$60,919,883		$46,298,158		$41,168,141		$46,456,958		$47,112,017
Investments (1)	13,704,406		16,399,681		13,428,864		17,161,270		15,808,508
Mortgage loans, net (2)	327,059		381,468		449,626		542,478		706,203
Total assets (3)	78,932,898		63,458,256		55,457,966		64,519,215		64,006,243
Consolidated obligations — discount notes	16,745,420		24,119,433		8,225,787		11,219,806		7,085,710
Consolidated obligations — bonds	56,613,595		32,855,379		41,684,138		46,121,709		51,452,135
Total consolidated obligations(4)	73,359,015		56,974,812		49,909,925		57,341,515		58,537,845
Mandatorily redeemable capital stock(5)	90,353		82,501		159,567		319,335		327,121
Capital stock — putable	3,223,830		2,393,980		2,248,147		2,298,622		2,492,789
Retained earnings	216,025		211,762		190,625		178,494		25,920
Dividends paid(5)	75,078		108,641		110,049		89,813		43,961

Income statement
Interest income	$2,294,736		$2,886,482		$2,889,202		$2,292,736		$1,300,067
Net interest income	150,358		223,026		216,292		222,559		220,776
Income before cumulative effect of change in accounting principle (2)	79,341		129,778		122,180		241,479		64,667
Net income (2)	79,341		129,778		122,180		242,387		64,667

Performance ratios
Net interest margin(6)	0.20%		0.40%		0.37%		0.34%		0.36%
Return on average assets (2)(3)	0.11		0.24		0.21		0.37		0.10
Return on average equity (2)	2.52		5.58		4.98		8.90		2.55
Return on average capital stock (2)(7)	2.73		6.18		5.42		9.66		2.73
Total average equity to average assets (3)	4.23		4.22		4.29		4.20		4.10
Weighted average dividend rate (8)	2.58		5.17		4.88		3.58		1.86
Dividend payout ratio (9)	94.63		83.71		90.07		37.05		67.98

Ratio of earnings to fixed charges	1.05	X	1.07	X	1.06	X	1.16	X	1.08	X

Average effective federal funds rate (10)	1.92%		5.02%		4.97%		3.22%		1.35%

(1)	Investments consist of federal funds sold, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale and trading.

(2)	Effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of premiums and discounts on mortgage loans from the retrospective method to the contractual method under Statement of Financial Accounting Standards No. 91. This change resulted in a $1.2 million cumulative increase in the balance of mortgage loans at that date. Net of assessments, the cumulative effect of this change in accounting principle increased 2005 earnings by $908,000.

(3)	The Bank adopted FASB Staff Position FIN 39-1 (“FSP FIN 39-1”) on January 1, 2008. In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of FSP FIN 39-1, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39. The total asset balances at December 31, 2007, 2006, 2005 and 2004 have been adjusted to reflect the retrospective application of FSP FIN 39-1. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the asset-based performance ratios for periods prior to 2008 do not reflect any adjustments for the retrospective application of FSP FIN 39-1.

(4)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2008, 2007, 2006, 2005 and 2004, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $1.252 trillion, $1.190 trillion, $0.952 trillion, $0.937 trillion and $0.869 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $72.9 billion, $57.0 billion, $50.2 billion, $57.8 billion and $58.7 billion, respectively.

(5)	In accordance with Statement of Financial Accounting Standards No. 150, $90.4 million, $82.5 million, $159.6 million, $319.3 million and $327.1 million of the Bank’s capital stock was classified as a liability (“mandatorily redeemable capital stock”) at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. In addition, $1.2 million, $5.3 million, $13.0 million, $11.7 million and $6.6 million of dividends on mandatorily redeemable capital stock were recorded as interest expense during the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, and are excluded from dividends paid.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

(7)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(8)	Weighted average dividend rates are dividends paid in cash and stock divided by average capital stock outstanding during the year excluding mandatorily redeemable capital stock.

(9)	Dividend payout ratio is computed by dividing dividends paid by net income for the year.

(10)	Rates obtained from the Federal Reserve Statistical Release.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 beginning on page F-1 of this Annual Report on Form 10-K.
Forward-Looking Information
This annual report contains forward-looking statements that reflect current beliefs and expectations of the Bank about its future results, performance, liquidity, financial condition, prospects and opportunities, including the prospects for the payment of future dividends. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “will,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual future results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A — Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency has responsibility to ensure that the FHLBanks: (i) operate in a safe and sound manner (including the maintenance of adequate capital and internal controls); (ii) foster liquid, efficient, competitive and resilient national housing finance markets; (iii) comply with applicable laws, rules, regulations, guidelines and orders (including the HER Act and the FHLB Act); (iv) carry out their statutory mission only through authorized activities; and (v) operate and conduct their activities in a manner that is consistent with the public interest. Consistent with these responsibilities, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provided that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency. For additional discussion regarding this new regulatory agency, see Item 1 — Business — Legislative and Regulatory Developments.

The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. While not members of the Bank, state and local housing authorities that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. The Bank balances the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
The Bank’s capital stock is not publicly traded and can be held only by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must purchase stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred (with the prior approval of the Bank) only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks (see Item 1 — Business). Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and generally are publicly traded in the over-the-counter market. The Bank records on its balance sheet only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the United States Government and the United States Government does not guarantee them. Consolidated obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard and Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and highest available credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of February 28, 2009, Moody’s had assigned a deposit rating of Aaa/P-1 to each individual FHLBank and one FHLBank (the FHLBank of Chicago) was on its Watchlist (which would indicate that ratings were under review for possible change). At that same date, S&P had assigned long-term counterparty credit ratings of AAA/A-1+ to 10 of the FHLBanks (including the Bank), AA+/A-1+ to the FHLBank of Seattle and AA/A-1+ to the FHLBank of Chicago. In addition, as of February 28, 2009, S&P had assigned stable outlooks to all 12 of the FHLBanks.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
Currently, the FHLBank of Chicago is operating under a consensual cease and desist order. The cease and desist order states that the Finance Board (now Finance Agency) has determined that requiring the FHLBank of Chicago to take the actions specified in the order will “improve the condition and practices of the [FHLBank of Chicago], stabilize its capital, and provide the [FHLBank of Chicago] an opportunity to address the principal supervisory concerns identified by the Finance Board.” The cease and desist order is available on the Finance Agency’s web site at www.fhfa.gov.

Several FHLBanks, including the Bank, recently announced net losses for either the fourth quarter or full year 2008, or both, primarily related to either other-than-temporary impairment charges on non-agency residential mortgage-backed securities or fair value adjustments related to derivatives and hedging activity. In addition, several FHLBanks have announced that they would take one or more actions to improve their capital position primarily in light of the actual or potential impact of other-than-temporary impairment charges related to their holdings of non-agency residential mortgage-backed securities.
Neither any of the ratings, ratings actions, cease and desist order, operating results or capital management actions described above, nor the events or developments at the affected FHLBanks that precipitated any of those actions or events, have had an impact on the FHLBanks’ ability to issue debt in the financial markets, nor are they currently expected to lead to losses under the Bank’s joint and several liability.
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
The Bank’s earnings, exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133, are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including the effect of net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) generally tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on average capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Return on average capital stock	2.73%	6.18%	5.42%
Average effective federal funds rate	1.92%	5.02%	4.97%
Weighted average of dividend rates paid (1)	2.92%	5.21%	4.88%
Reference average effective federal funds rate (reference rate) (2)	2.92%	5.21%	4.88%

(1)	Computed as the average of the dividend rates paid in each quarter during the year weighted by the number of days in each quarter.

(2)	See discussion below for a description of the reference rate.
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
To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the years ended December 31, 2008 and 2007, the reference average effective federal funds rate reflects the average effective federal funds rate for the periods from October 1, 2007 through September 30, 2008 and from October 1, 2006 through September 30, 2007, respectively. For the year ended December 31, 2006, the reference average effective federal funds rate was computed by including the average effective federal funds rate for the first quarter of 2006 once, the average effective federal funds rate for the second quarter of 2006 twice and the average effective federal funds rate for the third quarter of 2006 once. For additional discussion regarding the modifications to the Bank’s dividend declaration and payment process, see the section entitled “Financial Condition — Retained Earnings and Dividends.”
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
Financial Market Conditions
As they had been in late 2007, capital market participants were cautious throughout 2008 about the creditworthiness and liquidity of their investments, which curtailed overall market liquidity throughout most of the year. The impact of this caution was particularly acute during the last half of the third quarter and the first half of the fourth quarter of 2008.

The heightening level of caution during that period was reinforced by a series of events affecting the financial services industry that resulted in significant changes in the number, ownership structure and liquidity of some of the largest U.S. financial services companies. These events included the appointment of a conservator for the secondary market housing GSEs, the bankruptcy filing of a large investment banking firm, combinations of investment banks with other large financial services firms and of large banking companies with other banking organizations, and the corporate restructuring of other investment banks as bank holding companies.
At the same time, the U.S. and other governments and their central banks continued to develop and implement aggressive initiatives in an ongoing effort to provide support for and to restore the functioning of the global credit markets. In addition to providing direct support for particular market sectors, during this period the U.S. government developed legislative initiatives that ultimately became the Emergency Economic Stabilization Act of 2008, which became law in early October 2008 and authorized the United States Department of the Treasury (the “Treasury”) to invest up to $700 billion in a wide variety of asset categories to support the credit markets. The variety of government initiatives, the different types of support those initiatives provided the markets, and the announced sunset dates for those support mechanisms also had the effect of creating uncertainty around the appropriate relationship of pricing for different types of instruments issued by different types of institutions.
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
As a result of these market developments, the FHLBanks’ cost of issuing long-maturity senior debt as compared to three-month LIBOR on a swapped cash flow basis rose sharply over the course of the third quarter relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy any long-term debt instruments, coupled with strong investor demand for short-term, high-quality assets. In response, the FHLBanks issued large quantities of discount notes, floating-rate notes, and short-term callable and bullet bonds during the latter half of 2008 in order to accommodate investor preferences and demand. As a result of this funding activity, the FHLBanks increased their relative use of discount notes as a source of funding to meet their refunding needs and growing member demand for liquidity during the period.
While significant uncertainty remains regarding the future course of economic conditions and the credit markets, and a continuation of elevated market volatility and reduced market liquidity for some period seems likely, the credit markets have experienced small but significant signs of improvement since the middle of the fourth quarter. These improvements appear to have been supported by several governmental programs that were either introduced or expanded during the fourth quarter of 2008. For instance, the Treasury implemented the Troubled Asset Relief Program authorized by Congress in October by distributing approximately $350 billion of funding to financial institutions. Other initiatives that have contributed to the improvement include the Federal Reserve’s purchases of commercial paper, its purchases of agency debt securities (including FHLBank debt) and agency MBS, and expansion of its auctions of short-term liquidity. In addition, the expansion of the Federal Deposit Insurance Corporation’s (“FDIC”) support for the markets through its Temporary Liquidity Guarantee Program provided additional support for bank debt issues and encouraged depositors to allow larger balances to remain in bank accounts.
In addition to those actions to provide additional direct liquidity to the markets, the Federal Reserve Board, through its Federal Open Market Committee, reduced its target for the federal funds rate first from 2.00 percent to 1.00 percent in two steps during October 2008, and then subsequently reduced the target to a range between 0.0 and 0.25 percent. Overnight inter-bank lending rates stabilized near the upper end of that range in January 2009. In addition, one- and three-month LIBOR rates fell from 3.93 percent and 4.05 percent, respectively, at September 30, 2008 to 0.44 percent and 1.43 percent, respectively, as of December 31, 2008, and those rates have remained near those levels since that date.

Along with general credit market improvements over that period of time, the flexibility of the FHLBanks’ access to the debt markets has also improved somewhat. While there are still significant investor preferences for short maturity assets, investor interest in and the pricing of somewhat longer dated securities has improved slightly.
Despite the noted improvements in the credit markets, however, general economic conditions have deteriorated significantly since September 2008. The weaker economic outlook, along with uncertainty regarding the future of large financial institutions and the nature and extent of government efforts to support the banking industry, have combined to maintain participants’ cautious approach to the credit markets.
The following table presents information on key market interest rates at December 31, 2008 and 2007 and key average market interest rates for the years ended December 31, 2008, 2007 and 2006.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2008	2007	2008	2007	2006

Federal Funds Target (1)	0.25%	4.25%	2.08%	5.05%	4.96%
Average Effective Federal Funds Rate (2)	0.14%	3.06%	1.92%	5.02%	4.97%
1-month LIBOR (1)	0.44%	4.60%	2.68%	5.25%	5.10%
3-month LIBOR (1)	1.43%	4.70%	2.93%	5.30%	5.20%
2-year LIBOR (1)	1.48%	3.81%	2.94%	4.91%	5.23%
5-year LIBOR (1)	2.13%	4.18%	3.69%	5.01%	5.23%
10-year LIBOR (1)	2.56%	4.67%	4.24%	5.24%	5.32%
3-month U.S. Treasury (1)	0.08%	3.24%	1.45%	4.46%	4.85%
2-year U.S. Treasury (1)	0.77%	3.05%	2.00%	4.36%	4.82%
5-year U.S. Treasury (1)	1.55%	3.44%	2.79%	4.42%	4.75%
10-year U.S. Treasury (1)	2.21%	4.03%	3.64%	4.63%	4.79%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
2008 In Summary
•	The Bank ended 2008 with total assets of $78.9 billion and total advances of $60.9 billion, an increase from $63.5 billion and $46.3 billion, respectively, at the end of 2007. The growth in advances for 2008 reflected in part the unsettled nature of the capital markets throughout the year and the relative attractiveness of advances as a source of liquidity and long-term funding for member institutions. Member demand for advances peaked near the end of the third quarter when conditions in the financial markets were particularly unsettled, ending the third quarter of 2008 at $68.0 billion, and declined during the fourth quarter as market conditions calmed somewhat.

•	The Bank’s net income for 2008 was $79.3 million, including $150.4 million of net interest income and $6.7 million in net gains on derivatives and hedging activities. The Bank’s 2008 net income included quarterly results of $31.2 million, $40.6 million, $75.1 million and negative $67.6 million, respectively, for the four quarterly periods. The fourth quarter net loss was primarily the result of the net losses on derivatives and hedging activities and the negative net interest income summarized in the following two paragraphs.

•	The $6.7 million in net gains on derivatives and hedging activities for the year included significant quarterly fluctuations in net gains and losses, including net gains of $56.3 million in the third quarter and net losses of $64.4 million in the fourth quarter. Net gains and losses on derivatives and hedging activities for those two quarters were largely unrealized and transitory, and included a $60.9 million unrealized gain in the third quarter and a $122.4 million unrealized loss in the fourth quarter related to hedge ineffectiveness on interest rate swaps used to convert approximately $40 billion of fixed rate consolidated obligation bonds to LIBOR floating rates. Those unrealized gains and losses were attributable in large part to the unusual fluctuations in three-month LIBOR rates, which spiked from 2.82 percent at September 15, 2008 to 4.05 percent at September 30, 2008 and which then fell to 1.43 percent at December 31, 2008. In addition, the Bank recorded a $17.3 million loss in the third quarter and a $60.0 million gain in the fourth quarter related to fair value changes on stand-alone derivatives. These fluctuations were attributable in large part to the significant growth in the Bank’s portfolio of stand-alone derivatives during 2008 and the volatility of and relationship between one- and three-month LIBOR rates during the latter part of the year. The magnitude of the periodic fluctuations in the Bank’s unrealized gains and losses from hedge ineffectiveness and stand-alone derivatives in the future will continue to be driven largely by the volatility of and relationship between short-term LIBOR rates.

•	The Bank’s $150.4 million of net interest income for the full year included negative net interest income of $11.6 million for the fourth quarter. The negative net interest income for the fourth quarter resulted largely from actions the Bank took to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income for the fourth quarter. The Bank expects the negative spread on its short-term assets to turn positive as the Bank replaces the debt issued in late 2008 with lower cost debt during the early part of 2009.

•	During 2008, unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities classified as held-to-maturity increased from $25.6 million (3.1 percent of amortized cost) to $277.0 million (40.9 percent of amortized cost). Based on its year-end 2008 analysis of the securities in this portfolio, the Bank believes that the unrealized losses were principally the result of diminished liquidity and larger risk premiums in the non-agency mortgage-backed securities market and do not accurately reflect the actual historical or currently likely future credit performance of the securities. Because the Bank does not believe that it is probable that it will be unable to collect all principal and interest payments due on the individual securities and because it has the intent and ability to hold all of the securities through to recovery of the unrealized losses, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2008. However, prospects for future housing market conditions, which will influence whether the Bank will record any other-than-temporary impairment charges in the future, remain uncertain.

•	At all times during 2008, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s retained earnings increased to $216.0 million at December 31, 2008 from $211.8 million at December 31, 2007.

•	During 2008, the Bank paid dividends totaling $75.1 million (excluding dividends paid on mandatorily redeemable capital stock); the quarterly dividends during the year were paid at rates that equaled the benchmark average effective federal funds rate for the applicable reference periods. While there can be no assurances about 2009 earnings, dividends, or regulatory actions, the Bank currently anticipates that its 2009 earnings will be sufficient both to continue paying dividends at a target rate that approximates the average effective federal funds rate for the applicable quarterly periods of 2009 and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.
Financial Condition
The following table provides selected period-end balances as of December 31, 2008, 2007 and 2006, as well as selected average balances for the years ended December 31, 2008, 2007 and 2006. In addition, the table provides the percentage increase or decrease in each of these balances from 2006 to 2007 and from 2007 to 2008. As shown in the table, the Bank’s total assets increased by 24.4 percent (or $15.5 billion) during the year ended December 31, 2008 after increasing by 14.4 percent (or $8.0 billion) during the year ended December 31, 2007. The increase in total assets during the year ended December 31, 2008 was primarily attributable to a $14.6 billion increase in advances. As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2008, total consolidated obligations increased by $16.4 billion, as consolidated obligation bonds increased by $23.8 billion and consolidated obligation discount notes declined by $7.4 billion.
During the year ended December 31, 2007, total assets increased due primarily to a $5.1 billion increase in advances and a $3.0 billion increase in the Bank’s short-term investments. The funding for those assets also increased during the year ended December 31, 2007, as consolidated obligation discount notes increased by $15.9 billion and consolidated obligation bonds declined by $8.8 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31,
	2008		2007		2006
		Percentage		Percentage
		Increase		Increase
	Balance	(Decrease)	Balance	(Decrease)	Balance
Advances	$60,920	31.6%	$46,298	12.5%	$41,168
Short-term liquidity holdings
Interest-bearing deposits (4)	3,684	*	1	—	1
Federal funds sold (1)	1,872	(75.0)	7,500	36.5	5,495
Commercial paper (2)	—	(100.0)	994	*	—
Long-term investments (3)	11,829	49.7	7,902	(0.4)	7,934
Mortgage loans, net	327	(14.2)	381	(15.3)	450
Total assets (4)	78,933	24.4	63,458	14.4	55,458
Consolidated obligations — bonds	56,614	72.3	32,855	(21.2)	41,684
Consolidated obligations — discount notes	16,745	(30.6)	24,120	193.2	8,226
Total consolidated obligations	73,359	28.8	56,975	14.2	49,910
Mandatorily redeemable capital stock	90	8.4	83	(48.1)	160
Capital stock	3,224	34.7	2,394	6.5	2,248
Retained earnings	216	1.9	212	11.0	191
Average total assets	74,641	35.6	55,056	(3.7)	57,172
Average capital stock	2,911	38.6	2,101	(6.7)	2,253
Average mandatorily redeemable capital stock	57	(45.2)	104	(50.7)	211

*	The percentage increase is not meaningful.

(1)	The balance at December 31, 2007 includes $400 million of federal funds sold to another FHLBank. This amount is classified in the Bank’s statement of condition as “Loan to other FHLBank.”

(2)	The Bank’s commercial paper investments are classified as held-to-maturity securities.

(3)	Consists of securities classified as held-to-maturity (other than short-term commercial paper), available-for-sale and, for 2006, trading.

(4)	The balances at December 31, 2007 and 2006 have been adjusted to reflect the retrospective application of FSP FIN 39-1, as discussed in the accompanying audited financial statements (specifically, Note 2 beginning on page F-15 of this report).

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2008, 2007 and 2006.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial banks	$29,889	50%	$14,797	32%	$13,747	33%
Thrift institutions	27,687	46	27,825	60	21,717	53
Credit unions	1,565	3	1,966	4	1,897	4
Insurance companies	243	—	208	1	215	1

Total member advances	59,384	99	44,796	97	37,576	91

Housing associates	131	—	5	—	9	—
Non-member borrowers	730	1	1,338	3	3,601	9

Total par value of advances	$60,245	100%	$46,139	100%	$41,186	100%

Total par value of advances outstanding to CFIs (1)	$11,530	19%	$6,401	14%	$5,896	14%

(1)	The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2008, 2007 and 2006 based upon the definitions of CFIs that applied as of those dates. At December 31, 2007 and 2006, CFIs were defined as FDIC-insured institutions with average total assets over the three prior years of less than $599 million and $587 million, respectively. With the enactment of the HER Act on July 30, 2008, CFIs were redefined as FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1 billion, as adjusted annually for inflation. For additional discussion, see Item 1 — Business — Legislative and Regulatory Developments.
At December 31, 2008, the carrying value of the Bank’s advances portfolio totaled $60.9 billion, compared to $46.3 billion and $41.2 billion at December 31, 2007 and 2006, respectively. The par value of advances outstanding at December 31, 2008, 2007 and 2006 was $60.2 billion, $46.1 billion and $41.2 billion, respectively.
A significant portion of the $14.1 billion increase in outstanding advances during 2008 was attributable to increases in advances to two borrowers. In February 2008, Comerica Bank, which recently relocated its charter to the Ninth District, became a member of the Bank. As of December 31, 2008, Comerica Bank had outstanding advances of $8.0 billion and was the Bank’s second largest borrower. In addition, advances to the Bank’s largest borrower, Wachovia Bank, FSB (“Wachovia”), increased by $5.0 billion during 2008. The increase in advances to these borrowers was partially offset by a $2.1 billion decrease in advances to Franklin Bank, S.S.B during 2008. On November 7, 2008, the Texas Department of Savings and Mortgage Lending closed Franklin Bank, S.S.B., and the FDIC was named receiver. At that time, Franklin Bank, S.S.B. had outstanding advances totaling $1.0 billion. On November 12, 2008, these advances were fully repaid.
The remaining $3.2 billion increase in outstanding advances during 2008 was attributable in large part to increased borrowing by the Bank’s CFIs. The Bank believes the increase in advances to its small and mid-sized borrowers was largely attributable to the attractiveness of the terms for advances as the unsettled nature of the credit markets continued. The prevailing credit market conditions may also have led some members to increase their borrowings in order to increase their liquidity, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost. Member demand for advances peaked near the end of the third quarter of

2008 when conditions in the financial markets were particularly unsettled and declined during the fourth quarter as market conditions calmed somewhat.
The $4.9 billion increase in the Bank’s outstanding advances during 2007 occurred despite the fact that Washington Mutual Bank and Capital One, National Association, each a non-member borrower, repaid $3.1 billion and $1.3 billion of advances, respectively. Advances to non-member borrowers may not be renewed at maturity. During 2007, advances to Wachovia increased by $5.5 billion. As further explained below, members’ borrowing activities varied significantly between the first and second half of 2007.
During the first six months of 2007, the Bank’s outstanding advances declined by $4.7 billion despite a $1.5 billion increase in advances outstanding to Wachovia. Excluding the repayment during this period of $2.2 billion of advances by Washington Mutual Bank and $1.2 billion of advances by Capital One, National Association, the Bank’s advances declined by $1.3 billion during the six months ended June 30, 2007. The Bank believes that the net reduction in its advances over the first half of 2007 was attributable in large part to the prevailing interest rate environment, which the Bank believes had in many instances limited its members’ opportunities to profitably invest proceeds from advances. In addition, the Bank believes that, to a lesser extent, increased competition from other funding sources also contributed to the decline in its advances during the first half of 2007.
During the second half of 2007, the Bank’s outstanding advances increased by $9.6 billion (despite the repayment by Washington Mutual Bank and Capital One, National Association of an additional $0.9 billion and $0.1 billion, respectively, of advances). During this period, advances to Wachovia increased by $4.0 billion. The Bank believes that the increase in demand for advances during the second half of 2007 was due in large part to the credit market conditions during that period, which in some cases had reduced the availability and affordability of members’ alternative funding sources. In other cases, the unsettled nature of the credit markets may have led some members to increase their borrowings in order to increase their liquidity, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost.
At December 31, 2008, advances outstanding to the Bank’s ten largest borrowers totaled $39.2 billion, representing 65.1 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s ten largest borrowers as of December 31, 2008.
TEN LARGEST BORROWERS AS OF DECEMBER 31, 2008
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$22,263	37.0%
Comerica Bank	Dallas	TX	8,000	13.3
International Bank of Commerce	Laredo	TX	2,290	3.8
Guaranty Bank	Austin	TX	2,157	3.6
Southside Bank	Tyler	TX	885	1.5
Renasant Bank	Tupelo	MS	821	1.4
Texas Capital Bank, National Association	Dallas	TX	800	1.3
BancorpSouth Bank	Tupelo	MS	720	1.2
First National Bank	Edinburg	TX	656	1.0
Capital One, National Association (2)	McLean	VA	627	1.0

			$39,219	65.1%

(1)	Previously known as World Savings Bank, FSB (Texas)

(2)	Previously known as Hibernia National Bank

As of December 31, 2007 and 2006, advances outstanding to the Bank’s ten largest borrowers comprised $30.2 billion (65.3 percent) and $28.7 billion (69.5 percent), respectively, of the total advances portfolio.
In November 2005, Capital One Financial Corp. acquired Hibernia National Bank (now known as Capital One, National Association), the Bank’s tenth largest borrower and sixteenth largest shareholder at December 31, 2008. Effective July 1, 2007, Capital One, National Association relocated its charter to the Fourth District of the FHLBank System (which is served by the FHLBank of Atlanta) and is no longer eligible for membership in the Bank. Capital One, National Association’s advances are scheduled to mature as follows: $600.9 million in 2009 and $25.9 million during the period from 2010 through 2034.
Effective December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia, the Bank’s largest borrower and shareholder. As indicated in the table above, Wachovia had $22.3 billion of advances outstanding as of December 31, 2008, which represented 37.0 percent of the Bank’s total outstanding advances at that date. Wachovia’s advances are scheduled to mature between April 2009 and October 2013.
Wells Fargo & Company (“Wells Fargo”) is headquartered in the Eleventh District of the FHLBank System and affiliates of Wells Fargo maintain charters in the Fourth, Eighth, Eleventh and Twelfth Districts of the FHLBank System, which are served by the FHLBanks of Atlanta, Des Moines, San Francisco and Seattle, respectively. The Bank is currently unable to predict whether Wells Fargo will maintain Wachovia’s Ninth District charter and, if so, to what extent, if any, it may alter Wachovia’s relationship with the Bank. For instance, Wells Fargo might retain Wachovia’s Ninth District charter, maintain Wachovia’s membership in the Bank, and continue to borrow from the Bank in the normal course of business, in which case Wells Fargo’s acquisition of Wachovia Corporation would not be expected to have a negative impact on the Bank. Alternatively, Wells Fargo might elect to dissolve Wachovia’s Ninth District charter and terminate its membership with the Bank, in which case it might elect to leave the existing advances outstanding until their scheduled maturities, or prepay some or all of the advances along with any prepayment fees that might be due under the Bank’s normal prepayment fee policies. During the years ended December 31, 2008, 2007 and 2006, Wachovia accounted for 38.6 percent, 37.2 percent and 28.6 percent, respectively, of the Bank’s total interest income from advances.
The loss of advances to one or more large borrowers, if not offset by growth in advances to other institutions, could have a negative impact on the Bank’s return on capital stock. A larger balance of advances helps to provide a critical mass of advances and capital to support the fixed component of the Bank’s cost structure, which helps maintain returns on capital stock, dividends and relatively lower advances pricing. In the event the Bank were to lose one or more large borrowers that represent a significant proportion of its business, it could, depending upon the magnitude of the impact, lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions.
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
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of December 31, 2008 and 2007.

COMPOSITION OF ADVANCES
(Dollars in millions)

	December 31, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$10,745	17.8%	$13,692	29.7%
Maturity 1 month to 12 months	3,404	5.6	2,526	5.5
Maturity greater than 1 year	7,446	12.4	4,014	8.7
Fixed rate, amortizing	3,654	6.1	3,415	7.4
Fixed rate, putable	4,201	7.0	2,818	6.1

Total fixed rate advances	29,450	48.9	26,465	57.4

Floating rate advances
Maturity less than one month	390	0.6	545	1.2
Maturity 1 month to 12 months	5,695	9.5	4,190	9.1
Maturity greater than 1 year	24,710	41.0	14,939	32.3

Total floating rate advances	30,795	51.1	19,674	42.6

Total par value	$60,245	100.0%	$46,139	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in Item 1 — Business. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which members may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in Item 1 — Business, the Bank reviews its members’ financial condition on at least a quarterly basis to identify any members whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At December 31, 2008, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of interest-bearing deposits at the Federal Reserve Bank of Dallas. At December 31, 2007, the Bank’s short-term liquidity portfolio was comprised of $7.5 billion of overnight federal funds sold to domestic counterparties (including another FHLBank) and $995 million (par value) of 30-day commercial paper. The Bank’s short-term commercial paper investments are classified as held-to-maturity securities in the statement of condition. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, and changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs.
Long-Term Investments
At December 31, 2008 and 2007, the Bank’s long-term investment portfolio was comprised of approximately $11.7 billion and $7.7 billion, respectively, of mortgage-backed securities (“MBS”) and $0.1 billion and $0.2 billion, respectively, of U.S. agency debentures. The Bank’s long-term investment portfolio includes securities that are classified for balance sheet purposes as either held-to-maturity or available-for-sale as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity		Available-for-Sale	Investments	Held-to-Maturity
December 31, 2008	(at amortized cost)		(at fair value)	(at carrying value)	(at fair value)

U.S. agency debentures
U.S. government guaranteed obligations	$66		$—	$66	$66

MBS portfolio
U.S. government guaranteed obligations	29		—	29	28
Government-sponsored enterprises	10,629		99	10,728	10,386
Non-agency residential MBS	677		—	677	400
Non-agency commercial MBS	297		28	325	287

Total MBS	11,632		127	11,759	11,101

State or local housing agency debentures	4		—	4	3

Total long-term investments	$11,702		$127	$11,829	$11,170

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity		Available-for-Sale	Investments	Held-to-Maturity
December 31, 2007	(at amortized cost)		(at fair value)	(at carrying value)	(at fair value)

U.S. agency debentures
U.S. government guaranteed obligations	$75		$—	$75	$75
Government-sponsored enterprises	—		57	57	—
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—		35	35	—
FHLBank of San Francisco (primary obligor)	—		7	7	—

Total U.S. agency debentures	75		99	174	75

MBS portfolio
U.S. government guaranteed obligations	34		—	34	34
Government-sponsored enterprises	5,910		169	6,079	5,881
Non-agency residential MBS	821		—	821	796
Non-agency commercial MBS	695		94	789	705

Total MBS	7,460		263	7,723	7,416

State or local housing agency debentures	5		—	5	5

Total long-term investments	$7,540	(2)	$362	$7,902	$7,496

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank was the primary obligor, and for which each of the FHLBanks, including the Bank, was jointly and severally liable.

(2)	The total does not agree to the balance reported in the Bank’s statement of condition as the amount reported above excludes short-term commercial paper investments with a carrying value of $994 million at December 31, 2007. Such amount is classified as held-to-maturity securities in the Bank’s statement of condition.
At December 31, 2007, the Bank’s portfolio of U.S. agency debentures included $42 million of FHLBank consolidated obligations, the primary obligors of which were other FHLBanks and for which the Bank was jointly and severally liable (see Item 1 — Business). These investments matured and were fully repaid in 2008. From time to time, the Bank has purchased such consolidated obligations in the secondary market when the returns available on these securities met the Bank’s investment criteria. This occurred, albeit infrequently, when net returns in the secondary market for certain consolidated obligations issued by other FHLBanks, combined with offsetting interest rate swaps that converted the consolidated obligation coupons to LIBOR floating rates, exceeded the net cost of newly issued consolidated obligations likewise converted to LIBOR floating rates with interest rate swaps. All of the Bank’s investments in these securities occurred in the mid to late 1990s.

Finance Agency regulations prohibit the direct placement of consolidated obligations with any FHLBank at issuance. A related regulatory interpretation issued on March 30, 2005 clarifies that this prohibition applies equally to purchases of consolidated obligations directly from the Office of Finance or indirectly from an underwriter of FHLBank debt. All of the Bank’s purchases of consolidated obligations were made in the secondary market. The Bank has never purchased consolidated obligations issued by another FHLBank at issuance, either directly through the Office of Finance or indirectly from an underwriter of FHLBank debt. Therefore, this prohibition had no effect on the Bank’s previous investments in FHLBank consolidated obligations. The regulatory interpretation also notes that investing in consolidated obligations is not a core mission activity for the FHLBanks as such activities are defined by the regulations. However, neither Finance Agency regulations nor related guidance currently limit the amount of the Bank’s investments in consolidated obligations, and the regulations specifically exclude obligations of other FHLBanks from the limits that otherwise apply to unsecured extensions of credit to GSEs. Because investments in consolidated obligations are not a part of the Bank’s current investment strategy, the Bank does not believe that this regulatory interpretation will have a material impact on its future investment activities.
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
On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008 (“AB 2008-01”), the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital. On June 30, 2008, the Office of Supervision approved the Bank’s submission. The Bank’s Board of Directors may subsequently expand the Bank’s incremental MBS investment authority by some amount up to the entire additional 300 percent of capital authorized by the Finance Board. Any such increase authorized by the Bank’s Board of Directors would require approval from the Finance Agency. As of December 31, 2008, the Bank held $11.8 billion of MBS, which represented 333 percent of its total regulatory capital.
During the year ended December 31, 2008, the Bank acquired (based on trade date) $6.180 billion of long-term investments, all of which had settled as of December 31, 2008. The Bank acquired $5.830 billion ($5.996 billion par value) of LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that it designated as held-to-maturity (of which $1.556 billion was acquired in July 2008 under the expanded authority) and one LIBOR-indexed floating rate CMO issued by Fannie Mae (a $97.7 million par value security that the Bank acquired in June 2008 at a cost of $93.3 million), which the Bank classified as available-for-sale. As further described below, the floating rate coupons of these securities are subject to interest rate caps. In addition, during the first quarter of 2008, the Bank purchased $257 million ($250 million par value) of U.S. agency debentures; these investments were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. In April 2008, the Bank sold all of the U.S. agency debentures that it had acquired during the first quarter of 2008 and terminated the associated interest rate swaps. The realized gains on the sales of these available-for-sale securities totaled $2.8 million. This action was taken in response to favorable opportunities in the market at that time. In addition, on October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. Proceeds from the sale totaled $56,541,000, resulting in a realized loss at the time of sale of $3.7 million, of which $2.5 million had been recognized in the third quarter of 2008 as an other-than-temporary impairment charge because the Bank no longer had the intent as of September 30, 2008 to hold this security through to recovery of the unrealized loss. At September 30, 2008, the amortized cost of this security exceeded its estimated fair value at that date by $2.5 million.
The Bank did not sell any other long-term investments during the year ended December 31, 2008; during this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $1.7 billion and $268 million, respectively. The Bank currently has capacity under applicable policies and regulations to purchase additional agency MBS and U.S. agency debentures and currently anticipates that it will purchase additional agency MBS from time to time.
During the years ended December 31, 2007 and 2006, the Bank acquired (based on trade date) $1.6 billion and $0.6 billion, respectively, of long-term investments, all of which were LIBOR-indexed floating rate CMOs designated as held-to-maturity (the floating rate coupons of these securities are also subject to interest rate caps); during these same periods, the proceeds from maturities of long-term securities designated as held-to-maturity totaled approximately $1.2 billion and $1.6 billion, respectively. In 2007 and 2006, the Bank did not sell any available-for-sale securities; during these periods, the proceeds from maturities of long-term securities designated as available-for-sale totaled approximately $354 million and $285 million, respectively.
Over the last three years, substantially all of the CMOs that the Bank has acquired were issued by either Fannie Mae or Freddie Mac. When purchasing securities to add to its investment portfolio, the Bank generally purchases floating rate CMOs and other floating rate MBS whose coupons are indexed to LIBOR because their coupons better match the coupons of the Bank’s debt when it is swapped to LIBOR.
On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values. The Bank’s remaining trading securities, totaling $3.4 million as of December 31, 2008, are comprised solely of mutual fund investments associated with its non-qualified deferred compensation plans.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of December 31, 2008 and 2007.

COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	December 31, 2008		December 31, 2007
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$29	$29	$34	$34
Government-sponsored enterprises	10,880	10,714	5,911	5,905
Non-agency residential	677	677	821	821

Total floating rate CMOs	11,586	11,420	6,766	6,760

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	29	28	93	94
Government-sponsored enterprise DUS(4)	10	10	160	160
Government-sponsored enterprise CMOs	—	—	9	9

Total swapped MBS	39	38	262	263

Total floating rate MBS	11,625	11,458	7,028	7,023

Fixed rate MBS
Government-sponsored enterprises	4	4	5	5
AAA rated non-agency CMBS(5)	297	297	695	695

Total fixed rate MBS	301	301	700	700

Total MBS	$11,926	$11,759	$7,728	$7,723

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance-guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR-indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
Unrealized losses on the Bank’s MBS classified as held-to-maturity increased from $58.1 million at December 31, 2007 to $557 million at December 31, 2008. Unrealized losses on the Bank’s MBS classified as available-for-sale were $1.7 million at both December 31, 2008 and 2007. The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of December 31, 2008 and 2007.

UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	December 31, 2008		December 31, 2007
		Unrealized		Unrealized
	Gross	Losses as	Gross	Losses as
	Unrealized	Percentage of	Unrealized	Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost

Government guaranteed	$1	2.8%	$—	—%
Government-sponsored enterprises	270	2.5%	33	0.7%
Non-agency residential mortgage-backed securities	277	40.9%	26	3.1%
Non-agency commercial mortgage-backed securities	11	3.4%	1	0.8%

	$559		$60

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. When evaluating whether an impairment is other than temporary, the Bank assesses whether it is probable that it will not collect all of the investment’s contractual cash flows. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors including, but not limited to, the severity and duration of the impairment, the credit ratings assigned to the securities by the NRSROs, the strength of the provider of any guarantees, and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, in the case of its non-agency MBS, the Bank also considers the performance of the underlying loans and the credit support provided by the subordinate securities. Although the Bank takes into consideration any credit ratings assigned by NRSROs in its OTTI assessment, neither the current credit rating nor a change in a security’s credit rating, in and of itself, is necessarily indicative of whether there is an other-than-temporary impairment.
If the Bank determines that an impairment is other than temporary, the amount of the impairment loss to be recognized would be determined by reference to the security’s current fair value, rather than the expected credit losses of that security. That is, the Bank would recognize as a deduction to earnings an amount equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.
On March 17, 2009, the Financial Accounting Standards Board (“FASB”) issued two proposed staff positions (“FSPs”) intended to provide additional guidance regarding fair value measurements and impairments of securities. Proposed FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments,” is intended to provide greater clarity to investors about the credit and non-credit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. As proposed, the FSP would apply to the Bank’s MBS and other debt securities classified as available-for-sale and held-to-maturity. The proposed FSP would require the recognition of the credit component of an OTTI in earnings. Losses related to other market factors (i.e., the non-credit component) would be recorded in other comprehensive income if it is more likely than not that the investor will not have to sell the security before recovery of its cost basis.
Proposed FSP FAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” was issued in response to constituents’ requests for additional authoritative guidance to assist them in determining whether a market is active or inactive, and whether a transaction is distressed when applying the guidance in SFAS No. 157, “Fair Value Measurements.”
If approved as proposed, both FSPs would be effective for interim and annual periods ending after March 15, 2009. Written comments on both FSPs are due by April 1, 2009 and the FASB has scheduled a Board meeting on April 2, 2009 to evaluate all comment letters and other input received on the FSPs.

The increases in unrealized losses on the Bank’s MBS portfolio during the year ended December 31, 2008 were generally attributable to the widespread deterioration in credit market conditions. All of the Bank’s MBS are rated by one or more of the following NRSROs: S&P, Moody’s and Fitch Ratings, Ltd. (“Fitch”) and, with one exception discussed below, none of these NRSROs had rated any of the securities held by the Bank lower than the highest investment grade credit rating as of December 31, 2008 (see below for a discussion of ratings actions taken subsequent to December 31, 2008). Based on the Bank’s analysis, which considered the NRSROs’ credit ratings, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS and, in the case of its non-agency residential and commercial MBS, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because it has the ability and intent to hold all of its securities through to recovery of the unrealized losses, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2008.
As set forth in the table above, unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities (“RMBS”) increased from $25.6 million at December 31, 2007 to $277.0 million at December 31, 2008. The unrealized losses as a percentage of amortized cost increased from 3.1 percent at December 31, 2007 to 40.9 percent at December 31, 2008. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately collect all principal and interest due on its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of diminished liquidity and larger risk premiums in the non-agency MBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
In making this determination, the Bank performed cash flow analyses of the individual loans underlying each security to evaluate their potential credit performance, analyzed the adequacy of the credit enhancement of each security to protect against losses on the underlying loans, and reviewed the credit ratings for each security. Since the ultimate receipt of principal and interest payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities are insured by third party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
In performing the cash flow analysis for each security, the Bank uses two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in the economic environment, such as home prices and interest rates, to predict the likelihood that a loan will default and, if so, the amount of the loss associated with that default. The resulting month-by-month projections of future loan performance are then input into a second model that allocates the projected loan level cash flows to each security in the securitization structure in accordance with its prescribed cash flow distribution rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are allocated first to the subordinate securities until their principal balance is reduced to zero.
At December 31, 2008, the Bank’s portfolio of non-agency RMBS was comprised of 42 securities with an aggregate unpaid principal balance of $677.5 million: 23 securities with an aggregate unpaid principal balance of $395.0 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $282.5 million are backed by option adjustable-rate mortgage (“option ARM”) loans. All of these investments are classified as held-to-maturity securities. The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2008 by collateral type and year of securitization.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average (1)	Current (4)

Fixed Rate Collateral

2006	1	$46	$46	$27	$19	4.13%	10.08%	8.89%	10.08%
2005	1	39	39	19	20	3.59%	9.86%	6.84%	9.86%
2004	5	68	68	46	22	1.65%	12.59%	5.99%	10.10%
2003	13	225	225	174	51	0.43%	6.55%	4.03%	4.69%
2002 and prior	3	17	17	12	5	3.81%	20.08%	4.49%	16.16%

	23	395	395	278	117	1.52%	8.91%	5.23%	4.69%

Option ARM Collateral

2005	17	265	265	116	149	24.26%	50.38%	42.59%	35.38%
2004	2	17	17	6	11	35.11%	40.95%	30.21%	37.65%

	19	282	282	122	160	24.90%	49.83%	41.86%	35.38%

Total non-agency RMBS	42	$677	$677	$400	$277	11.27%	25.97%	20.50%	4.69%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2008, actual cumulative loan losses underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 2.51 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
The following table provides the geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2008.
GEOGRAPHIC CONCENTRATION OF LOANS UNDERLYING
NON-AGENCY RMBS BY COLLATERAL TYPE

Fixed Rate Collateral

California	38.1%
New York	6.0
Florida	4.6
Texas	3.7
Virginia	2.8
All other	44.8

100.0%

Option ARM Collateral

California	62.7%
Florida	9.4
New York	3.2
Nevada	2.5
Virginia	2.3
All other	19.9

100.0%

As of December 31, 2008, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $115.8 million that were classified as Alt-A at the time of issuance. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $71.9 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $43.9 million) are backed by option ARM loans. The Bank does not hold any MBS that were classified as subprime at the time of issuance. The following table provides a summary as of December 31, 2008 of the Bank’s non-agency RMBS that were classified as Alt-A at the time of issuance.
SECURITIES CLASSIFIED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
Year of	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average	Current (4)

2005	3	$83	$83	$37	$46	16.92%	29.22%	24.28%	9.86%
2004	1	16	16	12	4	4.15%	16.53%	6.85%	16.53%
2002 and prior	2	16	16	11	5	3.93%	19.48%	4.57%	16.16%

Total	6	$115	$115	$60	$55	13.26%	26.04%	19.00%	9.86%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2008, actual cumulative loan losses underlying the securities presented in the table ranged from 0.12 percent to 1.45 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit concentration.
As noted above, all of the Bank’s MBS are rated by one or more NRSROs. As of December 31, 2008, all but one security was rated at the highest credit rating by each NRSRO that rated the security. In December 2008, Fitch lowered its credit rating on one of the Bank’s non-agency RMBS from AAA to BBB; as of December 31, 2008, this security had an amortized cost and estimated fair value of $45.9 million and $26.6 million, respectively. The security was rated Aaa by Moody’s at December 31, 2008 and is not rated by S&P. In February 2009, Moody’s lowered its credit ratings on 19 of the Bank’s non-agency RMBS as set forth in the following table. Seventeen of the 19 securities (with an aggregate unpaid balance of $255.7 million) are backed by option ARM loans while the other two securities (with an aggregate unpaid principal balance of $84.9 million) are backed by fixed rate loans. Included in this group of securities is the security that Fitch downgraded in December 2008. Moody’s lowered its credit rating on this particular security from Aaa to B in February 2009. As of March 20, 2009, 18 of the 19 securities continued to be rated AAA by S&P although seven of the securities were on negative watch (the remaining security is not rated by S&P). With the exception of the one security referred to above, Fitch does not rate the securities upon which Moody’s took action.
NON-AGENCY RMBS DOWNGRADES SUBSEQUENT TO DECEMBER 31, 2008
(dollars in millions)

		December 31, 2008
		Unpaid
	Number of	Principal	Amortized	Estimated	Unrealized
Ratings change	Securities	Balance	Cost	Fair Value	Losses

From Aaa to Aa	5	$57	$57	$26	$31
From Aaa to A	1	39	39	19	20
From Aaa to Baa	8	128	128	56	72
From Aaa to Ba	3	47	47	20	27
From Aaa to B	2	69	69	35	34

Totals	19	$340	$340	$156	$184

In connection with its evaluation of its non-agency RMBS for other-than-temporary impairment, the Bank also performs stress tests of key variable assumptions to assess the potential exposure of its RMBS holdings to changes in those assumptions. These stress tests included shocks to home price, probability of default, and loss severity assumptions.
In the two home price index (“HPI”) stress test scenarios, the Bank adjusted its base case home price forecast downward by 5 percent and 10 percent, respectively, for each period in the analysis.
In the default stress test scenarios, the Bank adjusted both the positive and negative rolls probabilities for the loans underlying each security by 25 percent and 50 percent. That is, in each period, the probability that a loan moves to a worse state (for example, from current to 30 days’ delinquent or from 30 days’ delinquent to 60 days’ delinquent) was increased by the indicated percentages and the probability that a loan moves to a better state (for example, from 30 days’ delinquent to current or from 60 days’ delinquent to 30 days’ delinquent) was reduced by the indicated percentages.
Similarly, in the severity stress test scenarios, the Bank adjusted the sensitivity of the cash flow analysis such that the percentage loss upon default would increase or decrease by the percentages indicated in the table below.
Of the Bank’s 42 non-agency RMBS, 11 securities showed some loss of principal in one or more hypothetical stress test scenarios as set forth in the table below. All 11 of these securities are backed by option ARM loans; none of the Bank’s RMBS that are backed by fixed rate loans showed losses in any of the stress test scenarios. The stress test scenarios and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities. Rather, the results from these hypothetical stress test scenarios provide an indicative measure of the credit losses that the Bank might incur if conditions in the U.S. housing markets deteriorate beyond those projected in its OTTI assessment.
NON-AGENCY RMBS STRESS-TEST SCENARIOS
(dollars in thousands)

Year of	Unpaid	Unrealized		Current	Projected Principal Loss Under Hypothetical Stress Test Scenario (1)
Securitization/	Principal	Losses at	Collateral	Credit	HPI Shock		Default Shock		Severity Shock
Security	Balance	December 31, 2008	Delinquency (2)	Enhancement (3)	-5%	-10%	+25%	+50%	+25%	+50%

2005
Security #1	$18,787	$12,586	24.71%	39.63%	$801	$1,721	$1,319	$2,292	$1,236	$2,877
Security #2	23,002	14,721	30.86%	35.38%	95	998	596	1,614	272	1,538
Security #3	25,142	13,833	31.75%	51.46%	—	171	78	1,014	—	633
Security #4	16,086	9,169	30.51%	54.07%	—	—	—	513	—	379
Security #5	6,776	3,143	32.90%	51.27%	—	—	—	64	—	—
Security #6	10,588	6,032	36.70%	52.86%	—	—	—	52	—	—
Security #7	12,233	6,973	21.21%	51.81%	—	—	—	31	—	—
Security #8	21,677	11,045	21.53%	51.39%	—	2	—	6	—	—
Security #9	6,088	3,592	13.11%	50.53%	—	—	—	—	—	1

	140,379	81,094			896	2,892	1,993	5,586	1,508	5,428

2004
Security #10	8,814	5,905	28.10%	37.65%	—	7	—	116	—	159
Security #11	7,915	4,353	42.91%	44.62%	—	—	—	2	—	—

	16,729	10,258			—	7	—	118	—	159

	$157,108	$91,352			$896	$2,899	$1,993	$5,704	$1,508	$5,587

Unrealized Losses (4)					$27,307	$58,090	$41,140	$87,760	$27,307	$59,806

Difference between Projected Principal Losses and Unrealized Losses					$26,411	$55,191	$39,147	$82,056	$25,800	$54,219

(1)	Amounts represent the projected loss of principal (undiscounted) that would occur under the indicated stress test scenario. In each of the six scenarios, none of the other variables are adjusted.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2008, actual cumulative loan losses underlying the securities presented in the table ranged from 0.05 percent to 2.51 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Reflects the amount of unrealized losses as of December 31, 2008 associated with the securities that are projected to have any amount of principal loss under the applicable stress test scenario.
In addition to its holdings of non-agency RMBS, as of December 31, 2008, the Bank held 11 non-agency commercial MBS with an aggregate unpaid principal balance, amortized cost and estimated fair value of $326.0 million, $326.5 million and $315.4 million, respectively. All of these securities were issued in either 1999 or 2000 and all but one are classified as held-to-maturity. As of December 31, 2008, the portfolio’s weighted average collateral delinquency was 1.51 percent; at this same date, the weighted average credit enhancement approximated 40.75 percent.
While most of its MBS portfolio is comprised of floating rate CMOs ($11.6 billion par value at December 31, 2008) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2008, one-month LIBOR was 0.44 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.8 percent to 15.3 percent. The largest concentration of embedded effective caps ($8.8 billion) was between 6.0 percent and 7.0 percent. Given the indicated level of rates as of December 31, 2008, one-month LIBOR rates were approximately 531 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $3.0 billion of interest rate caps with remaining maturities ranging from 4 months to 52 months as of December 31, 2008 and strike rates ranging from 6.25 percent to 7.0 percent and (ii) two forward-starting interest rate caps with terms commencing in June 2012, each of which has a notional amount of $250 million. The forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.5 percent and 7.0 percent, respectively. If interest rates rise above the strike rates specified in the interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s stand-alone CMO-related interest rate cap agreements as of December 31, 2008.
SUMMARY OF CMO-RELATED INTEREST RATE CAP
AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate

Second quarter 2009	$500	6.75%
Second quarter 2009	1,250	7.00%
Second quarter 2011	500	6.75%
Second quarter 2013	500	6.25%
Second quarter 2013	250	6.50%
Second quarter 2015 (1)	250	6.50%
Second quarter 2016 (1)	250	7.00%

	$3,500

(1)	These caps are effective beginning in June 2012.
As stand-alone derivatives, the changes in the fair values of the interest rate caps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the variable rate CMOs with embedded caps) and therefore can be a source of earnings volatility for the Bank. See further discussion of the impact of these interest rate caps in the sections below entitled “Derivatives and Hedging Activities” and “Results of Operations — Other Income (Loss).”
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

Finance Agency regulations govern the Bank’s investments in unsecured money market instruments such as overnight and term federal funds, commercial paper and bank notes. Those regulations establish limits on the amount of unsecured credit that may be extended to borrowers or to affiliated groups of borrowers, and require the Bank to base its investment limits on a counterparty’s long-term credit rating.
Mortgage Loans Held for Portfolio
The Bank offered the MPF Program to its members from 1998 through July 31, 2008 as an additional method of promoting housing finance in its five-state region. The MPF Program, which was developed by the FHLBank of Chicago, allowed members to retain responsibility for managing the credit risk of the residential mortgage loans that they originated while allowing the Bank (and/or, as described below, the FHLBank of Chicago) to manage the funding, interest rate, and prepayment risk of the loans. As further described below, participating members retain a portion of the credit risk in the originated mortgage loans and, in return, receive a credit enhancement fee from the purchasing FHLBank. Participating Financial Institutions (“PFIs”), which are Bank members that joined the MPF Program, totaled 56, 56 and 59 at December 31, 2008, 2007 and 2006, respectively.
Under its initial agreement with the FHLBank of Chicago, the Bank retained an interest (ranging from 1 percent to 49 percent) in loans that were delivered by its PFIs; a participation interest equal to the remaining interest in the loans was acquired by the FHLBank of Chicago. In December 2002, the Bank and the FHLBank of Chicago agreed to modify the terms of the Bank’s participation in the MPF Program. Under the terms of the revised agreement, the Bank received a participation fee for mortgage loans that were delivered by Ninth District PFIs and the FHLBank of Chicago acquired a 100 percent interest in the loans. On April 23, 2008, the FHLBank of Chicago announced that it would no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from FHLBank members under the MPF Program. In its announcement, the FHLBank of Chicago indicated that it would acquire loans through July 31, 2008 and, as a result, it would only enter into new delivery commitments under existing master commitments that funded no later than that date. In addition, the FHLBank of Chicago indicated that it will continue to provide programmatic and operational support for loans already purchased through the program. As a result of this action and the Bank’s decision not to acquire any of the mortgage loans that would have been delivered to the FHLBank of Chicago under the terms of its previous arrangement, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs. In addition, after July 31, 2008, the Bank no longer receives participation fees from the FHLBank of Chicago. For a more complete description of the Bank’s participation in the MPF Program, see Item 1 — Business.
During the years ended December 31, 2008, 2007 and 2006, the Bank’s PFIs delivered $190 million, $179 million and $224 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $200,000, $187,000 and $242,000, respectively. No interest in loans was retained by the Bank during the years ended December 31, 2008, 2007 or 2006. At December 31, 2008 and 2007, the Bank held $327 million and $381 million, respectively, of residential mortgage loans originated under the MPF Program. As of both of these dates, 45 percent of the outstanding balances were government guaranteed/insured. The Bank’s allowance for loan losses decreased from $263,000 at the end of 2007 to $261,000 at December 31, 2008, reflecting charge-offs. The Bank did not have any impaired loans at December 31, 2008 or 2007. In accordance with the guidelines of the MPF Program, the mortgage loans held by the Bank were underwritten pursuant to traditional lending standards for conforming loans. All of the Bank’s mortgage loans were acquired between 1998 and mid-2003 and the portfolio has exhibited a satisfactory payment history. As of December 31, 2008, loans 90 or more days past due that are not government guaranteed/insured approximated 0.11 percent of the portfolio, including loans in foreclosure, which represented 0.05 percent of the portfolio. Based in part on these attributes, as well as the Bank’s loss experience with these loans, the Bank believes that its allowance for loan losses is adequate.
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

The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 955) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2008, 2007 and 2006, the Bank paid CE fees totaling $174,000, $276,000 and $318,000, respectively. During these same periods, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $85,000, $27,000 and $41,000, respectively.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of February 28, 2009, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded by one or more NRSROs; at that date, four of the providers retained investment grade ratings. For those four providers with an investment grade rating, two were rated single A or better and two were rated triple B or better. Three of the providers were rated double B by one of the NRSROs and either triple B or single A by the other NRSROs. S&P, Fitch and Moody’s no longer rate one of the mortgage insurance providers. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans insured by the eight mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2008.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2008, 2007 and 2006, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $1,644,000, $1,327,000 and $724,000, respectively.

Consolidated Obligations and Deposits
At December 31, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $56.6 billion and $16.7 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $56.0 billion and $16.9 billion, respectively.
At December 31, 2007, the carrying values of consolidated obligation bonds and discount notes totaled $32.9 billion and $24.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $32.7 billion and $24.2 billion, respectively.
During the year ended December 31, 2008, the Bank’s consolidated obligation bonds increased by $23.3 billion to support the increase in demand for advances. The Bank’s asset growth during this period was funded in large part by the issuance of short-term bullet or floating rate consolidated obligation bonds, as these shorter-term bonds were more attractively priced and more readily available in large volumes than long-term bullet and/or callable debt. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2008 and 2007.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(Par value, dollars in millions)

	December 31, 2008		December 31, 2007
		Percentage		Percentage
	Balance	of Total	Balance	of Total

Fixed rate, non-callable	$31,767	56.7%	$8,578	26.2%
Single-index floating rate	13,093	23.4	2,418	7.4
Fixed rate, callable	11,054	19.8	17,704	54.1
Callable step-up	78	0.1	3,774	11.5
Callable step-down	15	—	150	0.5
Comparative-index	—	—	80	0.2
Conversion	—	—	20	0.1
Callable step-up/step-down	—	—	15	—

Total par value	$56,007	100.0%	$32,739	100.0%

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
The FHLBanks rely extensively on the approved underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2008 and 2007 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank. Subsequent to December 31, 2008, the Bank began issuing bonds that have floating rate coupons that reset based on the daily federal funds rate.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed rate consolidated obligations that it issues to floating rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable rate coupon on the interest rate swap that resets to either one-month or three-month LIBOR. Typically, the calculation of the variable rate coupon also includes a spread; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 18 basis points.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the growth of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality, such as debt guaranteed by the U.S. government under programs recently implemented to support the banking industry and the financial markets, the potential impact of which is discussed below. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps.
Historically, a significant portion of the consolidated obligations that the Bank issues have been callable bonds. Callable bonds provide the Bank with the right to redeem the instrument on predetermined call dates in the future. When hedging callable consolidated obligation bonds, the Bank sells an option to the interest rate swap counterparty that offsets the option the Bank owns to call the bond. If market interest rates decline, the swap counterparty will generally exercise its right to cancel the interest rate swap and the Bank will then typically call the consolidated obligation bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding and the Bank will then typically elect not to call the consolidated obligation bond.
In mid-2007, developments in the credit markets began to alter the relationships between the cost of consolidated obligation bonds and other instruments. During 2006 and the first half of 2007, the yields for consolidated obligation bonds were generally lower than the rates for interest rate swaps having the same maturity and features as the consolidated obligation bonds. The relationship between the yield on newly issued consolidated obligation bonds relative to rates on interest rate swaps having the same maturity and features did not change significantly during this period. However, during the second half of 2007 and the first half of 2008, this relationship generally widened as consolidated obligation bond yields trended lower relative to interest rate swap rates. Similarly, during this same period, the yield on consolidated obligation discount notes declined relative to LIBOR. These decreases were due primarily to increased demand, as investors shifted their available funds away from asset-backed investments to government-guaranteed and agency debt. These market conditions and the relatively wide spread between LIBOR and other market rates generally resulted in lower costs relative to LIBOR for the Bank’s consolidated obligations during the first half of 2008.
As discussed in the section above entitled “Financial Market Conditions,” market developments during the second half of 2008 stimulated investors’ demand for short-term GSE debt and limited their demand for longer term debt. As a result, during the second half of 2008, the Bank’s funding costs associated with issuing long-maturity debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. During the second half of 2008, the monthly weighted average cost of consolidated obligation bonds and discount notes that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 7.4 basis points to approximately LIBOR minus 40.4 basis points compared to a range of approximately LIBOR minus 20.9 basis points to approximately LIBOR minus 36.4 basis points during the first half of 2008. The monthly weighted average cost of consolidated obligation bonds that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 18.3 basis points to approximately LIBOR minus 32.4 basis points during the second half of 2007, approximately

LIBOR minus 19.2 basis points to approximately LIBOR minus 22.2 basis points during the first half of 2007 and approximately LIBOR minus 15.5 basis points to approximately LIBOR minus 23.0 basis points during the year ended December 31, 2006.
During the second half of 2007 and the first nine months of 2008, the outstanding balance of consolidated obligation bonds and discount notes issued by the 12 FHLBanks increased significantly. The increase was driven primarily by an increase in advances at most of the FHLBanks during this period. During the fourth quarter of 2008, the outstanding balance of consolidated obligation bonds and discount notes declined for the 12 FHLBanks as demand for advances declined at most of the FHLBanks.
The Bank’s asset growth during the second half of 2007 was funded in large part by the issuance of discount notes, as this funding source was more attractively priced and more readily available than consolidated obligation bonds. During the year ended December 31, 2007, the Bank issued $885.8 billion of discount notes as compared to $572.5 billion during 2006 due in large part to increased volumes of discount notes that were issued to take advantage of investment opportunities in the federal funds market and to fund an increase in short-term advances during the second half of 2007. The Bank’s issuance of consolidated obligation bonds increased from $13.8 billion during 2006 to $22.2 billion during 2007 due to the need to replace a higher volume of maturing and called debt in 2007.
During 2008, the proportion of outstanding callable bonds decreased due to the combination of the change in the slope of the FHLBank funding curve and strong investor demand for short-term, high-quality assets, while the proportion of non-callable, short-term bullet and floating-rate bonds increased. This increase in short-term bond issuance also reduced the weighted-average maturity of bonds outstanding. Although the proportion of the Bank’s consolidated obligations represented by bonds increased from December 31, 2007 to December 31, 2008, this shift to shorter maturity bonds increased the proportion of all consolidated obligations with maturities of one year or less. At December 31, 2008 and 2007, 74.9 percent and 59.9 percent, respectively, of the Bank’s consolidated obligations were due in one year or less.
The following table is a summary of the Bank’s consolidated obligation bonds and discount notes outstanding at December 31, 2008 and 2007, by contractual maturity (at par value):
CONSOLIDATED OBLIGATION BONDS AND DISCOUNT NOTES BY CONTRACTUAL MATURITY
(dollars in millions)

	December 31, 2008		December 31, 2007
Contractual Maturity	Amount	Percentage	Amount	Percentage

Due in one year or less	$54,610	74.9%	$34,126	59.9%
Due after one year through two years	9,784	13.4	6,266	11.0
Due after two years through three years	2,239	3.1	4,196	7.4
Due after three years through four years	1,689	2.3	1,881	3.3
Due after four years through five years	944	1.3	3,901	6.8
Thereafter	3,665	5.0	6,590	11.6

Total	$72,931	100.0%	$56,960	100.0%

Demand and term deposits were $1.4 billion, $3.1 billion and $2.4 billion at December 31, 2008, 2007 and 2006, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) increased from $2.4 billion at December 31, 2007 to $3.2 billion at December 31, 2008, while the Bank’s average outstanding capital stock (for financial reporting purposes) increased from $2.1 billion for the year ended December 31, 2007 to $2.9 billion for the year ended December 31, 2008. The increases were attributable primarily to capital stock issued to support higher advances balances during 2008.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. On February 23, 2006, the Bank’s Board of Directors approved a reduction in the membership investment requirement from 0.09 percent to 0.08 percent of each member’s total assets as of December 31, 2005, subject to a minimum of $1,000 and a maximum of $25,000,000. This change became effective on April 14, 2006. On February 22, 2007, the Bank’s Board of Directors approved a further reduction in the membership investment requirement from 0.08 percent to 0.06 percent of each members’ total assets as of December 31, 2006 (and each December 31 thereafter), subject to the same minimum and maximum thresholds; this change became effective on April 16, 2007. There have been no changes in the membership investment requirement percentage since April 16, 2007. The activity-based investment requirement is currently 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any MPF loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there are none). There were no changes in the activity-based investment requirement percentages during the years ended December 31, 2008, 2007 or 2006. The Bank’s Board of Directors has the authority to adjust these requirements periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as the amount of stock held by a member in excess of 115 percent of the member’s minimum investment requirement. For the repurchases that occurred on July 31, 2006, October 31, 2006 and January 31, 2007, surplus stock was defined as stock in excess of 110 percent of the member’s minimum investment requirement. For the quarterly repurchases that occurred between April 30, 2007 and October 31, 2008, surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement. For the repurchase that occurred on January 30, 2009, surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2008, the Bank’s excess stock totaled $550.2 million, which represented 0.7 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2006. The significant increase in the number of shares repurchased on April 30, 2007 was attributable to the reduction in the membership investment requirement discussed above. The increases in the number of shares repurchased on July 31, 2008 and October 31, 2008 were due to repurchases associated with reductions in advances to one of the Bank’s largest borrowers.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase

January 31, 2006	1,045,478	$104,548	$—
April 28, 2006	910,775	91,078	1,665
July 31, 2006	1,202,407	120,241	2,242
October 31, 2006	1,769,144	176,914	589
January 31, 2007	1,442,916	144,292	263
April 30, 2007	2,862,664	286,266	7,391
July 31, 2007	1,242,655	124,266	2,305
October 31, 2007	1,291,685	129,169	1,531
January 31, 2008	1,917,546	191,755	24,982
April 30, 2008	1,088,892	108,889	2,913
July 31, 2008	2,007,883	200,788	24,988
October 31, 2008	3,064,496	306,450	394
January 30, 2009	1,683,239	168,324	7,602
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
Mandatorily redeemable capital stock outstanding at December 31, 2008, 2007 and 2006 was $90.4 million, $82.5 million and $159.6 million, respectively. For the years ended December 31, 2008, 2007 and 2006, average mandatorily redeemable capital stock was $57.5 million, $103.9 million and $210.7 million, respectively.
The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of December 31, 2008, 2007 and 2006.

HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	December 31, 2008		December 31, 2007		December 31, 2006
	Number of		Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount	Institutions	Amount

Held by the FDIC, as receiver of Franklin Bank, S.S.B.	1	$57,432	—	$—	—	$—
Held by Capital One, National Association	1	26,350	1	60,719	—	—
Held by Washington Mutual Bank	1	103	1	15,436	1	146,267
Subject to withdrawal notice	5	1,198	4	920	4	881
Held by other non-members	10	5,270	10	5,426	9	12,419

Total	18	$90,353	16	$82,501	14	$159,567

As of December 31, 2008, the majority of the Bank’s outstanding mandatorily redeemable capital stock was held by Capital One, National Association and the FDIC, as receiver of Frankin Bank, S.S.B. (for additional discussion, see the sub-section above entitled “Advances”). Washington Mutual Bank’s remaining advances, totaling $368 million, matured and were repaid in July 2008. On July 31, 2008, the Bank repurchased the then outstanding balance of Washington Mutual Bank’s capital stock. Washington Mutual Bank’s capital stock balance at December 31, 2008 consisted solely of the stock dividends applied to average capital stock held during the period from April 1, 2008 through September 30, 2008 that were paid in mandatorily redeemable capital stock on September 30, 2008 and December 31, 2008.
Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) increased from $2.5 billion at the end of 2007 to $3.3 billion at December 31, 2008.
At December 31, 2008, the Bank’s ten largest shareholders held $1.9 billion of capital stock (including mandatorily redeemable capital stock), which represented 57.4 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s ten largest shareholders as of December 31, 2008.
TEN LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2008
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock

Wachovia Bank, FSB (1)	Houston	TX	$1,078,060	32.5%
Comerica Bank	Dallas	TX	354,088	10.7
International Bank of Commerce	Laredo	TX	107,573	3.2
Guaranty Bank	Austin	TX	99,591	3.0
FDIC, as receiver of Franklin Bank, S.S.B.	Houston	TX	57,432	1.7
Southwest Corporate FCU	Plano	TX	52,910	1.6
BancorpSouth Bank	Tupelo	MS	43,013	1.3
Southside Bank	Tyler	TX	39,411	1.2
Renasant Bank	Tupelo	MS	35,991	1.1
Texas Capital Bank, N.A.	Dallas	TX	35,461	1.1

			$1,903,530	57.4%

(1)	Previously known as World Savings Bank, FSB (Texas)

As of December 31, 2008, all of the stock held by the FDIC, as receiver of Franklin Bank, S.S.B., was classified as mandatorily redeemable capital stock (a liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at December 31, 2008. Effective December 31, 2008, Wells Fargo acquired Wachovia Corporation, the holding company for Wachovia, the Bank’s largest shareholder and borrower as of December 31, 2008. For a discussion of the potential impact of this transaction on the Bank, if any, see the sub-section above entitled “Advances.”
Retained Earnings and Dividends
During the year ended December 31, 2008, the Bank’s retained earnings increased by $4.2 million, from $211.8 million to $216.0 million. During 2008, the Bank paid dividends on capital stock totaling $75.1 million (excluding dividends that were classified as an increase in the mandatorily redeemable capital stock liability). The weighted average of the dividend rates paid during the year (computed as the average of the rates paid in each quarter weighted by the number of days in each quarter) was 2.92 percent. In comparison, the weighted average of the dividend rates paid for 2007 and 2006 were 5.21 percent and 4.88 percent, reflecting dividends of $108.6 million and $110.0 million, respectively. The weighted average of the dividend rates paid was equal to the reference average effective federal funds rate for the years ended December 31, 2008, 2007 and 2006. (For a discussion of the calculation of the reference rate, see the section above entitled “Overview”).
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
Prior to the third quarter of 2006, dividends had been declared during a calendar quarter prior to the date on which the Bank’s actual earnings for that quarter were known. In light of earnings volatility related to the accounting requirements of SFAS 133, the Bank explored alternative ways to modify its dividend declaration and payment process so that it could declare and pay dividends with the benefit of knowing its actual earnings for the dividend period. On June 25, 2006, the Board of Directors approved a change to the Bank’s dividend declaration and payment process. Effective with the third quarter 2006 dividend, the Bank changed its dividend declaration and payment process such that the Bank now declares and pays dividends only after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated. The third quarter 2006 dividend, which was paid on September 29, 2006, was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rate for the second quarter of 2006. The fourth quarter 2006 dividend, and each quarterly dividend in 2008 and 2007, were based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rates for the immediately preceding quarters. The Bank anticipates that this pattern will continue for future periods.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. The Bank’s current retained earnings policy target, which was last updated in December 2008, calls for the Bank to maintain a retained earnings balance of at least $206 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2008 retained earnings balance of $216.0 million exceeds the policy target balance, the Bank expects to continue to build its retained earnings in keeping with its long-term strategic objectives. With certain exceptions, the Bank’s retained earnings policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends.
On February 26, 2009, the Bank’s Board of Directors declared a dividend in the form of capital stock for the first quarter of 2009 at an annualized rate of 0.50 percent, which approximates the average effective federal funds rate for the fourth quarter of 2008. The first quarter dividend, applied to average capital stock held during the period from October 1, 2008 through December 31, 2008, will be paid on March 31, 2009.

While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the remainder of 2009 at the reference average effective federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the average effective federal funds rate for the preceding quarter).
Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash. Stock dividends paid on capital stock that is classified as equity are reported as an issuance of capital stock. Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2008, 2007 and 2006, the Bank did not receive any stock redemption notices.
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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. All of the Bank’s derivative instruments that are designated in SFAS 133 hedging relationships are hedging fair value risk attributable to changes in LIBOR, the designated benchmark interest rate. The Bank does not have any derivative instruments designated as cash flow hedges.
SFAS 133 requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives are recorded each period in current earnings. SFAS 133 also sets forth conditions that must exist in order for balance sheet items to qualify for hedge accounting. If an asset or liability qualifies for hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying hedge has an impact on current earnings.
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
The second type of hedging relationship that creates earnings volatility involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for hedge accounting under SFAS 133 or are not designated in a SFAS 133 hedging relationship (hereinafter referred to as a “non-SFAS 133” or “economic” hedge). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its floating rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps, assuming these instruments are held until their maturity. In addition, from time-to-time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR and it uses fixed for floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes; the impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero, assuming these instruments are held until their maturity.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2008, 2007 and 2006, the Bank’s notional balance of interest rate exchange agreements was $70.1 billion, $41.0 billion and $51.7 billion, respectively, while its total assets were $78.9 billion, $63.5 billion and $55.5 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in Item 7A — Quantitative and Qualitative Disclosures About Market Risk under the section entitled “Counterparty Credit Risk.” The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of December 31, 2008, 2007 and 2006, and the net fair value changes recorded in earnings for each of those categories during the years ended December 31, 2008, 2007 and 2006.

COMPOSITION OF DERIVATIVES

	Total Notional at December 31,			Net Change in Fair Value(7)
	(In millions of dollars)			(In thousands of dollars)
	2008	2007	2006	2008	2007	2006

Advances
Short-cut method(1)	$9,959	$7,161	$4,930	$—	$—	$—
Long-haul method(2)	1,164	910	890	3,063	723	125
Economic hedges(3)	5	22	—	321	(1)	57

Total	11,128	8,093	5,820	3,384	722	182

Investments
Short-cut method(1)	—	—	55	—	—	—
Long-haul method(2)	40	315	615	4,077	2,195	(871)
Economic hedges(4)	—	7	23	1,037	(127)	50

Total	40	322	693	5,114	2,068	(821)

Consolidated obligation bonds
Short-cut method(1)	95	1,075	3,075	—	—	—
Long-haul method(2)	37,795	24,819	36,353	(55,368)	(1,349)	3,973
Economic hedges(3)	110	160	467	(926)	533	177

Total	38,000	26,054	39,895	(56,294)	(816)	4,150

Consolidated obligation discount notes
Economic hedges(3)	5,270	—	—	9,216	—	—

Other economic hedges
Interest rate caps(5)	3,500	6,500	5,250	(2,243)	(1,509)	(7,802)
Basis swaps(6)	12,200	—	—	42,530	—	115
Member swaps (including offsetting swaps)	7	—	—	16	—	—

Total	15,707	6,500	5,250	40,303	(1,509)	(7,687)

Total derivatives	$70,145	$40,969	$51,658	$1,723	$465	$(4,176)

Total short-cut method	$10,054	$8,236	$8,060	$—	$—	$—
Total long-haul method	38,999	26,044	37,858	(48,228)	1,569	3,227
Total economic hedges	21,092	6,689	5,740	49,951	(1,104)	(7,403)

Total derivatives	$70,145	$40,969	$51,658	$1,723	$465	$(4,176)

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are (or were) matched to advances or consolidated obligations, but that either do not qualify for hedge accounting under SFAS 133 or were not designated in a SFAS 133 hedging relationship.

(4)	Interest rate derivatives that were matched to investment securities designated as trading or available-for-sale, but that did not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	At December 31, 2008, the Bank held $12.2 billion (notional) of interest rate basis swaps which were entered into to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $4.0 billion, $1.0 billion and $7.2 billion of these agreements expire in the second quarter of 2013, the second quarter of 2014 and the fourth quarter of 2018, respectively.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those that related to trading securities), the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the Federal Bankruptcy Code. At that time, Lehman Brothers Special Financing, Inc. (“Special Financing”), a subsidiary of Lehman, was the Bank’s counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion; three contracts were interest rate caps with a total notional amount of $1.75 billion that were not designated in hedge relationships, and the remaining 299 contracts with a total notional amount of approximately $3.8 billion were interest rate swaps designated in either short-cut or long-haul hedge relationships involving specified advances and consolidated obligation bonds. The obligations of Special Financing were guaranteed by Lehman, and the Lehman bankruptcy filing was an event of default under the ISDA Master Agreement between the Bank and Special Financing. On September 16, 2008, the Bank provided notice to Special Financing that it was in default under the ISDA Master Agreement and that the Bank was invoking its right to early termination of all outstanding derivative contracts effective September 18, 2008. The contracts were terminated and all of the associated hedging relationships were dedesignated on September 18, 2008. On that same date, the Bank entered into 91 replacement interest rate swaps with other counterparties and redesignated 91 of the previously hedged items in long-haul fair value hedge relationships. The notional amount of the replacement interest rate swaps totaled approximately $1.5 billion. In addition, the Bank replaced one $250 million (notional) interest rate cap. The cumulative basis adjustments associated with those advances and consolidated obligation bonds that were not redesignated in hedging relationships totaled $44.2 million and ($5.0 million), respectively. These basis adjustments are being amortized into earnings over the remaining term of the advances and bonds using the level-yield method.
On September 18, 2008, following the final settlement of the terminated contracts and in consideration of $13.4 million in cash collateral that had been delivered by the Bank to Special Financing prior to Lehman’s bankruptcy filing, the Bank was in a net receivable position of $1.0 million. The Bank has not yet received this amount from Special Financing. On October 3, 2008, Special Financing filed for bankruptcy protection. The Bank recorded a $1.0 million charge in the third quarter of 2008 to fully reserve this receivable. The charge is included in “other, net” in the Bank’s statement of income for the year ended December 31, 2008. From September 15, 2008 through September 17, 2008, the Bank was in a continuous net payable position, inclusive of the cash collateral that had been remitted to, and was being held by, Special Financing.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 75 percent at December 31, 2008. In comparison, this ratio was 95 percent as of December 31, 2007. The reduction in the Bank’s market value to book value of equity ratio was due in large part to declines in the estimated fair value of its mortgage-backed securities designated as held-to-maturity. As further discussed above in the sub-section entitled “Long-Term Investments,” the unrealized losses on these securities were generally attributable to the widespread deterioration in credit market conditions. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not currently believe that it will realize any losses on these securities. Therefore, the Bank does not believe the reduced ratio of its estimated market value of equity to book value of equity reflects any deterioration in its financial condition or future prospects. For additional discussion, see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” and Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.
Results of Operations
Net Income
Net income for 2008, 2007 and 2006 was $79.3 million, $129.8 million and $122.2 million, respectively. The Bank’s net income for 2008 represented a return on average capital stock (“ROCS”) of 2.73 percent, which was 81 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 6.18 percent in 2007 and 5.42 percent in 2006; these rates of return exceeded the average effective federal funds rate for those years by 116 basis points and 45 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock under the provisions of SFAS 150. The factors contributing to the fluctuation in ROCS compared to the average federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. In 2008, 2007 and 2006, the effective rates were 26.6 percent, 26.8 percent and 27.2 percent, respectively. In 2008, 2007 and 2006, the combined AHP and REFCORP assessments were $28.8 million, $47.5 million and $45.6 million, respectively.

Income Before Assessments
During 2008, 2007 and 2006, the Bank’s income before assessments was $108.1 million, $177.2 million and $167.8 million, respectively.
The $69.1 million decrease in income before assessments for 2008 as compared to 2007 was attributable to a $72.7 million decline in net interest income and a $9.5 million increase in other expenses, partially offset by a $13.1 million gain in other income (which was due primarily to a $7.5 million increase in gains on extinguishment of debt and a $6.6 million increase in the Bank’s gains on derivatives and hedging activities).
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
Net Interest Income
In 2008, 2007 and 2006, the Bank’s net interest income was $150.4 million, $223.0 million and $216.3 million, respectively, and its net interest margin was 20 basis points, 40 basis points and 37 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for SFAS 133 fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for SFAS 133 fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread. As the Bank’s portfolio of economic hedges has grown, the effects of this accounting treatment could become more significant in the future.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2008, 2007 and 2006.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Year Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)
Assets
Interest-bearing deposits (f)	$174	$3	1.69%	$137	$8	5.79%	$364	$19	5.22%
Federal funds sold (b)	4,946	96	1.94%	5,447	277	5.09%	3,929	197	5.01%
Investments
Trading (c)	3	—	0.00%	9	1	6.13%	34	2	6.91%
Available-for-sale (c)(d)	331	10	3.13%	524	26	5.08%	849	42	4.96%
Held-to-maturity	10,003	349	3.49%	7,707	437	5.67%	7,540	417	5.53%
Advances (c)(e)	58,671	1,816	3.10%	40,405	2,114	5.23%	43,623	2,184	5.01%
Mortgage loans held for portfolio	353	20	5.60%	414	23	5.57%	493	28	5.58%

Total earning assets	74,481	2,294	3.08%	54,643	2,886	5.28%	56,832	2,889	5.08%
Cash and due from banks	80			85			72
Other assets	414			327			269
Derivatives netting adjustment (f)	(330)			—			—
Fair value adjustment on available-for-sale securities (d)	(4)			1			(1)

Total assets	$74,641	2,294	3.07%	$55,056	2,886	5.24%	$57,172	2,889	5.05%

Liabilities and Capital
Interest-bearing deposits (f)	$2,965	58	1.97%	$2,920	144	4.94%	$2,991	146	4.87%
Consolidated obligations
Bonds (c)	49,110	1,564	3.18%	37,634	1,958	5.20%	42,776	2,123	4.96%
Discount notes (c)	18,851	521	2.77%	11,336	556	4.90%	7,807	390	5.00%
Mandatorily redeemable capital stock and other borrowings	68	1	2.02%	109	5	5.10%	221	14	6.14%

Total interest-bearing liabilities	70,994	2,144	3.02%	51,999	2,663	5.12%	53,795	2,673	4.97%
Other liabilities	822			733			922
Derivatives netting adjustment (f)	(330)			—			—

Total liabilities	71,486	2,144	3.00%	52,732	2,663	5.05%	54,717	2,673	4.88%

Total capital	3,155			2,324			2,455

Total liabilities and capital	$74,641		2.87%	$55,056		4.84%	$57,172		4.68%

Net interest income		$150			$223			$216

Net interest margin			0.20%			0.40%			0.37%
Net interest spread			0.06%			0.16%			0.11%

Impact of non-interest bearing funds			0.14%			0.24%			0.26%

(a)	Amounts used to calculate average rates are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Includes overnight federal funds sold to other FHLBanks.

(c)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on economic hedge derivatives that did not qualify for hedge accounting during the years ended December 31, 2008, 2007 and 2006 is presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale-securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

(f)	The Bank adopted FSP FIN 39-1 on January 1, 2008. In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of FSP FIN 39-1, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement pursuant to the provisions of FASB Interpretation No. 39. The average balances of interest-bearing deposit assets and interest-bearing deposit liabilities for the year ended December 31, 2008 in the table above include $130 million and $200 million, respectively, which are classified in derivative assets/liabilities on the statement of condition. The Bank has determined that it is impractical to retrospectively restate the average balances prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the average total asset balances for the years ended December 31, 2007 and 2006 do not reflect any adjustments to offset cash collateral against the derivative balances.

2008 versus 2007
The average effective federal funds rate decreased from 5.02 percent for the year ended December 31, 2007 to 1.92 percent for the year ended December 31, 2008. Due to decreasing short-term interest rates in 2008, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 24 basis points in 2007 to 14 basis points in 2008. The Bank’s net interest spread (based on reported results) declined from 16 basis points during the year ended December 31, 2007 to 6 basis points during the year ended December 31, 2008. The decrease in net interest spread resulted largely from actions the Bank took to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of this debt in low-yielding short-term assets was a significant contributor to negative net interest income of $11.6 million for the fourth quarter of 2008. The Bank expects the negative spread on its short-term assets to turn positive as the Bank replaces the debt issued in late 2008 with lower cost debt during the early part of 2009.
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
Although total average assets declined by approximately $2.1 billion from 2006 to 2007, the Bank’s net interest income increased by $6.7 million from year to year. This increase was primarily due to an increase in the Bank’s net interest spread from 11 basis points during 2006 to 16 basis points during 2007. The increase in net interest spread was due in large part to more favorable pricing associated with the Bank’s consolidated obligation bonds and discount notes (inclusive of the effects of any associated interest rate exchange agreements), as discussed above in the section entitled “Financial Condition — Consolidated Obligations and Deposits.”
Rate and Volume Analysis
Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2008 and 2007 and between 2007 and 2006. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

RATE AND VOLUME ANALYSIS
(In millions of dollars)

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$—	$(5)	$(5)	$(13)	$2	$(11)
Federal funds sold	(24)	(157)	(181)	77	3	80
Investments
Trading	(1)	—	(1)	(1)	—	(1)
Available-for-sale	(8)	(8)	(16)	(17)	1	(16)
Held-to-maturity	108	(196)	(88)	9	11	20
Advances	751	(1,049)	(298)	(165)	95	(70)
Mortgage loans held for portfolio	(3)	—	(3)	(5)	—	(5)

Total interest income	823	(1,415)	(592)	(115)	112	(3)

Interest expense:
Interest-bearing deposits	2	(88)	(86)	(3)	1	(2)
Consolidated obligations:
Bonds	495	(889)	(394)	(264)	99	(165)
Discount notes	272	(307)	(35)	174	(8)	166
Mandatorily redeemable capital stock and other borrowings	(2)	(2)	(4)	(6)	(3)	(9)

Total interest expense	767	(1,286)	(519)	(99)	89	(10)

Changes in net interest income	$56	$(129)	$(73)	$(16)	$23	$7

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2008, 2007 and 2006.
OTHER INCOME (LOSS)
(In thousands of dollars)

	2008	2007	2006

Net gains (losses) on unhedged trading securities	$(627)	$9	$—

Net losses on hedged trading securities	—	(11)	(893)
Gains (losses) on economic hedge derivatives related to trading securities	—	(15)	956

Hedge ineffectiveness on trading securities	—	(26)	63

Net interest expense associated with economic hedge derivatives related to trading securities	—	(134)	(947)
Net interest income (expense) associated with economic hedge derivatives related to available-for-sale securities	(87)	42	98
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation bonds	1,267	(320)	(991)
Net interest expense associated with economic hedge derivatives related to consolidated obligation discount notes	(2,300)	—	—
Net interest income (expense) associated with stand-alone economic hedge derivatives (basis swaps)	6,579	—	(283)
Net interest expense associated with economic hedge derivatives related to advances	(503)	(31)	(51)

Total net interest income (expense) associated with economic hedge derivatives	4,956	(443)	(2,174)

Gains (losses) related to economic hedge derivatives
Gains related to stand-alone derivatives (basis swaps)	42,530	—	115
Losses on interest rate caps related to held-to-maturity securities	(2,243)	(1,509)	(7,802)
Gains on discount note swaps	9,216	—	—
Net gains on member/offsetting swaps	16	—	—
Gains related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	432	431	221

Total fair value gains (losses) related to economic hedge derivatives	49,951	(1,078)	(7,466)

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains on advances and associated hedges	3,063	723	125
Net gains (losses) on debt and associated hedges	(55,368)	(1,349)	3,973
Net gains (losses) on AFS(1) securities and associated hedges	4,077	2,195	(871)

Total SFAS 133 fair value hedge ineffectiveness	(48,228)	1,569	3,227

Gains on early extinguishment of debt	8,794	1,255	746
Net realized losses on sales of AFS securities	(919)	—	—
Service fees	3,510	3,713	3,438
Other, net	5,143	4,506	3,445

Total other	16,528	9,474	7,629

Total other income	$22,580	$9,505	$1,279

(1)	Available-for-sale

(2)	Consolidated obligations

In 2008, the Bank’s trading securities consisted solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans. The value of these investments declined during 2008 due largely to falling stock prices. For a discussion of these plans, see Item 11 — Executive Compensation.
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
Prior to April 2007, the Bank used interest rate swaps to hedge the risk of changes in the fair value of most of its trading securities. The difference between the change in fair value of these securities and the change in fair value of the associated interest rate swaps (representing economic hedge ineffectiveness) was a net gain (loss) of ($26,000), and $63,000 in 2007 and 2006, respectively. The change in fair value of the trading securities and the change in fair value of the associated interest rate swaps are reported separately in the statements of income as “net gain (loss) on trading securities” and “net gains (losses) on derivatives and hedging activities,” respectively.
Net interest expense associated with economic hedge derivatives related to trading securities fluctuated as a function of the balance of the trading securities and changes in interest rates. These interest rate swaps were structured so that their notional balances mirrored the balance of the related trading securities and their pay leg coupons mirrored the variable rate coupons of the related securities. Net interest expense associated with economic hedge derivatives related to trading securities declined by $0.8 million from 2006 to 2007, due primarily to a reduction in the notional balance of the interest rate swaps. The reduction in the notional balances corresponded to a reduction of $25 million in the average balances of the trading securities portfolio.
Net interest income associated with economic hedge derivatives related to consolidated obligation bonds increased by $1.6 million from 2007 to 2008. For most of these interest rate swaps, the Bank pays (or paid) a floating rate and receives (or received) a fixed rate; therefore, the decline in average interest rates during 2008 increased the net amount of interest earned from period to period. Net interest expense associated with economic hedge derivatives related to consolidated obligation bonds declined by $0.7 million from 2006 to 2007, as the notional amount of interest rate swaps giving rise to this interest expense declined during 2007 as a result of maturities and calls.
During 2008, the Bank began hedging some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. Net interest expense associated with these interest rate swaps totaled $2.3 million during 2008. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be a source of volatility in the Bank’s earnings. During 2008, the recorded fair value changes in the Bank’s discount note swaps was a gain of $9.2 million. At December 31, 2008, the carrying values of the Bank’s stand-alone discount note swaps totaled $9.2 million, excluding net accrued interest payable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. As of December 31, 2008, the Bank was a party to 14 interest rate basis swaps with an aggregate notional amount of $12.2 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when short-term interest rates are volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupon and the prevailing LIBOR rates at the valuation date. The recorded fair value changes in the Bank’s interest rate basis swaps were net gains of $42.5 million and $115,000 for the years ended December 31, 2008 and 2006, respectively. Included in the amount for 2008 was $12 million of realized gains (excluding net interest settlements) in connection with the fourth quarter 2008 termination of six interest rate basis swaps with an aggregate notional amount of $7.2 billion. Net interest income (expense) associated with the Bank’s interest rate basis swaps totaled $6.6 million and ($0.3 million) during 2008 and 2006, respectively. The Bank was not a party to any interest rate basis swaps during the year ended December 31, 2007.

At December 31, 2008, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $31 million, excluding net accrued interest payable.
Because the Bank typically holds its discount note swaps and interest rate basis swaps to maturity, the unrealized gains associated with these instruments are expected to be transitory, meaning that they will reverse in future periods in the form of unrealized losses, which will negatively impact the Bank’s earnings in those periods. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term LIBOR rates.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of December 31, 2008) entered into 12 interest rate cap agreements having a total notional amount of $3.5 billion. The premiums paid for these caps totaled $26.7 million. During the year ended December 31, 2008, the Bank terminated five interest rate caps with an aggregate notional amount of $3.75 billion; proceeds from these terminations totaled $8.2 million, resulting in realized gains of $3.4 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can be a source of volatility in the Bank’s earnings.
At December 31, 2008, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $3.3 million. The recorded fair value changes in the Bank’s interest rate cap agreements were a loss of $2.2 million for the year ended December 31, 2008, compared to losses of $1.5 million and $7.8 million for the years ended December 31, 2007 and 2006, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of substantially all of its available-for-sale securities, as well as some of its advances and consolidated obligation bonds. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were a net loss of $48.2 million in 2008, and net gains of $1.6 million and $3.2 million in 2007 and 2006, respectively. To the extent that hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2008, 2007 and 2006, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships was $0.4 million, $0.4 million and $0.2 million, respectively.
As set forth in the table on page 84, the Bank’s fair value hedge ineffectiveness losses associated with its consolidated obligation bonds were significantly higher in 2008 as compared to previous years. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates decrease dramatically between the reset date and the valuation date (as they did during the fourth quarter of 2008), discounting the higher coupon rate cash flows being paid on the floating rate leg at the prevailing lower rate until the swap’s next reset date can result in ineffectiveness-related losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income.

As of December 31, 2008, the Bank had $37.8 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. Because the Bank typically holds its interest rate swaps to call or maturity, these unrealized ineffectiveness-related losses are expected to be transitory, meaning that they will reverse in future periods in the form of unrealized ineffectiveness-related gains, which will positively impact the Bank’s earnings in those periods. The timing of this reversal will depend upon the level and volatility of future three-month LIBOR rates and the timing of changes in three-month LIBOR rates relative to the reset dates on the subject interest rate swaps.
Because the Bank has a much smaller balance of swapped assets than liabilities and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities. As of December 31, 2008, the Bank had approximately $11.1 billion of its assets in fair value hedge relationships, of which $10.0 billion qualified for the short-cut method of accounting, in which an assumption can be made that the change in fair value of the hedged item exactly offsets the change in value of the related derivative.
For a discussion of the sales of available-for-sale securities in 2008, see the section above entitled “Financial Condition — Long-Term Investments.” There were no sales of available-for-sale securities during the years ended December 31, 2007 or 2006.
In the preceding table, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. For the years ended December 31, 2008, 2007 and 2006, letter of credit fees totaled $6.0 million, $4.1 million and $2.8 million, respectively. At December 31, 2008, 2007 and 2006, outstanding letters of credit totaled $5.2 billion, $3.9 billion and $3.5 billion, respectively. Letter of credit fees in 2008 were partially offset by a $1.0 million charge to fully reserve amounts owed to the Bank by Lehman Brothers Special Financing, Inc. For more information regarding the amount receivable from Lehman Brothers Special Financing, Inc., see the section above entitled “Financial Condition — Derivatives and Hedging Activities.”
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Office of Finance and the Finance Agency (previously the Finance Board), totaled $64.8 million, $55.3 million and $49.8 million in 2008, 2007 and 2006, respectively.
Compensation and benefits totaled $34.5 million for the year ended December 31, 2008, compared to $31.0 million for the year ended December 31, 2007. The increase of $3.5 million was due primarily to: (1) increased expenses related to the Bank’s short-term incentive compensation plan (known as the Variable Pay Program); (2) an increase in the Bank’s average headcount (which rose from 176 employees in 2007 to 183 employees in 2008); and (3) cost-of-living and merit increases. The increase in expenses relating to the Variable Pay Program was due to a higher level of goal achievement in 2008 and, to a lesser extent, the increase in the Bank’s headcount.
On August 17, 2006, the Pension Protection Act was signed into law. The major provisions of this statute were effective for plan years beginning on or after January 1, 2008 (July 1, 2008 for the Bank). Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. While this legislation did not have a significant impact on the Bank’s required contributions to the Pentegra Defined Benefit Plan for Financial Institutions, a multiemployer defined benefit plan in which the Bank participates, during 2008, the Bank expects that the amount of its required annual contributions to the plan will increase over the next several years.
Compensation and benefits totaled $31.0 million for the year ended December 31, 2007, compared to $23.6 million for the year ended December 31, 2006. The increase of $7.4 million was due in part to an increase in the Bank’s average headcount, from 157 employees in 2006 to 176 employees in 2007. The increase in headcount was due in large part to increased regulatory compliance requirements. At December 31, 2007, the Bank employed 176 people, a net increase of 8 employees from the prior year end. In addition, expenses relating to the Variable Pay Program increased by approximately $2.6 million in 2007 as compared to 2006, due to a higher level of goal achievement in 2007 and, to a lesser extent, the increase in the Bank’s headcount. The balance of the increase in compensation and benefits was due primarily to merit and cost-of-living adjustments.

Other operating expenses for the year ended December 31, 2008 were $26.6 million, a $5.7 million increase from other operating expenses of $20.9 million for the year ended December 31, 2007. This increase was largely attributable to the costs associated with the Bank’s previously considered merger with the FHLBank of Chicago and its financial support of the relief efforts relating to Hurricanes Gustav and Ike.
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
During 2008, the Bank made charitable donations of $500,000 each to The Salvation Army and the American Red Cross. These donations were made to support the relief efforts in areas affected by Hurricanes Gustav and Ike. Similar donations were not made during 2007. In late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by these hurricanes. Approximately $2.4 million of these funds were disbursed during 2008. The Bank currently expects that most of the remaining funds will likely be disbursed during the first quarter of 2009.
Other operating expenses for the year ended December 31, 2007 were $20.9 million, compared to $22.8 million for the year ended December 31, 2006. During 2006, the Bank incurred approximately $1.9 million of professional fees related to an internal project designed to enhance the documentation of management decision-making processes. No such fees were incurred in 2007. In addition, in September 2005, the Bank established a special $5.0 million Disaster Relief Grant Program to support members’ efforts to fund redevelopment in areas impacted by Hurricanes Katrina and Rita. The Bank disbursed approximately $0.5 million in grants under this program during 2006. Excluding these professional fees and disaster relief grants, the Bank’s other operating expenses increased by $0.5 million from 2006 to 2007.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Office of Finance and the Finance Agency (previously the Finance Board). The Bank’s share of these expenses totaled $3.7 million, $3.4 million and $3.4 million in 2008, 2007 and 2006, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2008, 2007 and 2006, the Bank’s AHP assessments totaled $8.9 million, $15.0 million and $15.0 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the years ended December 31, 2008, 2007 and 2006, the Bank charged $19.8 million, $32.4 million and $30.5 million, respectively, of REFCORP assessments to earnings. For the fourth quarter of 2008, the Bank and certain of the other FHLBanks requested refunds of amounts paid for the year ended December 31, 2008 that were in excess of their calculated annual obligations. Each of these FHLBanks will be allowed to deduct the amount of its overpayment from its future REFCORP assessments. Based on its calculated annual obligation for the year ended December 31, 2008, the Bank is due $16.9 million as of December 31, 2008; such amount will be credited against the Bank’s future REFCORP assessments until such time that it has been fully utilized. Until that time, the Bank will not have any quarterly payment obligations to REFCORP.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes. Overnight federal funds typically comprise the large majority of the portfolio. At December 31, 2008, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of interest-bearing deposits maintained at the Federal Reserve Bank of Dallas.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. Historically, the FHLBanks have issued debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to this market as needed during the business day to acquire funds to meet its needs. However, during the second half of 2008, market conditions reduced investor demand for long-term debt issued by the FHLBanks, which led to substantially increased costs and significantly reduced availability of this funding source. At the same time, demand increased for short-term, high-quality assets such as FHLBank discount notes and short-term bonds. As a result, the Bank relied much more heavily on the issuance of discount notes and, to a lesser extent, on short-term bullet and floating-rate bonds in order to meet its funding needs during the latter part of 2008.
In addition to the liquidity provided from the proceeds of the issuance of consolidated obligations, the Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments). Furthermore, the Bank has access to borrowings (typically short-term) from the other FHLBanks.
On June 23, 2006, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”). The Contingency Agreement and related procedures were entered into in response to a revision that the Board of Governors of the Federal Reserve System had made to its Policy Statement on Payments System Risk (“PSR Policy”) and are designed to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. Specifically, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Contingency Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. A FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Contingency Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Contingency Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”).
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
The Finance Board granted a waiver requested by the Office of Finance to allow the direct placement by a FHLBank of consolidated obligations with another FHLBank in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. In connection with this waiver, the terms of which became effective July 1, 2006, the Finance Board imposed a requirement that the interest rate to be paid on any consolidated obligation issued under such circumstances must be at least 500 basis points above the then current federal funds rate.
Under the terms of the Contingency Agreement, Plan COs will bear interest calculated on an actual/360 basis at a rate equal to (i) the overnight federal funds quote obtained by the Office of Finance or (ii) the actual cost if the Contingency Bank purchases funds in the open market for delivery to the Office of Finance. Additionally, a Delinquent Bank will be required to pay additional interest on the amount of any Plan CO based on the number of times that FHLBank has been a Delinquent Bank. The interest is 500 basis points per annum for the first delinquency, 750 basis points per annum for the second delinquency and 1,000 basis points per annum for subsequent delinquencies. The first 100 basis points of additional interest will be paid to the Contingency Banks that purchased the Plan CO. Additional interest in excess of 100 basis points will be paid to the non-Delinquent Banks in equal shares.
The initial term of the Contingency Agreement commenced on July 20, 2006 and ended on December 31, 2008, at which time it automatically renewed for a three-year term. The Contingency Agreement will automatically renew for successive three-year terms (each a “Renewal Term”) unless at least one year prior to the end of any Renewal Term at least one-third of the FHLBanks give notice to the other FHLBanks and the Office of Finance of their intention to terminate the Contingency Agreement at the end of such Renewal Term. The notice must include an explanation from those FHLBanks of their reasons for taking such action. Under the terms of the Contingency Agreement, the FHLBanks and the Office of Finance have agreed to endeavor in good faith to address any such reasons by amending the Contingency Agreement so that all FHLBanks and the Office of Finance agree that the Contingency Agreement, as amended, will remain in effect.
The change to the PSR Policy has thus far not had a significant impact on the Bank’s operations, nor is it expected to have a significant impact on its future operations. Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
In addition to the funding sources described above, on September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical lending agreements with the Treasury in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The HER Act provided the Treasury with the authority to establish the GSECF, which is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Under these lending agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the agreements, if any, would be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The lending agreements terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date. For more information on the GSECF, see Item 1 — Business — Legislative and Regulatory Developments. To date, none of the FHLBanks have borrowed under the GSECF.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2008, the Bank assumed consolidated obligation bonds from the FHLBank of Seattle with a par value of $136 million. During the year ended December 31, 2007, the Bank assumed consolidated obligation bonds from the FHLBank of New York with a par value of $323 million. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2006.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2008, the Bank’s estimated operational liquidity requirement was $2.6 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $10.9 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2008, the Bank’s estimated contingent liquidity requirement was $6.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $7.5 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency on March 6, 2009, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above.
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
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2008.
CONTRACTUAL OBLIGATIONS
(In millions of dollars)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total

Long-term debt	$37,686.0	$12,022.5	$2,633.0	$3,665.3	$56,006.8
Mandatorily redeemable capital stock	1.5	1.2	87.7	—	90.4
Operating leases	0.4	0.3	—	—	0.7
Purchase obligations
Advances	75.4	6.0	—	—	81.4
Letters of credit	5,050.8	99.2	24.0	—	5,174.0

Total contractual obligations	$42,814.1	$12,129.2	$2,744.7	$3,665.3	$61,353.3

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
In addition to the above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2008, the Bank’s excess stock totaled $550.2 million, of which $60.2 million was classified as mandatorily redeemable.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition — Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described below. For reasons of safety and soundness, the Finance Agency may require the Bank, or any other FHLBank that has already converted to its new capital structure, to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.

The Bank’s credit risk capital requirement is determined by adding together the credit risk capital charges for advances, investments, mortgage loans, derivatives, other assets and off-balance-sheet commitment positions (e.g., outstanding letters of credit and commitments to fund advances). Among other things, these charges are computed based upon the credit risk percentages assigned to each item as required by Finance Agency rules, taking into account the time to maturity and credit ratings of certain of the items. These percentages are applied to the book value of assets or, in the case of off-balance-sheet commitments, to their balance sheet equivalents.
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence interval. Simulations of over 360 historical market interest rate scenarios dating back to January 1978 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the fourth worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence limit). The hypothetical deterioration in market value of equity derived under the methodology described above typically represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement. At December 31, 2008, the Bank’s market risk capital requirement also included $364 million, representing the amount by which the Bank’s market value of equity was less than 85 percent of its book value of total capital at that date.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2008, the Bank’s credit risk, market risk and operations risk capital requirements were $163 million, $552 million and $215 million, respectively. These requirements were $160 million, $177 million and $101 million, respectively, at December 31, 2007.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital to assets ratio of four percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital to assets ratio in an amount at least equal to five percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2008 or December 31, 2007. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2008, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2008 and 2007.

REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	December 31, 2008		December 31, 2007
	Required	Actual	Required		Actual

Risk-based capital	$930	$3,530	$438		$2,688

Total capital	$3,157	$3,530	$2,538	(1)	$2,688
Total capital-to-assets ratio	4.00%	4.47%	4.00%		4.24	%(1)

Leverage capital	$3,947	$5,295	$3,173	(1)	$4,032
Leverage capital-to-assets ratio	5.00%	6.71%	5.00%		6.35	%(1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as discussed in the financial statements accompanying this report (specifically, Note 2 beginning on page F-15).
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Agency’s rules. The target ratio is subject to change by the Bank as it deems appropriate, subject to the Finance Agency’s minimum requirements. The Bank has been in compliance with its operating target capital ratio at all times during the years ended December 31, 2008, 2007, and 2006.
In connection with its authority under the HER Act, on January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBanks (the “Capital Regulation”). The Finance Agency will accept comments on the Capital Regulation that are received on or before May 15, 2009.
The Capital Regulation establishes criteria for four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nevertheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets.
The Director of the Finance Agency will determine each FHLBank’s capital classification no less often than once a quarter; the Director may make a determination more often than quarterly. The Director may reclassify a FHLBank one category below the otherwise applicable capital classification (e.g., from adequately capitalized to undercapitalized) if the Director determines that (i) the FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital, (ii) the value of collateral pledged to the FHLBank has decreased significantly, (iii) the value of property subject to mortgages owned by the FHLBank has decreased significantly, (iv) after notice to the FHLBank and opportunity for an informal hearing before the Director, the FHLBank is in an unsafe and unsound condition, or (v) the FHLBank is engaging in an unsafe and unsound practice because the FHLBank’s asset quality, management, earnings or liquidity were found to be less than satisfactory during the most recent examination, and any deficiency has not been corrected. Before classifying or reclassifying a FHLBank, the Director must notify the FHLBank in writing and give the FHLBank an opportunity to submit information relative to the proposed classification or reclassification.
In addition to restrictions on capital distributions by a FHLBank that does not meet all of its risk-based and minimum capital requirements, a FHLBank that is classified as undercapitalized, significantly undercapitalized or critically undercapitalized is required to take certain actions, such as submitting a capital restoration plan to the Director of the Finance Agency for approval. Additionally, with respect to a FHLBank that is less than adequately capitalized, the Director of the Finance Agency may take other actions that he or she determines will help ensure the safe and sound operation of the FHLBank and its compliance with its risk-based and minimum capital requirements in a reasonable period of time.
The Director may appoint the Finance Agency as conservator or receiver for any FHLBank that is classified as critically undercapitalized. The Director may also appoint the Finance Agency as conservator or receiver of any FHLBank that is classified as undercapitalized or significantly undercapitalized if the FHLBank fails to submit a capital restoration plan acceptable to the Director within the time frames established by the Capital Regulation or materially fails to implement any capital restoration plan that has been approved by the Director. At least once in each 30-day period following classification of a FHLBank as critically undercapitalized, the Director must determine whether during the prior 60 days the FHLBank had assets less than its obligations to its creditors and others or if the FHLBank was not paying its debts on a regular basis as such debts became due. If either of these conditions apply, then the Director must appoint the Finance Agency as receiver for the FHLBank.
A FHLBank for which the Director appoints the Finance Agency as conservator or receiver may bring an action in the United States District Court for the judicial district in which the FHLBank is located or in the United States District Court for the District of Columbia for an order requiring the Finance Agency to remove itself as conservator or receiver. A FHLBank that is not critically undercapitalized may also seek judicial review of any final capital classification decision or of any final decision to take supervisory action made by the Director under the Capital Regulation.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make a number of judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. To understand the Bank’s financial position and results of operations, it is important to understand the Bank’s most significant accounting policies and the extent to which management uses judgment and estimates in applying those policies. The Bank’s critical accounting policies and estimates involve the following:
•	Derivatives and Hedging Activities;

•	Estimation of Fair Values;

•	Other-Than-Temporary Impairment Assessments; and

•	Amortization of Premiums and Accretion of Discounts.
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
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and, on occasion, floor agreements to manage its exposure to changes in interest rates. Through the use of these derivatives, the Bank may adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments to achieve its risk management objectives. By regulation, the Bank may only use derivatives to mitigate identifiable risks. Accordingly, all of the Bank’s derivatives are positioned to offset interest rate risk exposures inherent in its investment, funding and member lending activities.
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
A hedge relationship is considered effective only if certain specified criteria are met. If a hedge fails the effectiveness test at inception, the Bank does not apply hedge accounting. If the hedge fails the effectiveness test during the life of the transaction, the Bank discontinues hedge accounting prospectively. In that case, the Bank continues to carry the derivative on its statement of condition at fair value, recognizes the changes in fair value of that derivative in current earnings, ceases to adjust the hedged item for changes in its benchmark fair value and amortizes the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term.

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
As of December 31, 2008, the Bank’s derivatives portfolio included $10.1 billion (notional amount) that was accounted for using the short-cut method, $39.0 billion (notional amount) that was accounted for using the long-haul method, and $21.1 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2007, the Bank’s derivatives portfolio included $8.2 billion (notional amount) that was accounted for using the short-cut method, $26.0 billion (notional amount) that was accounted for using the long-haul method, and $6.7 billion (notional amount) that did not qualify for hedge accounting. During 2008, the increase in derivatives that did not qualify for hedge accounting was due primarily to the use of basis swaps to reduce the Bank’s exposure to changes in spreads between one- and three-month LIBOR and to the use of interest rate swaps to hedge consolidated obligation discount notes. Both of these types of derivatives are classified as stand-alone derivatives. See further discussion in the sections entitled “Financial Condition — Derivatives and Hedging Activities” and “Results of Operations — Other Income.”
Estimation of Fair Values
The Bank’s derivatives and investments classified as available-for-sale and trading are presented in the statements of condition at fair value. Effective January 1, 2008, the Bank adopted SFAS 157,“Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets and liabilities. The fair values of the Bank’s trading securities are determined using Level 1 inputs. The Bank has no other assets or liabilities carried at fair value that are measured using Level 1 inputs.
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs are used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale, which as of December 31, 2008 included U.S. agency mortgage-backed securities and one non-agency commercial mortgage-backed security.
Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets or liabilities that are carried at fair value are measured using Level 3 inputs.
The fair values of the Bank’s assets and liabilities that are carried at fair value are estimated based upon quoted market prices where available. However, most of the Bank’s financial instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. In these cases, such values are generally estimated using pricing models and inputs that are observable for the asset or liability, either directly or indirectly. In those limited cases where a pricing model is not used, non-

binding fair value estimates are obtained from dealers and corroborated through other means. The assumptions and inputs used have a significant effect on the reported carrying values of assets and liabilities and the related income and expense. The use of different assumptions/inputs could result in materially different net income and reported carrying values.
The Bank’s fair value measurement methodologies for assets and liabilities that are carried at fair value are more fully described in the audited financial statements accompanying this report (specifically, Note 16 beginning on page F-43).
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying SFAS 133, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in LIBOR, the designated benchmark interest rate. For most of these instruments, such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves, estimated prepayment speeds and volatility) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
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
On March 17, 2009, the FASB issued a proposed staff position (FSP FAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”) that is intended to provide additional guidance regarding fair value measurements in certain circumstances. See the section entitled “Financial Condition — Long-Term Investments” for a discussion of this proposed FSP.
Other-Than-Temporary Impairment Assessments
The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment on at least a quarterly basis. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it expects to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the credit ratings assigned to the securities by the NRSROs; other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, in the case of its non-agency residential and commercial MBS, the Bank also considers the performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.
In the case of its non-agency RMBS, the Bank employs models to assess the expected performance of the securities under hypothetical scenarios. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in the economic environment, such as home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The Bank applies significant judgment in determining whether impairment loss recognition is appropriate and believes its judgments are reasonable. However, different assumptions could produce materially different results, which could significantly impact the Bank’s conclusions regarding the recoverability of unrealized losses.
In connection with its evaluation of its non-agency RMBS, the Bank also performs stress tests of key variable assumptions to assess the potential exposure of its RMBS holdings to changes in those assumptions. These stress tests include shocks to home price, probability of default, and loss severity assumptions. For a more detailed discussion of these stress tests, see the section above entitled “Financial Condition — Long-Term Investments.”
If the Bank were to determine that an impairment is other than temporary, then an impairment loss equal to the entire difference between the investment’s amortized cost and its estimated fair value at the balance sheet date of the reporting period for which the assessment is made would be recognized in earnings. Therefore, the estimation of fair values (discussed above) has a significant impact on the amount of any impairment that would be recorded. In periods subsequent to the recognition of an other-than-temporary impairment loss, the Bank would account for the other-than-temporarily impaired security as if the security had been purchased on the measurement date of the other-than-temporary impairment. That is, the discount or reduced premium recorded for the security, based on the new cost basis, would be amortized over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
On March 17, 2009, the FASB issued a proposed staff position (FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments”) that, if approved, would modify certain aspects of the accounting for OTTI. See the section entitled “Financial Condition — Long-Term Investments” for a discussion of this proposed FSP.
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
Adjustments are recorded on a retrospective basis, meaning that the net investment in the instrument is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the instrument. As interest rates (and thus prepayment speeds) change, SFAS 91 can be a source of income volatility. Reductions in interest rates generally accelerate prepayments, which accelerate the amortization of premiums and reduce current earnings. Typically, declining interest rates also accelerate the accretion of discounts, thereby increasing current earnings. Conversely, in a rising interest rate environment, prepayments will generally extend over a longer period, shifting some of the premium amortization and discount accretion to future periods.
As of December 31, 2008, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $0.5 million and $162.3 million, respectively. At that date, the carrying values of these investment securities totaled $1.6 billion and $6.3 billion, respectively.
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

Recently Issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see the audited financial statements accompanying this report (specifically, Note 2 beginning on page F-15).
Statistical Financial Information
Investment Portfolio
The following table summarizes the Bank’s trading securities at December 31, 2008, 2007 and 2006.
TRADING SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2008	2007	2006

Mortgage-backed securities issued by government-sponsored enterprises	$—	$—	$22,204
Other	3,370	2,924	2,295

Total carrying value	$3,370	$2,924	$24,499

As of December 31, 2008 and 2007, the Bank’s trading securities were comprised solely of mutual fund investments, which do not have contractual maturities. The average yield on these securities was 2.49% at December 31, 2008.
The following table summarizes the Bank’s available-for-sale securities at December 31, 2008, 2007 and 2006.
AVAILABLE-FOR-SALE SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2008	2007	2006
Government-sponsored enterprises	$—	$56,930	$51,290
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35,423	35,266
FHLBank of San Francisco (primary obligor)	—	6,766	6,675

	—	99,119	93,231

Mortgage-backed securities
Government-sponsored enterprises	98,884	169,180	432,391
Other	28,648	93,791	189,149

	127,532	262,971	621,540

Total carrying value	$127,532	$362,090	$714,771

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank was the primary obligor, and for which each of the FHLBanks, including the Bank, was jointly and severally liable.

The following table presents supplemental information regarding the maturities and yields of the Bank’s available-for-sale securities as of December 31, 2008. Maturities are based on the contractual maturities of the securities.
AVAILABLE-FOR-SALE SECURITIES
MATURITIES AND YIELD
(in thousands of dollars)

	Book Value	Yield
Mortgage-backed securities
Within one year	$39,037	7.10%
After ten years	88,495	1.37

	$127,532	3.15%

The following table summarizes the Bank’s held-to-maturity securities at December 31, 2008, 2007 and 2006.
HELD-TO-MATURITY SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2008	2007	2006
Commercial paper	$—	$993,629	$—
U.S. government guaranteed obligations	65,888	75,342	87,125
State or local housing agency obligations	3,785	4,810	5,965

	69,673	1,073,781	93,090

Mortgage-backed securities
U.S. government guaranteed obligations	28,632	34,066	43,556
Government-sponsored enterprises	10,629,290	5,910,467	5,163,238
Other	973,909	1,516,353	1,894,710

	11,631,831	7,460,886	7,101,504

Total carrying value	$11,701,504	$8,534,667	$7,194,594

The following table presents supplemental information regarding the maturities and yields of the Bank’s held-to-maturity securities as of December 31, 2008. Maturities are based on the contractual maturities of the securities.
HELD-TO-MATURITY SECURITIES
MATURITIES AND YIELD
(in thousands of dollars)

	Book Value	Yield
U.S. government guaranteed obligations
After one year through five years	$5,386	3.88%
After five years through ten years	35,527	2.06
After ten years	24,975	2.50

	$65,888	2.38%

State or local housing agency obligations
After ten years	$3,785	4.16%

	$3,785	4.16%

Mortgage-backed securities
Within one year	$110,516	7.01%
After one year through five years	47,380	6.43
After five years through ten years	325,174	1.06
After ten years	11,148,761	1.47

	$11,631,831	1.53%

U.S. Government and government-sponsored agencies were the only issuers whose securities exceeded ten percent of the Bank’s total capital at December 31, 2008.
Loan Portfolio Analysis
The Bank’s outstanding loans, nonaccrual loans, and loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2008 were as follows:
COMPOSITION OF LOANS
(In thousands of dollars)

	Year ended December 31,
	2008	2007	2006	2005	2004
Advances	$60,919,883	$46,298,158	$41,168,141	$46,456,958	$47,112,017

Real estate mortgages	$327,059	$381,468	$449,626	$542,478	$706,203

Nonperforming real estate mortgages	$370	$312	$466	$2,375	$938

Real estate mortgages past due 90 days or more and still accruing interest(1)	$2,295	$2,854	$4,557	$6,418	$11,510

Interest contractually due during the year on nonaccrual loans	$15

Interest actually received during the year on nonaccrual loans	$8

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days past due.

Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2008 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(In thousands of dollars)

	2008	2007	2006	2005	2004

Balance, beginning of year	$263	$267	$294	$355	$387
Chargeoffs	(2)	(4)	(27)	(5)	(6)
Provision (release of allowance) for credit losses	—	—	—	(56)	(26)

Balance, end of year	$261	$263	$267	$294	$355

Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2008.
          GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.8%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	0.9
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	13.0
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	71.2
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.1

100.0%

Deposits
Time deposits in denominations of $100,000 or more totaled $186.0 million at December 31, 2008. These deposits mature as follows: $158.2 million in less than three months and $27.8 million in three to six months.
Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes for the years ended December 31, 2008, 2007 and 2006 is provided in the following table.
DISCOUNT NOTE BORROWINGS
(In millions of dollars)

	December 31,
	2008	2007	2006
Outstanding at year-end	$16,745	$24,120	$8,226
Weighted average rate at year-end	2.65%	4.20%	5.11%
Daily average outstanding for the year	$18,851	$11,336	$7,807
Weighted average rate for the year	2.77%	4.90%	5.00%
Highest outstanding at any month-end	$23,084	$24,120	$12,173

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As a financial intermediary, the Bank is subject to interest rate risk. Changes in the level of interest rates, the slope of the interest rate yield curve, and/or the relationships (or spreads) between interest yields for different instruments have an impact on the Bank’s estimated market value of equity and its net earnings. This risk arises from a variety of instruments that the Bank enters into on a regular basis in the normal course of its business. In addition, discounts in the market prices of securities held by the Bank that are related primarily to credit concerns and a lack of market liquidity rather than interest rates have recently had an impact on the Bank’s estimated market value of equity and related risk metrics.
The terms of member advances, certain non-mortgage-related investment securities, and consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of derivative financial instruments, primarily interest rate swaps, to manage the risk arising from these sources.
The Bank also has investments in residential mortgage related assets such as CMOs and MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. Historically, a decline in interest rates has generally resulted in accelerated mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage- related asset’s effective maturity. Current economic and credit market conditions appear to have had an impact on mortgage prepayment activity, as borrowers whose mortgage rates are above current market rates and who might otherwise refinance or repay their mortgages more rapidly may not be able to obtain new mortgage loans at current lower rates due to reductions in their incomes, declines in the values of their homes, tighter lending standards, a general lack of credit availability, and/or delays in obtaining approval of new loans.
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Since the Bank generally purchases mortgage-backed securities with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As current liquidity discounts in the price for these securities indicate, these interest rate factors may not be the same factors that are driving the market prices of the securities.
The Bank utilizes a variety of risk measurements to monitor its interest rate risk. The Bank has made a substantial investment in sophisticated financial modeling systems to measure and analyze interest rate risk. These systems enable the Bank to routinely and regularly measure its market value of equity and income sensitivity profiles under a variety of interest rate scenarios. Since the Bank’s valuation models are not necessarily intended to differentiate between reductions in market value arising from liquidity discounts, such as those reflected in the market prices for many securities in recent months, and those arising from changes in interest rate related factors, management routinely performs further analysis to separate interest rate risk related factors from liquidity discount factors. Management regularly monitors the information derived from these models and provides the Bank’s Board of Directors with risk measurement reports. The Bank utilizes these periodic assessments, in combination with its evaluation of the factors influencing the results, when developing its funding and hedging strategies.
The Bank’s Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Risk Management Policy.

Business Objectives
The Bank serves as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing consolidated obligations in the capital markets and lending the proceeds to member institutions at slightly higher rates. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank’s primary asset liability management goal is to manage its assets and liabilities in such a way that its current and projected net interest spread is consistent across a wide range of interest rate environments, although the Bank may occasionally take actions that are not necessarily consistent with this objective for short periods of time in response to unusual market conditions.
The objective of maintaining a stable interest spread is complicated under normal conditions by the fact that the intermediation process outlined above cannot be executed for all of the Bank’s assets and liabilities on an individual basis. In the course of a typical business day, the Bank continuously offers a wide range of fixed and floating rate advances with maturities ranging from overnight to 30 years that members can borrow in amounts that meet their specific funding needs at any given point in time. At the same time, the Bank issues consolidated obligations to investors who have their own set of investment objectives and preferences for the terms and maturities of securities that they are willing to purchase. Market conditions that existed in late 2008 complicated this objective further as investors’ preferences generally shifted to debt with maturities of one year or less.
Since it is not possible even under normal market conditions to consistently issue debt simultaneously with the issuance of an advance to a member in the same amount and with the same terms as the advance, or to predict what types of advances members might want or what types of consolidated obligations investors might be willing to buy on any particular day, the Bank must have a ready supply of funds on hand at all times to meet member advance demand. As conditions in the credit markets deteriorated in late 2008, the importance of the Bank having a ready supply of funds on hand to meet member advances demand grew stronger.
In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (many of which bear fixed interest rates) available for members to borrow in the form of advances. During the early part of the fourth quarter of 2008, as credit market conditions deteriorated, the Bank decided to issue a sufficient quantity of discount notes and bonds with terms ranging from three to twelve months to ensure the Bank would have adequate liquidity throughout the year-end period to meet member advance demand. A consequence of this decision was a temporary increase in the Bank’s interest rate risk. As yields on the Bank’s short-term assets fell sharply later in the fourth quarter, the impact of that interest rate risk was realized in the form of negative carry on the short-term assets (short-term advances and federal funds sold) funded by those liabilities.
As indicated by the Bank’s experience in the fourth quarter of 2008, holding fixed rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with certain terms and features, and consolidated obligations with a different set of terms and features, the Bank typically converts both assets and liabilities to a LIBOR floating rate index, and attempts to manage the interest spread between the pools of floating rate assets and liabilities.
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
However, in the normal course of business, the Bank also acquires assets with structural characteristics that reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets include small fixed rate, fixed term advances; small fixed schedule amortizing advances; and floating rate mortgage-related securities with embedded caps. These assets require the Bank to employ risk management strategies in which the Bank hedges against aggregated risks. The Bank may use fixed rate, callable or non-callable debt or interest rate exchange agreements, such as fixed-for-floating interest rate swaps, floating rate basis swaps or interest rate caps, to manage these aggregated risks.
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. This limitation was adopted concurrently with the Bank’s conversion to its new capital structure in September 2003. The Bank was in compliance with this limit at all times from its adoption in September 2003 through October 2008. As discussed in more detail below, this risk metric exceeded the Bank’s policy limit on November 30 and December 31, 2008 due in part to factors other than interest rate risk.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under generally accepted accounting principles. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using either a pricing model or dealer estimates. These calculations include values for MBS based on estimated current market prices, which reflect significant discounts the majority of which the Bank believes are related to credit concerns and a lack of market liquidity rather than the level and relationships between interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, excess REFCORP contributions, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
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
Between December 2007 and December 2008, under scenarios that estimated the market value of equity under down 200 basis point interest rate shocks, the percentage increase in the estimated market value of equity from the base case ranged from 2.67 percent to 9.39 percent. Between December 2007 and October 2008, under scenarios that estimated the market value of equity under up 200 basis point interest rate shocks, the percentage decrease in the estimated market value of equity from the base case ranged from 6.27 percent to 11.84 percent. These values were within the Bank’s Risk Management Policy guidelines during that period of time. In November and December 2008, under scenarios that estimate the market value of equity under up 200 basis point interest rate shocks, the percentage decrease in the estimated market value of equity from the base case was 15.75 percent and 20.57 percent, respectively, both of which exceeded the Bank’s policy limits. As discussed below, the Bank believes the magnitude of these changes at November 30 and December 31, 2008 was related primarily to liquidity discounts in the market values of its RMBS and did not represent a significant change in the Bank’s interest rate risk position.
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2007 through December 2008. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (1)		Up 100 Basis Points(1)		Down 100 Basis Points (1)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)

December 2007	2.556	2.396	-6.27%	2.625	2.67%	2.492	-2.51%	2.604	1.87%

January 2008	2.429	2.224	-8.47%	2.508	3.23%	2.340	-3.67%	2.494	2.65%
February 2008	2.518	2.308	-8.31%	2.593	2.98%	2.425	-3.70%	2.587	2.76%
March 2008	2.597	2.311	-11.02%	2.793	7.53%	2.462	-5.23%	2.721	4.76%

April 2008	2.658	2.346	-11.74%	2.880	8.35%	2.508	-5.64%	2.785	4.78%
May 2008	2.981	2.628	-11.84%	3.261	9.39%	2.810	-5.74%	3.135	5.17%
June 2008	3.021	2.700	-10.63%	3.229	6.89%	2.873	-4.90%	3.145	4.10%

July 2008	2.930	2.662	-9.15%	3.064	4.57%	2.812	-4.03%	3.014	2.87%
August 2008	2.980	2.717	-8.83%	3.127	4.93%	2.861	-3.99%	3.076	3.22%
September 2008	3.176	2.828	-10.96%	3.432	8.06%	3.009	-5.26%	3.340	5.16%

October 2008	2.762	2.575	-6.77%	2.994	8.40%	2.659	-3.73%	2.917	5.61%
November 2008	2.577	2.171	-15.75%	*	*	2.362	-8.34%	2.725	5.74%
December 2008	2.635	2.093	-20.57%	*	*	2.391	-9.26%	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 200 basis point parallel shifts in interest rates at November 30 and December 31, 2008 and the down 100 basis point parallel shift in interest rates at December 31, 2008 were not considered meaningful.

(1)	In the up and down 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.

(2)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the Bank’s estimated market value of equity was more sensitive to changes in interest rates at December 31, 2008 than at December 31, 2007. This increased sensitivity, which is also reflected by an increase in the Bank’s estimated duration of equity over the same period as shown in the table below, is primarily attributable to a lower estimated base case market value of equity due in large part to lower estimated values for the Bank’s MBS, and the related increased sensitivity of the estimated value of the Bank’s MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a fixed spread to one-month LIBOR, the estimated market value of these securities has become more sensitive to changes in interest rates due to the combination of recent significant decreases in estimated base case market values, increases in market spreads for similar securities versus their repricing index, decreases in the absolute level of short-term interest rates, and increases in the sensitivity of estimated prepayments to changes in interest rates. The increased sensitivity of estimated prepayments to changes in interest rates has increased the sensitivity of the securities’ estimated market values to the timing of the recapture of embedded discounts and to changes in the values of embedded coupon caps.
The Bank’s analysis indicates that this increase in its market value sensitivity measures is due primarily to current dislocations in the credit markets as opposed to an increase in its interest rate risk. Because the Bank has the intent and ability to hold the securities in its MBS portfolio to maturity, and because the increased sensitivity is generally attributable to non-interest rate risk related factors, the Bank’s management and Board of Directors have determined that the recent exceptions to its policy guidelines are temporary and do not represent a significant change in the Bank’s interest rate risk profile.
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

The values of instruments having relatively longer (or higher) durations are more sensitive to a given interest rate movement than instruments having shorter durations; that is, risk increases as the absolute value of duration lengthens. For instance, the value of an instrument with a duration of three years will theoretically change by three percent for every one percentage point change in interest rates, while the value of an instrument with a duration of five years will theoretically change by five percent for every one percentage point change in interest rates.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2007 through December 2008.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100 (1)	Up 200(1)	Down 100(1)	Down 200(1)
December 2007	0.37	(0.30)	0.07	2.18	3.39	4.40	1.16	0.27

January 2008	0.44	(0.32)	0.12	3.21	4.38	5.74	1.79	1.88
February 2008	0.43	(0.31)	0.12	3.35	4.31	5.45	1.65	1.59
March 2008	0.46	(0.28)	0.18	5.20	6.09	7.05	3.88	(0.86)

April 2008	0.46	(0.27)	0.19	5.29	6.25	7.06	4.03	4.32
May 2008	0.47	(0.26)	0.21	5.49	6.30	7.05	4.52	3.15
June 2008	0.47	(0.31)	0.16	4.50	5.61	6.81	3.40	1.64

July 2008	0.48	(0.38)	0.10	2.86	4.18	5.62	2.33	0.04
August 2008	0.51	(0.39)	0.12	3.62	4.62	5.92	2.97	0.30
September 2008	0.55	(0.37)	0.18	5.47	5.97	7.14	4.48	1.51

October 2008	0.55	(0.41)	0.14	4.55	3.37	3.31	5.88	4.27
November 2008	0.63	(0.38)	0.25	8.49	9.14	8.52	2.74	*
December 2008	0.56	(0.37)	0.19	6.36	13.42	14.38	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 200 basis point parallel shifts in interest rates at November 30 and December 31, 2008 and the down 100 basis point parallel shift in interest rates at December 31, 2008 were not considered meaningful.

(1)	In the up and down 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +/- 100 and +/- 200 basis point parallel shifts in interest rates.
As shown above, the Bank’s duration of equity extended from 2.18 years at December 31, 2007 to 6.36 years at December 31, 2008, indicating that the Bank’s market value of equity is more sensitive to changes in interest rates at December 31, 2008. This extension is consistent with the increase in the sensitivity of the Bank’s market value of equity to 200 basis point interest rate shocks as discussed above, and is primarily attributable to the increased sensitivity of the Bank’s MBS portfolio to changes in interest rates created largely by the non-interest rate related factors discussed above.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the change in the Bank’s market value of equity for a one percentage point (100 basis point) change in rate for a given maturity. During 2008, the Bank established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for each of 8 individual points on the yield curve. The Bank calculates this metric monthly, and was in compliance with this policy limit at each month end since its adoption, except at the end of November and December 2008, when an increase in the Bank’s key rate duration was driven by the same factors that caused the Bank’s market value sensitivity to exceed its policy guidelines.
Interest Rate Risk Components
The Bank manages the interest rate risk of a significant percentage of its assets and liabilities on a transactional basis. Using interest rate exchange agreements, the Bank pays (in the case of an asset) or receives (in the case of a liability) a coupon that is identical or nearly identical to the balance sheet item, and receives or pays in return, respectively, a floating rate typically indexed to LIBOR. The combination of the interest rate exchange agreement with the balance sheet item has the effect of reducing the duration of the asset or liability to the term to maturity of the LIBOR index, which is typically either one month or three months. After converting the assets and liabilities to

LIBOR, the Bank can then focus on managing the spread between the assets and liabilities while remaining relatively insensitive to overall movements in market interest rates.
Because individual assets and liabilities are typically converted to floating rates at the time they are acquired, mismatches can develop between the reset dates for aggregate balances of floating rate assets and floating rate liabilities. The mismatch between the average time to repricing of the assets and the liabilities converted to floating rates in this manner can, however, cause the Bank’s duration of equity to fluctuate by as much as 0.50 years from month to month. While the realization of these reset timing differences is generally not material to the Bank’s results of operations under normal market conditions in which one- and three-month LIBOR rates change in relatively modest increments, these reset timing differences had a more significant impact over the course of 2008 due to the greatly increased volatility of short-term LIBOR rates. As a result, the Bank analyzes these reset timing differences and periodically enters into hedging transactions, such as basis swaps or forward rate agreements, to reduce the risk they pose to the Bank’s periodic earnings.
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
As of December 31, 2008, the Bank also held approximately $11.6 billion of floating rate CMOs that reset monthly in accordance with one month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank currently holds a total of $3.5 billion of stand-alone interest rate caps with strike rates ranging from 6.25 percent to 7.0 percent and maturities ranging from 2009 to 2016. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
Because the majority of the Bank’s floating rate debt is indexed to three-month LIBOR, the Bank’s portfolio of floating rate CMOs and other assets indexed to one-month LIBOR also presents risk to periodic changes in the spread between one- and three-month LIBOR. To offset this risk, the Bank maintains a substantial portfolio of basis swaps that convert three-month repricing debt to one-month repricing frequency.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2007 and 2008, including, as discussed above, at times when certain risk metrics exceeded the Bank’s policy guidelines, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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
Counterparty Credit Risk
The Bank enters into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments to achieve its risk management objectives.
By entering into interest rate exchange agreements with these financial institutions, the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds.
The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The Bank’s collateral exchange agreements with its counterparties generally establish maximum unsecured credit exposure thresholds of $1 million or less that one party may have to the other. Once the counterparties agree to the valuations of the interest rate exchange agreements, and it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero.
As of December 31, 2008 and 2007, the Bank had outstanding interest rate derivative contracts (excluding those executed with members, as discussed below) with 16 and 18 different counterparties, respectively, all of which had long-term credit ratings from Moody’s of A3 or higher. None of these counterparties are member institutions, and none were affiliated with a member prior to March 31, 2005. Affiliates of two of the Bank’s counterparties (Citigroup and Wachovia) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. The Bank has continued to enter into interest rate exchange agreements with Citigroup and Wachovia in the normal course of business and under the same terms and conditions since the member acquisitions were completed.
As of December 31, 2008 and 2007, a large percentage of the transactions, representing 86 percent and 75 percent, respectively, of the notional principal of the derivatives and 93 percent and 65 percent, respectively, of the maximum credit exposure, were with counterparties having ratings from Moody’s of Aa3 or higher. As of December 31, 2008 and 2007, the Bank’s maximum credit exposure to its interest rate derivative counterparties was $404.9 million and $133.6 million, respectively. At December 31, 2008, the Bank held $334.9 million of cash collateral and had rights to an additional $69.0 million of cash collateral that was not yet received, reducing the maximum credit exposure to $1.0 million. At December 31, 2007, the Bank held $103.3 million of cash collateral related to its exposure as of that date and had rights to an additional $30.3 million of cash collateral that was not yet received, reducing the maximum credit exposure to zero. The following table provides additional information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2008 and 2007.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

					Cash	Cash
Credit	Number of	Notional		Maximum Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral
December 31, 2008
Aaa	3	$17,099.2		$35.2	$27.3	$7.9	$—
Aa(4)	9	43,239.8		341.9	288.5	52.4	1.0
A(5)	4	9,802.8		27.8	19.1	8.7	—

Total	16	$70,141.8	(6)	$404.9	$334.9	$69.0	$1.0

December 31, 2007
Aaa	5	$13,366.3		$17.9	$10.5	$7.4	$—
Aa(4) (5)	10	17,362.3		68.4	45.8	22.6	—
A	3	10,240.0		47.3	47.0	0.3	—
Excess collateral(7)	—	—		—	1.0	—	—

	18	$40,968.6		$133.6	$104.3	$30.3	$—

(1)	Credit ratings shown in the table are provided by Moody’s and are as of December 31, 2008 and December 31, 2007, respectively.

(2)	Includes amounts that had not settled as of December 31, 2008 and December 31, 2007.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2008 and December 31, 2007 credit exposures. Cash collateral totaling $68.5 million and $29.9 million was delivered under these agreements in early January 2009 and early January 2008, respectively.

(4)	The figures for Aa-rated counterparties as of December 31, 2008 and December 31, 2007 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $0.1 billion and $0.2 billion as of December 31, 2008 and December 31, 2007, respectively. These transactions represented a credit exposure of $3.7 million and $2.0 million to the Bank as of December 31, 2008 and December 31, 2007, respectively.

(5)	The figures for A-rated counterparties as of December 31, 2008 and Aa-rated counterparties as of December 31, 2007 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.4 billion and $1.7 billion as of December 31, 2008 and December 31, 2007, respectively, and did not represent a credit exposure to the Bank at either of those dates.

(6)	Excludes $3.5 million (notional) of interest rate derivatives with members. This product offering is discussed in the paragraph below.

(7)	Excess collateral represents cash collateral held by the Bank in excess of the Bank’s exposure to certain counterparties as of December 31, 2007. No excess collateral was held by the Bank as of December 31, 2008.
In addition to the activities described above, the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s derivative counterparties discussed above. When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions consists of collateral that is eligible to secure advances and other obligations under the member’s Advances and Security Agreement with the Bank (for a description of eligible collateral, see Item 1 — Business — Products and Services — Advances).
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2008, 2007 and 2006, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-52.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2008 and 2007.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$636,972	$529,393	$547,794	$580,577	$2,294,736

Net interest income (loss)	47,449	52,377	62,106	(11,574)	150,358

Other income (loss)
Net gains (losses) on available-for-sale securities	—	2,794	(2,476)	(1,237)	(919)
Net losses on trading securities	(133)	—	(157)	(337)	(627)
Net gains (losses) on derivatives and hedging activities	4,904	9,826	56,314	(64,365)	6,679
Gains on early extinguishment of debt	5,656	1,910	—	1,228	8,794
Service fees and other, net	2,304	2,484	1,509	2,356	8,653

Other expense	17,579	14,125	15,093	18,016	64,813

Net income (loss)	31,254	40,575	75,070	(67,558)	79,341

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$730,781	$678,694	$721,592	$755,415	$2,886,482

Net interest income	56,633	52,943	54,093	59,357	223,026

Other income (loss)
Net gains (losses) on trading securities	(19)	8	38	(29)	(2)
Net gains (losses) on derivatives and hedging activities	2,125	(2,218)	857	(731)	33
Gains on early extinguishment of debt	97	34	1,123	1	1,255
Service fees and other, net	1,972	2,093	2,053	2,101	8,219

Other expense	13,023	13,646	13,348	15,279	55,296

Net income	34,952	28,706	32,827	33,293	129,778
The decrease in net interest income during the fourth quarter of 2008 resulted largely from actions the Bank took to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The Bank expects the negative spread on its short-term assets to turn positive as the Bank replaces the debt issued in late 2008 with lower cost debt during the early part of 2009.

The Bank sold certain U.S. agency debentures classified as available-for-sale in the second and fourth quarters of 2008. For those securities that were sold in the second quarter of 2008, the Bank recognized a net realized gain of $2,794,000. Because the Bank no longer had the intent as of September 30, 2008 to hold the security that was ultimately sold in the fourth quarter of 2008 and its amortized cost exceeded its estimated fair value at that date by $2,476,000, an other-than-temporary impairment charge was recognized in the third quarter of 2008 to write the security down to its estimated fair value as of September 30, 2008. At the time of the sale, the Bank recognized an additional loss of $1,237,000 on this security, which represented the decline in value subsequent to September 30, 2008.
The fluctuations in net gains (losses) on derivatives and hedging activities during the third and fourth quarters of 2008 were due largely to fair value hedge ineffectiveness gains and losses associated with its consolidated obligation bonds. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates increase or decrease dramatically between the reset date and the valuation date (three-month LIBOR rates rose dramatically at the end of the third quarter of 2008 and decreased dramatically during the fourth quarter of 2008), discounting the coupon rate cash flows being paid on the floating rate leg at the prevailing market rate until the swap’s next reset date can result in ineffectiveness-related gains and losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s earnings. Because the Bank typically holds its interest rate swaps to call or maturity, these unrealized ineffectiveness-related gains and losses are expected to be transitory, meaning that they will reverse in future periods. Because a large proportion of the assets funded with swapped floating rate debt have floating rate coupons, the Bank has a much smaller balance of swapped assets than liabilities, and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships. Consequently, the Bank did not experience similar offsetting hedge ineffectiveness variability from its asset hedging activities.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2008 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008 (the “HER Act”). Pursuant to the HER Act, each FHLBank is governed by a board of directors of 13 persons or so many persons as the Director of the Finance Agency may determine. The HER Act divides directors of FHLBanks into two classes. The first class is comprised of “member” directors who are elected by the member institutions of each state in the FHLBank’s district to represent that state. The second class is comprised of “independent” directors who are nominated by a FHLBank’s board of directors, after consultation with its affordable housing Advisory Council, and elected by the FHLBank’s members at-large.
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. By order of the Finance Agency on September 8, 2008, the Director of the Finance Agency designated that, for 2009, the Bank would have 10 member directors and seven independent directors. With respect to the director elections that the Bank conducted during calendar year 2008, for terms beginning January 1, 2009, the order designated that two member directors would be elected in Texas, one member director would be elected in Louisiana, and one independent director would be elected.
Prior law called for each FHLBank to have 14 directors or, for FHLBanks with more than five states in their district, so many as the Finance Board might determine. Of the 14 directors, eight were, under the prior law, “elective” directors chosen by the members of each state and six were “appointive” directors appointed by the Finance Board, which in recent years sought, but was not bound by, nominations to fill such directorships submitted by the FHLBanks pursuant to applicable regulations. Under prior law, if the Finance Board increased the number of directors above 14, it also had the authority to increase the number of appointive directors to a number not exceeding 75 percent of the number of elective directors. During 2008, the Bank’s Board of Directors was comprised of 11 elective directors and eight appointive directors.
The term of office of each directorship commencing on or after January 1, 2009 is four years, except as adjusted by the Finance Agency in order to achieve a staggered board of directors (such that approximately one-fourth of the terms expire each year). Each of the four directors of the Bank who was elected for a term beginning January 1, 2009 will serve a four-year term that will expire on December 31, 2012. Lee R. Gibson, Howard R. Hackney and Joseph F. Quinlan, Jr. were each elected to serve as member directors and Margo S. Scholin was elected to serve as an independent director. The HER Act, as clarified by the implementing Finance Agency regulation, did not change the terms of office of existing FHLBank directors, which directors will remain directors until completion of their current terms of office. Under prior law, directors were elected or appointed to serve three-year terms.
Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms.
Member (Formerly “Elective”) Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2009, the Finance Agency designated the Bank’s member directorships as follows: Arkansas — 1; Louisiana — 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi — 1; New Mexico — 1; and Texas — 5 (the number of member directorships for Texas includes one discretionary member directorship). The Finance Board’s annual designation of the Bank’s elective directorships for 2008 was as follows: Arkansas — 1, Louisiana — 2, Mississippi — 1, New Mexico — 1, and Texas — 6 (in 2008, the number of elective directorships for Texas included two discretionary elective directorships).
To be eligible to serve as a member director, a candidate must be: (1) a citizen of the United States and (2) an officer or director of a member institution that is located in the represented state and that meets all of the minimum capital requirements established by its federal or state regulator. For purposes of election of directors, a member is deemed to be located in the state in which a member’s principal place of business is located as of December 31 of the calendar year immediately preceding the election year (“Record Date”). A member’s principal place of business is the state in which such member maintains its home office as established in conformity with the laws under which it is organized; provided, however, a member may request in writing to the FHLBank in the district where such member maintains its home office that a state other than the state in which it maintains its home office be designated as its principal place of business. Within 90 calendar days of receipt of such written request, the board of directors of the FHLBank in the district where the member maintains its home office shall designate a state other than the state where the member maintains its home office as the member’s principal place of business, provided all of the following criteria are satisfied: (a) at least 80 percent of such member’s accounting books, records, and ledgers are maintained, located or held in such designated state; (b) a majority of meetings of such member’s board of directors and constituent committees are conducted in such designated state; and (c) a majority of such member’s five highest paid officers have their place of employment located in such designated state.
Candidates for member directorships are nominated by members located in the state to be represented by that particular directorship. Member directors may be elected without a vote by members if the number of nominees from a state is equal to or less than the number of directorships to be filled from that state. In that case, the Bank will notify the members in the affected voting state in writing (in lieu of providing a ballot) that the directorships are to be filled without an election due to a lack of nominees.
For each member directorship that is to be filled in an election, each member institution that is located in the state to be represented by the directorship is entitled to cast one vote for each share of capital stock that the member was required to hold as of the Record Date; provided, however, that the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of capital stock that are required to be held as of the Record Date by all members located in the state to be represented. The effect of limiting the number of shares that a member may vote to the average number of shares required to be held by all members in the member’s state is generally to equalize voting rights among members. Members required to hold the largest number of shares above the average generally have proportionately less voting power, and members required to hold a number of shares closer to or below such average have proportionately greater voting power than would be the case if each member were entitled to cast one vote for each share of stock it was required to hold. A member may not split its votes among multiple nominees for a single directorship, nor, where there are multiple directorships to be filled for a voting state, may it cumulatively vote for a single nominee. Any ballots cast in violation of these restrictions are void.
No shareholder meetings are held for the election of directors; the entire election process is conducted by mail. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. Except as set forth in the next sentence, no director, officer, employee, attorney or agent of the Bank may communicate in any manner that a director, officer, employee, attorney or agent of the Bank, directly or indirectly, supports or opposes the nomination or election of a particular individual for a member directorship or take any other action to influence the voting with respect to any particular individual. A Bank director, officer, employee, attorney or agent may, acting in his or her personal capacity, support the nomination or election of any individual for a member directorship, provided that no Bank director may purport to represent the views of the Bank or its Board of Directors in doing so. In the event of a vacancy in any member directorship, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether such remaining directors constitute a quorum of the Bank’s Board of Directors. A member director so elected shall satisfy the requirements for eligibility that were applicable to his or her predecessor and will fill the unexpired term of office of the vacant directorship.
Independent (Formerly “Appointive”) Directors
As noted above, independent directors are nominated by the Bank’s Board of Directors after consultation with its affordable housing Advisory Council. Any individual who seeks to be an independent director of the Board of Directors of the Bank may deliver to the Bank, on or before the deadline set by the Bank, an executed independent director application form prescribed by the Finance Agency. Before announcing any independent director nominee, the Bank must deliver to the Finance Agency a copy of the independent director application forms executed by the individuals proposed to be nominated for independent directorships by the Board of Directors of the Bank.
The Bank conducts elections for independent directorships in conjunction with elections for member directorships. Independent directors are elected by a plurality of the Bank’s members at-large; in other words, all eligible members in every state in the Bank’s district vote on the nominees for independent directorships. A nominee for an independent directorship must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If any independent directorship is not filled through this initial election process, the Bank must conduct the election process again until a nominee receives at least 20 percent of the votes eligible to be cast in the election. The same determinations and limitations that apply to the number of votes that any member may cast for a member directorship apply equally to the election of independent directors. As with the election process for member directorships, no shareholder meetings are held for the election of independent directors; the entire election process is conducted by mail. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. Except as set forth in the next sentence, no director, officer, employee, attorney or agent of the Bank may communicate in any manner that a director, officer, employee, attorney or agent of the Bank, directly or indirectly, supports or opposes the nomination or election of a particular individual for an independent directorship or take any other action to influence the voting with respect to any particular individual. A Bank director, officer, employee, attorney or agent and the Bank’s Board of Directors and affordable housing Advisory Council may support the candidacy of any person nominated by the Board of Directors for election to an independent directorship.
As determined by the Bank, at least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The remainder of the independent directors must have demonstrated knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; or the law. The independent director’s knowledge of or experience in the above areas should be commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. Under prior law, at least two of the appointed directors were required to be representatives from organizations with more than a two-year history of representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections.
In the event of a vacancy in any independent directorship occurring other than by failure of a nominee for an independent directorship to receive votes equal to at least 20 percent of all eligible votes, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether such remaining directors constitute a quorum of the Bank’s Board of Directors. An independent director so elected shall satisfy the requirements for eligibility that were applicable to his or her predecessor and will fill the unexpired term of office of the vacant directorship.
To be eligible to serve as an independent director, a person must be: (1) a citizen of the United States and (2) a resident in the Bank’s district. Additionally, an independent director is prohibited from serving as an officer of any FHLBank or as an officer, employee or director of any member of the Bank, or of any recipient of advances from the Bank, except that an independent director may serve as an officer, employee or director of a holding company that controls one or more members of, or recipients of advances from, the Bank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. For these purposes, any officer position, employee position or directorship of the director’s spouse is attributed to the director. An independent director must disclose to the Bank all officer, employee or director positions described above that the director or the director’s spouse holds.
Prior to enactment of the HER Act, the Finance Board had the sole responsibility for appointing individuals as appointive directors to the boards of directors of the FHLBanks. On April 10, 2007, the Finance Board appointed Margo S. Scholin and Clarence G. Simmons, III to fill the remainder of the three-year appointive director terms that began on January 1, 2006, which had been vacant since that date. C. Kent Conine, Willard L. Jackson, Jr. and James W. Pate, II were appointed by the Finance Board to fill the remainder of the three-year appointive director terms that began on January 1, 2007, which had been vacant since that date. As discussed above, Ms. Scholin was elected by the Bank’s members to serve a four-year independent director term that commenced on January 1, 2009. Mr. Simmons’ term as a director expired on December 31, 2008.
On November 29, 2007, the Finance Board appointed Patricia P. Brister to fill a three-year appointive director term that commenced on January 1, 2008 and it reappointed Mary E. Ceverha and Bobby L. Chain to fill three-year appointive director terms that began on that same date.
2009 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 27, 2009):

		Director	Expiration of	Board
Name	Age	Since	Term as Director	Committees

Lee R. Gibson, Chairman (Member)	52	2002	2012	(a	)(b)(c)(d)(e)(f)(g)
Mary E. Ceverha, Vice Chairman (Independent)	64	2004	2010	(a	)(b)(c)(d)(e)(f)(g)
Tyson T. Abston (Member)	43	2007	2009	(a	)(d)
H. Gary Blankenship (Member)	68	2007	2009	(a	)(b)(e)
Patricia P. Brister (Independent)	62	2008	2010	(c	)(e)
Bobby L. Chain (Independent)	79	2004	2010	(c	)(e)(g)
James H. Clayton (Member)	57	2005	2010	(d	)(f)(g)
C. Kent Conine (Independent)	54	2007	2009	(e	)(f)
Howard R. Hackney (Member)	69	2003	2012	(b	)(d)(g)
Willard L. Jackson, Jr. (Independent)	45	2007	2009	(e	)(f)
Charles G. Morgan, Jr. (Member)	47	2004	2009	(b	)(d)(g)
James W. Pate, II (Independent)	59	2007	2009	(c	)(f)
Joseph F. Quinlan, Jr. (Member)	61	2008	2012	(a	)(d)
Margo S. Scholin (Independent)	58	2007	2012	(b	)(c)
Anthony S. Sciortino (Member)	61	2003	2009	(c	)(e)(g)
John B. Stahler (Member)	60	2001	2010	(a	)(b)(g)
Glenn Wertheim (Member)	52	2008	2010	(a	)(f)

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning Committee

(e)	Member of Government Relations Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive Committee
Lee R. Gibson is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2007. Mr. Gibson serves as Senior Executive Vice President and Chief Financial Officer of Southside Bank (a member of the Bank) and as Executive Vice President and Chief Financial Officer of its publicly traded holding company, Southside Bancshares, Inc. (Tyler, Texas). He has served as Senior Executive Vice President of Southside Bank since February 2009. From 1990 to February 2009, he served as Executive Vice President of

Southside Bank. Mr. Gibson has served as Executive Vice President of Southside Bancshares, Inc. since 1990 and as Chief Financial Officer of both Southside Bank and Southside Bancshares, Inc. since 2000. He also serves as a director of Southside Bank. Before joining Southside Bank in 1984, Mr. Gibson served as an auditor for Ernst & Young. He currently serves on the Council of Federal Home Loan Banks, the Executive Board of the East Texas Area Council of Boy Scouts, and the Foundation of the East Texas Boy Scouts. Mr. Gibson also serves as Chairman of the Executive Committee of the Bank’s Board of Directors. He is a Certified Public Accountant.
Mary E. Ceverha is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since December 2005. From January 2005 to December 2005, she served as Acting Vice Chairman of the Board of Directors of the Bank. From 2001 to 2005, Ms. Ceverha served as a director and president of Trinity Commons, Inc. From 2001 to 2004, she also served as a director and president of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, these not-for-profit enterprises were organized to coordinate fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She currently serves as Vice Chair of the foundation’s Government Relations Committee and remains active in its fundraising efforts. Ms. Ceverha also serves on the Council of Federal Home Loan Banks and on the Community Advisory Board of the Dallas Heart Disease Prevention Project. Previously, she served on the steering committee of the President’s Research Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the Greater Dallas Planning Council. Ms. Ceverha is a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha also serves as Vice Chairman of the Executive Committee of the Bank’s Board of Directors.
Tyson T. Abston serves as President and Chief Executive Officer of Guaranty Bond Bank in Mount Pleasant, Texas. He has served as President of Guaranty Bond Bank, a member of the Bank, since 2002 and as Chief Executive Officer since December 2005. From 1997 to 2002, Mr. Abston served as Executive Vice President of Guaranty Bond Bank. He previously held various positions with Guaranty Bond Bank from 1988 to 1992. From 1993 to 1997, Mr. Abston served as Executive Vice President and Chief Financial Officer of First Heritage Bank. He also serves as President of Guaranty Bancshares, Inc., Guaranty Bond Bank’s privately held holding company, and has served in that capacity since June 2004. Since May 2008, Mr. Abston has served on the board of directors of Texas Security Bank, a member of the Bank. In addition, he currently serves on the boards of directors of the Mount Pleasant Habitat for Humanity and the Mount Pleasant Industrial Foundation. Mr. Abston currently serves as Vice Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
H. Gary Blankenship is the founder, Chairman and Chief Executive Officer of Bank of the West (a member of the Bank) and its privately held holding company, Greater Southwest Bancshares, Inc. (Grapevine, Texas). Mr. Blankenship has served as Chairman and Chief Executive Officer of both companies since their inception in 1986. He also serves on the board of directors of Bank of Vernon and as a trustee for the Independent Bankers Association Bond Trust. Mr. Blankenship previously served on the boards of directors of Irving National Bank and National Bancshares, Inc. He currently serves as Vice Chairman of the Audit Committee of the Bank’s Board of Directors.
Patricia P. Brister currently serves as Chairman of the Board of Directors for Habitat for Humanity St. Tammany West and as a director of Volunteers of America — Greater New Orleans. From June 2006 to January 2009, she served as a United States Ambassador to the United Nations Commission on the Status of Women. From 1975 to 2000, Ms. Brister served as Secretary/Treasurer of Brister-Stephens, Inc., a privately owned mechanical contracting company in Covington, Louisiana. She previously served as a Councilwoman for St. Tammany Parish from 2000 to 2007 and is a past chairman of the Women’s Build Habitat for Humanity. Ms. Brister currently serves as Vice Chairman of the Government Relations Committee of the Bank’s Board of Directors. She previously served a three-year term on the Bank’s Board of Directors from January 2002 to December 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004.
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

James H. Clayton serves as Chairman and Chief Executive Officer of Planters Bank and Trust Company in Indianola, Mississippi. Mr. Clayton joined Planters Bank and Trust Company, a member of the Bank, in 1976 and has served as Chairman and Chief Executive Officer since 2003. From 1984 to 2003, he served as President and Chief Executive Officer. Mr. Clayton also serves as a director of Planters Holding Company, a privately held enterprise. Mr. Clayton is a past president of the Indianola Chamber of Commerce and past chairman of the Mississippi Bankers Association. He previously served on the Government Relations Council of the American Bankers Association (ABA) and was a member of its BankPac Committee. Mr. Clayton currently serves as Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
C. Kent Conine serves as President of Conine Residential Group and has served in that capacity since 1995. Based in Dallas, Texas, Conine Residential Group is a privately held company that specializes in single-family home building and subdivision development and the construction, management and development of multifamily apartment communities. Mr. Conine currently serves as the Chairman of the Texas Department of Housing & Community Affairs and is a past president of the National Association of Home Builders. From July 2004 to February 2008, he served on the board of directors of NGP Capital Resources Company (“NGP”), a publicly traded financial services company that invests primarily in small and mid-size private energy companies. NGP is a registered investment company under the Investment Company Act of 1940, as amended. Mr. Conine currently serves as the Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
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
Willard L. Jackson, Jr. is the founder, President and Chief Executive Officer of Metroplex Industries, Inc. Founded in 1990, Metroplex Industries, Inc., dba MetroplexCore, is an industrial services and multi-disciplinary civil/environmental engineering firm headquartered in Houston, Texas. Mr. Jackson previously served as a director of the Bank from 2002 to 2004.
Charles G. Morgan, Jr. serves as President and Chief Executive Officer of Pine Bluff National Bank in Pine Bluff, Arkansas. Mr. Morgan joined Pine Bluff National Bank, a member of the Bank, in 1987 and has served as President and Chief Executive Officer since February 2006. From February 2005 to February 2006, he served as President and Chief Operating Officer and from 1997 to February 2005 he served as Executive Vice President. Since February 2006, Mr. Morgan has also served as President of Jefferson Bancshares, Inc., Pine Bluff National Bank’s privately held holding company. He is a current board member and past vice chairman of both the Jefferson Hospital Association and the Jefferson Regional Medical Center. Mr. Morgan is also a board member and past chairman of the Economic Development Alliance of Jefferson County. Further, he currently serves as a director of the Arkansas Bankers Association. He previously served on the board of directors of the United Way of Southeast Arkansas and is a past chairman of the Greater Pine Bluff Chamber of Commerce. Mr. Morgan currently serves as Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
James W. Pate, II serves as Executive Director of the New Orleans Area Habitat for Humanity and has served in that capacity since 2000. He has worked with affiliates of Habitat for Humanity for over 15 years.
Joseph F. Quinlan, Jr. serves as Chairman of First National Banker’s Bank (a member of the Bank) and as Chairman, President and Chief Executive Officer of its privately held holding company, First National Banker’s Bankshares, Inc. (Baton Rouge, Louisiana) and has served in such capacities since 1984. Since 2000, Mr. Quinlan has also served as Chairman of the Mississippi National Bankers Bank, a member of the Bank. Additionally, he has served as Chairman of the Alabama Banker’s Bank and as Chairman of FNBB Capital Markets, LLC since 2003. Further, Mr. Quinlan has served as a director of the Arkansas Bankers Bank, a member of the Bank, since December

2008 and as its Chairman since February 2009. He currently serves as Vice Chairman of the Risk Management Committee of the Bank’s Board of Directors.
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
Anthony S. Sciortino serves as Chairman, President and Chief Executive Officer of State-Investors Bank in Metairie, Louisiana. Mr. Sciortino joined State-Investors Bank, a member of the Bank, in 1975 and has served as Chairman since October 2008 and as a board member, President and Chief Executive Officer since 1985. He currently serves on the board of directors of the Better Business Bureau of Greater New Orleans, and is a board member and past treasurer of the New Orleans Area Habitat for Humanity. Mr. Sciortino is also a past chairman of the Community Bankers of Louisiana. He currently serves as Chairman of the Government Relations Committee of the Bank’s Board of Directors. Mr. Sciortino previously served as a director of the Bank from 1990 to 1996.
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
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that Mr. Gibson qualifies as an “audit committee financial expert” as defined by SEC rules. The Bank is required by SEC rules to disclose whether Mr. Gibson is “independent” and, in making that determination, is required to apply the independence standards of a national securities exchange or an inter-dealer quotation system. For this purpose, the Bank has elected to use the independence standards of the New York Stock Exchange. Under those standards, the Bank’s Board of Directors has determined that presumptively its member directors, including Mr. Gibson, are not independent. However, Mr. Gibson is independent under applicable Finance Agency regulations and under Rule 10A-3 of the Exchange Act related to the independence of audit committee members. For more information regarding director independence, see Item 13 — Certain Relationships and Related Transactions, and Director Independence.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 27, 2009). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since

Terry Smith	52	President and Chief Executive Officer	1986
Paul Joiner	56	Senior Vice President and Chief Strategy Officer	1986
Tom Lewis	46	Senior Vice President and Chief Accounting Officer	2003
Nancy Parker	56	Senior Vice President and Chief Information Officer	1994
Michael Sims	43	Senior Vice President and Chief Financial Officer	1998
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
Nancy Parker serves as Senior Vice President and Chief Information Officer of the Bank. Ms. Parker has served as Chief Information Officer since January 1999. In addition to information technology, Ms. Parker oversees banking operations, human resources, production support services, security, and property and facilities management. She joined the Bank in February 1987 as a Senior Systems Analyst, and was promoted to Financial Systems Manager in 1991 and to Information Technology Director in 1993. Ms. Parker served as a Vice President of the Bank from 1994 to 1996. In 1996, she was promoted to Senior Vice President. In February 2005, Ms. Parker’s responsibilities were expanded to include banking operations. In August 2008, Ms. Parker’s responsibilities were further expanded to include human resources.
Michael Sims serves as Senior Vice President and Chief Financial Officer of the Bank. Prior to his appointment as Chief Financial Officer in February 2005, Mr. Sims served as Treasurer of the Bank. From February 2005 to February 2006, he served as both Chief Financial Officer and Treasurer of the Bank. Mr. Sims joined the Bank in 1989 and has served in various financial and asset/liability management positions during his tenure with the institution. Since November 1998, he has had overall responsibility for the Bank’s treasury operations. In February 2005, Mr. Sims’ responsibilities were expanded to include member sales. In August 2008, Mr. Sims’ responsibilities were further expanded to include community investment. Mr. Sims served as a Vice President of the Bank from 1998 to 2001. In 2001, he was promoted to Senior Vice President.
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
Code of Ethics
The Board of Directors has adopted a code of ethics that applies to the Bank’s President and Chief Executive Officer, Chief Accounting Officer (who serves as the Bank’s principal financial and accounting officer), and Chief Financial Officer (collectively, the Bank’s “Senior Financial Officers”). Annually, the Bank’s Senior Financial Officers are required to certify that they have read and complied with the Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics for Senior Financial Officers is filed as an exhibit to this report and is also available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Ethics for Senior Financial Officers.”
The Board of Directors has also adopted a Code of Conduct and Ethics for Employees that applies to all employees of the Bank, including the Senior Financial Officers, and a Code of Conduct and Ethics and Conflict of Interest Policy for Directors that applies to all directors of the Bank (each individually a “Code of Conduct and Ethics” and together the “Codes of Conduct and Ethics”). The Codes of Conduct and Ethics embody the Bank’s commitment to the highest standards of ethical and professional conduct. The Codes of Conduct and Ethics set forth policies on standards for conduct of the Bank’s business, the protection of the rights of the Bank and others, and compliance with laws and regulations applicable to the Bank and its employees and directors. All employees and directors are required to annually certify that they have read and complied with the applicable Code of Conduct and Ethics. A copy of the Code of Conduct and Ethics for Employees is available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Conduct and Ethics for Employees.” A copy of the Code of Conduct and Ethics and Conflict of Interest Policy for Directors is available on the Bank’s website by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Conduct and Ethics and Conflict of Interest Policy for Directors.”
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation and Human Resources Committee of the Board of Directors has responsibility for, among other things, establishing, reviewing and monitoring compliance with the Bank’s compensation philosophy. In support of that philosophy, the Committee is responsible for making recommendations regarding and monitoring implementation of compensation and benefit programs that are consistent with our short- and long-term business strategies and objectives. The Committee’s recommendations regarding our compensation philosophy and benefit programs are subject to the approval of our Board of Directors.
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable the Bank to achieve its short- and long-term strategic business objectives. We attempt to accomplish this goal through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 137. For 2008, our named executive officers were: Terry Smith, President and Chief Executive Officer; Tom Lewis, Senior Vice President and Chief Accounting Officer, who serves as our principal financial officer; Nancy Parker, Senior Vice President and Chief Information Officer; Michael Sims, Senior Vice President and Chief Financial Officer; and Paul Joiner, Senior Vice President and Chief Strategy Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s responsibilities and individual performance and our overall business results. Except as described below, for 2008, 2007 and 2006, the Committee and Board of Directors defined the competitive market for our executives as the other 11 Federal Home Loan Banks (“FHLBanks”) and non-depository financial services institutions with approximately $20 billion in assets. Aside from the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based and/or long-term incentive compensation, we purposely limit our comparative analysis for total direct compensation to base salary and short-term incentive pay as we do not offer either equity-based or long-term incentives. For 2008, the Board of Directors (acting upon a recommendation from the Committee) revised the definition of the competitive market for our President and Chief Executive Officer. The Committee and Board of Directors believe that the most relevant competitive market for Mr. Smith is the other 11 FHLBanks and as a result, for 2008, only market data for the other FHLBanks was used in the competitive pay analysis for Mr. Smith. Prior to 2008, the competitive market for Mr. Smith was defined in the same manner as it is for our other executive officers. The Committee and Board of Directors believe that the other 11 FHLBanks represent the most relevant competitive market for Mr. Smith based on the unique nature of our business operations and our desire to retain Mr. Smith’s services given his tenure with us and his extensive knowledge of the FHLBank System. Generally, it is our overall intent to provide total compensation, including targeted incentive opportunities, for Mr. Smith at or above the median compensation for the FHLBank Presidents. For our other executive officers, it is generally our overall intent to provide total compensation, including targeted annual incentive opportunities, at or near the competitive market median for comparable positions, exclusive of equity-based and long-term incentive compensation.
With the exception of our tax-qualified defined benefit pension plan, we generally apply this philosophy to each of the direct and indirect components of our compensation program. Because our tax-qualified pension plan has greater value to our longest-tenured employees (including most of our executive officers), we have elected to provide a benefit under this plan that is at or near the market median for Mr. Smith and above the market median for our other executive officers. This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees and executives by enhancing what is generally considered by most employees to be a very valuable benefit. Further, to make up for a portion of the lost pension benefit under the tax-qualified plan (due to limitations imposed by the Internal Revenue Code), we have established a supplemental executive retirement plan for our key executives. The supplemental plan is a defined contribution plan that we believe (when coupled with our tax-qualified plan) helps us retain our key executives.
Responsibility for Compensation Decisions
The Board of Directors makes all decisions regarding the compensation of Mr. Smith, our President and Chief Executive Officer. His performance is reviewed annually by the Chairman of the Board, Vice Chairman of the Board and the Chairman and Vice Chairman of the Compensation and Human Resources Committee. Their assessment of Mr. Smith’s performance and recommendations regarding his compensation are then shared with the Committee and the full Board. The Board of Directors is responsible for reviewing and approving and has discretion to modify any of the recommendations regarding Mr. Smith’s compensation that are made jointly by the Chairman of the Board, Vice Chairman of the Board and the Chairman and Vice Chairman of the Compensation and Human Resources Committee.

Mr. Smith annually reviews the performance and has responsibility and authority for setting the base salaries of all other executive officers of the Bank, including our other named executive officers. The performance reviews for all of our executive officers are generally conducted in December of each year and salary adjustments, if any, are typically made on January 1 of the following year. While Mr. Smith shares his base salary recommendations (including supporting competitive market pay data and his assessments of each executive’s individual performance) with the Committee and the full Board, approval by the Committee or Board of Directors is not required.
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
Beginning in October 2008, the Federal Housing Finance Agency (“Finance Agency”) requires us to provide a minimum of four weeks’ advance notice of pending actions to be taken by our Board of Directors or President and Chief Executive Officer with respect to any aspect of the compensation of one or more of our named executive officers. As part of the notification process, we are required to provide the proposed compensation actions and any supporting materials, including studies of comparable compensation. We have fully complied with this notification requirement since it was instituted.
Use of Compensation Consultants and Surveys
Periodically, we will engage an independent compensation consultant to help ensure that the elements of our executive compensation program are both competitive and targeted at or near market-median compensation levels. In late 2007, we engaged Lawrence Associates to conduct a competitive market pay study for our executive officers (other than Mr. Smith) in connection with the determination of their compensation for 2008.
Lawrence Associates utilizes compensation and specific salary survey data provided by the Economic Research Institute (“ERI”), a recognized leader in survey analyses and web-based collection of compensation survey data. The ERI database consists of both proxy statement information and a compilation of compensation data obtained from numerous sources, including subscriber-provided data and purchased surveys. While the information gathered from proxy statements can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Lawrence Associates uses ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”). This SIC code is comprised of the following primary sub-categories: 611 — Federal and Federally-sponsored Credit Agencies; 614 — Personal Credit Institutions; 615 — Business Credit Institutions; and 616 — Mortgage Bankers and Brokers. There were approximately 90 institutions in the database for non-depository credit institutions (SIC code 6100) at the time the analysis was conducted. Using regression analysis, the ERI software database enables Lawrence Associates to statistically approximate the competitive market survey data for the requested executive positions at non-depository financial services institutions with approximately $20 billion in assets.
For 2008, we also utilized the results of the 2007 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.

In addition to the two primary sources described above, we also reviewed (in connection with our overall analysis of executive compensation) the results from a custom survey prepared specifically for the FHLBanks by McLagan Partners, an affiliate of Aon Consulting, which contained over 265 financial services organizations. We participated in this survey as well as the 2007 Federal Home Loan Bank System Key Position Compensation Survey.
The information obtained from these various sources was considered by Mr. Smith when making his compensation decisions for our executive officers. For those positions that do not allow for precise comparisons, Mr. Smith made subjective adjustments based on his experience and general knowledge of the competitive market. When making 2008 compensation decisions for Mr. Smith, the Committee and Board of Directors considered the information obtained from the 2007 Federal Home Loan Bank System Key Position Compensation Survey.
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
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our executive officers. In the case of Mr. Smith, we target his base salary within the top quartile of the base salaries paid to the 12 FHLBank Presidents based upon his tenure in relation to the other Presidents. In the case of our other executive officers, we target base salary compensation at or near the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, and the position’s scope of duties and responsibilities within our organizational structure and hierarchy. The determination of base salaries is generally independent of the decisions regarding other elements of compensation, but some other elements of compensation are dependent upon the determination of base salary, to the extent they are expressed as percentages of base salary.
In establishing Mr. Smith’s base salary for 2008, the Committee and Board of Directors took into consideration his individual job performance, our overall corporate operating goal achievement in 2007, and the competitive market pay data obtained from the 2007 Federal Home Loan Bank System Key Position Compensation Survey. The results of this survey showed that Mr. Smith’s base salary was within the top quartile of the base salaries paid to the 12 FHLBank Presidents. Taking all of these factors into consideration, Mr. Smith was given a standard merit increase for 2008, which was an increase of 4.7 percent from 2007.
The executive officers other than Mr. Smith are each assigned a job grade level with a specific salary range that reflects the internal and external pay levels deemed appropriate for each position based on competitive market data, job duties and responsibilities, and our desire to retain qualified individuals in these job positions. These salary ranges are adjusted annually to reflect the cost of living impact on wage structures in our competitive market. In addition, the assignment of an executive officer to a specific job grade level is reviewed periodically and is subject to change as the relative worth of a given position in our competitive market may change over time, necessitating a move to a higher or lower job grade level.
In setting the base salaries of our executive officers for 2008, Mr. Smith considered the competitive market pay data from the various sources referred to above and each officer’s individual performance. The competitive market data for 2007 indicated that, with the exception of Mr. Joiner (for whom sufficient comparable market data was unavailable given his range of responsibilities for us), the executive officers’ base salaries were within a range of plus or minus: (a) 8 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 21 percent of the market median for the FHLBanks. Based on this data and his subjective assessments of their individual performance and range of duties, Mr. Smith increased the base salaries for Mr. Lewis, Ms. Parker, Mr. Sims and Mr. Joiner by 5.2 percent, 6.4 percent, 6.1 percent and 2.0 percent, respectively.
The base salaries of our named executive officers for 2008, 2007 and 2006 are presented in the Summary Compensation Table on page 137.
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
Award payments under the VPP depend upon the extent to which we achieve a corporate profitability objective and a number of corporate operational goals that are aligned with our long-term strategic business objectives, as well as the extent to which individual employees achieve specific individual goals and whether they achieve satisfactory performance appraisal ratings. The corporate profitability and operational goals are established annually by the Board of Directors, and individual employee goals are established mutually by management and employees at the beginning of each year.
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
For 2008, we used the following formula to calculate annual VPP award payments for all of our named executive officers except Mr. Smith:

Base Salary	X	Employee’s	X	Profitability	X	Corporate	X	Individual
as of 1/1/08		Maximum		Achievement		Operating		Goal
		Potential		Percentage		Goal		Achievement
		Award				Achievement		Percentage
		Percentage				Percentage
Beginning with the 2007 VPP plan year, the Board of Directors (acting upon a recommendation from the Committee) modified the formula that is used to calculate Mr. Smith’s VPP awards in order to provide him with a more competitive short-term incentive opportunity. This decision was based upon a review of competitive market data, which indicated that his total annual cash compensation opportunity was below the competitive market median. Under the modified formula, 75 percent of his potential VPP award is derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent is based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective.

The formula used to calculate Mr. Smith’s 2008 VPP award is set forth below:

75%	X	Base Salary	X	Maximum	X	Profitability	X	Corporate
		as of 1/1/08		Potential		Goal		Operating Goal
				Award		Achievement		Achievement
				Percentage		Percentage		Percentage

plus

25%	X	Base Salary	X	Maximum	X	Individual
		as of 1/1/08		Potential Award		Performance Goal
				Percentage		Achievement
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
In determining the minimum and maximum levels for our profitability objective, the Board of Directors considers factors such as the current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at or above the average effective federal funds rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2008, our Board of Directors established the minimum and maximum corporate profitability objectives at 0 basis points and 35 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 104 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our targeted (or maximum) corporate profitability objective for 2008 due in large part to our significant asset growth during the year. Over the previous five years (2003-2007), we have achieved our targeted (or maximum) corporate profitability objective for every year except 2006 (for 2006, we achieved 91.25 percent of our targeted, or maximum, corporate profitability objective).
While our corporate operating objectives vary from year to year, they typically fall into two broad categories: (a) expanding our traditional business, including new initiatives, and (b) economic and community development. Each corporate operating objective is assigned a specific percentage weight together with a “threshold,” “target” and “stretch” objective. The “threshold” objective represents a minimum acceptable level of performance for the year. The “target” objective reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective reflects outstanding performance that exceeds our long-term strategic objectives.

Unlike our profitability objective, the corporate operating objectives do not operate on a sliding scale. For each objective, the percentage achievement can be 0 percent (if the threshold objective is not met), 60 percent (if results are equal to or greater than the threshold objective but less than the target objective), 80 percent (if results are equal to or greater than the target objective but less than the stretch objective) or 100 percent (if results are equal to or greater than the stretch objective). The results for each corporate operating goal are multiplied by the assigned percentage weight to determine their contribution to the overall corporate operating goal achievement percentage. For example, if the target objective is achieved for a goal with a percentage weight of 10 percent, then the contribution of that goal to our overall corporate goal achievement would be 8 percent (10 percent x 80 percent). The sum of the percentages derived from this calculation for each corporate operating objective yields our overall corporate operating goal achievement percentage. Generally, the Board of Directors attempts to set the threshold, target and stretch objectives such that the relative difficulty of achieving each level is consistent from year to year.
For 2008, the Board of Directors established ten separate VPP corporate operating objectives, with specific percentage weights ranging from 5 percent to 20 percent. As further set forth in the table below, the objectives relating to our traditional business (excluding new initiatives) comprised 50 percent of our overall corporate goals. New initiatives and economic and community development objectives comprised 20 percent and 30 percent, respectively, of our overall corporate operating goals.
2008 VPP Corporate Operating Objectives
(Dollars in millions)

						Contribution
						to Overall
	Percentage	Objective				Achievement
	Weight	Threshold	Target	Stretch	Results	Percentage
Expanding the Traditional Business

1. Average Total Advances + Letters of Credit (excluding Wachovia, Washington Mutual and Capital One)	20%	$28,600	$31,500	$32,400	$39,946	20%

2. Average Advances + Letters of Credit to 2008 CFIs	20%					20%
a.) Original CFI definition		$7,500	$7,900	$8,100	$10,823
b.) New CFI Definition		$9,100	$9,600	$9,800	$13,142

3. Total Credit Product Users	10%	700	710	720	762	10%

New Initiatives

1. Interest Rate Derivatives Customers	5%	6	9	12	1	0%

2. Advances or Deposit Auction Participants	5%	150	165	180	203	5%

3. Complete Implementation of Intrader 11.1	5%	Complete	Complete	Complete	Complete	5%

4. Implement New Model for Member Credit	5%	Complete	Complete	Complete	Complete	5%

Economic and Community Development

1. New CIP / EDP Advances Funded + LCs Issued (excluding letters of credit issued on behalf of Lone Star National Bank)	10%	$525	$575	$625	$870	10%

2. Total CIP / EDP Advances / LC Users	10%	80	85	90	103	10%

3. New CIP / EDP Projects Funded / Supported by LCs	10%	230	245	260	372	10%

Overall Corporate Operating Goal Achievement Percentage						95%

As shown above, we failed to achieve the threshold objective for one of our four new initiative objectives in 2008. This objective had a weighting of 5 percent. We achieved the stretch objective for each of our other corporate operating goals, such that our overall corporate operating goal achievement rate for 2008 was 95 percent. For 2008, our overall corporate operating goal achievement was above our target level of 80 percent. We attribute this primarily to a significant increase in our advances during the year, which was due in part to the unsettled nature of the credit markets during that period. Over the previous five years, our overall corporate operating goal achievement was as follows: 2003 — 66 percent; 2004 — 76 percent; 2005 — 87 percent; 2006 — 50 percent; and 2007 — 90 percent.
Once the total amount of funds in the VPP award pool has been determined based upon the level of achievement of our corporate profitability and operating objectives, the calculation of individual incentive awards is based upon each employee’s performance and the maximum award percentage assigned to that employee’s job grade level. An employee’s performance is determined based upon his or her appraisal rating and the extent to which the employee achieves his or her individual VPP goals for the year.
The maximum award percentages under our VPP are 60 percent of base salary for Mr. Smith and 43.75 percent of base salary for the other named executive officers. The target award percentages for Mr. Smith and the other named executive officers are 51 percent and 35 percent, respectively. At the threshold level (defined for this purpose as 50 percent profitability achievement, 60 percent corporate operating goal achievement, and 100 percent individual goal achievement), the payout percentage for Mr. Smith would be 28.5 percent of base salary, while the payout percentage for the other named executive officers would be 13.125 percent of base salary. These award percentages are reviewed and approved annually by the Committee and Board of Directors with the intent that the target award opportunity is at or near the median for our defined competitive markets for Mr. Smith and our other executive officers.
Except for Mr. Smith, each of our named executive officers has the same set of individual goals for purposes of our VPP. These “joint” senior management goals, which are more tactical in nature than our corporate operating goals, are reviewed and approved annually by Mr. Smith. In 2008, the named executive officers achieved 100 percent of their 9 joint senior management goals. Mr. Smith assesses the performance of each of our named executive officers annually using a performance appraisal form which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2008, each of the named executive officers received at least a “Meets Expectations” performance rating.
Mr. Smith’s individual goal achievement for purposes of the VPP is derived from his performance appraisal, which is prepared jointly by the Chairman of the Board, Vice Chairman of the Board and the Chairman and Vice Chairman of the Compensation and Human Resources Committee. For 2008, his performance was assessed based on 7 broad areas comprising 32 specific measures relating to our strategic objectives, which were approved by the Board of Directors. Mr. Smith’s individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2008, Mr. Smith received 84.4 points on his appraisal form, which resulted in an individual goal achievement percentage of 84.4 percent.
The possible VPP payouts to our named executive officers for 2008 are presented in the Grants of Plan-Based Awards table on page 138, while the actual VPP awards earned by these executives for 2008 are included in the Summary Compensation Table on page 137 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2008 is shown in the table below.

					Corporate
		Award	Maximum	Profitability	Operating Goal	Individual Goal
	Base Salary as of	Component	Potential Award	Achievement	Achievement	Achievement	2008 VPP
	January 1, 2008 ($)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Award ($)
Terry Smith	680,000	75.00	60.00	100.00	95.00		290,700
	680,000	25.00	60.00			84.40	86,088

							376,788

Tom Lewis	252,500		43.75	100.00	95.00	100.00	104,945
Nancy Parker	292,500		43.75	100.00	95.00	100.00	121,570
Mike Sims	302,500		43.75	100.00	95.00	100.00	125,727
Paul Joiner	255,000		43.75	100.00	95.00	100.00	105,984
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
In addition to our VPP, Mr. Smith has a $50,000 annual award pool that he can draw upon to pay discretionary bonuses to employees. In 2008, none of the named executive officers received a discretionary bonus.

Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year, including our named executive officers, participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Since this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings. We consider this benefit to be a critical element of our compensation program as it pertains to our executive officers and other key tenured employees. Based on this belief, we have generally targeted this component of our compensation program to provide a pension benefit above the competitive market median.
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 139-141 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Since this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2008 was $230,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2008, combined contributions to the plan could not exceed $46,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 20 different mutual fund options. Based on their tenure with us, each of our named executive officers received in 2008 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 137 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2008” table.
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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 141-145.
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
It is not our intention to provide a full replacement of the lost benefit under the tax-qualified defined benefit plan and, as a result, the SERP is expected to be less valuable to our executives than some supplemental executive retirement plans offered by other comparable financial institutions in our defined competitive markets. As a percentage of their compensation, we expect the benefits from the plan (for amounts that vest at age 62) to be greater for Ms. Parker and Messrs. Lewis, Sims and Joiner than for Mr. Smith.
For details regarding the operation of this plan, the contributions we made in 2008, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 141.
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
We have a policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the

Bank, Mr. Lewis currently accrues 160 hours of vacation leave per year while the other named executive officers each accrue 200 hours of vacation leave per year. The vacation payouts made to our named executive officers for 2008 are set forth in the “Components of All Other Compensation for 2008” table related to the Summary Compensation Table found on page 137.
We automatically buy back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy if their employment is terminated for any reason prior to the date on which the buy back is processed. The flex leave payouts made to our named executive officers for 2008 are set forth in the “Components of All Other Compensation for 2008” table related to the Summary Compensation Table on page 137.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We do not include, nor do we consider, these items in either our total direct compensation or total compensation analyses for our executive officers.
Perquisites and Tax Gross-ups
We provide a limited number of perquisites to our executive officers, which we believe are appropriate in light of the executives’ contributions to us. In 2008, we provided Mr. Smith with the use of a Bank-leased car and we paid for travel and meal costs associated with his spouse accompanying him to our two out-of-town board meetings and certain in-town Board functions. In addition, we reimbursed Mr. Smith for the incremental taxes associated with his use of the Bank-leased car. The perquisites for our other named executive officers are limited solely to payment of travel and meal costs associated with a spouse accompanying the officer to our out-of-town board meetings and in-town Board functions. In 2008, Mr. Lewis utilized this benefit for one out-of-town board meeting and Mr. Joiner utilized this benefit for one out-of-town board meeting and one in-town Board function. For each of these executive officers, the aggregate incremental cost to the Bank totaled approximately $2,000. Historically, we have not attempted to compare these perquisites with those offered by companies in our defined competitive market.
Executive Employment Agreements
On November 20, 2007 (“Effective Date”), we entered into employment agreements with each of our named executive officers. These agreements were authorized and approved by the Committee and Board of Directors and result from the Board’s desire to retain the services of these executive officers for no less than the three-year term of the agreements. We considered this action to be prudent based on our belief that these individuals are extremely well qualified to perform the duties of their respective job positions, that they have skill sets that are highly sought after in the financial services industry, and that their continued employment with us is essential to our ability to meet our short- and long-term strategic business objectives.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 145, the employment agreements provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal of the employment agreement and we relieve the executive officer of his or her duties under the employment agreement prior to the expiration of the term of the agreement. As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. In 2008, neither we nor any of the executive officers gave a notice of non-renewal. Accordingly, an additional year was added to the unexpired term of each of the employment agreements. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements that are utilized by comparable companies, including the other FHLBanks that have elected to enter into executive employment agreements, and therefore advance our objective of retaining these executive officers.

2009 Compensation Decisions
The 2009 base salaries for our named executive officers have been set at the following amounts (the percentage increase from 2008 is shown parenthetically):

Terry Smith	$715,000 (5.15 percent)
Tom Lewis	$264,000 (4.55 percent)
Nancy Parker	$320,000 (9.40 percent)
Michael Sims	$330,000 (9.09 percent)
Paul Joiner	$267,500 (4.90 Percent)
In establishing Mr. Smith’s base salary for 2009, the Committee and Board of Directors took into consideration his overall job performance in 2008 and the competitive market pay data for the 12 FHLBanks. The results of the competitive pay analysis showed that his base salary remained within the top quartile for the FHLBank Presidents, which, as discussed above, is the range the Committee and Board of Directors has established for him. Taking all of these factors into consideration, Mr. Smith was given a standard merit increase for 2009.
In July 2008, we engaged Lawrence Associates to conduct a competitive market pay study for our other executive officers. In setting the base salaries of our executive officers for 2009, Mr. Smith considered the results of this study, as well as the competitive pay data provided by the 2008 Federal Home Loan Bank System Key Position Compensation Survey conducted by Reimer Consulting. The competitive market data indicated that the executive officers’ base salaries (excluding Mr. Joiner, for whom sufficient comparable market data was unavailable) were within a range of plus or minus: (a) 12 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 19 percent of the market median for the FHLBanks. Based on this data and his assessment of their individual performance during the past year, Mr. Smith gave Ms. Parker and Mr. Sims slightly above standard merit increases for 2009, while Messrs. Lewis and Joiner received standard merit increases. In establishing the base salaries for Ms. Parker and Mr. Sims, Mr. Smith also took into consideration the increased responsibilities that each of these officers assumed in August 2008. At that time, Ms. Parker’s responsibilities were expanded to include human resources and Mr. Sims’ responsibilities were expanded to include community investment.
For purposes of our 2009 VPP, the Board of Directors has established the Bank’s minimum (or threshold) corporate profitability objective at 75 basis points above the average effective federal funds rate and the target (or maximum) corporate profitability objective at 125 basis points above the average effective federal funds rate. The Board of Directors has also established 10 separate VPP corporate operating objectives, which have specific percentage weights ranging from 5 percent to 20 percent.
The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2009. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards for 2008. For a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table and accompanying narrative on page 138.

	Estimated Possible VPP Payouts for 2009
	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	203,775	364,650	429,000
Tom Lewis	34,650	92,400	115,500
Nancy Parker	42,000	112,000	140,000
Michael Sims	43,313	115,500	144,375
Paul Joiner	35,109	93,625	117,031
Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 124-136 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.
The Compensation and Human Resources Committee
Bobby L. Chain, Chairman
Margo S. Scholin, Vice Chairman
Patricia P. Brister
Mary E. Ceverha
Lee R. Gibson
James W. Pate, II
Anthony S. Sciortino

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2008, 2007 and 2006 of our President and Chief Executive Officer, our Senior Vice President and Chief Accounting Officer, who serves as our principal financial officer, and our three other most highly compensated executive officers (collectively, our “named executive officers”). The determination as to which of our executive officers were most highly compensated was made by reference to their total compensation for 2008 reduced by the amount disclosed in the column below entitled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.” As discussed above, we do not provide any form of equity or long-term incentive compensation to our named executive officers.

								Change in Pension
Name and							Non-equity	Value and Nonqualified
Principal					Stock	Option	Incentive Plan	Deferred Compensation	All Other
Position	Year	Salary ($)	Bonus ($)		Awards ($)	Awards ($)	Compensation ($) (1)	Earnings ($) (2)	Compensation ($) (3)	Total ($)

Terry Smith	2008	680,000	—		—	—	376,788	195,000	391,804	1,643,592
President/Chief Executive Officer	2007	649,750	—		—	—	348,136	127,000	347,215	1,472,101
	2006	565,000	—		—	—	118,090	111,000	244,192	1,038,282

Tom Lewis	2008	252,500	—		—	—	104,945	48,000	59,774	465,219
SVP/Chief Accounting Officer	2007	240,000	—		—	—	94,500	28,000	19,536	382,036
	2006	217,500	—		—	—	43,415	23,000	26,920	310,835

Nancy Parker	2008	292,500	—		—	—	121,570	161,000	143,216	718,286
SVP/Chief Information Officer	2007	275,000	10,000	(4)	—	—	108,281	162,000	73,836	629,117
	2006	255,000	—		—	—	50,901	144,000	73,426	523,327

Michael Sims	2008	302,500	—		—	—	125,727	128,000	83,615	639,842
SVP/Chief Financial Officer	2007	285,000	—		—	—	112,219	54,000	43,697	494,916
	2006	265,000	—		—	—	52,897	48,000	42,577	408,474

Paul Joiner	2008	255,000	—		—	—	105,984	222,000	113,032	696,016
SVP/Chief Strategy Officer	2007	250,000	—		—	—	98,438	184,000	64,033	596,471
	2006	233,750	—		—	—	43,415	164,000	50,967	492,132

(1)	Amounts for 2008, 2007 and 2006 represent VPP awards earned for services rendered in those years. These amounts were paid to the named executive officers in February 2009, March 2008 and March 2007, respectively.

(2)	Amounts reported in this column for 2008, 2007 and 2006 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2008, 2007 or 2006.

(3)	The components of this column for 2008 are provided in the table below.

(4)	Represents a discretionary bonus paid to Ms. Parker for her work in connection with management’s initial report on internal control over financial reporting.
Components of All Other Compensation for 2008

	Bank	Bank Contributions to Vested
	Contributions to	Defined Contribution Plans
	Unvested Defined	401(k)/	Nonqualified	Payouts	Payouts				Total
	Contribution	Thrift	Deferred Compensation	for Unused	for Unused			Tax	All Other
Name	Plan (SERP) ($)	Plan ($)	Plan (NQDC Plan) ($)	Vacation ($)	Flex Leave ($)	Perquisites ($)		Gross ups ($)	Compemsation ($)

Terry Smith	247,823	13,800	27,000	49,038	13,778	28,264	(1)	12,101 (2)	391,804
Tom Lewis	18,383	13,800	1,350	26,241	—	*		—	59,774
Nancy Parker	95,084	13,800	3,750	25,031	5,551	*		—	143,216
Michael Sims	44,855	13,800	4,350	15,838	4,772	*		—	83,615
Paul Joiner	77,252	13,800	1,500	15,325	5,155	*		—	113,032

(1)	Mr. Smith’s perquisites consisted of the use of a Bank-leased car and spousal travel and meal cost reimbursements in connection with our board meetings.

(2)	Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.

*	Amounts were either less than $10,000 or zero.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2008. VPP awards are the only plan-based awards granted to our executive officers. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (50 percent profitability achievement) and the threshold objective for each of our ten corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our target (or maximum) corporate profitability objective (100 percent profitability achievement) and the target objective for each of our ten corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our target (or maximum) corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our ten corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals and receive at least a “Meets Expectations” performance rating from Mr. Smith. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the VPP awards could have been substantially less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 50 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made under the VPP even if we have achieved some or all of our corporate operating goals and/or individual employees have achieved some or all of their individual performance goals. The 2008 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 124 through 136.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards for 2008
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	193,800	346,800	408,000
Tom Lewis	33,141	88,375	110,469
Nancy Parker	38,391	102,375	127,969
Michael Sims	39,703	105,875	132,344
Paul Joiner	33,469	89,250	111,563

PENSION BENEFITS
Our named executive officers and all other regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2008.

		Number of	Present Value	Payments During
		Years of Credited	Of Accumulated	Last Fiscal
Name	Plan Name	Service (#)	Benefit ($)	Year ($)
Terry Smith	Pentegra DB Plan	23.0	1,171,000	—
Tom Lewis	Pentegra DB Plan	5.9	149,000	—
Nancy Parker	Pentegra DB Plan	21.8	1,397,000	—
Michael Sims	Pentegra DB Plan	18.9	527,000	—
Paul Joiner	Pentegra DB Plan	25.4	1,683,000	—
The regular form of retirement benefit under the Pentegra DB Plan is a single life annuity that includes a lump sum death benefit. The normal retirement age is 65, but the plan provides for an unreduced retirement benefit beginning at age 60 (if hired prior to July 1, 2003) or age 62 (for employees hired on or after July 1, 2003 that meet the eligibility requirements to participate in the Pentegra DB Plan). For employees who are not eligible to participate in the Pentegra DB Plan, we offer an enhanced defined contribution plan. All of our named executive officers were hired prior to July 1, 2003.
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•	Retirement at age 60, the earliest age at which benefits are not reduced for our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2008 commence at age 60 and are discounted to December 31, 2008);

•	Discount rate of 6.71 percent (which is the rate upon which the annual contributions reported in our financial statements are based);

•	Present values are based upon the Unisex 2000 RP Mortality Table (static mortality); and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2008, this amount was $185,000 at age 65). The annual pension benefit limit is less than $185,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2008, this amount was $230,000).

From time to time, the Internal Revenue Service will increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2009, the maximum compensation limit was increased to $245,000 per year. In addition, the maximum allowable annual benefit was increased by the Internal Revenue Service to $195,000 for 2009.
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
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2008 Internal Revenue Code limitation of $230,000 per year. In 2008, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2008, all of our named executive officers had accumulated 5.5 years of credited service at the 2 percent service accrual rate; the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2008, all of our named executive officers were fully vested in their accrued pension benefits with the exception of Mr. Lewis who was 80 percent vested in his accrued pension benefit. Mr. Lewis became fully vested in his accrued pension benefit in early 2009. Mr. Lewis’ accrued pension benefit as of December 31, 2008 (presented in the table above) has not been reduced for the then unvested portion of his benefit.
Early Retirement
Employees enrolled in the Pentegra DB Plan are eligible for early retirement at age 45 if hired prior to July 1, 2003. If hired on or after July 1, 2003 and before January 1, 2007, employees are eligible for early retirement at age 55 if they have at least 10 years of service with us. Employees hired on or after January 1, 2007 who meet the eligibility requirements to participate in the Pentegra DB Plan are eligible for early retirement at age 55 if they have at least 10 years of accrued benefit service in the Pentegra DB Plan, including prior credited service. If an employee wishes to retire before reaching his or her unreduced benefit age, an early retirement reduction factor (or penalty) is applied. If the sum of an employee’s age and benefit service is at least 70, the “Rule of 70” would apply and the employee’s benefit would be reduced by 1.5 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. If an employee hired prior to July 1, 2003 terminates his or her employment prior to attaining the Rule of 70, that employee’s benefit would be reduced by 3 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. The penalties are greater for those employees hired on or after July 1, 2003 that have not attained the Rule of 70 prior to termination. The early retirement reduction factor does not apply to an eligible employee if he or she retires as a result of a disability.
As all of our named executive officers were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. As of December 31, 2008, Mr. Smith, Mr. Lewis, Ms. Parker and Mr. Joiner were over 45 years old and therefore were eligible for early retirement with reduced benefits. Because Mr. Smith, Ms. Parker and Mr. Joiner have met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 60. The early retirement reduction factor applicable to Mr. Lewis is 3 percent for each year that the benefit is paid prior to reaching age 60, as he has not yet met the Rule of 70. As of December 31, 2008, the reductions for Mr. Smith, Mr. Lewis, Ms. Parker and Mr. Joiner would have been approximately 12 percent, 45 percent, 6 percent and 6 percent, respectively.
Forms of Benefit
Participants in the Pentegra DB Plan can choose from among the following standard payment options:
•	Single life annuity — that is, a monthly payment for the remainder of the participant’s life (this option provides for the largest annuity payment);

•	Single life annuity with a lump sum death benefit equal to 12 times the annual retirement benefit — under this option, the death benefit is reduced by 1/12 for each year that the retiree receives payments under the annuity. Accordingly, the death benefit is no longer payable after 12 years (this option provides for a smaller annuity payment as compared to the single life annuity);

•	Joint and 50 percent survivor annuity — a monthly payment for the remainder of the participant’s life. If the participant dies before his or her survivor, the survivor receives (for the remainder of his or her life) a monthly payment equal to 50 percent of the amount the participant was receiving prior to his or her death (this option provides for a smaller annuity payment as compared to the single life annuity with a lump sum death benefit);

•	Joint and 100 percent survivor annuity with a 10-year certain benefit feature — a monthly payment for the remainder of the participant’s life. If the participant dies before his or her survivor, the survivor receives (for the remainder of his or her life) the same monthly payment that the participant was receiving prior to his or her death. If both the participant and the survivor die before the end of 10 years, the participant’s named beneficiary receives the same monthly payment for the remainder of the 10-year period (this option provides for a smaller annuity payment as compared to the joint and 50 percent survivor annuity); or

•	Lump sum payment at retirement in lieu of a monthly annuity.
In addition, other payment options, actuarially equivalent to the foregoing, can be designed for a participant, subject to certain limitations.
NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2008 regarding our Nonqualified Deferred Compensation Plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”). Both plans are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

			Aggregate Earnings
	Executive Contributions	Registrant Contributions	(Losses) in Last	Aggregate Withdrawals/	Aggregate Balance at
Name	in Last Fiscal Year ($) (1)	in Last Fiscal Year ($) (2)	Fiscal Year ($) (3)	Distributions ($)	Last Fiscal Year End ($) (4)

Terry Smith
NQDC Plan	40,000	27,000	(2,299)	68,544	161,712
SERP — Group 1	—	190,179	(122,462)	—	342,444
SERP — Group 3	—	57,644	832	—	426,460

	40,000	274,823	(123,929)	68,544	930,616

Tom Lewis
NQDC Plan	59,250	1,350	3,634	—	194,525
SERP — Group 1	—	18,383	(14,157)	—	39,587
SERP — Group 2	—	—	(2,577)	—	4,800

	59,250	19,733	(13,100)	—	238,912

Nancy Parker
NQDC Plan	5,000	3,750	(4,382)	—	17,164
SERP — Group 1	—	95,084	(59,824)	—	167,289

	5,000	98,834	(64,206)	—	184,453

Michael Sims
NQDC Plan	2,000	4,350	210	5,048	12,288
SERP — Group 1	—	44,855	(24,221)	—	67,732

	2,000	49,205	(24,011)	5,048	80,020

Paul Joiner
NQDC Plan	24,000	1,500	(41)	—	84,007
SERP — Group 1	—	77,252	(40,007)	—	111,873

	24,000	78,752	(40,048)	—	195,880

(1)	All amounts in this column are included in the “Salary” column for 2008 in the Summary Compensation Table, except for $47,250 of the amount shown for Mr. Lewis. This amount represents the portion of Mr. Lewis’ 2007 VPP award that he elected to defer under the provisions of our NQDC Plan. The 2007 VPP award was previously reported as compensation in 2007 (in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table) and was paid in March 2008.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2008 in the Summary Compensation Table.

(3)	The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2008 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2008 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2008 (2008 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Messrs. Smith, Sims and Joiner have received distributions from our NQDC Plan, the amounts presented for them exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

						Amounts Not Previously Distributed
						Reportable	Cumulative Earnings
	Amounts Reported in					Compensation	(Losses) Excluded
	Summary Compensation Table					Related to Years	from Reportable
Name	2008 ($)	2007 ($)		2006 ($)		Prior to 2006 ($)	Compensation ($)	Total ($)
Terry Smith	314,823	275,729		120,644		232,488	(13,068)	930,616
Tom Lewis	31,733	66,661	(1)	38,303	(1)	97,904	4,311	238,912
Nancy Parker	103,834	37,237		33,337		53,778	(43,733)	184,453
Michael Sims	51,205	16,430		10,830		18,488	(16,933)	80,020
Paul Joiner	102,752	46,431		20,931		33,330	(7,564)	195,880

(1)	Includes the portion of Mr. Lewis’ 2007 and 2006 VPP awards that he elected to defer under the provisions of our NQDC Plan. These amounts, totaling $47,250 and $21,707, respectively, were contributed to Mr. Lewis’ NQDC Plan account in March 2008 and March 2007, at the time our 2007 and 2006 VPP awards were paid.
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,000. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable, except that participants could make new payment elections on or before December 31, 2008 with respect to both the time and form of payments of certain of their NQDC Plan account balances due to transition relief granted by the Internal Revenue Service regarding the application of Section 409A of the Internal Revenue Code to nonqualified deferred compensation plans. Based upon the length of service of our named executive officers, we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2008, the maximum compensation limit for qualified plans was $230,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
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
When participants elect to defer amounts into our NQDC Plan, they also specify when the amounts will ultimately be distributed to them. Distributions may either be made in a specific year, whether or not their employment has then ended, or at a time that begins at or after the participant’s retirement or separation. Participants can elect to receive either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Once selected, participants’ distribution schedules cannot be accelerated except as was permitted under the transition relief provisions discussed above. For deferrals made on or after January 1, 2005, a participant may postpone a distribution from the NQDC Plan to a future date that is later than the date originally specified on the deferral election form if the following two conditions are met: (1) the participant must make the election to postpone the distribution at least one year prior to the date the distribution was originally scheduled to occur and (2) the future date must be at least five years later than the originally scheduled distribution date. Participants may not postpone deferrals made prior to January 1, 2005 without the approval of our Deferred Compensation Investment Committee.
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
Group 2
Mr. Lewis is the only named executive officer who participates in Group 2. Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Because our other named executive officers were eligible to receive a matching contribution as of December 31, 2002, the special one-time supplemental contribution was made on their behalf to our qualified plan in 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings (losses) on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Based on his preexisting election, Mr. Lewis’ benefit under Group 2 is payable as a lump sum distribution upon termination of his employment for any reason. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Deferred Compensation Investment Committee.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into employment agreements with each of the named executive officers. Each of the employment agreements provides that our employment of the executive officer will continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for Cause (as discussed below); (4) termination by us for other than Cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with Good Reason (as discussed below). As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. Within 90 days before each anniversary of the Effective Date, either we or the executive officer may give a written notice of non-renewal and the term of the executive officer’s employment will no longer be automatically extended each year. In the event a notice of non-renewal is given by us or the executive, we may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his or her duties at any time during the unexpired term. In 2008, neither we nor any of the executive officers gave a notice of non-renewal. As a result, an additional year was added to the unexpired term of each of the employment agreements.
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

v)	continuation of any elective health care benefits that we are providing to the executive officer as of his or her Termination Date in accordance with the terms of our general Reduction in Workforce Policy (under this policy, the continuation of health care benefits is limited to no more than a one-year period); and

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
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his or her termination is due to a death or disability, the executive’s Group 1 SERP account balance (and, in the case of Mr. Smith, his Group 3 SERP account balance) would vest and become payable to the executive (or his or her beneficiary) either in a lump sum distribution or annual installment payments as described above. The Group 1 and Group 3 SERP account balances that would have vested and become payable as of December 31, 2008 (if a termination due to death or disability had occurred on that date) are shown in the Nonqualified Deferred Compensation table on page 142 in the column entitled “Aggregate Balance at Last Fiscal Year End.” Further, in the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason, including death, disability or the occurrence of a Triggering Event.
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
The following table sets forth the amounts that would have been payable to our named executive officers as of December 31, 2008 if a Triggering Event had occurred on that date. As of December 31, 2008, health care benefits continuation for these executive officers under our Reduction in Workforce Policy would have ranged from 6 months (in the case of Mr. Lewis) to one year (in the case of Ms. Parker and Messrs. Smith, Sims and Joiner).

					Undiscounted
	Accrued/	Accrued/	Undiscounted		Value of	COBRA
	Unpaid Base	Unused	Value of	2008	Health Care	Continuation		Total
	Salary as of	Vacation as	Base Salary	VPP	Benefits	Coverage Lump	SERP	Termination
Name	12/31/08 ($)	of 12/31/08 ($)	Continuation ($)	Award ($)	Continuation ($)	Sum Payment ($)	Group 2 ($)	Benefit ($)

Terry Smith	—	811	1,964,633	376,788	10,951	23,943	—	2,377,126
Tom Lewis	—	3,885	729,515	104,945	9,444	51,823	4,800	904,412
Nancy Parker	—	5,648	845,081	121,570	5,889	12,804	—	990,992
Michael Sims	—	8,144	873,973	125,727	18,888	41,101	—	1,067,833
Paul Joiner	—	39,005	736,738	105,984	18,888	41,101	—	941,716
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
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our named executive officers. For a discussion of our retirement benefits program, see pages F-40 through F-43 of this Annual Report on Form 10-K.
On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Among other things, this legislation gave the Director of the Finance Agency the authority to limit, by regulation or order, any golden parachute payment. The Finance Agency issued an interim final regulation, which was effective September 23, 2008 and was subsequently amended, setting forth factors to be considered by the Director in acting upon the Director’s authority to limit golden parachute payments. The interim final regulation defines a “golden parachute payment” as any payment (or any agreement to make any payment) in the nature of compensation by any FHLBank for the benefit of certain parties (including a FHLBank’s officers and employees) that (i) is contingent on, or by its terms is payable on or after, the termination of such party’s primary employment or affiliation with the FHLBank and (ii) is received on or after the date on which one of the following events occurs: (a) the FHLBank became insolvent; (b) any conservator or receiver is appointed for the FHLBank; or (c) the Director determines that the FHLBank is in a troubled condition. Additionally, any payment that would be a golden parachute payment but for the fact that such payment was made before the date that one of the above-described events occurred will be treated as a golden parachute payment if the payment was made in contemplation of the event. The following types of payments are excluded from the definition of “golden parachute payment:” (i) any payment made pursuant to a retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under Section 401 of the Internal Revenue Code or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to a bona fide deferred compensation plan or arrangement that the Director determines, by regulation or order, to be permissible; or (iii) any payment made by reason of death or by reason of termination caused by the disability of the officer or employee. To the extent that the Director determines that a payment by a FHLBank to one of its officers or employees after the termination of that officer’s or employee’s employment with the FHLBank is a “golden parachute payment” as defined by the interim final regulation, then the Director could potentially limit that payment.
DIRECTOR COMPENSATION
The following table sets forth the total compensation earned by our directors in 2008. For 2008 and prior years, the Federal Housing Finance Board (“Finance Board”) set annual compensation limits for members of the boards of directors of the 12 Federal Home Loan Banks. These limits were imposed by statute, as adjusted annually by the Finance Board to reflect any percentage increase in the preceding year’s Consumer Price Index. For 2008, the annual directors’ compensation limits were $31,232 for the Chairman of the Board, $24,986 for the Vice Chairman of the Board, and $18,739 for all other directors. Our directors were compensated in 2008 based solely on the number of our regularly scheduled board meetings that they attended in person and the level of responsibility that they assumed. Our Chairman of the Board, Vice Chairman of the Board and all other directors were entitled to receive the maximum allowable compensation if they attended at least six of our seven regularly scheduled board meetings in 2008. Three of the directors presented in the table, Will C. Hubbard, Melvin H. Johnson, Jr. and Clarence G. Simmons, III, no longer serve on our board of directors. Mr. Hubbard resigned from our board of directors effective April 2, 2008. The terms of Messrs. Johnson and Simmons expired on December 31, 2008. Other than Mr. Hubbard and Joseph F. Quinlan, Jr., all of the directors shown in the table served on our board of directors during all of 2008. Mr. Quinlan’s term as a director began on April 22, 2008.

					Change in Pension
				Non-equity	Value and Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred Compensation	All Other
Name	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Lee R. Gibson, Chairman in 2008	31,232	—	—	—	—	*	31,232
Mary E. Ceverha, Vice Chairman in 2008	24,986	—	—	—	—	*	24,986
Tyson T. Abston	18,739	—	—	—	—	*	18,739
H. Gary Blankenship	18,739	—	—	—	—	*	18,739
Patricia P. Brister	18,739	—	—	—	—	*	18,739
Bobby L. Chain	18,739	—	—	—	—	*	18,739
James H. Clayton	18,739	—	—	—	—	*	18,739
C. Kent Conine	18,739	—	—	—	—	*	18,739
Howard R. Hackney	18,739	—	—	—	—	*	18,739
Will C. Hubbard	—	—	—	—	—	*	—
Willard L. Jackson, Jr.	18,739	—	—	—	—	*	18,739
Melvin H. Johnson, Jr.	18,739	—	—	—	—	*	18,739
Charles G. Morgan, Jr.	18,739	—	—	—	—	*	18,739
James W. Pate, II	9,370	—	—	—	—	*	9,370
Joseph F. Quinlan, Jr.	12,493	—	—	—	—	*	12,493
Margo S. Scholin	18,739	—	—	—	—	*	18,739
Anthony S. Sciortino	18,739	—	—	—	—	*	18,739
Clarence G. Simmons, III	15,616	—	—	—	—	*	15,616
John B. Stahler	18,739	—	—	—	—	*	18,739
Glenn Wertheim	18,739	—	—	—	—	*	18,739

*	Our directors did not receive any other form of compensation in 2008 other than the limited perquisites which are discussed below. For each director, these perquisites were either less than $10,000 or zero.
Our directors may defer any or all of their fees under the terms of a separate nonqualified deferred compensation plan (the “Directors’ NQDC Plan”). While separate from the NQDC Plan that is available to our highly compensated employees, the Directors’ NQDC Plan operates in a similar manner. The assets associated with the plan are held in the same grantor trust that is utilized for our NQDC Plan and SERP. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable, except that participating board members could make new payment elections on or before December 31, 2008 with respect to both the time and form of payments of certain of their account balances due to transition relief granted by the Internal Revenue Service regarding the application of Section 409A of the Internal Revenue Code to nonqualified deferred compensation plans. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Likewise, directors’ distribution schedules cannot be accelerated (except as was permitted under the transition relief provisions discussed above) but they can be postponed under the same rules that apply to our NQDC Plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to participants in our NQDC Plan. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability under the Directors’ NQDC Plan, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $621,000 at December 31, 2008.
We have a policy under which we will reimburse our directors for the travel expenses of a spouse accompanying them to no more than two of our board meetings each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any of our board meetings. In 2008, 19 of the 20 directors presented in the table utilized this benefit to some extent at a total cost to us of $36,241. As no individual director was reimbursed more than $3,750 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with the regulations of the Federal Housing Finance Agency (as successor to the Finance Board), we have established a formal policy governing the travel reimbursement provided to our directors. During 2008, our directors’ Bank-related travel expenses totaled $377,610, not including the spousal travel and meal reimbursements described above.
On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Among other things, this legislation repealed the prior statutory limits on compensation of directors of Federal Home Loan Banks that had been administered by the Finance Board. As a result, future director fees are to be determined at the discretion of our board of directors, provided such fees are reasonable. For 2009, our directors will receive a monthly retainer fee in the amount of $1,250 ($15,000 annually) plus a fee based on the number of our regular and special board meetings that they attend in person. The following table sets forth the maximum fees that our directors can earn in 2009.

	Retainer Fees	Meeting Fees	Total Fees

Chairman of the Board	$15,000	$45,000	$60,000
Vice Chairman of the Board	15,000	40,000	55,000
Chairman of the Audit Committee	15,000	40,000	55,000
Chairmen of all other Board Committees	15,000	35,000	50,000
All other Directors	15,000	30,000	45,000
Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2008 was, prior to or during 2008, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As provided by statute and as further discussed in Item 10 — Directors, Executive Officers and Corporate Governance, the only voting right conferred upon the Bank’s members is for the election of directors. Each member directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote only for member director candidates for the state in which the member’s principal place of business is located. In addition, all eligible members in the Bank’s district are entitled to vote for the nominees for independent directorships. In each case, a member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that member’s state as of the record date for voting. Non-member shareholders are not entitled to cast votes for the election of directors.
As of February 28, 2009, there were 29,455,936 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of February 28, 2009. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank’s Outstanding Capital Stock

		Percentage of
	Number of	Outstanding
Name and Address of Beneficial Owner	Shares Owned	Shares Owned

Wachovia Bank, FSB	9,250,597	31.40%
2085 Westheimer Road, Houston, TX 77098

Comerica Bank	3,530,000	11.98%
1717 Main Street, Dallas, TX 75201
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Ten of the Bank’s 17 directorships are held by elected directors who by law must be officers or directors of a member of the Bank. The following table sets forth, as of February 28, 2009, the number of shares owned beneficially by members that have one of their officers or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

	Bank Director	Number	Percentage of
	Affiliated with	of Shares	Outstanding Shares
Name and Address of Beneficial Owner	Beneficial Owner	Owned **	Owned
Southside Bank	Lee R. Gibson	394,108	1.34%
1201 South Beckham, Tyler, TX 75701

Charter Bank	Glenn Wertheim	226,103	*
1881 St. Michael’s Drive, Santa Fe, NM 87501

Guaranty Bond Bank	Tyson T. Abston	43,263	*
100 W. Arkansas, Mount Pleasant, TX 75455

State-Investors Bank	Anthony S. Sciortino	29,239	*
1041 Veterans Boulevard, Metairie, LA 70005

Texas Bank and Trust Company	Howard R. Hackney	28,221	*
300 East Whaley, Longview, TX 75601

American National Bank	John B. Stahler	25,655	*
2732 Midwestern Parkway, Wichita Falls, TX 76308

Texas Security Bank	Tyson T. Abston	16,515	*
1212 Turtle Creek Boulevard, Dallas, TX 75207

Arkansas Bankers Bank	Joseph F. Quinlan, Jr.	15,134	*
1020 West Second Street, Little Rock, AR 72201

Pine Bluff National Bank	Charles G. Morgan, Jr.	12,422	*
912 Poplar Street, Pine Bluff, AR 71601

First National Banker’s Bank	Joseph F. Quinlan, Jr.	6,321	*
7813 Office Park Boulevard, Baton Rouge, LA 70809

Bank of the West	H. Gary Blankenship	5,820	*
108 West Northwest Highway, Grapevine, TX 75051

Planters Bank and Trust Company	James H. Clayton	4,476	*
212 Catchings Street, Indianola, MS 38751

Mississippi National Bankers Bank	Joseph F. Quinlan, Jr.	1,420	*
300 Concourse Boulevard, Ridgeland, MS 39157

All Directors’ Financial Institutions as a group		808,697	2.75%

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure borrowings from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can be held only by our members, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 10 of our 17 directors are officers or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
We have adopted written policies prohibiting our employees and directors from accepting any personal benefits where such acceptance may create either the appearance of, or an actual conflict of interest. These policies also prohibit our employees and directors from having a direct or indirect financial interest that conflicts, or appears to conflict, with such employee’s or director’s duties and responsibilities to us, subject to certain exceptions. Any of our employees who regularly deal with our members or broker dealers that do business with us must disclose any personal financial relationships with such members or broker dealers annually in a manner that we prescribe. Our directors are required to disclose all actual or apparent conflicts of interest and any financial interest of the director or an immediate family member or business associate of the director in any matter to be considered by the Board of Directors. Directors must refrain from participating in the deliberations regarding or voting on any matter in which they, any immediate family members or any business associates have a financial interest, except that member directors may vote on the terms on which our products are offered to all members and other routine corporate matters, such as the declaration of dividends. With respect to our AHP, directors and employees may not participate in or attempt to influence decisions by us regarding the evaluation, approval, funding or monitoring, or any remedial process for an AHP project if the director or employee, or a family member of such individual, has a financial interest in, or is a director, officer or employee of, an organization involved in such AHP project.
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
A “related person” is defined by the Transactions with Related Persons Policy to be (i) any person who was one of our directors or executive officers at any time since the beginning of our last fiscal year, (ii) any immediate family member of any of the foregoing persons and (iii) any of our members or non-member institutions owning more than five percent of our total outstanding capital stock when the transaction occurred or existed.
For purposes of the Transactions with Related Persons Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person has or will have a direct or indirect material interest. The Transactions with Related Persons Policy generally includes as exceptions to the definition of “related person transaction” those exceptions set forth in Item 404(a) of Regulation S-K (and the related instructions to that item) promulgated under the Exchange Act, except that employment relationships or transactions involving our executive officers and any related compensation resulting solely from that employment relationship or transaction do not require review and approval or ratification by the Audit Committee under the Transactions with Related Persons Policy. Additionally, in connection with the registration of our capital stock under Section 12 of the Exchange Act, the SEC issued a no-action letter dated September 13, 2005 concurring with our view that, despite registration of our capital stock under Section 12(g) of the Exchange Act, disclosure of related party transactions pursuant to the requirements of Item 404 of Regulation S-K is not applicable to us to the extent that such transactions are in the ordinary course of our business. Also, the HER Act specifically exempts the FHLBanks from periodic reporting requirements under the securities laws pertaining to the disclosure of related party transactions that occur in the ordinary course of business between the FHLBanks and their members. The policy, therefore, also excludes from the definition of “related person transaction” acquisitions or sales of our capital stock by members or non-member institutions, payment by us of dividends on our capital stock and provision of our products and services to members. This exception applies to Directors’ Financial Institutions.
In addition to the named executive officers identified in the Summary Compensation Table on page 137, Karen Krug, who previously served as our Senior Vice President and Chief Administrative Officer, was an executive officer during a portion of 2008 and thus a “related person” within the meaning of that term under applicable SEC rules. Effective February 1, 2008, we granted Ms. Krug a medical leave of absence. As an executive officer, her compensation may be deemed to be a related person transaction required to be disclosed under applicable SEC rules. As discussed under Item 11 — Executive Compensation — Compensation Discussion and Analysis, our President and Chief Executive Officer sets the base salaries for all of our executive officers that report directly to him. For the portion of 2008 during which Ms. Krug was actively employed by us, we paid her $19,583 in base salary. In addition, we paid her $117,500 (an amount equal to six months’ base salary) under the terms of our short-term disability plan. Beginning August 1, 2008, Ms. Krug qualified for benefits under our long-term disability plan. Her last day of employment with us was January 31, 2009. As discussed above, the Transactions with Related Persons Policy does not require review and approval or ratification by the Audit Committee of any of our executive officers’ compensation.
Since January 1, 2008, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K, except as described above. Additionally, since January 1, 2008, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2008.
As of December 31, 2008 and 2007, advances outstanding to Directors’ Financial Institutions aggregated $1.691 billion and $1.204 billion, respectively, representing 2.8 percent and 2.6 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 17 directors. Ten of our directors were elected by our member institutions with the directorships allocated among the five states in the Bank’s district (“member directors”). Seven of our directors were originally appointed by the Finance Board and one of them has since been elected by a plurality of our members at-large (“independent directors”). All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included above under Item 10 — Directors, Executive Officers and Corporate Governance.
We are required to determine whether our directors are independent pursuant to three distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, the HER Act requires us to comply with Rule 10A-3 of the Exchange Act regarding independence standards relating to audit committees. Third, the SEC’s rules and regulations require that our Board of Directors apply the definition of independence of a national securities exchange or inter-dealer quotation system to determine whether our directors are independent.
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Howard R. Hackney, H. Gary Blankenship, Mary E. Ceverha, Lee R. Gibson, Charles G. Morgan, Jr., Margo S. Scholin and John B. Stahler, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Clarence G. Simmons, III and Melvin H. Johnson, Jr., whose terms as directors expired on December 31, 2008, served on our Audit Committee during 2008 and were independent under the Finance Agency’s criteria.
Rule 10A-3 of the Exchange Act
Rule 10A-3 of the Exchange Act (“Rule 10A-3”) requires that each member of our Audit Committee be independent. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors or any other committee of the Board of Directors (i) accept directly or indirectly any consulting, advisory or other compensatory fee from us, provided that compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with us (provided that such compensation is not contingent in any way on continued service); or (ii) be an affiliated person of us.
For purposes of Rule 10A-3, “indirect” acceptance of any consulting, advisory or other compensatory fee includes acceptance of such a fee by a spouse, a minor child or stepchild or a child or stepchild sharing a home with the Audit Committee member, or by an entity in which the Audit Committee member is a partner, member, principal or officer, such as managing director, or occupies a similar position (except limited partners, non-managing members and those occupying similar positions who, in each case, have no active role in providing services to the entity) and that provides accounting, consulting, legal, investment banking, financial or other advisory services or any similar services to us. The term “affiliate” of, or a person “affiliated” with, a specified person, means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the person specified. “Control” (including the terms “controlling,” “controlled by” and under “common control with”) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. A person will be deemed not to be in control of a specified person if the person (i) is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting equity securities of the specified person and (ii) is not an executive officer of the specified person.

The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as were those persons who served as Audit Committee members during 2008 and whose terms as directors expired on December 31, 2008.
SEC Rules and Regulations
The SEC’s rules and regulations require us to determine whether each of our directors is independent under a definition of independence of a national securities exchange or of an inter-dealer quotation system. Because we are not a listed issuer whose securities are listed on a national securities exchange or listed in an inter-dealer quotation system, we may choose which national securities exchange’s or inter-dealer quotation system’s definition of independence to apply. Our Board of Directors has selected the independence standards of the New York Stock Exchange (the “NYSE”) for this purpose. However, because we are not listed on the NYSE, we are not required to meet the NYSE’s director independence standards and our Board of Directors is using such NYSE standards only to make the independence determination required by SEC rules, as described below.
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through such directors’ member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Tyson T. Abston, H. Gary Blankenship, James H. Clayton, Lee R. Gibson, Howard R. Hackney, Charles G. Morgan, Jr., Joseph F. Quinlan, Jr., Anthony S. Sciortino, John B. Stahler and Glenn Wertheim. The determination that none of our member directors is independent for purposes of the NYSE’s independence standards also applies to Will C. Hubbard and Melvin H. Johnson, Jr., who served on our Board of Directors during 2008. Mr. Hubbard resigned from the Board of Directors effective April 2, 2008. Mr. Johnson’s term as a director expired on December 31, 2008.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Mary E. Ceverha, Patricia P. Brister, Bobby L. Chain, C. Kent Conine, Willard L. Jackson, Jr., James W. Pate, II and Margo S. Scholin. Our Board of Directors did not have sufficient information regarding Clarence G. Simmons, III, who served as one of our independent directors during 2008, to make a conclusive affirmative determination regarding his independence. Our Board of Directors did ascertain, however, that during his service as a director, Mr. Simmons met all of the requirements for serving as an appointed director and, after passage of the HER Act, for serving as an independent director. Mr. Simmons’s term as a director expired on December 31, 2008.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Howard R. Hackney, H. Gary Blankenship, Lee R. Gibson, Charles G. Morgan, Jr., and John B.

Stahler) is independent under the NYSE standards for audit committees. Additionally, in 2008, Melvin H. Johnson, Jr. served on our Audit Committee. Our Board of Directors determined that Mr. Johnson, as a member director, was not independent under the NYSE independence standards for audit committee members. Mr. Johnson no longer serves on our Board of Directors as his term expired on December 31, 2008.
Our Board of Directors determined that Mary E. Ceverha and Margo S. Scholin, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees. Additionally, in 2008, Clarence G. Simmons, III served on our Audit Committee. Our Board of Directors did not have sufficient information regarding Clarence G. Simmons, III, who served as one of our independent directors during 2008, to make a conclusive affirmative determination regarding his independence. Our Board of Directors did ascertain, however, that during his service as a director, Mr. Simmons met all of the requirements for serving as an appointed director and, after passage of the HER Act, for serving as an independent director. Mr. Simmons’s term as a director expired on December 31, 2008.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2008 and 2007 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands)
	Year Ended December 31,
	2008	2007
Audit fees	$979	$733
Audit-related fees	114	690
Tax fees	—	—
All other fees	—	8

Total fees	$1,093	$1,431

In 2008 and 2007, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2008, the fees associated with audit-related services were for accounting consultations related to the Bank’s potential merger with the FHLBank of Chicago and discussions regarding other miscellaneous accounting matters. In 2007, audit-related fees were for services rendered in connection with reviews of the Bank’s internal control documentation in preparation for compliance with Section 404 of the Sarbanes-Oxley Act, accounting consultations related to the Bank’s potential merger with the FHLBank of Chicago, consultations concerning new accounting pronouncements, and discussions regarding the accounting for transactions that had been considered by the Bank.
All other fees in 2007 were for services rendered in connection with a proforma tax analysis. The analysis was hypothetical in nature and assumed that the Bank was no longer exempt from federal income taxes.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2008 and 2007, the Bank was assessed $40,000 and $45,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
Under the Audit Committee’s pre-approval policies and procedures, the Audit Committee is required to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) to be performed by the Bank’s independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for: (1) permissible non-audit services that would be characterized as “Audit-

Related Services” and (2) auditor-requested fee increases associated with any unforeseen cost overruns relating to previously approved “Audit Services” (if additional fees are requested by the independent registered public accounting firm as a result of changes in audit scope, the Audit Committee must specifically pre-approve such increase). The Chairman’s pre-approval authority is limited in all cases to $50,000 per service request. The Chairman must report (for informational purposes only) any pre-approval decisions that he or she has made to the Audit Committee at its next regularly scheduled meeting. Bank management is required to periodically update the Audit Committee with regard to the services provided by the independent registered public accounting firm and the fees associated with those services.
All of the services provided by PwC in 2008 and 2007 (and the fees paid for those services) were pre-approved by the Audit Committee. There were no services for which the de minimis exception was utilized.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
     The financial statements are set forth on pages F-1 through F-52 of this Annual Report on Form 10-K.
(b) Exhibits
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

4.1	Capital Plan for the Registrant, as amended and revised on December 11, 2008 and approved by the Federal Housing Finance Agency on March 6, 2009 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2009 and filed with the SEC on March 11, 2009, which exhibit is incorporated herein by reference).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008.

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008.

10.7	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.8	2008 Amendment to Special Non-Qualified Deferred Compensation Plan of the Registrant, dated December 10, 2008.

10.9	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.10	Form of Employment Agreement between the Registrant and each of its executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.11	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2008 and filed with the SEC on September 9, 2008, which exhibit is incorporated herein by reference).

10.12	Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008.

10.13	Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates between November 7, 2008 and November 30, 2008.

10.14	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on October 24, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 27, 2009	By	/s/ Terry Smith
Date		Terry Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

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

/s/ Patricia P. Brister
Patricia P. Brister
Director

/s/ Bobby L. Chain
Bobby L. Chain
Director

/s/ James H. Clayton
James H. Clayton
Director

/s/ C. Kent Conine
C. Kent Conine
Director

/s/ Howard R. Hackney
Howard R. Hackney
Director

/s/ Willard L. Jackson, Jr.
Willard L. Jackson, Jr.
Director

/s/ Charles G. Morgan, Jr.
Charles G. Morgan, Jr.
Director

/s/ James W. Pate, II
James W. Pate, II
Director

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Director

/s/ Margo S. Scholin
Margo S. Scholin
Director

/s/ Anthony S. Sciortino
Anthony S. Sciortino
Director

/s/ John B. Stahler
John B. Stahler
Director

/s/ Glenn Wertheim
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2008.
The Bank’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008, appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 26, 2009

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and due from banks (Note 3)	$20,765	$74,699
Interest-bearing deposits (Note 1)	3,683,609	974
Federal funds sold (Notes 18 and 19)	1,872,000	7,100,000
Trading securities (Note 4)	3,370	2,924
Available-for-sale securities (Notes 5 and 19)	127,532	362,090
Held-to-maturity securities (a) (Note 6)	11,701,504	8,534,667
Advances (Notes 7 and 18)	60,919,883	46,298,158
Mortgage loans held for portfolio, net of allowance for credit losses of $261 and $263 in 2008 and 2007, respectively (Notes 8 and 18)	327,059	381,468
Loan to other FHLBank (Note 19)	—	400,000
Accrued interest receivable	145,284	188,835
Premises and equipment, net	20,488	22,341
Derivative assets (Note 13)	77,137	65,963
Excess REFCORP contributions (Note 12)	16,881	—
Other assets	17,386	26,137

TOTAL ASSETS	$78,932,898	$63,458,256

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$1,424,991	$3,087,748
Non-interest bearing	75	75

Total deposits	1,425,066	3,087,823

Consolidated obligations, net (Note 10)
Discount notes	16,745,420	24,119,433
Bonds	56,613,595	32,855,379

Total consolidated obligations, net	73,359,015	56,974,812

Mandatorily redeemable capital stock (Note 14)	90,353	82,501
Accrued interest payable	514,086	341,326
Affordable Housing Program (Note 11)	43,067	47,440
Payable to REFCORP (Note 12)	—	8,301
Derivative liabilities (Note 13)	2,326	23,239
Other liabilities	60,565	287,642

Total liabilities	75,494,478	60,853,084

Commitments and contingencies (Notes 11, 12, 13, 15 and 17)

CAPITAL (Notes 14 and 18)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 32,238,300 and 23,939,801 shares in 2008 and 2007, respectively	3,223,830	2,393,980
Retained earnings	216,025	211,762
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income (Notes 5 and 13)	(1,661)	(962)
Postretirement benefits (Note 15)	226	392

Total accumulated other comprehensive income (loss)	(1,435)	(570)

Total capital	3,438,420	2,605,172

TOTAL LIABILITIES AND CAPITAL	$78,932,898	$63,458,256

(a)	Fair values: $11,169,862 and $8,489,962 at December 31, 2008 and 2007, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Advances	$1,809,694	$2,111,476	$2,181,800
Prepayment fees on advances, net	6,802	2,268	2,225
Interest-bearing deposits	2,595	7,096	18,190
Federal funds sold	96,144	277,307	196,990
Trading securities	—	551	2,360
Available-for-sale securities	10,350	26,618	42,074
Held-to-maturity securities	349,033	437,270	417,222
Mortgage loans held for portfolio	19,773	23,070	27,546
Other	345	826	795

Total interest income	2,294,736	2,886,482	2,889,202

INTEREST EXPENSE
Consolidated obligations
Bonds	1,563,357	1,957,871	2,123,386
Discount notes	521,373	555,816	390,269
Deposits	58,281	144,203	145,690
Mandatorily redeemable capital stock	1,199	5,328	13,049
Other borrowings	168	238	516

Total interest expense	2,144,378	2,663,456	2,672,910

NET INTEREST INCOME	150,358	223,026	216,292

OTHER INCOME (LOSS)
Service fees	3,510	3,713	3,438
Net loss on trading securities	(627)	(2)	(893)
Net realized losses on sales of available-for-sale securities	(919)	—	—
Gains on early extinguishment of debt	8,794	1,255	746
Net gains (losses) on derivatives and hedging activities	6,679	33	(5,457)
Other, net	5,143	4,506	3,445

Total other income	22,580	9,505	1,279

OTHER EXPENSE
Compensation and benefits	34,533	30,976	23,551
Other operating expenses	26,617	20,909	22,823
Finance Agency/Finance Board	1,900	1,822	2,043
Office of Finance	1,763	1,589	1,403

Total other expense	64,813	55,296	49,820

INCOME BEFORE ASSESSMENTS	108,125	177,235	167,751

Affordable Housing Program	8,949	15,012	15,026
REFCORP	19,835	32,445	30,545

Total assessments	28,784	47,457	45,571

NET INCOME	$79,341	$129,778	$122,180

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Capital Stock			Accumulated Other
	Class B — Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2006	22,986	$2,298,622	$178,494	$(2,677)	$2,474,439
Proceeds from sale of capital stock	4,572	457,173	—	—	457,173
Repurchase/redemption of capital stock	(6,087)	(608,671)	—	—	(608,671)
Shares reclassified to mandatorily redeemable capital stock	(88)	(8,754)	—	—	(8,754)

Comprehensive income
Net income	—	—	122,180	—	122,180
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	2,906	2,906

Total comprehensive income	—	—	—	—	125,086

Adjustment to initially apply SFAS 158	—	—	—	519	519

Dividends on capital stock
Cash	—	—	(173)	—	(173)
Mandatorily redeemable capital stock	—	—	(99)	—	(99)
Stock	1,098	109,777	(109,777)	—	—

BALANCE, DECEMBER 31, 2006	22,481	2,248,147	190,625	748	2,439,520
Proceeds from sale of capital stock	10,251	1,025,096	—	—	1,025,096
Repurchase/redemption of capital stock	(9,188)	(918,797)	—	—	(918,797)
Shares reclassified to mandatorily redeemable capital stock, net	(676)	(67,712)	—	—	(67,712)

Comprehensive income
Net income	—	—	129,778	—	129,778
Other comprehensive income
Net unrealized losses on available-for-sale securities	—	—	—	(1,191)	(1,191)
Postretirement benefits	—	—	—	(127)	(127)

Total comprehensive income	—	—	—	—	128,460

Dividends on capital stock
Cash	—	—	(180)	—	(180)
Mandatorily redeemable capital stock	—	—	(1,215)	—	(1,215)
Stock	1,072	107,246	(107,246)	—	—

BALANCE, DECEMBER 31, 2007	23,940	2,393,980	211,762	(570)	2,605,172
Proceeds from sale of capital stock	20,141	2,014,094	—	—	2,014,094
Repurchase/redemption of capital stock	(11,861)	(1,186,081)	—	—	(1,186,081)
Shares reclassified to mandatorily redeemable capital stock	(725)	(72,511)	—	—	(72,511)

Comprehensive income
Net income	—	—	79,341	—	79,341
Other comprehensive income
Net unrealized losses on available-for-sale securities	—	—	—	(1,618)	(1,618)
Reclassification adjustment for net realized gains and losses on sales of available-for-sale securities included in net income	—	—	—	919	919
Postretirement benefits	—	—	—	(166)	(166)

Total comprehensive income	—	—	—	—	78,476

Dividends on capital stock
Cash	—	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(548)	—	(548)
Stock	743	74,348	(74,348)	—	—

BALANCE, DECEMBER 31, 2008	32,238	$3,223,830	$216,025	$(1,435)	$3,438,420

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$79,341	$129,778	$122,180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	2,105	60,354	23,010
Concessions on consolidated obligation bonds	14,052	14,563	10,241
Premises, equipment and computer software costs	4,309	4,874	4,463
Non-cash interest on mandatorily redeemable capital stock	2,048	6,629	10,842
Decrease (increase) in trading securities	(446)	(618)	505
Losses (gains) due to change in net fair value adjustment on derivative and hedging activities	(136,419)	69,612	(103,148)
Gains on early extinguishment of debt	(8,794)	(1,255)	(746)
Net realized losses on sales of available-for-sale securities	919	—	—
Net realized gain on disposition of premises and equipment	—	—	(13)
Decrease (increase) in accrued interest receivable	43,699	(1,119)	3,029
Decrease (increase) in other assets	1,124	(2,167)	(467)
Increase (decrease) in Affordable Housing Program (AHP) liability	(4,373)	3,982	4,374
Increase (decrease) in accrued interest payable	172,400	(102,328)	47,144
Increase in excess REFCORP contributions	(16,881)	—	—
Increase (decrease) in payable to REFCORP	(8,301)	316	354
Increase (decrease) in other liabilities	718	5,416	(542)

Total adjustments	66,160	58,259	(954)

Net cash provided by operating activities	145,501	188,037	121,226

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(3,803,780)	54,395	210,299
Net decrease (increase) in federal funds sold	5,228,000	(1,605,000)	2,401,000
Net decrease (increase) in loans to other FHLBanks	400,000	(400,000)	—
Net decrease (increase) in short-term held-to-maturity securities	991,508	(991,508)	—
Proceeds from sales of available-for-sale securities	314,187	—	—
Proceeds from maturities of available-for-sale securities	267,986	354,077	284,596
Purchases of available-for-sale securities	(350,466)	—	—
Proceeds from maturities of long-term held-to-maturity securities	1,679,318	1,241,994	1,585,030
Purchases of long-term held-to-maturity securities	(6,054,558)	(1,363,425)	(575,019)
Proceeds from maturities of trading securities held for investment purposes	—	5,263	20,740
Proceeds from sales of trading securities held for investment purposes	—	16,930	—
Principal collected on advances	897,402,934	510,504,697	508,840,222
Advances made	(911,508,439)	(515,458,471)	(503,537,674)
Principal collected on mortgage loans held for portfolio	54,016	67,509	91,797
Purchases of premises, equipment and computer software	(2,284)	(2,444)	(4,298)

Net cash provided by (used in) investing activities	(15,381,578)	(7,575,983)	9,316,693

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	(1,435,188)	771,154	(1,388,140)
Net proceeds from derivative contracts with financing elements	10,295	—	—
Net proceeds from issuance of consolidated obligations
Discount notes	592,181,060	885,769,011	572,533,424
Bonds	52,865,676	22,151,525	13,817,803
Debt issuance costs	(6,762)	(8,843)	(10,179)
Proceeds from assumption of debt from other FHLBanks	139,354	325,837	—
Payments for maturing and retiring consolidated obligations
Discount notes	(599,583,888)	(869,942,411)	(575,553,539)
Bonds	(29,261,827)	(31,191,731)	(18,471,352)
Payments to other FHLBanks for assumption of debt	(487,154)	(461,753)	—
Proceeds from issuance of capital stock	2,014,094	1,025,096	457,173
Payments for redemption of mandatorily redeemable capital stock	(67,254)	(152,623)	(179,463)
Payments for repurchase/redemption of capital stock	(1,186,081)	(918,797)	(608,671)
Cash dividends paid	(182)	(180)	(173)

Net cash provided by (used in) financing activities	15,182,143	7,366,285	(9,403,117)

Net increase (decrease) in cash and cash equivalents	(53,934)	(21,661)	34,802
Cash and cash equivalents at beginning of the year	74,699	96,360	61,558

Cash and cash equivalents at end of the year	$20,765	$74,699	$96,360

Supplemental disclosures
Interest paid	$2,023,458	$2,627,214	$2,643,221

AHP payments, net	$13,322	$11,030	$10,652

REFCORP payments	$45,017	$32,129	$30,191

Stock dividends issued	$74,348	$107,246	$109,777

Dividends paid through issuance of mandatorily redeemable capital stock	$548	$1,215	$99

Capital stock reclassified to mandatorily redeemable capital stock, net	$72,511	$67,712	$8,754

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
     The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance (“Office of Finance”), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated depository institutions and insurance companies engaged in residential housing finance may apply for membership. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. All members must purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.
     Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the HER Act, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency has responsibility to ensure that the FHLBanks: (i) operate in a safe and sound manner (including the maintenance of adequate capital and internal controls); (ii) foster liquid, efficient, competitive and resilient national housing finance markets; (iii) comply with applicable laws, rules, regulations, guidelines and orders (including the HER Act and the FHLB Act); (iv) carry out their statutory mission only through authorized activities; and (v) operate and conduct their activities in a manner that is consistent with the public interest. Consistent with these responsibilities, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.
     The Office of Finance facilitates the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations). As provided by the FHLB Act, as amended, and Finance Agency regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 12 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are the FHLBanks’ primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members. In addition, the Bank provides its members with a variety of correspondent banking services, including wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services. Beginning July 1, 2008, the Bank also offers interest rate swaps, caps and floors to its members.
     On August 8, 2007, the Bank and the FHLBank of Chicago jointly announced that the two institutions were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. During the three months ended March 31, 2008, the Bank expensed $3,105,000 of direct costs associated with the potential combination. These costs are included in other operating expenses in the Bank’s statement of income for the year ended December 31, 2008.
Note 1—Summary of Significant Accounting Policies
     Use of Estimates and Assumptions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency mortgage-backed securities for other-than-temporary impairment. Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.
     Federal Funds Sold and Interest-Bearing Deposits. These investments are carried at cost. As more fully discussed in Note 3, the Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. On October 9, 2008, the Federal Reserve Banks began (for those FHLBanks that act as pass-through correspondents) paying interest on the pass-through reserve balances of the FHLBanks’ members and on the portion of the FHLBanks’ deposit balances in excess of their required reserve balances. At December 31, 2008, the Bank had interest-bearing deposits at the Federal Reserve Bank of Dallas aggregating $3,683,365,000, of which $43,452,000 represented amounts maintained on behalf of the Bank’s members and $3,639,913,000 represented the Bank’s excess balances. These amounts are classified as interest-bearing deposits in the statement of condition.
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
     The Bank evaluates outstanding available-for-sale and held-to-maturity securities for other-than-temporary impairment on at least a quarterly basis. An investment security is impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging. For investment securities that are impaired, the Bank evaluates whether the decline in fair value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it expects to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the creditworthiness of the issuer; the credit ratings assigned by the nationally recognized statistical ratings organizations (“NRSROs”); the value of any guarantees (including the guarantor’s business and financial outlook); the length of time and extent that fair value has been less than amortized cost; and the Bank’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. In the case of non-agency mortgage-backed securities, the Bank also considers the historical and projected performance of the underlying collateral and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors. If it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. In periods subsequent to the recognition of an other-than-temporary impairment loss, the Bank would account for the other-than-temporarily impaired security as if the security had been purchased on the measurement date of the other-than-temporary impairment. That is, the discount or reduced premium recorded for the security, based on the new cost basis, would be amortized over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
     Advances. The Bank reports advances net of unearned commitment fees and deferred prepayment fees, if any, as discussed below. The Bank credits interest on advances to income as earned. The Bank has not incurred any credit losses on advances since its inception in 1932 and, based on its credit extension and collateral policies, the Bank currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for credit losses on advances (see Note 7).
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago, the Bank invested in government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) and conventional residential mortgage loans that were originated by certain of its participating financial institutions (“PFIs”) during the period from 1998 to mid-2003. Under its then existing arrangement with the FHLBank of Chicago, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
          PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2008, 2007 and 2006, mortgage loan interest income was reduced by CE fees totaling $174,000, $276,000 and $318,000, respectively.
     The Bank classifies mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums and discounts. The Bank amortizes premiums and accretes discounts to interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Future prepayments of principal are not anticipated under this method. The Bank has the ability and intent to hold these mortgage loans until maturity.
     The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income until it recovers all interest, and then as a reduction of principal. Government-guaranteed/insured loans are not placed on nonaccrual status.
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
     The Bank bases the allowance for credit losses on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date, after consideration of primary mortgage insurance, supplemental mortgage insurance (if any), and credit enhancements. Actual losses greater than defined levels are offset by the PFIs’ credit enhancement up to their respective limits. The Bank performs periodic reviews to identify losses inherent within its portfolio and to determine the likelihood of collection. The overall allowance is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. As a result of this analysis, the Bank has determined that an allowance for credit losses of $261,000 and $263,000 as of December 31, 2008 and 2007, respectively, is appropriate. Credit losses are charged against the allowance when the Bank determines that its recorded investment is unlikely to be fully recoverable.
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2008 and 2007, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $21,389,000 and $18,778,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,649,000, $3,291,000 and $3,098,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2008 and 2007, the Bank had $4,156,000 and $4,329,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $1,660,000, $1,583,000 and $1,365,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Derivatives and Hedging Activities. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and as interpreted by the Derivatives Implementation Group and the staff of the Financial Accounting Standards Board (hereinafter collectively referred to as “SFAS 133”), all derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. Pursuant to the provisions of FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39,” derivative assets and derivative liabilities reported on the statements of condition also include the net cash collateral remitted to or received from counterparties (see Notes 2 and 13).
     All derivatives are designated as either (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge) or (2) a non-SFAS 133 hedge of an asset or liability or pool of assets or liabilities (an “economic” hedge) for balance sheet management purposes. Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under SFAS 133, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reported as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
     If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances and consolidated obligations to be eligible for the shortcut method of accounting as long as the settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for shortcut accounting specified in SFAS 133. The Bank has defined the market settlement conventions to be five business days or less for advances and 30 calendar days or less using a next business day convention for consolidated obligations. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.
     The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded” and the financial instrument that embodies the embedded derivative instrument is not remeasured at fair value with changes in fair value reported in earnings as they occur. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a hedging instrument in a fair value hedge or (2) a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Bank could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the statement of condition at fair value and no portion of the contract would be separately accounted for as a derivative.
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
     Resolution Funding Corporation. Although the Bank is exempt from ordinary federal, state, and local taxation except for local real estate taxes, it is generally required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”), an entity established by Congress in 1989 to provide funding for the resolution of insolvent thrift institutions. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. To enable REFCORP to perform these calculations, each of the FHLBanks provides quarterly earnings information to REFCORP. The Bank charges its REFCORP assessments to earnings as incurred. See Note 12 for more information.
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
     Commitment Fees. The Bank defers commitment fees for advances, if any, and amortizes them to interest income using the level-yield method over the life of the advance. The Bank records commitment fees for letters of credit as a deferred credit when it receives the fees and amortizes them over the term of the letter of credit using the straight-line method.
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $7,890,000 and $15,179,000 at December 31, 2008 and 2007, respectively, and are included in “other assets” on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $14,052,000, $14,563,000 and $10,241,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $4,960,000, $2,234,000 and $913,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2008, 2007 and 2006, respectively.
     Discounts and Premiums on Consolidated Obligations. The Bank expenses the discounts on consolidated obligation discount notes using the level-yield method over the term to maturity of the related notes. It accretes the discounts and amortizes the premiums on consolidated obligation bonds to expense using the level-yield method over the term to maturity of the bonds.
     Finance Agency/Finance Board and Office of Finance Expenses. The Bank is assessed its proportionate share of the costs of operating the Finance Agency and the Office of Finance. The assessment for the FHLBanks’ portion of the Finance Agency’s operating and capital expenditures is allocated among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks. Previously, the Finance Board allocated its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined outstanding capital stock (including those amounts classified as mandatorily redeemable). The operating and capital expenditures of the Office of Finance are shared on a pro rata basis with one-third based on each FHLBank’s percentage of total outstanding capital stock (excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s issuance of consolidated obligations, and one-third based on each FHLBank’s total consolidated obligations outstanding. These costs are included in the other expense section of the statements of income.
     Estimated Fair Values. Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatility, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values for these financial instruments. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. The estimated fair values of the Bank’s financial instruments are presented in Note 16.
     Cash Flows. In the statements of cash flows, the Bank considers cash and due from banks as cash and cash equivalents.
Note 2— Recently Issued Accounting Standards and Interpretations
     SFAS 157 and SFAS 159. Effective January 1, 2008, the Bank adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 157 and SFAS 159 were issued by the Financial Accounting Standards Board (“FASB”) in September 2006 and February 2007, respectively. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal (or most advantageous) market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 did not expand the use of fair value in any new circumstances. The adoption of SFAS 157 has not had a material effect on the Bank’s results of operations or financial condition. For additional information regarding the Bank’s fair value measurements, see Note 16.
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
     SFAS 159 also amended SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”), and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to specify that cash flows from trading securities should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 115 required that all cash flows from trading securities be classified as cash flows from operating activities. As a result, beginning January 1, 2008, the Bank classifies purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading/operating purposes continue to be reported as cash flows from operating activities. The Bank has retrospectively adjusted the statements of cash flows for the years ended December 31, 2007 and 2006 to classify activities related to trading securities held for investment purposes as cash flows from investing activities. For the year ended December 31, 2007, this adjustment resulted in a decrease in net cash used in investing activities of $22,193,000, from $7,598,176,000 to $7,575,983,000, and a corresponding decrease in net cash provided by operating activities, from $210,230,000 to $188,037,000. For the year ended December 31, 2006, this adjustment resulted in an increase in net cash provided by investing activities of $20,740,000, from $9,295,953,000 to $9,316,693,000, and a corresponding decrease in net cash provided by operating activities, from $141,966,000 to $121,226,000.
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

	As Originally	Retrospective	As Presented
	Presented	Adjustment	Herein
Interest-bearing deposits	$120,021	$(119,047)	$974
Accrued interest receivable	189,005	(170)	188,835
Derivative assets	123,165	(57,202)	65,963
Total assets	63,634,675	(176,419)	63,458,256

Interest-bearing deposits	3,192,085	(104,337)	3,087,748
Accrued interest payable	341,729	(403)	341,326
Derivative liabilities	94,918	(71,679)	23,239
Total liabilities	61,029,503	(176,419)	60,853,084
Total liabilities and capital	63,634,675	(176,419)	63,458,256
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
     SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The adoption of SFAS 161 will not have any impact on the Bank’s results of operations or financial condition. The Bank will provide any additional disclosures required by SFAS 161 in its financial reports for periods beginning on and after January 1, 2009.
     FSP FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, “Guarantor’s

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”) to require additional disclosures about credit derivatives and guarantees, respectively, and to clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require an entity to disclose information sufficient to enable users of its financial statements to assess the potential effect of credit derivatives on its financial position, financial performance and cash flows, including their nature, maximum potential payment, fair value, and the nature of any recourse provisions. Further, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require disclosure about the current status of the payment/performance risk of guarantees that are subject to its disclosure requirements. FSP FAS 133-1 and FIN 45-4 is effective for periods (annual and interim) ending after November 15, 2008. The Bank does not enter into credit derivatives and therefore the amendment to SFAS 133 had no impact on the Bank’s disclosures. The Bank is contingently liable on two forms of guarantees: (1) its joint and several liability for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks and (2) standby letters of credit issued or confirmed on behalf of members. These guarantees are discussed in Note 17 — Commitments and Contingencies. The adoption of FSP FAS 133-1 and FIN 45-4 did not have any impact on the Bank’s results of operations or financial condition.
     FSP FAS 157-3. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:
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
     FSP FAS 157-3 was effective upon issuance. While revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate in accordance with the provisions of SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” the related disclosures for a change in accounting estimate are not required for such revisions. The adoption of FSP FAS 157-3 did not have a material impact on the Bank’s results of operations or financial condition.
     FSP EITF 99-20-1. In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”), to align the impairment model in EITF 99-20 with the impairment model in SFAS 115, resulting in a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. Retrospective application to a prior interim or annual period is not permitted. The Bank adopted FSP EITF 99-20-1 on December 31, 2008 and the adoption did not have any effect on the Bank’s results of operations or financial condition.

Note 3—Cash and Due from Banks
     Required Clearing Balances. The Bank maintained average required balances (excluding pass-through deposits) with the Federal Reserve Bank of Dallas of approximately $20,000,000 and $20,087,000 for the years ended December 31, 2008 and 2007, respectively. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of Dallas.
     Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. At December 31, 2007, the amount reported as cash and due from banks includes approximately $46,414,000 of non-interest bearing pass-through reserves deposited with the Federal Reserve Bank of Dallas. At December 31, 2008, interest-bearing pass-through reserves approximating $43,452,000 are reported in interest-bearing deposits (see Note 1). The Bank includes member reserve balances in “other liabilities” on the statements of condition.
Note 4—Trading Securities
     Major Security Types. Trading securities as of December 31, 2008 and 2007 were comprised solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.
     Net loss on trading securities during the years ended December 31, 2008, 2007 and 2006 included changes in net unrealized holding loss of $593,000, $6,000 and $900,000 for securities that were held on December 31, 2008, 2007 and 2006, respectively. On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.
Note 5—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities
Government-sponsored enterprises	$99,770	$—	$886	$98,884
Non-agency commercial mortgage-backed security	29,423	—	775	28,648

Total	$129,193	$—	$1,661	$127,532

Available-for-sale securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. agency debentures
Government-sponsored enterprises	$57,057	$—	$127	$56,930
FHLBank consolidated obligations
FHLBank of Boston (primary obligor)	35,406	17	—	35,423
FHLBank of San Francisco (primary obligor)	6,455	311	—	6,766

	98,918	328	127	99,119

Mortgage-backed securities
Government-sponsored enterprises	169,611	561	992	169,180
Non-agency commercial mortgage-backed securities	94,523	—	732	93,791

	264,134	561	1,724	262,971

Total	$363,052	$889	$1,851	$362,090

     The amortized cost of the Bank’s available-for-sale securities includes SFAS 133 hedging adjustments. The FHLBank investments shown in the table above represented consolidated obligations acquired in the secondary market for which the named FHLBank was the primary obligor, and for which each of the FHLBanks, including the Bank, was jointly and severally liable. These investments matured and were fully repaid in the fourth quarter of 2008.
     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities had been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Mortgage-backed securities
Government-sponsored enterprises	1	$88,495	$603	1	$10,389	$283	2	$98,884	$886
Non-agency commercial mortgage-backed security	—	—	—	1	28,648	775	1	28,648	775

Total temporarily impaired	1	$88,495	$603	2	$39,037	$1,058	3	$127,532	$1,661

     As of December 31, 2008, the unrealized losses on the Bank’s available-for-sale securities totaled $1,661,000, which represented approximately 1.3 percent of the securities’ amortized cost at that date. These unrealized losses were due in large part to the widespread deterioration in credit market conditions and, in the Bank’s opinion, did not reflect a deterioration in the credit performance of the Bank’s individual holdings. All of the Bank’s available-for-sale securities are rated by one or more of the NRSROs, and none of these organizations have rated any of the securities held by the Bank lower than the highest investment grade credit rating. Based upon the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its one non-agency commercial mortgage-backed security, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not currently believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because the Bank has the ability and intent to hold these investments through to recovery of the unrealized losses, it does not consider any of the investments to be other-than-temporarily impaired at December 31, 2008.
     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities had been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses

U.S. agency debentures
Government-sponsored enterprises	1	$56,930	$127	—	$—	$—	1	$56,930	$127

Mortgage-backed securities
Government-sponsored enterprises	—	—	—	9	157,193	992	9	157,193	992
Non-agency commercial mortgage-backed securities	2	82,250	708	2	11,541	24	4	93,791	732

	2	82,250	708	11	168,734	1,016	13	250,984	1,724

Total temporarily impaired	3	$139,180	$835	11	$168,734	$1,016	14	$307,914	$1,851

     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31 are presented below (in thousands).

	2008		2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Maturity	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$41,861	$42,189
Due after ten years	—	—	57,057	56,930

	—	—	98,918	99,119
Mortgage-backed securities	129,193	127,532	264,134	262,971

Total	$129,193	$127,532	$363,052	$362,090

     The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $4,159,000 and $43,000 at December 31, 2008 and 2007, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2008 and 2007 (in thousands):

	2008	2007
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$—	$92,463
Variable-rate	—	6,455

	—	98,918

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	40,096	255,475
Variable-rate collateralized mortgage obligation	89,097	—
Fixed-rate collateralized mortgage obligation	—	8,659

	129,193	264,134

Total	$129,193	$363,052

     Gains and Losses. In April 2008, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $254,852,000. Proceeds from the sales totaled $257,646,000, resulting in gross realized gains of $2,794,000. These securities had been acquired in the first quarter of 2008.
     In addition, on October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. At September 30, 2008, the amortized cost of this asset (determined by the specific identification method) exceeded its estimated fair value at that date by $2,476,000. Because the Bank did not have the intent as of September 30, 2008 to hold this available-for-sale security through to recovery of the unrealized loss, an other-than-temporary impairment was recognized in the third quarter of 2008 to write the security down to its estimated fair value of $57,526,000 as of September 30, 2008. This impairment charge is reported in “net realized losses on sales of available-for-sale securities” in the Bank’s statement of income for the year ended December 31, 2008. Proceeds from the sale totaled $56,541,000, resulting in an additional realized loss at the time of sale of $1,237,000.
     There were no sales of available-for-sale securities during the years ended December 31, 2007 or 2006.

Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government guaranteed obligations	$65,888	$581	$935	$65,534
State or local housing agency obligations	3,785	—	357	3,428

	69,673	581	1,292	68,962

Mortgage-backed securities
U.S. government guaranteed obligations	28,632	—	804	27,828
Government-sponsored enterprises	10,629,290	26,025	268,756	10,386,559
Non-agency residential mortgage-backed securities	676,804	—	277,040	399,764
Non-agency commercial mortgage-backed securities	297,105	—	10,356	286,749

	11,631,831	26,025	556,956	11,100,900

Total	$11,701,504	$26,606	$558,248	$11,169,862

     Held-to-maturity securities as of December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$993,629	$—	$164	$993,465
U.S. government guaranteed obligations	75,342	173	411	75,104
State or local housing agency obligations	4,810	2	—	4,812

	1,073,781	175	575	1,073,381

Mortgage-backed securities
U.S. government guaranteed obligations	34,066	133	6	34,193
Government-sponsored enterprises	5,910,467	3,243	32,507	5,881,203
Non-agency residential mortgage-backed securities	821,494	—	25,603	795,891
Non-agency commercial mortgage-backed securities	694,859	10,435	—	705,294

	7,460,886	13,811	58,116	7,416,581

Total	$8,534,667	$13,986	$58,691	$8,489,962

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities had been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	4	$35,620	$935	—	$—	$—	4	$35,620	$935
State or local housing agency obligations	1	3,428	357	—	—	—	1	3,428	357

	5	39,048	1,292	—	—	—	5	39,048	1,292

Mortgage-backed securities
U.S. government guaranteed obligations	9	26,746	764	2	1,082	40	11	27,828	804
Government-sponsored enterprises	130	5,116,293	108,241	115	3,695,248	160,515	245	8,811,541	268,756
Non-agency residential mortgage-backed securities	—	—	—	42	399,764	277,040	42	399,764	277,040
Non-agency commercial mortgage-backed securities	10	286,749	10,356	—	—	—	10	286,749	10,356

	149	5,429,788	119,361	159	4,096,094	437,595	308	9,525,882	556,956

Total temporarily impaired	154	$5,468,836	$120,653	159	$4,096,094	$437,595	313	$9,564,930	$558,248

     As of December 31, 2008, the unrealized losses on the Bank’s held-to-maturity securities totaled $558,248,000, which represented approximately 5.5 percent of the amortized cost of the securities in a loss position at that date. These unrealized losses were generally attributable to the widespread deterioration in credit market conditions. All of the Bank’s held-to-maturity securities are rated by one or more of the NRSROs; with one exception discussed below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at December 31, 2008. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities and, in the case of its non-agency residential and commercial mortgage-backed securities, the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities.
     The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, poses elevated risks to the Bank in regard to the ultimate collection of principal and interest due on its non-agency residential mortgage-backed securities. During the year ended December 31, 2008, the gross unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities increased from $25,603,000 (3.1 percent of amortized cost as of December 31, 2007) to $277,040,000 (40.9 percent of amortized cost as of December 31, 2008). Based on its analysis of the securities in this portfolio, the Bank believes that these unrealized losses were principally the result of diminished liquidity and larger risk premiums in the non-agency mortgage-backed securities market and do not accurately reflect the actual or prospective credit performance of the securities.
     In making this determination, the Bank performed cash flow analyses of the individual loans underlying each security to evaluate their potential credit performance, analyzed the adequacy of the credit enhancement of each security to protect against losses on the underlying loans, and reviewed the credit ratings for each security. Since the ultimate receipt of contractual payments on the Bank’s non-agency residential mortgage-backed securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency residential mortgage-backed securities is provided by a senior/subordinate structure, and none of the securities are insured by third party bond insurers.
     The Bank’s review of its non-agency residential mortgage-backed securities as of December 31, 2008 also included cash flow analyses based on various combinations of default, loss severity and prepayment assumptions for the underlying loans. While this analysis indicates it is possible that, under certain conditions, losses could exceed the Bank’s credit enhancement levels and a resulting principal and/or interest loss could occur, the Bank does not currently believe that those conditions are probable.
     As noted above, all of the Bank’s securities are rated by one or more NRSROs. As of December 31, 2008, all but one security was rated at the highest credit rating by each NRSRO that rated the security. In December 2008, Fitch Ratings, Ltd. (“Fitch”) lowered its credit rating on one of the Bank’s non-agency residential mortgage-backed securities from AAA to BBB; as of December 31, 2008, this security had an amortized cost and estimated fair value of $45,905,000 and $26,625,000, respectively. The security was rated Aaa by Moody’s Investors Service (“Moody’s”) at December 31, 2008 and is not rated by Standard & Poor’s (“S&P”). In February 2009, Moody’s downgraded 19 of the Bank’s non-agency residential mortgage-backed securities. Fourteen securities were downgraded to lower investment grade credit ratings, while five securities were downgraded to below investment grade credit ratings. The securities downgraded to lower investment grades had, as of December 31, 2008, an aggregate amortized cost of $224,426,000 and an aggregate estimated fair value of $101,126,000, while the securities downgraded to below investment grade had an aggregate amortized cost of $115,426,000 and an aggregate estimated fair value of $54,652,000. As of March 20, 2009, 18 of these 19 securities continued to be rated AAA by S&P (S&P does not rate the other security). With the exception of the one security referred to above, Fitch does not rate the securities upon which Moody’s took action.
     Based on its analysis of all of these factors, the Bank does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual securities. Because it has the ability and intent to hold all of its held-to-maturity securities to maturity, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2008.

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities had been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses

Commercial paper	4	$993,465	$164	—	$—	$—	4	$993,465	$164
U.S. government guaranteed obligations	14	49,179	411	—	—	—	14	49,179	411

Mortgage-backed securities
U.S. government guaranteed obligations	4	4,842	6	—	—	—	4	4,842	6
Government-sponsored enterprises	210	4,513,693	31,862	5	52,866	645	215	4,566,559	32,507
Non-agency residential mortgage-backed securities	38	711,469	23,355	4	84,422	2,248	42	795,891	25,603

	252	5,230,004	55,223	9	137,288	2,893	261	5,367,292	58,116

Total temporarily impaired	270	$6,272,648	$55,798	9	$137,288	$2,893	279	$6,409,936	$58,691

     Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	2008		2007
	Amortized	Estimated	Amortized	Estimated
Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$996,044	$995,874
Due after one year through five years	5,386	5,565	1,112	1,120
Due after five years through ten years	35,527	35,768	26,504	26,600
Due after ten years	28,760	27,629	50,121	49,787

	69,673	68,962	1,073,781	1,073,381
Mortgage-backed securities	11,631,831	11,100,900	7,460,886	7,416,581

Total	$11,701,504	$11,169,862	$8,534,667	$8,489,962

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $161,711,000 and $5,404,000 at December 31, 2008 and 2007, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2008 and 2007 (in thousands):

	2008	2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities
Fixed-rate	$—	$993,629
Variable-rate	69,673	80,152

	69,673	1,073,781

Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate pass-through securities	1,253	1,769
Collateralized mortgage obligations:
Fixed-rate	299,528	698,027
Variable-rate	11,331,050	6,761,090

	11,631,831	7,460,886

Total	$11,701,504	$8,534,667

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2008 or 2007.

Note 7—Advances
     Redemption Terms. At December 31, 2008 and 2007, the Bank had advances outstanding at interest rates ranging from 0.05 percent to 8.66 percent and 1.00 percent to 8.66 percent, respectively, as summarized below (in thousands).

	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$99	4.08%	$251	6.78%

2008	—	—	21,384,332	4.42
2009	20,465,819	1.69	5,011,113	5.02
2010	8,346,234	2.41	3,688,931	4.96
2011	6,912,931	2.83	3,283,452	4.96
2012	7,916,643	2.40	7,169,089	4.91
2013	8,489,391	2.52	133,565	5.20
Thereafter	4,459,565	3.45	2,054,102	4.41
Amortizing advances*	3,654,181	4.62	3,414,523	4.71

Total par value	60,244,863	2.44%	46,139,358	4.67%

Deferred prepayment fees	(937)		(964)
Commitment fees	(28)		(28)
Hedging adjustments	675,985		159,792

Total	$60,919,883		$46,298,158

*	Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2008 and 2007, the Bank had aggregate prepayable and callable advances totaling $204,543,000 and $162,745,000, respectively.
     The following table summarizes advances at December 31, 2008 and 2007, by the earlier of year of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Year of Contractual Maturity or Next Call Date	2008	2007

Overdrawn demand deposit accounts	$99	$251

2008	—	21,423,839
2009	20,528,616	5,025,303
2010	8,382,703	3,724,857
2011	6,943,915	3,315,639
2012	7,943,468	7,197,090
2013	8,486,971	127,960
Thereafter	4,304,910	1,909,896
Amortizing advances	3,654,181	3,414,523

Total par value	$60,244,863	$46,139,358

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2008 and 2007, the Bank had putable advances outstanding totaling $4,200,521,000 and $2,817,671,000, respectively.

     The following table summarizes advances at December 31, 2008 and 2007, by the earlier of year of contractual maturity or next possible put date (in thousands):

Year of Contractual Maturity or Next Put Date	2008	2007

Overdrawn demand deposit accounts	$99	$251

2008	—	22,936,682
2009	23,095,889	5,477,833
2010	8,457,034	3,426,631
2011	7,119,881	3,201,452
2012	7,887,393	7,013,839
2013	8,033,791	133,565
Thereafter	1,996,595	534,582
Amortizing advances	3,654,181	3,414,523

Total par value	$60,244,863	$46,139,358

     Security Terms. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its district that are involved in housing finance. The FHLB Act requires the Bank to obtain sufficient collateral on advances to protect against losses. The Bank makes advances only against eligible collateral. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (redefined by the HER Act to include all FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans and securities representing a whole interest in such loans. Further, the HER Act added secured loans for community development activities as eligible collateral to support long-term advances to Community Financial Institutions. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. At December 31, 2008 and 2007, the Bank had rights in collateral with an estimated value greater than outstanding advances.
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
     The basis upon which the Bank will lend to a member that has granted the Bank a blanket lien depends on numerous factors, including, among others, that member’s financial condition and general creditworthiness. Generally, and subject to certain limitations, a member that has granted the Bank a blanket lien may borrow up to a specified percentage of the value of eligible collateral categories, as determined from such member’s financial reports filed with its federal regulator, without specifically identifying each item of collateral or delivering the collateral to the Bank. Under certain circumstances, including, among others, a deterioration of a member’s financial condition or general creditworthiness, the amount a member may borrow is determined on the basis of only that portion of the collateral subject to the blanket lien that such member delivers to the Bank. Under these circumstances, the Bank places the member on “custody status.” In addition, members on blanket lien status may choose to deliver some or all of the collateral to the Bank.

     The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies grant a security interest in, and are only permitted to borrow against, the eligible collateral that is delivered to the Bank. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion. Further, the collateral they pledge is generally subject to larger haircuts (depending on the credit rating of the member/borrower from time to time) than are applied to similar types of collateral pledged by members under the blanket lien.
     The Bank perfects its security interests in borrowers’ collateral in a number of ways. The Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower. In the case of certain borrowers, the Bank perfects its security interest by taking possession or control of the collateral, which may be in addition to the filing of a financing statement. In these cases, the Bank also generally takes assignments of most of the mortgages and deeds of trust that are designated as collateral. Instead of requiring delivery of the collateral to the Bank, the Bank may allow certain borrowers to deliver specific collateral to a third-party custodian approved by the Bank or otherwise take actions that ensure the priority of the Bank’s security interest in such collateral.
     With certain exceptions set forth below, Section 10(e) of the FHLB Act affords any security interest granted to the Bank by any member/borrower of the Bank, or any affiliate of any such member/borrower, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. However, the Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law or (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law). For example, in a case in which the Bank has perfected its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower, another secured party’s security interest in that same collateral that was perfected by possession may be entitled to priority over the Bank’s security interest that was perfected by filing a Uniform Commercial Code financing statement.
     From time to time, the Bank agrees to subordinate its security interest in certain assets or categories of assets granted by a member/borrower of the Bank to the security interest of another creditor (typically, a Federal Reserve Bank or another FHLBank). If the Bank agrees to subordinate its security interest in certain assets or categories of assets granted by a member/borrower of the Bank to the security interest of another creditor, the Bank will not extend credit against those assets or categories of assets.
     Credit Risk. The Bank has never experienced a credit loss on an advance to a member, nor does management currently anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
     Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2008, the Bank had advances of $30,263,000,000 outstanding to its two largest borrowers (Wachovia Bank, FSB and Comerica Bank), which represented 50 percent of total advances outstanding at that date. The income from advances to these institutions totaled $818,241,000 during the year ended December 31, 2008. During the year ended December 31, 2007, the Bank had no advances outstanding to Comerica Bank; advances outstanding to Wachovia Bank, FSB were $17,262,000,000 at December 31, 2007 and income from advances to this institution totaled $784,957,000 during the year ended December 31, 2007. Advances outstanding to the Bank’s three largest borrowers as of December 31, 2007 (Wachovia Bank, FSB, Guaranty Bank and Franklin Bank, S.S.B.) totaled $25,106,000,000, which represented 54 percent of total advances outstanding at that date. The income from advances to these three institutions totaled $1,120,625,000 and $987,272,000 during the years ended December 31, 2007 and 2006, respectively. All outstanding advances to Franklin Bank, S.S.B. were fully repaid in November 2008. The Bank holds sufficient collateral to cover the advances to the other institutions, and the Bank does not expect to incur any credit losses on these advances.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at December 31, 2008 and 2007 (in thousands, based upon par amount):

	2008	2007
Fixed-rate	$29,449,463	$26,465,393
Variable-rate	30,795,400	19,673,965

Total par value	$60,244,863	$46,139,358

     Prepayment Fees. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2008, 2007 and 2006 were $30,473,000, $3,326,000 and $2,019,000, respectively. During the years ended December 31, 2008 and 2007, the Bank deferred $88,000 and $1,013,000 of these gross advance prepayment fees. No prepayment fees were deferred during the year ended December 31, 2006.
Note 8—Mortgage Loans Held for Portfolio
     Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF Program (see Note 1). The following table presents information as of December 31, 2008 and 2007 for mortgage loans held for portfolio (in thousands):

	2008	2007
Fixed-rate medium-term* single-family mortgages	$80,988	$98,642
Fixed-rate long-term single-family mortgages	243,856	280,056
Premiums	2,983	3,641
Discounts	(507)	(608)

Total mortgage loans held for portfolio	$327,320	$381,731

*     Medium-term is defined as an original term of 15 years or less.
     The par value of mortgage loans held for portfolio at December 31, 2008 and 2007 was comprised of government-guaranteed/insured loans totaling $146,284,000 and $170,898,000, respectively, and conventional loans totaling $178,560,000 and $207,800,000, respectively.
     The allowance for credit losses on mortgage loans held for portfolio was as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	263	$267	$294
Chargeoffs	(2)	(4)	(27)

Balance, end of year	$261	$263	$267

     At December 31, 2008 and 2007, the Bank had nonaccrual loans totaling $370,000 and $312,000, respectively. At December 31, 2008 and 2007, the Bank’s other assets included $86,000 and $214,000, respectively, of real estate owned.
     Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The Bank did not have any impaired loans at December 31, 2008 or 2007.
Note 9—Deposits
     The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 1.97 percent, 4.94 percent and 4.87 percent during 2008, 2007 and 2006, respectively. For additional information regarding other interest-bearing deposits, see Note 13.

     The following table details interest-bearing and non-interest bearing deposits as of December 31, 2008 and 2007 (in thousands). The balances as of December 31, 2007 have been adjusted to reflect the retrospective application of FSP FIN 39-1 (see Note 2).

	2008	2007
Interest-bearing
Demand and overnight	$1,238,722	$2,877,096
Term	186,269	210,652
Non-interest bearing (other)	75	75

Total deposits	$1,425,066	$3,087,823

     The aggregate amount of time deposits with a denomination of $100,000 or more was $185,995,000 and $210,567,000 as of December 31, 2008 and 2007, respectively.
Note 10—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 17.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.252 trillion and $1.190 trillion at December 31, 2008 and 2007, respectively. The Bank was the primary obligor on $72.9 billion and $57.0 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as LIBOR, the Constant Maturity Treasury (“CMT”) rate and the federal funds rate. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.
     The consolidated obligation bonds typically issued by the Bank, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2008 and 2007 (in thousands, at par value).

	2008	2007
Fixed-rate	$42,821,181	$26,281,720
Simple variable-rate	13,093,000	2,418,000
Step-up	77,635	3,774,175
Step-down	15,000	150,000
Comparative-index	—	80,000
Variable that converts to fixed	—	20,000
Step-up/step-down	—	15,000

Total par value	$56,006,816	$32,738,895

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2008 and 2007, by year of contractual maturity (in thousands):

	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate
2008	$—	—%	$9,904,335	4.27%
2009	37,685,991	2.88	6,266,025	4.69
2010	9,783,835	3.56	4,196,210	4.76
2011	2,238,685	4.18	1,881,685	5.28
2012	1,688,940	4.71	3,900,800	4.95
2013	944,015	4.39	1,725,095	4.87
Thereafter	3,665,350	5.52	4,864,745	5.78

Total par value	56,006,816	3.31	32,738,895	4.81

Premiums	55,546		48,179
Discounts	(19,352)		(11,784)
Hedging adjustments	570,585		85,189

	56,613,595		32,860,479

Bonds held in treasury	—		(5,100)

Total	$56,613,595		$32,855,379

     At December 31, 2008 and 2007, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2008	2007
Non-callable bonds	$44,704,926	$10,457,610
Callable bonds	11,301,890	22,281,285

Total par value	$56,006,816	$32,738,895

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2008 and 2007, by the earlier of year of contractual maturity or next possible call date (in thousands, at par value):

Year of Contractual Maturity or Next Call Date	2008	2007
2008	$—	$22,122,330
2009	43,907,096	5,486,295
2010	7,201,835	1,712,525
2011	1,766,005	661,005
2012	1,267,440	1,711,300
2013	645,000	190,000
Thereafter	1,219,440	855,440

Total par value	$56,006,816	$32,738,895

     Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. At December 31, 2008 and 2007, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average Implied
	Book Value	Par Value	Interest Rate

December 31, 2008	$16,745,420	$16,923,982	2.65%

December 31, 2007	$24,119,433	$24,221,414	4.20%

     Government-Sponsored Enterprise Credit Facility. On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements with the United States Department of the Treasury (the “Treasury”) in connection with the Treasury’s establishment of a Government-Sponsored Enterprise Credit Facility. The facility was authorized by the HER Act and is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the FHLBanks. For additional information regarding this contingent source of liquidity, see Note 17.
Note 11—Affordable Housing Program
     Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Historically, the Bank has provided subsidies under its AHP in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), but after the assessment for REFCORP, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2008, 2007 or 2006. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2008, 2007 or 2006.

     Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 14) to reported income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. The calculation of the REFCORP assessment is described in Note 12. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date income. In years where the Bank’s income before AHP and REFCORP (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.
     At December 31, 2008 and 2007, the Bank had no outstanding AHP-related advances.
     The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Balance, beginning of year	$47,440	$43,458	$39,084
AHP assessment	8,949	15,012	15,026
Grants funded, net of recaptured amounts	(13,322)	(11,030)	(10,652)

Balance, end of year	$43,067	$47,440	$43,458

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
     The FHLBanks will continue to be obligated to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per calendar quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of each of the FHLBanks and interest rates. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to REFCORP is calculated based upon its year-to-date income. The Bank is entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation or, alternatively, a credit against future REFCORP assessments. If the Bank experiences a loss for a full year, the Bank would have no obligation to REFCORP for that year nor would it typically be entitled to a credit that could be carried forward to reduce assessments payable in future years.
     The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million. There were no deficit quarterly payments for the nine months ended September 30, 2008 or the years ended December 31, 2007 or 2006. The total quarterly payment for the fourth quarter of 2008 was $34,954,000. In addition, for this same period, the Bank and certain of the other FHLBanks requested refunds of amounts paid for the year ended December 31, 2008 that were in excess of their calculated annual obligations. Each of these FHLBanks will be allowed to deduct the amount of its overpayment from its future REFCORP assessments. Based on its calculated annual obligation for the year ended December 31, 2008, the Bank is due $16,881,000 as of December 31, 2008; such amount will be credited against the Bank’s future REFCORP assessments until such time that it has been fully utilized. Until that time, the Bank will not have any quarterly payment obligations to REFCORP.
     The FHLBanks’ aggregate payments for periods through December 31, 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the first quarter of 2013. The FHLBanks’ aggregate payments for periods through December 31, 2008 have satisfied $43 million of the $75 million scheduled payment for the first quarter of 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2008 until the annuity is satisfied.

     The benchmark payments, or portions thereof, could be reinstated if the actual REFCORP payments of all of the FHLBanks fall short of $75 million in one or more future calendar quarters. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payments beyond April 15, 2030 would be paid to the U.S. Department of the Treasury.
Note 13—Derivatives and Hedging Activities
     The Bank enters into interest rate swap and cap agreements (together, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses interest rate exchange agreements in two ways: either by designating them as a fair value hedge of a specific financial instrument or firm commitment or by designating them as a hedge of some defined risk in the course of its balance sheet management (i.e., a non-SFAS 133 economic hedge). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset interest rate exchange agreements entered into with members (when the Bank serves as an intermediary) and to reduce funding costs.
     The Bank, consistent with Finance Agency regulations, enters into interest rate exchange agreements only to reduce potential market risk exposures inherent in otherwise unhedged assets and liabilities or to act as an intermediary between its members and the Bank’s derivative counterparties. The Bank is not a derivatives dealer and it does not trade derivatives for short-term profit.
     During the years ended December 31, 2008, 2007 and 2006, the Bank recorded net gains (losses) on derivatives and hedging activities of $6,679,000, $33,000 and ($5,457,000), respectively, in other income (loss). Net gains (losses) on derivatives and hedging activities for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Gains (losses) related to fair value hedge ineffectiveness	$(48,228)	$1,569	$3,227
Gains (losses) on economic hedge derivatives related to trading securities	—	(15)	956
Gains on economic hedges related to discount notes (interest rate swaps)	9,216	—	—
Gains related to stand-alone economic hedge derivatives (basis swaps)	42,530	—	115
Losses on economic hedges related to held-to-maturity securities (interest rate caps)	(2,243)	(1,509)	(7,802)
Gains related to other economic hedge derivatives	448	431	221
Net interest expense associated with economic hedge derivatives related to trading securities	—	(134)	(947)
Net interest expense associated with economic hedge derivatives related to discount notes	(2,300)	—	—
Net interest income (expense) associated with economic hedge derivatives related to basis swaps	6,579	—	(283)
Net interest income (expense) associated with other economic hedge derivatives	677	(309)	(944)

Net gains (losses) on derivatives and hedging activities	$6,679	$33	$(5,457)

     The following table summarizes the outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2008 and 2007 (in thousands). The net derivative balances as of December 31, 2007 have been adjusted to reflect the retrospective application of FSP FIN 39-1 (see Note 2).

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value hedges	$48,916,850	$(97,883)	$34,025,303	$(97,276)
Economic hedges	17,592,426	40,107	188,294	285
Interest rate caps
Fair value hedges	136,000	107	255,000	688
Economic hedges	3,500,000	3,275	6,500,000	2,972

	$70,145,276	$(54,394)	$40,968,597	$(93,331)

Total derivative contracts excluding accrued interest and collateral		$(54,394)		$(93,331)
Net accrued interest receivable/ payable on derivative contracts		223,901		121,578
Cash collateral pledged/remitted to counterparties		240,192		119,047
Interest receivable on cash collateral pledged/remitted to counterparties		23		170
Cash collateral received from counterparties		(334,868)		(104,337)
Interest payable on cash collateral received from counterparties		(43)		(403)

Net derivative balances		$74,811		$42,724

Net derivative asset balances		$77,137		$65,963
Net derivative liability balances		(2,326)		(23,239)

Net derivative balances		$74,811		$42,724

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
     Investments — The Bank has invested in agency and non-agency mortgage-backed securities. The interest rate and prepayment risk associated with these investment securities is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some investment securities with either callable or non-callable consolidated obligations or interest rate exchange agreements, including caps and interest rate swaps. These investment securities are classified as either “held-to-maturity” or “available-for-sale.”

     A substantial portion of the Bank’s held-to-maturity securities are variable-rate mortgage-backed securities that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank enters into interest rate cap agreements. These derivatives are accounted for as non-SFAS 133 economic hedges.
     For available-for-sale securities that have been hedged (with fixed-for-floating interest rate swaps) and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income (loss) as “net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the interest rate exchange agreement, and the remainder of the change in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”
     Advances — The Bank issues both fixed-rate and variable-rate advances. When appropriate, the Bank uses interest rate exchange agreements to adjust the interest rate sensitivity of its fixed-rate advances to more closely approximate the interest rate sensitivity of its liabilities. With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance on specified future dates. This embedded option is clearly and closely related to the host advance contract. The Bank typically hedges a putable advance by entering into a cancelable interest rate exchange agreement where the Bank pays a fixed coupon and receives a variable coupon, and sells an option to cancel the swap to the swap counterparty. This type of hedge is treated as a fair value hedge under SFAS 133. The swap counterparty can cancel the interest rate exchange agreement on the call date and the Bank can cancel the putable advance and offer, subject to certain conditions, replacement funding at prevailing market rates.
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
     Consolidated Obligations — While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank generally enters into derivative contracts to hedge the interest rate risk associated with its specific debt issuances.
     To manage the risk arising from changing market prices and volatility of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank which are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets, typically one-month or three-month LIBOR. Such transactions are treated as fair value hedges under SFAS 133. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge fixed-rate consolidated obligation discount notes. The derivatives associated with the Bank’s discount note hedging are treated as non-SFAS 133 economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one- or three-month LIBOR); these transactions are treated as non-SFAS 133 economic hedges.
     Balance Sheet Management — From time to time, the Bank may enter into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In addition, to reduce its exposure to reset risk, the Bank may occasionally enter into forward rate agreements. These derivatives are treated as stand-alone economic hedge derivatives.
     Intermediation — The Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their hedging needs. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. All interest rate exchange agreements related to the Bank’s intermediary activities with its members are accounted for as stand-alone economic derivatives.
     Credit Risk. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master swap and credit support agreements with all of its derivatives counterparties. These agreements provide for the netting of all transactions with a counterparty and the delivery of collateral when certain thresholds are met. The Bank manages counterparty credit risk through the use of these agreements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. Based on the netting provisions and collateral requirements of its master swap and credit support agreements and credit analyses of its derivative counterparties, Bank management does not anticipate any credit losses on its derivative agreements at this time.
     The notional amount of interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk, as defined above, does not consider the existence of any collateral held or remitted by the Bank.
     At December 31, 2008 and 2007, the Bank’s maximum credit risk, as defined above, was approximately $404,925,000 and $133,610,000, respectively. These totals include $250,222,000 and $61,748,000, respectively, of net accrued interest receivable. The Bank held as collateral cash balances of $334,868,000 and $104,337,000 as of December 31, 2008 and 2007, respectively. In early January 2009 and early January 2008, additional cash collateral of $68,497,000 and $29,924,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the Federal Bankruptcy Code. At that time, Lehman Brothers Special Financing, Inc. (“Special Financing”), a subsidiary of Lehman, was the Bank’s counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion. The obligations of Special Financing were guaranteed by Lehman, and the Lehman bankruptcy filing was an event of default under the ISDA Master Agreement between the Bank and Special Financing. On September 16, 2008, the Bank provided notice to Special Financing that it was in default under the ISDA Master Agreement and that the Bank was invoking its right to early termination of all outstanding derivative contracts effective September 18, 2008. The contracts were terminated and all of the associated hedging relationships were dedesignated on September 18, 2008. Based on the final settlement determination, the Bank is due $1,012,000 from Special Financing. This amount is included in other assets in the Bank’s statement of condition and has been fully reserved as of December 31, 2008.
     The Bank transacts most of its interest rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 17.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2008, the net market value of the Bank’s derivatives with its members totaled $4,000.
     The Bank has not issued consolidated obligations denominated in currencies other than U.S. dollars.
Note 14—Capital
     Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and the Finance Agency’s capital regulations, each FHLBank may issue Class A stock or Class B stock, or both, to its members. The Bank’s capital plan provides that it will issue only Class B capital stock. The Class B stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred only at its par value. As required by statute and regulation, members may request the Bank to redeem excess Class B stock, or withdraw from membership and request the Bank to redeem all outstanding capital stock, with five years’ written notice to the Bank. The regulations also allow the Bank, in its sole discretion, to repurchase members’ excess stock at any time without regard for the five-year notification period as long as the Bank continues to meet its regulatory capital requirements following any stock repurchases, as described below.
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
     The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2006 and April 28, 2006, surplus stock was defined as the amount of stock held by a member in excess of 115 percent of the member’s minimum investment requirement. For the repurchases that occurred on July 31, 2006, October 31, 2006 and January 31, 2007, surplus stock was defined as stock in excess of 110 percent of the member’s minimum investment requirement. For the quarterly repurchases that occurred between April 30, 2007 and October 31, 2008, surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement for the repurchase that occurred on January 30, 2009. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. During the years ended December 31, 2008, 2007 and 2006, the Bank repurchased surplus stock totaling $807,882,000, $683,993,000 and $492,781,000, respectively. During the years ended December 31, 2008, 2007 and 2006, $53,277,000, $11,491,000 and $4,496,000 of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

     The following table presents total excess stock, surplus stock and surplus stock meeting the repurchase criteria (i.e., surplus stock of individual institutions exceeding $250,000) at December 31, 2008 and 2007 (in thousands). For this purpose, surplus stock is computed using the definitions that applied on January 30, 2009 and January 31, 2008, respectively.

	2008	2007
Excess stock
Capital stock	$490,007	$302,792
Mandatorily redeemable capital stock	60,190	28,520

Total	$550,197	$331,312

Surplus stock
Capital stock	$218,635	$198,232
Mandatorily redeemable capital stock	58,901	25,821

Total	$277,536	$224,053

Surplus stock meeting repurchase criteria
Capital stock	$177,364	$174,246
Mandatorily redeemable capital stock	58,025	25,103

Total	$235,389	$199,349

     Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2008 or 2007. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.
     At all times during the three years ended December 31, 2008, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008		December 31, 2007
	Required	Actual	Required		Actual
Regulatory capital requirements:
Risk-based capital	$930,061	$3,530,208	$437,643		$2,688,243

Total capital	$3,157,316	$3,530,208	$2,538,330	(1)	$2,688,243
Total capital-to-assets ratio	4.00%	4.47%	4.00%		4.24	%(1)

Leverage capital	$3,946,645	$5,295,312	$3,172,913	(1)	$4,032,365
Leverage capital-to-assets ratio	5.00%	6.71%	5.00%		6.35	%(1)

(1)	The Bank’s actual capital-to-assets ratios and required total capital and leverage capital amounts as of December 31, 2007 have been revised to reflect the retrospective application of FSP FIN 39-1, as described in Note 2.
     On January 30, 2009, the Finance Agency adopted an interim final rule, “Capital Classifications and Critical Capital Levels for the Federal Home Loan Banks.” This interim final rule defines critical capital for the FHLBanks and establishes criteria for each of the following capital classifications identified in the HER Act: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nonetheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets.
     In addition to restrictions on capital distributions by a FHLBank that does not meet all of its risk-based and minimum capital requirements, a FHLBank that is classified as undercapitalized, significantly undercapitalized or critically undercapitalized is required to take certain actions, such as submitting a capital restoration plan to the Director of the Finance Agency for approval. Additionally, with respect to a FHLBank that is less than adequately capitalized, the Director of the Finance Agency may take other actions that he or she determines will help ensure the safe and sound operation of the FHLBank and its compliance with its risk-based and minimum capital requirements in a reasonable period of time. The Finance Agency will accept comments on the interim final rule that are received on or before May 15, 2009.
     The GLB Act made membership voluntary for all members. Members that withdraw from membership may not be readmitted to membership in any FHLBank for at least five years following the date that their membership was terminated and all of their shares of stock were redeemed or repurchased.
     The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock only from previously retained earnings or current earnings. The Bank’s Board of Directors may not declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend. Effective January 29, 2007, the Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings; further, the Bank may not declare or pay any dividends in the form of capital stock if its excess stock is greater than 1 percent of its total assets or, if after the issuance of such shares, the Bank’s outstanding excess stock would be greater than 1 percent of its total assets.
     Mandatorily Redeemable Capital Stock. As discussed in Note 1, the Bank’s capital stock is classified as equity (capital) for financial reporting purposes until either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, at which time the capital stock is reclassified to liabilities in accordance with the provisions of SFAS 150. The Finance Agency has confirmed that the SFAS 150 accounting treatment for certain shares of its capital stock does not affect the definition of capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
     As of December 31, 2008, the Bank had $90,353,000 in outstanding capital stock subject to mandatory redemption held by 18 institutions. At December 31, 2007, the Bank had $82,501,000 in outstanding capital stock subject to mandatory redemption held by 16 institutions. In accordance with SFAS 150, these amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2008, 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $1,199,000, $5,328,000 and $13,049,000, respectively, were recorded as interest expense in the statements of income.
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
     The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2008 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2009	$1,450
2010	1,035
2011	179
2012	28,441
2013	59,248

Total	$90,353

     On November 7, 2008, the Texas Department of Savings and Mortgage Lending closed Franklin Bank, S.S.B., and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. At December 31, 2008, the FDIC, as receiver of Franklin Bank, S.S.B., was the Bank’s fifth largest shareholder with outstanding mandatorily redeemable capital stock totaling $57,432,000, which is not required to be redeemed until 2013.
     The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2008, 2007 and 2006 (in thousands).

Balance, January 1, 2006	$319,335

Capital stock that became subject to mandatory redemption during the year	8,754
Redemption of mandatorily redeemable capital stock	(179,463)
Stock dividends classified as mandatorily redeemable	10,941

Balance, December 31, 2006	159,567

Capital stock that became subject to mandatory redemption during the year	67,890
Mandatorily redeemable capital stock reclassified to equity during the year	(178)
Redemption of mandatorily redeemable capital stock	(152,623)
Stock dividends classified as mandatorily redeemable	7,845

Balance, December 31, 2007	82,501

Capital stock that became subject to mandatory redemption during the year	72,511
Redemption of mandatorily redeemable capital stock	(67,254)
Stock dividends classified as mandatorily redeemable	2,595

Balance, December 31, 2008	$90,353

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
     The following table provides the number of institutions that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2008, 2007 and 2006:

	2008	2007	2006
Number of institutions, beginning of year	16	14	11
Due to mergers and acquisitions	1	3	5
Due to withdrawals	1	—	1
Due to termination of membership by the Bank	2	—	—
Mandatorily redeemable capital stock reclassified to equity	—	(1)	—
Terminations completed during the year	(2)	—	(3)

Number of institutions, end of year	18	16	14

The Bank did not receive any stock redemption notices in 2008, 2007 or 2006.

     Limitations on Redemption or Repurchase of Capital Stock. The GLB Act imposes the following restrictions on the redemption or repurchase of the Bank’s capital stock.
•	In no event may the Bank redeem or repurchase capital stock if the Bank is not in compliance with its minimum capital requirements or if the redemption or repurchase would cause the Bank to be out of compliance with its minimum capital requirements, or if the redemption or repurchase would cause the member to be out of compliance with its minimum investment requirement. In addition, the Bank’s Board of Directors may suspend redemption of capital stock if the Bank reasonably believes that continued redemption of capital stock would cause the Bank to fail to meet its minimum capital requirements in the future, would prevent the Bank from maintaining adequate capital against a potential risk that may not be adequately reflected in its minimum capital requirements, or would otherwise prevent the Bank from operating in a safe and sound manner.

•	In no event may the Bank redeem or repurchase capital stock without the prior written approval of the Finance Agency if the Finance Agency or the Bank’s Board of Directors has determined that the Bank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the Bank. For this purpose, charges against the capital of the Bank means an other than temporary decline in the Bank’s total equity that causes the value of total equity to fall below the Bank’s aggregate capital stock amount. Such a determination may be made by the Finance Agency or the Board of Directors even if the Bank is in compliance with its minimum capital requirements.

•	The Bank may not repurchase any capital stock without the written consent of the Finance Agency during any period in which the Bank has suspended redemptions of capital stock. The Bank is required to notify the Finance Agency if it suspends redemptions of capital stock and set forth its plan for addressing the conditions that led to the suspension. The Finance Agency may require the Bank to reinstate redemptions of capital stock.

•	In no event may the Bank redeem or repurchase shares of capital stock if the principal and interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or, under certain circumstances, if the Bank becomes a non-complying FHLBank under Finance Agency regulations as a result of its inability to comply with regulatory liquidity requirements or to satisfy its current obligations.

•	If at any time the Bank determines that the total amount of capital stock subject to outstanding stock redemption or withdrawal notices with expiration dates within the following 12 months exceeds the amount of capital stock the Bank could redeem and still comply with its minimum capital requirements, the Bank will determine whether to suspend redemption and repurchase activities altogether, to fulfill requests for redemption sequentially in the order in which they were received, to fulfill the requests on a pro rata basis, or to take other action deemed appropriate by the Bank.
Note 15—Employee Retirement Plans
     The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the Bank who were hired prior to January 1, 2007. The Pentegra Defined Benefit Plan also covers any new employee of the Bank who was hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan, during which service the employee was covered by such plan. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense during the years ended December 31, 2008, 2007 and 2006 were $4,097,000, $3,937,000 and $3,462,000, respectively. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
     The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra Defined Contribution Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra Defined Contribution Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2008, 2007 and 2006, the Bank contributed $735,000, $626,000 and $505,000, respectively, to the Pentegra Defined Contribution Plan.

     Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The plan’s liability consists of the accumulated compensation deferrals, accrued earnings on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan. The Bank’s minimum obligation under this plan was $1,544,000 and $1,220,000 at December 31, 2008 and 2007, respectively. Compensation and benefits expense includes accrued earnings (losses) on deferred employee compensation and Bank contributions totaling ($111,000), $111,000 and $99,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     The Bank also maintains a non-qualified deferred compensation plan that is available to all of its directors. The plan’s liability consists of the accumulated compensation deferrals (representing directors’ fees) and accrued earnings (losses) on those deferrals. At December 31, 2008 and 2007, the Bank’s minimum obligation under this plan was $621,000 and $694,000, respectively.
     The Bank maintains a Special Non-Qualified Deferred Compensation Plan (“the Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $1,204,000 and $964,000 at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008, 2007 and 2006, the Bank contributed $518,000, $285,000 and $195,000, respectively, to the Plan.
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

     The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the benefits program for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Change in APBO
APBO at beginning of year	$2,296	$2,140
Service cost	21	26
Interest cost	157	166
Actuarial loss	161	88
Participant contributions	165	168
Benefits paid	(256)	(292)

APBO at end of year	2,544	2,296

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Bank contributions	91	124
Participant contributions	165	168
Benefits paid	(256)	(292)

Fair value of plan assets at end of year	—	—

Funded status recognized in other liabilities at end of year	$(2,544)	$(2,296)

     Amounts recognized in accumulated other comprehensive income at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,
	2008	2007
Net actuarial loss (gain)	$(39)	$(170)
Prior service cost (credit)	(187)	(222)

	$(226)	$(392)

     The amounts in accumulated other comprehensive income include $35,000 of prior service credit and $2,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2009.
     The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 11.0 percent for 2009. For 2008, 2007 and 2006, gross health care cost trend rates of 11.0 percent, 13.0 percent and 13.0 percent, respectively, were used. The health care cost trend rate is assumed to decline by 1.0 percent per year to a final rate of 5.0 percent in 2015 and thereafter. To compute the APBO at December 31, 2008 and 2007, weighted average discount rates of 5.87 percent and 6.48 percent were used. Weighted average discount rates of 6.48 percent, 6.00 percent and 5.50 percent were used to compute the net periodic benefit cost for 2008, 2007 and 2006, respectively.
     Components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Service cost	$21	$26	$20
Interest cost	157	166	123
Amortization of prior service cost (credit)	(35)	(35)	(35)
Amortization of net loss (gain)	30	(4)	—

Net periodic benefit cost	$173	$153	$108

     SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) requires the Bank to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Bank adopted SFAS 158 effective December 31, 2006. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008	2007
Amortization of prior service credit included in net periodic benefit cost	$(35)	$(35)
Actuarial loss	(161)	(88)
Amortization of net actuarial loss (gain) included in net periodic benefit cost	30	(4)

Total changes in benefit obligations recognized in other comprehensive income	$(166)	$(127)

     A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2008 by $354,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2008 by $21,000. Alternatively, a 1 percent decrease in the health care trend rate would have reduced the APBO at December 31, 2008 by $287,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2008 by $17,000.
     The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Expected Benefit
Payments, Net of
Year Ended	Participant
December 31,	Contributions
2009	$122
2010	108
2011	119
2012	113
2013	91
2014-2018	592

$1,145

Note 16—Estimated Fair Values
     As discussed in Note 2, effective January 1, 2008, the Bank adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157 requires the disclosure of the level within the fair value hierarchy in which the measurements fall for assets and liabilities that are carried at fair value. The Bank carries its trading securities, available-for-sale securities and derivative assets/liabilities at fair value. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
     Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets and liabilities. The fair values of the Bank’s trading securities are determined using Level 1 inputs.
     Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs are used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale.
     Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets that are carried at fair value are measured using Level 3 inputs. Other than its derivative contracts (which are measured using Level 2 inputs), the Bank does not carry any of its liabilities at fair value.
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2008 and 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases, fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the Fair Value Summary Tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
     The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Federal funds sold. All federal funds sold represent overnight balances. Accordingly, the estimated fair value approximates the carrying value.
     Trading securities. The Bank obtains quoted prices for identical securities.
     Available-for-sale securities. The Bank estimates the fair values of its available-for-sale securities using either a pricing model or dealer estimates. For those mortgage-backed securities for which a pricing model is used, the interest rate swap curve is used as the discount curve in the calculations; additional inputs (e.g., implied swaption volatility, estimated prepayment speeds and credit spreads) are also used in the fair value determinations. For agency debt securities that are valued using a pricing model, the agency curve is used as the discount curve in the fair value determinations. The Bank compares these fair values to non-binding dealer estimates to ensure that its fair values are reasonable. For the limited number of available-for-sale securities for which the Bank relies upon dealer estimates (for each of these securities, one dealer estimate is received), such estimates are analyzed for reasonableness using a pricing model and market inputs.
     Held-to-maturity securities. The Bank obtains non-binding fair value estimates from various dealers (for each security, one dealer estimate is received). These estimates are reviewed for reasonableness using the Bank’s pricing model and/or by comparing estimates for similar securities.
     Advances. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Under Finance Agency regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not take into account prepayment risk.

     Mortgage loans held for portfolio. The Bank estimates the fair values of mortgage loans held for portfolio based on observed market prices for agency mortgage-backed securities. Individual mortgage loans are pooled based on certain criteria such as loan type, weighted average coupon, weighted average maturity, and origination year and matched to reference securities with a similar collateral composition to derive benchmark pricing. The prices for agency mortgage-backed securities used as a benchmark are subject to certain market conditions including, but not limited to, the prepayment assumptions used, the current and expected level of interest rates, and investor demand.
     Loan to other FHLBank. This loan was an overnight balance; accordingly, the estimated fair value approximated the carrying value.
     Accrued interest receivable and payable. The estimated fair value approximates the carrying value due to their short-term nature.
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the interest rate swap curve and, for agreements containing options, implied swaption volatility). As the provisions of the Bank’s master netting and collateral exchange agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 13), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers; these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the interest rate swap curve).
     For the Bank’s interest rate caps, fair values are obtained from dealers. These non-binding fair value estimates are corroborated using a pricing model and observable market data (e.g., the interest rate swap curve, implied swaption volatility and volatility skew).
     The fair values of the Bank’s derivative instruments include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the Bank’s master swap and credit support agreements. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.
     Deposit liabilities. The Bank determines the estimated fair values of its deposit liabilities with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The estimated fair value approximates the carrying value for deposits with floating rates and fixed rates with three months or less to maturity or repricing.
     Consolidated obligations. The Bank estimates the fair values of consolidated obligations by calculating the present value of expected future cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms and reducing this amount for accrued interest payable.
     Mandatorily redeemable capital stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par value ($100 per share), as adjusted for any estimated dividend earned but unpaid at the time of reclassification from equity to liabilities. The Bank’s capital stock cannot, by statute or implementing regulation, be purchased, redeemed, repurchased or transferred at any amount other than its par value.
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at December 31, 2008 or 2007.

     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2008, were as follows (in thousands):
2008 FAIR VALUE SUMMARY TABLE

	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$20,765	$—	$20,765
Interest-bearing deposits	3,683,609	—	3,683,609
Federal funds sold	1,872,000	—	1,872,000
Trading securities	3,370	—	3,370
Available-for-sale securities	127,532	—	127,532
Held-to-maturity securities	11,701,504	(531,642)	11,169,862
Advances	60,919,883	(557,307)	60,362,576
Mortgage loans held for portfolio, net	327,059	1,005	328,064
Accrued interest receivable	145,284	—	145,284
Derivative assets	77,137	—	77,137

Liabilities:
Deposits	1,425,066	(208)	1,425,274
Consolidated obligations:
Discount notes	16,745,420	(151,969)	16,897,389
Bonds	56,613,595	(333,339)	56,946,934
Mandatorily redeemable capital stock	90,353	—	90,353
Accrued interest payable	514,086	—	514,086
Derivative liabilities	2,326	—	2,326
     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows (in thousands). Certain amounts have been adjusted to reflect the retrospective application of FSP FIN 39-1 (see Note 2).
2007 FAIR VALUE SUMMARY TABLE

	Carrying	Net Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$74,699	$—	$74,699
Interest-bearing deposits	974	—	974
Federal funds sold	7,100,000	—	7,100,000
Trading securities	2,924	—	2,924
Available-for-sale securities	362,090	—	362,090
Held-to-maturity securities	8,534,667	(44,705)	8,489,962
Advances	46,298,158	(91,713)	46,206,445
Mortgage loans held for portfolio, net	381,468	5,026	386,494
Loan to other FHLBank	400,000	—	400,000
Accrued interest receivable	188,835	—	188,835
Derivative assets	65,963	—	65,963

Liabilities:
Deposits	3,087,823	—	3,087,823
Consolidated obligations:
Discount notes	24,119,433	(419)	24,119,852
Bonds	32,855,379	(79,779)	32,935,158
Mandatorily redeemable capital stock	82,501	—	82,501
Accrued interest payable	341,326	—	341,326
Derivative liabilities	23,239	—	23,239

     The following table summarizes the Bank’s assets and liabilities that are carried at fair value on a recurring basis as of December 31, 2008 by their level within the fair value hierarchy (in thousands). As required by SFAS 157, financial assets and liabilities that are carried at fair value are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total

Assets
Trading securities	$3,370	$—	$—	$—	$3,370
Available-for-sale securities	—	127,532	—	—	127,532
Derivative assets	—	849,571	—	(772,434)	77,137

Total assets at fair value	$3,370	$977,103	$—	$(772,434)	$208,039

Liabilities
Derivative liabilities	$—	$680,064	$—	$(677,738)	$2,326

Total liabilities at fair value	$—	$680,064	$—	$(677,738)	$2,326

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
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
     The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the Finance Agency controls the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation was excluded from the initial recognition and measurement provisions of FIN 45. At December 31, 2008 and 2007, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $1.179 trillion and $1.133 trillion, respectively.
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
     On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements (the “Agreements”) with the Treasury in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The GSECF was authorized by the HER Act and is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the FHLBanks.

     The Agreements set forth the terms under which a FHLBank may borrow from and pledge collateral to the Treasury. Under the Agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the Agreements, if any, are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury. On a weekly basis, regardless of whether there have been any borrowings under the Agreements, the FHLBanks are required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the Treasury, a schedule listing the collateral pledged to the Treasury. Each week, the FHLBanks must pledge collateral in an amount at least equal to the par value of consolidated obligation bonds and discount notes maturing in the next 15 days. In the case of advances collateral, a 13 percent haircut is applied to the outstanding principal balance of the assets in determining the amount that must be pledged to the Treasury. As of December 31, 2008, the Bank had pledged advances with an outstanding principal balance of $7,066,000,000 to the Treasury. At that same date, the Bank had not pledged any mortgage-backed securities to the Treasury.
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
     Other commitments and contingencies. At December 31, 2008 and 2007, the Bank had commitments to make additional advances totaling approximately $81,435,000 and $61,116,000, respectively. Commitments for advances are generally for periods up to 12 months.
     The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized at the time of issuance in the same manner as advances (see Note 7). Outstanding standby letters of credit totaled $5,174,019,000 and $3,879,587,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, outstanding letters of credit had original terms of up to 7 years with a final expiration in 2013. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $2,740,000 and $2,442,000 at December 31, 2008 and 2007, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit.
     At December 31, 2007, the Bank had commitments to issue $25,132,000 of consolidated obligation bonds/discount notes of which $15,000,000 were hedged with associated interest rate swaps. The Bank had no commitments to issue consolidated obligations at December 31, 2008.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral exchange agreements. As of December 31, 2008 and 2007, the Bank had pledged as collateral cash of $240,192,000 and $119,047,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
     During the years ended December 31, 2008, 2007 and 2006, the Bank charged to operating expenses net rental costs of approximately $432,000, $437,000, and $434,000, respectively. Future minimum rentals at December 31, 2008, were as follows (in thousands):

Year	Premises	Equipment	Total
2009	$254	$135	$389
2010	174	71	245
2011	—	28	28
2012	—	11	11

Total	$428	$245	$673

     Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
     The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2008 were as follows (in thousands):

Year
2009	$1,343
2010	1,115
2011	638
2012	630
2013	644
2014	5

Total	$4,375

     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
     For a discussion of other commitments and contingencies, see Notes 11, 12, 13 and 15.
Note 18 — Transactions with Shareholders
     As a cooperative, the Bank’s capital stock is owned by its members, former members that retain the stock as provided in the Bank’s capital plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. Members are entitled to vote only for directors. Currently, 10 of the Bank’s directors are member directors. By law, member directors must be officers or directors of a member of the Bank.

     Substantially all of the Bank’s advances are made to its shareholders, and the majority of its mortgage loans held for portfolio were either funded by the Bank through, or purchased from, certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank offers interest rate swaps, caps and floors to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third party market participants, except that the Bank’s Risk Management Policy specifies a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the years ended December 31, 2008, 2007 or 2006. At December 31, 2008 and 2007, the Bank held $57,036,000 and $67,576,000 (par values), respectively, of mortgage-backed securities issued by entities that purchased the loans underlying such mortgage-backed securities (or a substantial portion thereof) from Washington Mutual Bank, a non-member shareholder, or its affiliate. These mortgage-backed securities are classified as held-to-maturity securities in the Bank’s statements of condition.
     All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
     The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2008 and 2007, advances outstanding to Directors’ Financial Institutions aggregated $1,691,000,000 and $1,204,000,000, respectively, representing 2.8 percent and 2.6 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2008, 2007 or 2006. As of December 31, 2008 and 2007, capital stock outstanding to Directors’ Financial Institutions aggregated $85,000,000 and $55,000,000, respectively, representing 2.6 percent and 2.2 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. At December 31, 2008, there were no loans outstanding to other FHLBanks. Loans to other FHLBanks, consisting of overnight federal funds sold, totaled $400,000,000 at December 31, 2007. There were no loans to other FHLBanks made during the year ended December 31, 2006. Interest income on loans to other FHLBanks totaled $173,000 and $82,000 for the years ended December 31, 2008 and 2007, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Balance, January 1,	$400,000	$—	$—
Loans made to:
FHLBank of Boston	832,000	170,000	—
FHLBank of San Francisco	1,265,000	750,000	—
Collections from:
FHLBank of Boston	(832,000)	(170,000)	—
FHLBank of San Francisco	(1,665,000)	(350,000)	—

Balance, December 31,	$—	$400,000	$—

     During the years ended December 31, 2008, 2007 and 2006, interest expense on borrowings from other FHLBanks totaled $66,000, $87,000 and $91,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Balance, January 1	$—	$—	$—
Borrowings from:
FHLBank of Atlanta	70,000	—	50,000
FHLBank of Boston	—	—	50,000
FHLBank of Chicago	—	—	50,000
FHLBank of Cincinnati	200,000	—	50,000
FHLBank of Des Moines	—	—	50,000
FHLBank of Indianapolis	240,000	528,000	100,000
FHLBank of New York	—	—	50,000
FHLBank of Pittsburgh	—	—	100,000
FHLBank of San Francisco	500,000	120,000	50,000
FHLBank of Seattle	25,000	—	50,000
FHLBank of Topeka	—	—	50,000
Repayments to:
FHLBank of Atlanta	(70,000)	—	(50,000)
FHLBank of Boston	—	—	(50,000)
FHLBank of Chicago	—	—	(50,000)
FHLBank of Cincinnati	(200,000)	—	(50,000)
FHLBank of Des Moines	—	—	(50,000)
FHLBank of Indianapolis	(240,000)	(528,000)	(100,000)
FHLBank of New York	—	—	(50,000)
FHLBank of Pittsburgh	—	—	(100,000)
FHLBank of San Francisco	(500,000)	(120,000)	(50,000)
FHLBank of Seattle	(25,000)	—	(50,000)
FHLBank of Topeka	—	—	(50,000)

Balance, December 31	$—	$—	$—

     Previously, the Bank’s available-for-sale securities portfolio included consolidated obligations for which other FHLBanks were the primary obligors and for which the Bank was jointly and severally liable. The balances of these investments as of December 31, 2007 are presented in Note 5. All of these consolidated obligations were purchased in the open market from third parties and were accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligations of other FHLBanks totaled $2,253,000, $2,543,000 and $2,457,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issuing new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2008, the Bank assumed consolidated obligations from the FHLBank of Seattle with par amounts of $135,880,000. The net premiums associated with these transactions totaled $3,474,000. During the year ended December 31, 2007, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts of $323,000,000. The net premiums associated with these transactions totaled $2,837,000. There were no such transfers during the year ended December 31, 2006. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the year ended December 31, 2008, the Bank transferred $300,000,000, $150,000,000 and $15,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh, Cincinnati and San Francisco, respectively. The aggregate gains realized on these debt transfers totaled $4,546,000. During the year ended December 31, 2007, the Bank transferred $341,000,000 and $120,000,000 (par values) of its consolidated obligations to the FHLBanks of San Francisco and Cincinnati, respectively. The aggregate gains realized on these debt transfers totaled $534,000. There was no debt transferred to other FHLBanks during the year ended December 31, 2006.
     Through July 31, 2008, the Bank received participation fees from the FHLBank of Chicago for mortgage loans that were originated by the Bank’s PFIs and purchased by the FHLBank of Chicago. These fees totaled $200,000, $187,000 and $242,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

EXHIBIT INDEX

Exhibit

3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

4.1	Capital Plan of the Registrant, as amended and revised on December 11, 2008 and approved by the Federal Housing Finance Agency on March 6, 2009 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2009 and filed with the SEC on March 11, 2009, which exhibit is incorporated herein by reference).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008.

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008.

10.7	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.8	2008 Amendment to Special Non-Qualified Deferred Compensation Plan of the Registrant, dated December 10, 2008.

10.9	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.10	Form of Employment Agreement between the Bank and each of its executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.11	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2008 and filed with the SEC on September 9, 2008, which exhibit is incorporated herein by reference).

Exhibit

10.12	Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008.

10.13	Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates between November 7, 2008 and November 30, 2008.

10.14	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on October 24, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.