Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Dallas
filed 2009-05-15
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑               No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐               No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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
At April 30, 2009 the registrant had outstanding 28,347,271 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$21,803	$20,765
Interest-bearing deposits	184,904	3,683,609
Federal funds sold	491,000	1,872,000
Trading securities (Note 11)	3,108	3,370
Available-for-sale securities (Notes 3 and 11)	10,373	127,532
Held-to-maturity securities (a) (Notes 4 and 11)	11,093,302	11,701,504
Advances (Notes 5 and 12)	56,402,319	60,919,883
Mortgage loans held for portfolio, net of allowance for credit losses of $261 at both March 31, 2009 and December 31, 2008	310,338	327,059
Accrued interest receivable	99,521	145,284
Premises and equipment, net	20,383	20,488
Derivative assets (Notes 8 and 11)	10,300	77,137
Excess REFCORP contributions	596	16,881
Other assets	15,884	17,386

TOTAL ASSETS	$68,663,831	$78,932,898

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,303,068	$1,424,991
Non-interest bearing	75	75

Total deposits	1,303,143	1,425,066

Consolidated obligations, net (Note 6)
Discount notes	21,029,495	16,745,420
Bonds	42,702,700	56,613,595

Total consolidated obligations, net	63,732,195	73,359,015

Mandatorily redeemable capital stock	77,818	90,353
Accrued interest payable	271,646	514,086
Affordable Housing Program (Note 7)	47,267	43,067
Derivative liabilities (Notes 8 and 11)	21,893	2,326
Other liabilities	81,126	60,565

Total liabilities	65,535,088	75,494,478

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 28,779,911 and 32,238,300 shares at March 31, 2009 and December 31, 2008, respectively	2,877,991	3,223,830
Retained earnings	277,021	216,025
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(288)	(1,661)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(26,198)	—
Postretirement benefits	217	226

Total accumulated other comprehensive income (loss)	(26,269)	(1,435)

Total capital	3,128,743	3,438,420

TOTAL LIABILITIES AND CAPITAL	$68,663,831	$78,932,898

(a)	Fair values: $10,794,232 and $11,169,862 at March 31, 2009 and December 31, 2008, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Advances	$255,879	$488,094
Prepayment fees on advances, net	804	328
Interest-bearing deposits	96	1,144
Federal funds sold	1,486	47,409
Available-for-sale securities	456	3,364
Held-to-maturity securities	40,816	91,248
Mortgage loans held for portfolio	4,438	5,247
Other	113	138

Total interest income	304,088	636,972

INTEREST EXPENSE
Consolidated obligations
Bonds	227,052	389,300
Discount notes	99,080	173,305
Deposits	761	26,350
Mandatorily redeemable capital stock	21	541
Other borrowings	1	27

Total interest expense	326,915	589,523

NET INTEREST INCOME (EXPENSE)	(22,827)	47,449

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(26,215)	—
Non-credit portion of impairment losses recognized in other comprehensive income	26,198	—

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(17)	—

Service fees	628	855
Net loss on trading securities	(79)	(133)
Realized gain on sale of available- for-sale security	843	—
Net gains on derivatives and hedging activities	126,831	4,904
Gains on early extinguishment of debt	—	5,656
Other, net	1,676	1,449

Total other income	129,882	12,731

OTHER EXPENSE
Compensation and benefits	9,753	8,873
Other operating expenses	7,503	7,853
Finance Agency/Finance Board	602	432
Office of Finance	534	421

Total other expense	18,392	17,579

INCOME BEFORE ASSESSMENTS	88,663	42,601

Affordable Housing Program	7,239	3,533
REFCORP	16,285	7,814

Total assessments	23,524	11,347

NET INCOME	$65,139	$31,254

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2009	32,238	$3,223,830	$216,025	$(1,435)	$3,438,420

Proceeds from sale of capital stock	1,345	134,498	—	—	134,498
Repurchase/redemption of capital stock	(4,835)	(483,503)	—	—	(483,503)
Shares reclassified to mandatorily redeemable capital stock	(9)	(877)	—	—	(877)
Comprehensive income
Net income	—	—	65,139	—	65,139
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	2,216	2,216
Reclassification adjustment for realized gain on sale of available-for-sale security included in net income	—	—	—	(843)	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(26,198)	(26,198)
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	—	—	—	(8)	(8)
Amortization of net actuarial gain included in net periodic benefit cost	—	—	—	(1)	(1)

Total comprehensive income	—	—	—	—	40,305

Dividends on capital stock (at 0.50 percent annualized rate)
Cash	—	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(54)	—	(54)
Stock	41	4,043	(4,043)	—	—

BALANCE, MARCH 31, 2009	28,780	$2,877,991	$277,021	$(26,269)	$3,128,743

BALANCE, JANUARY 1, 2008	23,940	$2,393,980	$211,762	$(570)	$2,605,172

Proceeds from sale of capital stock	4,890	489,000	—	—	489,000
Repurchase/redemption of capital stock	(2,281)	(228,101)	—	—	(228,101)
Shares reclassified to mandatorily redeemable capital stock	(123)	(12,320)	—	—	(12,320)
Comprehensive income
Net income	—	—	31,254	—	31,254
Other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	—	—	—	(4,765)	(4,765)
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	—	—	—	(8)	(8)
Amortization of net actuarial gain included in net periodic benefit cost	—	—	—	(1)	(1)

Total comprehensive income	—	—	—	—	26,480

Dividends on capital stock (at 4.50 percent annualized rate)
Cash	—	—	(44)	—	(44)
Mandatorily redeemable capital stock	—	—	(125)	—	(125)
Stock	257	25,691	(25,691)	—	—

BALANCE, MARCH 31, 2008	26,683	$2,668,250	$217,156	$(5,344)	$2,880,062

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$65,139	$31,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	29,596	(43,324)
Concessions on consolidated obligation bonds	2,624	6,638
Premises, equipment and computer software costs	1,140	1,022
Non-cash interest on mandatorily redeemable capital stock	61	929
Gains on early extinguishment of debt	—	(5,656)
Realized gain on sale of available-for-sale security	(843)	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	17	—
Net decrease (increase) in trading securities	262	(628)
Loss due to change in net fair value adjustment on derivative and hedging activities	20,538	25,917
Decrease in accrued interest receivable	45,756	28,077
Decrease in other assets	318	2,933
Increase (decrease) in Affordable Housing Program (AHP) liability	4,200	(99)
Increase (decrease) in accrued interest payable	(242,430)	38,789
Decrease in excess REFCORP contributions	16,285	—
Decrease in payable to REFCORP	—	(435)
Decrease in other liabilities	(4,096)	(1,474)

Total adjustments	(126,572)	52,689

Net cash provided by (used in) operating activities	(61,433)	83,943

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	3,512,995	(74,412)
Net decrease in federal funds sold	1,381,000	1,810,000
Net decrease in loans to other FHLBanks	—	400,000
Net decrease in short-term held-to-maturity securities	—	442,718
Proceeds from maturities of long-term held-to-maturity securities	589,828	293,882
Purchases of long-term held-to-maturity securities	—	(938,997)
Proceeds from maturities of available-for-sale securities	32,113	31,128
Proceeds from sale of available-for-sale security	87,019	—
Purchases of available-for-sale securities	—	(257,189)
Principal collected on advances	170,243,093	152,677,379
Advances made	(165,789,049)	(159,790,401)
Principal collected on mortgage loans held for portfolio	16,592	13,982
Purchases of premises, equipment and computer software	(1,800)	(589)

Net cash provided by (used in) investing activities	10,071,791	(5,392,499)

FINANCING ACTIVITIES
Net decrease in deposits and pass-through reserves	(115,256)	(26,697)
Net proceeds from (payments on) derivative contracts with financing elements	(136)	7,585
Net proceeds from issuance of consolidated obligations
Discount notes	95,115,979	255,022,737
Bonds	10,641,925	17,804,235
Debt issuance costs	(706)	(1,872)
Payments for maturing and retiring consolidated obligations
Discount notes	(90,872,779)	(257,086,150)
Bonds	(24,415,769)	(10,202,142)
Payments to other FHLBanks for assumption of debt	—	(471,380)
Proceeds from issuance of capital stock	134,498	489,000
Payments for redemption of mandatorily redeemable capital stock	(13,527)	(25,385)
Payments for repurchase/redemption of capital stock	(483,503)	(228,101)
Cash dividends paid	(46)	(44)

Net cash provided by (used in) financing activities	(10,009,320)	5,281,786

Net increase (decrease) in cash and cash equivalents	1,038	(26,770)
Cash and cash equivalents at beginning of the period	20,765	74,699

Cash and cash equivalents at end of the period	$21,803	$47,929

Supplemental Disclosures:
Interest paid	$463,887	$596,600

AHP payments, net	$3,039	$3,632

REFCORP payments	$—	$8,249

Stock dividends issued	$4,043	$25,691

Dividends paid through issuance of mandatorily redeemable capital stock	$54	$125

Capital stock reclassified to mandatorily redeemable capital stock	$877	$12,320

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
     The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2008. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K filed with the SEC on March 27, 2009 (the “2008 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2008 10-K.
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
Note 2—Recently Issued Accounting Standards and Interpretations
     Statement of Financial Accounting Standards (“SFAS”) 161. On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Bank adopted SFAS 161 on January 1, 2009. The additional disclosures required by SFAS 161 are included in Note 8. The adoption of SFAS 161 did not have any impact on the Bank’s results of operations or financial condition.

     FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2. On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity and expands, and increases the frequency of, disclosures for both debt and equity securities. FSP FAS 115-2 is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of other-than-temporarily impaired debt securities that are not expected to be sold. For debt securities, impairment is considered to be other than temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). Under the provisions of FSP FAS 115-2, an impairment is considered to be other than temporary if the entity’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”). Previously, an other-than-temporary impairment was deemed to have occurred if it was probable that an investor would be unable to collect all amounts due according to the contractual terms of a debt security.
     If an other-than-temporary impairment (“OTTI”) has occurred because an entity intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment must be recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.
     In instances in which a determination is made that a credit loss exists but an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the non-credit component). The credit component is recognized in earnings and the non-credit component is recognized in other comprehensive income. The total other-than-temporary impairment is required to be presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income. Previously, in all cases, if an impairment was determined to be other than temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.
     The non-credit component of any other-than-temporary impairment losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
     FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP is to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. If an entity elects to early adopt FSP FAS

115-2, it must also concurrently adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The Bank elected to early adopt FSP FAS 115-2 effective January 1, 2009. As the Bank did not hold any debt securities as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized, no cumulative effect transition adjustment was required. The impact of the adoption of FSP FAS 115-2 on the Bank’s financial position and results of operations as of and for the three months ended March 31, 2009 was as follows (in thousands):

	Amount
	Without	Impact of
	Adoption of	Adoption of	As Presented
	FSP FAS 115-2	FSP FAS 115-2	Herein
Statement of Condition as of March 31, 2009
Held-to-maturity securities	$11,106,378	$(13,076)	$11,093,302
Excess REFCORP contributions	3,006	(2,410)	596
Total assets	68,679,317	(15,486)	68,663,831

Affordable Housing Program	46,196	1,071	47,267
Total liabilities	65,534,017	1,071	65,535,088

Retained earnings	267,380	9,641	277,021
Accumulated other comprehensive income (loss)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(26,198)	(26,198)
Total accumulated other comprehensive income (loss)	(71)	(26,198)	(26,269)
Total capital	3,145,300	(16,557)	3,128,743
Total liabilities and capital	68,679,317	(15,486)	68,663,831

Statement of Income for the Three Months Ended March 31, 2009
Total other-than-temporary impairment losses on held-to-maturity securities	$(13,139)	$(13,076)	$(26,215)
Non-credit portion of impairment losses recognized in other comprehensive income	—	26,198	26,198
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(17)	(17)
Total other income	116,760	13,122	129,882
Income before assessments	75,541	13,122	88,663
Affordable Housing Program	6,168	1,071	7,239
REFCORP	13,875	2,410	16,285
Total assessments	20,043	3,481	23,524
Net income	55,498	9,641	65,139
     FSP FAS 157-4. On April 9, 2009, the FASB issued FSP FAS 157-4, which clarifies the approach to, and provides additional factors to consider in, measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, FSP FAS 157-4 requires enhanced disclosures regarding fair value measurements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt FSP FAS 157-4, it must also concurrently adopt FSP FAS 115-2. The Bank elected to early adopt FSP FAS 157-4 effective January 1, 2009 and the adoption did not have any impact on the Bank’s results of operations or financial condition. The enhanced disclosures required by FSP FAS 157-4 are presented in Note 11.
     FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements. Previously, these disclosures were required only in annual financial statements. In addition, FSP FAS 107-1 amends SFAS 107 to require disclosure in interim and annual financial statements of any changes in the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also concurrently adopts FSP FAS 157-4 and FSP FAS 115-2. The Bank elected to early adopt FSP FAS 107-1 effective January 1, 2009 and the adoption did not have any impact on the Bank’s results of operations or financial condition. The interim period disclosures required by FSP FAS 107-1 are presented in Note 11.
Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of March 31, 2009 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities
Government-sponsored enterprise	$9,097	$—	$54	$9,043
Non-agency commercial mortgage-backed security	1,564	—	234	1,330

Total	$10,661	$—	$288	$10,373

Available-for-sale securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities
Government-sponsored enterprises	$99,770	$—	$886	$98,884
Non-agency commercial mortgage-backed security	29,423	—	775	28,648

Total	$129,193	$—	$1,661	$127,532

     The amortized cost of the Bank’s available-for-sale securities includes hedging adjustments.

     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities had been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Mortgage-backed securities
Government-sponsored enterprise	—	$—	$—	1	$9,043	$54	1	$9,043	$54
Non-agency commercial mortgage-backed security	—	—	—	1	1,330	234	1	1,330	234

Totals	—	$—	$—	2	$10,373	$288	2	$10,373	$288

     As of March 31, 2009, the unrealized losses on the Bank’s two available-for-sale securities totaled $288,000, which represented less than 3 percent of the securities’ amortized cost at that date. The Bank’s non-agency commercial mortgage-backed security investment was fully repaid in April 2009 and, accordingly, was not other-than-temporarily impaired at March 31, 2009. Based upon the strength of the government-sponsored enterprise’s guaranty of the Bank’s other mortgage-backed security investment, the Bank expects that this security would not be settled at an amount less than its amortized cost basis. Because the decline in market value is not attributable to credit quality, and because the Bank does not intend to sell the remaining investment and it is not more likely than not that the Bank will be required to sell such investment before recovery of its amortized cost basis, the Bank does not consider the investment to be other-than-temporarily impaired at March 31, 2009.
     The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2008.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Mortgage-backed securities
Government-sponsored enterprises	1	$88,495	$603	1	$10,389	$283	2	$98,884	$886
Non-agency commercial mortgage-backed security	—	—	—	1	28,648	775	1	28,648	775

Totals	1	$88,495	$603	2	$39,037	$1,058	3	$127,532	$1,661

The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $34 and $4,159,000 at March 31, 2009 and December 31, 2008, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	$10,661	$40,096
Variable-rate collateralized mortgage obligation	—	89,097

Total	$10,661	$129,193

     Gain on Sale. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise mortgage-backed security) with an amortized cost (determined by the specific identification method) of $86,176,000. Proceeds from the sale totaled $87,019,000, resulting in a gross realized gain of $843,000. There were no other sales of available-for-sale securities during the three months ended March 31, 2009 or 2008.

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2009 were as follows (in thousands):

		OTTI Recognized		Gross	Gross
		in Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$63,781	$—	$63,781	$484	$1,108	$63,157
State or local housing agency obligations	3,265	—	3,265	—	227	3,038

	67,046	—	67,046	484	1,335	66,195

Mortgage-backed securities
U.S. government guaranteed obligations	27,701	—	27,701	28	203	27,526
Government-sponsored enterprises	10,166,335	—	10,166,335	54,431	99,885	10,120,881
Non-agency residential mortgage-backed securities	641,673	26,198	615,475	—	252,564	362,911
Non-agency commercial mortgage-backed securities	216,745	—	216,745	601	627	216,719

	11,052,454	26,198	11,026,256	55,060	353,279	10,728,037

Total	$11,119,500	$26,198	$11,093,302	$55,544	$354,614	$10,794,232

Held-to-maturity securities as of December 31, 2008 were as follows (in thousands):

	Amortized	Gross	Gross
	Cost/	Unrecognized	Unrecognized
	Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
Debentures
U.S. government guaranteed obligations	$65,888	$581	$935	$65,534
State or local housing agency obligations	3,785	—	357	3,428

	69,673	581	1,292	68,962

Mortgage-backed securities
U.S. government guaranteed obligations	28,632	—	804	27,828
Government-sponsored enterprises	10,629,290	26,025	268,756	10,386,559
Non-agency residential mortgage-backed securities	676,804	—	277,040	399,764
Non-agency commercial mortgage-backed securities	297,105	—	10,356	286,749

	11,631,831	26,025	556,956	11,100,900

Total	$11,701,504	$26,606	$558,248	$11,169,862

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2009. The unrealized losses include other-than-temporary impairments recognized in other comprehensive income and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	3	$21,854	$635	1	$12,484	$473	4	$34,338	$1,108
State or local housing agency obligations	1	3,038	227	—	—	—	1	3,038	227

	4	24,892	862	1	12,484	473	5	37,376	1,335

Mortgage-backed securities
U.S. government guaranteed obligations	2	6,884	96	6	12,151	107	8	19,035	203
Government-sponsored enterprises	30	2,032,998	12,341	182	4,515,038	87,544	212	6,548,036	99,885
Non-agency residential mortgage-backed securities	—	—	—	42	362,911	278,762	42	362,911	278,762
Non-agency commercial mortgage-backed securities	2	40,619	627	—	—	—	2	40,619	627

	34	2,080,501	13,064	230	4,890,100	366,413	264	6,970,601	379,477

Totals	38	$2,105,393	$13,926	231	$4,902,584	$366,886	269	$7,007,977	$380,812

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2008.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	4	$35,620	$935	—	$—	$—	4	$35,620	$935
State or local housing agency obligations	1	3,428	357	—	—	—	1	3,428	357

	5	39,048	1,292	—	—	—	5	39,048	1,292

Mortgage-backed securities
U.S. government guaranteed obligations	9	26,746	764	2	1,082	40	11	27,828	804
Government-sponsored enterprises	130	5,116,293	108,241	115	3,695,248	160,515	245	8,811,541	268,756
Non-agency residential mortgage-backed securities	—	—	—	42	399,764	277,040	42	399,764	277,040
Non-agency commercial mortgage-backed securities	10	286,749	10,356	—	—	—	10	286,749	10,356

	149	5,429,788	119,361	159	4,096,094	437,595	308	9,525,882	556,956

Totals	154	$5,468,836	$120,653	159	$4,096,094	$437,595	313	$9,564,930	$558,248

     The unrealized losses on the Bank’s held-to-maturity securities portfolio as of March 31, 2009 were generally attributable to the widespread deterioration in credit market conditions over the last 18 to 21 months. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): Moody’s Investors Service (“Moody’s”), Standard and Poor’s (“S&P”) and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 19 non-agency residential mortgage-backed securities, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at March 31, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”) and, in the case of its non-agency commercial MBS (“CMBS”), the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of U.S. government guaranteed debentures, state or local housing agency debentures, U.S. government guaranteed MBS, government-sponsored enterprise MBS and non-agency CMBS would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2009.
     As of March 31, 2009, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $278,762,000, which represented 43.4 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of diminished liquidity and significant risk premiums in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
     As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of March 31, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by either Moody’s or Fitch. As of March 31, 2009, all 18 of the 19 securities with credit ratings below triple-A from either Moody’s or Fitch that were also rated by S&P continued to be rated triple-A by S&P.

	Number of	Amortized	Carrying	Estimated	Unrealized
Credit Rating	Securities	Cost	Value	Fair Value	Losses
Triple-A	23	$310,178	$310,178	$228,285	$81,893
Double-A	5	55,829	55,829	22,084	33,745
Single-A	1	37,065	37,065	18,579	18,486
Triple-B	8	124,477	124,477	46,884	77,593
Double-B	3	45,677	19,479	15,761	29,916
Single-B	2	68,447	68,447	31,318	37,129

Total	42	$641,673	$615,475	$362,911	$278,762

     Since the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities owned by the Bank are insured by third party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS with adverse risk characteristics as of March 31, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the magnitude of the security’s estimated fair value discount as a percentage of the security’s amortized cost basis, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses and the ratio of seriously delinquent loans to credit enhancement. For this purpose, seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. The resulting month-by-month projections of future loan performance are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of two of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of March 31, 2009. Each of these securities was issued in 2005 and is backed by option adjustable-rate mortgage loans; as of March 31, 2009, each of these securities was rated triple-A by S&P and double-B by Moody’s (Fitch does not rate either of these securities). The difference between the present value of the cash flows expected to be collected from these securities and their amortized cost bases (i.e., the credit losses) totaled $17,000 as of March 31, 2009. At that same date, the difference between the securities’ amortized cost bases (prior to recognition of the current-period credit losses) and their estimated fair values totaled $26,215,000. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), the amount of the total other-than-temporary impairment related to the credit loss was recognized in earnings and the amount of the total other-than-temporary impairment related to all other factors was recognized in other comprehensive income for the three months ended March 31, 2009. The following table sets forth additional information for each of the two other-than-temporarily impaired securities as of March 31, 2009 (in thousands).

	Amortized					Amortized
	Cost	Estimated		Credit	Non-Credit	Cost
	Prior to	Fair	Total	Component	Component	After
	OTTI	Value	OTTI	of OTTI	of OTTI	OTTI
Security #1	$18,503	$5,364	$13,139	$15	$13,124	$18,488
Security #2	21,290	8,214	13,076	2	13,074	21,288

Totals	$39,793	$13,578	$26,215	$17	$26,198	$39,776

     The following table presents a rollforward for the three months ended March 31, 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

Three Months
Ended
March 31, 2009
Balance of credit losses, beginning of period	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	17

Balance of credit losses, end of period	$17

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at March 31, 2009.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2009 and December 31, 2008 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	March 31, 2009			December 31, 2008
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Due after one year through five years	$5,375	$5,375	$5,486	$5,386	$5,386	$5,565
Due after five years through ten years	33,925	33,925	34,175	35,527	35,527	35,768
Due after ten years	27,746	27,746	26,534	28,760	28,760	27,629

	67,046	67,046	66,195	69,673	69,673	68,962
Mortgage-backed securities	11,052,454	11,026,256	10,728,037	11,631,831	11,631,831	11,100,900

Total	$11,119,500	$11,093,302	$10,794,232	$11,701,504	$11,701,504	$11,169,862

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $153,137,000 and $161,711,000 at March 31, 2009 and December 31, 2008, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$67,046	$69,673

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	1,196	1,253
Collateralized mortgage obligations
Fixed-rate	219,091	299,528
Variable-rate	10,832,167	11,331,050

	11,052,454	11,631,831

Total	$11,119,500	$11,701,504

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2008 or the three months ended March 31, 2009.
Note 5—Advances
     Redemption Terms. At March 31, 2009 and December 31, 2008, the Bank had advances outstanding at interest rates ranging from 0.15 percent to 8.66 percent and 0.05 percent to 8.66 percent, respectively, as summarized below (in thousands).

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$82	4.11%	$99	4.08%

Due in one year or less	17,484,498	1.45	20,465,819	1.69
Due after one year through two years	7,867,832	2.09	8,346,234	2.41
Due after two years through three years	8,926,695	1.67	6,912,931	2.83
Due after three years through four years	8,503,153	1.49	7,916,643	2.40
Due after four years through five years	4,602,334	1.68	8,489,391	2.52
Due after five years	4,805,317	3.04	4,459,565	3.45
Amortizing advances	3,600,908	4.59	3,654,181	4.62

Total par value	55,790,819	1.94%	60,244,863	2.44%

Deferred prepayment fees	(898)		(937)
Commitment fees	(46)		(28)
Hedging adjustments	612,444		675,985

Total	$56,402,319		$60,919,883

     Amortizing advances require repayment according to predetermined amortization schedules.

     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2009 and December 31, 2008, the Bank had aggregate prepayable and callable advances totaling $259,931,000 and $204,543,000, respectively.
     The following table summarizes advances at March 31, 2009 and December 31, 2008, by the earlier of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008
Overdrawn demand deposit accounts	$82	$99

Due in one year or less	17,549,342	20,528,616
Due after one year through two years	7,909,838	8,382,703
Due after two years through three years	8,959,825	6,943,915
Due after three years through four years	8,522,229	7,943,468
Due after four years through five years	4,603,269	8,486,971
Due after five years	4,645,326	4,304,910
Amortizing advances	3,600,908	3,654,181

Total par value	$55,790,819	$60,244,863

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2009 and December 31, 2008, the Bank had putable advances outstanding totaling $4,287,521,000 and $4,200,521,000, respectively.
     The following table summarizes advances at March 31, 2009 and December 31, 2008, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2009	December 31, 2008
Overdrawn demand deposit accounts	$82	$99

Due in one year or less	20,290,368	23,095,889
Due after one year through two years	7,869,782	8,457,034
Due after two years through three years	9,147,195	7,119,881
Due after three years through four years	8,204,303	7,887,393
Due after four years through five years	4,423,334	8,033,791
Due after five years	2,254,847	1,996,595
Amortizing advances	3,600,908	3,654,181

Total par value	$55,790,819	$60,244,863

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2009 and December 31, 2008 (in thousands, based upon par amount):

	March 31, 2009	December 31, 2008
Fixed-rate	$25,028,477	$29,449,463
Variable-rate	30,762,342	30,795,400

Total par value	$55,790,819	$60,244,863

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers during the three months ended March 31, 2009 and 2008 were $973,000 and $277,000, respectively, none of which were deferred.
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
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.135 trillion and $1.252 trillion at March 31, 2009 and December 31, 2008, respectively. The Bank was the primary obligor on $63.4 billion and $72.9 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2009 and December 31, 2008 (in thousands, at par value).

	March 31, 2009	December 31, 2008
Fixed-rate	$23,078,047	$42,821,181
Simple variable-rate	18,985,000	13,093,000
Variable that converts to fixed	170,000	—
Step-up	—	77,635
Step-down	—	15,000

Total par value	$42,233,047	$56,006,816

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2009 and December 31, 2008, by contractual maturity (in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$26,860,482	1.85%	$37,685,991	2.88%
Due after one year through two years	8,966,930	2.55	9,783,835	3.56
Due after two years through three years	1,920,125	4.29	2,238,685	4.18
Due after three years through four years	1,541,000	4.62	1,688,940	4.71
Due after four years through five years	895,000	4.40	944,015	4.39
Thereafter	2,049,510	5.55	3,665,350	5.52

Total par value	42,233,047	2.44%	56,006,816	3.31%

Premiums	50,554		55,546
Discounts	(17,559)		(19,352)
Hedging adjustments	436,658		570,585

Total	$42,702,700		$56,613,595

     At March 31, 2009 and December 31, 2008, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2009	December 31, 2008
Non-callable bonds	$38,783,262	$44,704,926
Callable bonds	3,449,785	11,301,890

Total par value	$42,233,047	$56,006,816

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2009 and December 31, 2008, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008
Due in one year or less	$28,415,482	$43,907,096
Due after one year through two years	8,844,930	7,201,835
Due after two years through three years	1,782,445	1,766,005
Due after three years through four years	1,326,000	1,267,440
Due after four years through five years	650,000	645,000
Thereafter	1,214,190	1,219,440

Total par value	$42,233,047	$56,006,816

     Discount Notes. At March 31, 2009 and December 31, 2008, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
			Implied
	Book Value	Par Value	Interest Rate

March 31, 2009	$21,029,495	$21,126,216	1.77%

December 31, 2008	$16,745,420	$16,923,982	2.65%

     Government-Sponsored Enterprise Credit Facility. On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements with the United States Department of the Treasury (the “Treasury”) in connection with the Treasury’s establishment of a Government-Sponsored Enterprise Credit Facility. The facility was authorized by the Housing and Economic Recovery Act of 2008 and is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the FHLBanks. For additional information regarding this contingent source of liquidity, see Note 12.
Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$43,067	$47,440
AHP assessment	7,239	3,533
Grants funded, net of recaptured amounts	(3,039)	(3,632)

Balance, end of period	$47,267	$47,341

Note 8—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses interest rate exchange agreements in two ways: either by designating the agreement as a fair value hedge of a specific financial instrument or firm commitment or by designating the agreement as a hedge of some defined risk in the course of its balance sheet management (referred to as an “economic hedge”). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset interest rate exchange agreements entered into with members (when the Bank serves as an intermediary), and to reduce funding costs.
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
     Investments – The Bank has invested in agency and non-agency mortgage-backed securities. The interest rate and prepayment risk associated with these investment securities is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some investment securities with either callable or non-callable consolidated obligations or interest rate exchange agreements, including caps and interest rate swaps. These investment securities are classified as either “held-to-maturity” or “available-for-sale.”

     A substantial portion of the Bank’s held-to-maturity securities are variable-rate mortgage-backed securities that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank enters into interest rate cap agreements. These derivatives are treated as economic hedges.
     For available-for-sale securities that have been hedged (with fixed-for-floating interest rate swaps) and qualify as a fair value hedge, as described below, the Bank records the portion of the change in value related to the risk being hedged in other income (loss) as “net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the interest rate exchange agreement, and the remainder of the change in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”
     Advances – The Bank issues both fixed-rate and variable-rate advances. When appropriate, the Bank uses interest rate exchange agreements to adjust the interest rate sensitivity of its fixed-rate advances to more closely approximate the interest rate sensitivity of its liabilities. With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance on specified future dates. This embedded option is clearly and closely related to the host advance contract. The Bank typically hedges a putable advance by entering into a cancelable interest rate exchange agreement where the Bank pays a fixed coupon and receives a variable coupon, and sells an option to cancel the swap to the swap counterparty. This type of hedge is treated as a fair value hedge. The swap counterparty can cancel the interest rate exchange agreement on the call date and the Bank can cancel the putable advance and offer, subject to certain conditions, replacement funding at prevailing market rates.
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
     To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets, typically one-month or three-month LIBOR. Such transactions are treated as fair value hedges. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s discount note hedging are treated as economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one- or three-month LIBOR); these transactions are treated as economic hedges.
     The Bank has not issued consolidated obligations denominated in currencies other than U.S. dollars.

     Balance Sheet Management — From time to time, the Bank may enter into interest rate basis swaps to reduce its exposure to widening spreads between one-month and three-month LIBOR. In addition, to reduce its exposure to reset risk, the Bank may occasionally enter into forward rate agreements. These derivatives are treated as economic hedges.
     Intermediation — The Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their hedging needs. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. All interest rate exchange agreements related to the Bank’s intermediary activities with its members are accounted for as economic hedges.
     Accounting for Derivatives and Hedging Activities. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” and SFAS 161 and as interpreted by the Derivatives Implementation Group and the staff of the FASB (hereinafter collectively referred to as “SFAS 133”), all derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. Pursuant to the provisions of FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39,” derivative assets and derivative liabilities reported on the statements of condition also include the net cash collateral remitted to or received from counterparties.
     Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting under SFAS 133 is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under SFAS 133, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
     If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.  The Bank considers hedges of committed advances and consolidated obligations to be eligible for the short-cut method of accounting as long as the settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for short-cut accounting specified in SFAS 133. The Bank has defined the market settlement conventions to be 5 business days or less for advances and 30 calendar days or less using a next business day convention for consolidated obligations. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2009 (in thousands).

	Notional	Estimated Fair Value
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps
Advances	$11,582,498	$8,883	$638,659
Available-for-sale securities	10,393	—	99
Consolidated obligation bonds	19,870,162	619,334	1,377
Interest rate caps related to advances	111,000	83	—

Total derivatives designated as hedging instruments under SFAS 133	31,574,053	628,300	640,135

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps
Advances	5,000	—	91
Consolidated obligation bonds	6,605,000	2,984	2,512
Consolidated obligation discount notes	6,936,135	29,769	4,181
Basis swaps	11,200,000	61,912	—
Forward rate agreement	1,000,000	—	307
Intermediary transactions	14,200	72	45
Interest rate caps related to held-to-maturity securities	3,500,000	3,650	—

Total derivatives not designated as hedging instruments under SFAS 133	29,260,335	98,387	7,136

Total derivatives before netting and collateral adjustments	$60,834,388	726,687	647,271

Cash collateral and related accrued interest		(316,940)	(225,931)
Netting adjustments		(399,447)	(399,447)

Total collateral and netting adjustments (1)		(716,387)	(625,378)

Net derivative balances reported in statement of condition		$10,300	$21,893

(1)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statement of income for the three months ended March 31, 2009 (in thousands).

Gain (Loss)
Recognized in
Earnings for the
Three Months
Ended March 31,
2009
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest rate swaps	$54,297
Interest rate caps	(23)

Total net gain (loss) related to fair value hedge ineffectiveness	54,274

Derivatives not designated as hedging instruments under SFAS 133
Net interest income on interest rate swaps	46,115
Interest rate swaps
Advances	(19)
Consolidated obligation bonds	(837)
Consolidated obligation discount notes	(8,968)
Basis swaps	36,104
Forward rate agreements	(223)
Intermediary transactions	10
Interest rate caps	375

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	72,557

Net gains (losses) on derivatives and hedging activities reported in the statement of income	$126,831

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in SFAS 133 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2009 (in thousands).

				Derivative
	Gain (Loss)	Gain (Loss)	Net Fair Value	Net Interest
	on	on Hedged	Hedge	Income
Hedged Item	Derivatives	Items	Ineffectiveness (1)	(Expense) (2)
Advances	$60,200	$(61,585)	$(1,385)	$57,716
Available-for-sale securities	463	(337)	126	(217)
Consolidated obligation bonds	(76,142)	131,675	55,533	109,751

Total	$(15,479)	$69,753	$54,274	$167,250

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statement of income.

(2)	The net interest income (expense) associated with derivatives in SFAS 133 fair value hedging relationships is reported in the statement of income in the interest income/expense line item for the indicated hedged item.
     Credit Risk. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master swap and credit support agreements with all of its derivatives counterparties. These agreements provide for the netting of all transactions with a derivative counterparty and the delivery of collateral when certain thresholds (generally ranging from $100,000 to

$500,000) are met. The Bank manages derivative counterparty credit risk through the use of these agreements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. Based on the netting provisions and collateral requirements of its master swap and credit support agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.
     The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets).  Maximum credit risk, as defined above, does not consider the existence of any collateral held or remitted by the Bank.
     At March 31, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $331,713,000 and $404,925,000, respectively. These totals include $140,048,000 and $250,222,000, respectively, of net accrued interest receivable. The Bank held as collateral cash balances of $316,887,000 and $334,868,000 as of March 31, 2009 and December 31, 2008, respectively. In early April 2009 and early January 2009, additional cash collateral of $14,448,000 and $68,497,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 12.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At March 31, 2009 and December 31, 2008, the net market value of the Bank’s derivatives with its members totaled $29,000 and $4,000, respectively.
     The Bank has an agreement with one derivative counterparty which contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000.  However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position on March 31, 2009.
Note 9—Capital
     At all times during the three months ended March 31, 2009, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$488,540	$3,232,830	$930,061	$3,530,208

Total capital	$2,746,553	$3,232,830	$3,157,316	$3,530,208
Total capital-to-assets ratio	4.00%	4.71%	4.00%	4.47%

Leverage capital	$3,433,192	$4,849,245	$3,946,645	$5,295,312
Leverage capital-to-assets ratio	5.00%	7.06%	5.00%	6.71%
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 30, 2009 and April 30, 2009, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 30, 2009, the Bank repurchased surplus stock totaling $168,324,000, of which $7,602,000 had been classified as mandatorily redeemable capital stock at that date. On April 30, 2009, the Bank repurchased surplus stock totaling $101,605,000, none of which was classified as mandatorily redeemable capital stock.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$5	$7
Interest cost	37	40
Amortization of prior service cost (credit)	(8)	(8)
Amortization of net actuarial gain	(1)	(1)

Net periodic benefit cost	$33	$38

Note 11—Estimated Fair Values
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157 requires the disclosure of the level within the fair value hierarchy in which the measurements fall for assets and liabilities that are carried at fair value (that is, those assets and liabilities that are measured at fair value on a recurring basis). The Bank carries its trading securities, available-for-sale securities and derivative assets/liabilities at fair value. Further, SFAS 157 requires the disclosure of the level within the fair value hierarchy in which the measurements fall for assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition (for example, impaired assets). The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
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
     Level 3 Inputs – Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets that are measured at fair value on a recurring basis are measured using Level 3 inputs. Other than its derivative contracts (which are measured using Level 2 inputs), the Bank does not carry any of its liabilities at fair value.
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases, fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Available-for-sale securities. The Bank estimates the fair values of its available-for-sale securities using either a pricing model or dealer estimates. For those mortgage-backed securities for which a pricing model is used, the interest rate swap curve is used as the discount curve in the calculations; additional inputs (e.g., implied swaption volatility, estimated prepayment speeds and credit spreads) are also used in the fair value determinations. The Bank compares these fair values to non-binding dealer estimates to ensure that its fair values are reasonable. For the one available-for-sale security (a government-sponsored enterprise MBS) for which the Bank relied upon a dealer estimate as of December 31, 2008, the estimate was analyzed for reasonableness using a pricing model and market inputs.

     Held-to-maturity securities. The Bank obtains non-binding fair value estimates from various dealers (for each security, one dealer estimate is received). These dealer estimates are reviewed for reasonableness using the Bank’s pricing model and/or by comparing the dealer estimates to pricing service quotations or dealer estimates for similar securities.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and forward rate agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate swap curve and, for agreements containing options, implied swaption volatility). As the provisions of the Bank’s master netting and collateral exchange agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 8), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers; these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the interest rate swap curve).
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

     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at March 31, 2009 or December 31, 2008.
     The carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2009 and December 31, 2008, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$21,803	$21,803	$20,765	$20,765
Interest-bearing deposits	184,904	184,904	3,683,609	3,683,609
Federal funds sold	491,000	491,000	1,872,000	1,872,000
Trading securities	3,108	3,108	3,370	3,370
Available-for-sale securities	10,373	10,373	127,532	127,532
Held-to-maturity securities	11,093,302	10,794,232	11,701,504	11,169,862
Advances	56,402,319	55,893,126	60,919,883	60,362,576
Mortgage loans held for portfolio, net	310,338	322,423	327,059	328,064
Accrued interest receivable	99,521	99,521	145,284	145,284
Derivative assets	10,300	10,300	77,137	77,137

Liabilities:
Deposits	1,303,143	1,303,178	1,425,066	1,425,274
Consolidated obligations:
Discount notes	21,029,495	21,104,692	16,745,420	16,897,389
Bonds	42,702,700	42,938,525	56,613,595	56,946,934
Mandatorily redeemable capital stock	77,818	77,818	90,353	90,353
Accrued interest payable	271,646	271,646	514,086	514,086
Derivative liabilities	21,893	21,893	2,326	2,326
     The following table summarizes the Bank’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 by their level within the fair value hierarchy (in thousands). As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$3,108	$—	$—	$—	$3,108
Available-for-sale securities	—	10,373	—	—	10,373
Derivative assets	—	726,687	—	(716,387)	10,300

Total assets at fair value	$3,108	$737,060	$—	$(716,387)	$23,781

Liabilities
Derivative liabilities	$—	$647,271	$—	$(625,378)	$21,893

Total liabilities at fair value	$—	$647,271	$—	$(625,378)	$21,893

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     During the three months ended March 31, 2009, the Bank recorded other-than-temporary impairments on two of its non-agency RMBS classified as held-to-maturity (see Note 4). Consistent with the valuation technique described above, the fair value measurements for these securities were obtained from non-binding dealer estimates (for each impaired security, one dealer estimate was received). Based on the reduced volume and level of market activity for this asset class, these nonrecurring fair value measurements fall within Level 3 of the fair value hierarchy.
     The following table summarizes the Bank’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 by their level within the fair value hierarchy (in thousands).

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$3,370	$—	$—	$—	$3,370
Available-for-sale securities	—	127,532	—	—	127,532
Derivative assets	—	849,571	—	(772,434)	77,137

Total assets at fair value	$3,370	$977,103	$—	$(772,434)	$208,039

Liabilities
Derivative liabilities	$—	$680,064	$—	$(677,738)	$2,326

Total liabilities at fair value	$—	$680,064	$—	$(677,738)	$2,326

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At March 31, 2009, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $1.072 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements (the “Agreements”) with the Treasury in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the FHLBanks.
     The Agreements set forth the terms under which a FHLBank may borrow from and pledge collateral to the Treasury. Under the Agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the Agreements, if any, are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury. On a weekly basis, regardless of whether there have been any borrowings under the Agreements, the FHLBanks are required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the Treasury, a schedule listing the collateral pledged to the Treasury. Each week, the FHLBanks must pledge collateral in an amount at least equal to the par value of consolidated obligation bonds and discount notes maturing in the next 15 days. In the case of advances collateral, a 13 percent haircut is applied to the outstanding principal balance of the assets in determining the amount that must be pledged to the Treasury. As of March 31, 2009, the Bank had pledged advances with an outstanding principal balance of $4,239,000,000 to the Treasury. At that same date, the Bank had not pledged any mortgage-backed securities to the Treasury.
     The Agreements terminate on December 31, 2009 but will remain in effect as to any loan outstanding on that date. A FHLBank may terminate its consent to be bound by the Agreement prior to that time so long as no loan is then outstanding to the Treasury.
     To date, none of the FHLBanks have borrowed under the GSECF.
     Other commitments and contingencies. At March 31, 2009 and December 31, 2008, the Bank had commitments to make additional advances totaling approximately $99,554,000 and $81,435,000 respectively. In addition, outstanding standby letters of credit totaled $5,145,639,000 and $5,174,019,000 at March 31, 2009 and December 31, 2008, respectively.
     At March 31, 2009, the Bank had commitments to issue $1,218,000,000 of consolidated obligation bonds/discount notes, all of which were hedged with interest rate swaps. The Bank had no commitments to issue consolidated obligations at December 31, 2008.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral exchange agreements. As of March 31, 2009 and December 31, 2008, the Bank had pledged cash collateral of $225,902,000 and $240,192,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the three months ended March 31, 2009 or 2008.

Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. Loans to other FHLBanks, consisting of overnight federal funds sold, totaled $400,000,000 at December 31, 2007. These funds, plus interest of $11,000, were repaid on January 2, 2008. There were no other loans to other FHLBanks during the three months ended March 31, 2009 or 2008. During the three months ended March 31, 2009 and 2008, interest expense on borrowings from other FHLBanks totaled $97 and $10,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	50,000	100,000
FHLBank of Seattle	—	25,000
Repayments to:
FHLBank of San Francisco	(50,000)	(100,000)
FHLBank of Seattle	—	(25,000)

Balance at March 31,	$—	$—

     During the three months ended March 31, 2008, the Bank’s available-for-sale securities portfolio included consolidated obligations for which other FHLBanks were the primary obligors and for which the Bank was jointly and severally liable. All of these consolidated obligations were purchased in the open market from third parties and were accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $648,000 for the three months ended March 31, 2008. These investments matured and were fully repaid during the fourth quarter of 2008.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issuing new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the three months ended March 31, 2009 or 2008.
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. During the three months ended March 31, 2008, the Bank transferred $300,000,000 and $150,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh and Cincinnati, respectively. In connection with these transactions, the assuming FHLBanks became the primary obligors for the transferred debt. The aggregate gains realized on these debt transfers totaled $4,280,000. The Bank did not transfer any debt to other FHLBanks during the three months ended March 31, 2009.
     Through July 31, 2008, the Bank received participation fees from the FHLBank of Chicago for mortgage loans that were originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through its Mortgage Partnership Finance® program. These fees totaled $66,000 during the three months ended March 31, 2008. No participation fees were received during the three months ended March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in “Item 1. Financial Statements.”
Forward-Looking Information
This quarterly report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the “Bank”) about its future results, performance, liquidity, financial condition, prospects and opportunities, including prospects for the payment of dividends. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual future results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A – Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009 (the “2008 10-K”) and “Item 1A – Risk Factors” in Part II of this quarterly report. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
Business
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency has responsibility to ensure that the FHLBanks: (i) operate in a safe and sound manner (including the maintenance of adequate capital and internal controls); (ii) foster liquid, efficient, competitive and resilient national housing finance markets; (iii) comply with applicable laws, rules, regulations, guidelines and orders (including the HER Act and the FHLB Act); (iv) carry out their statutory mission only through authorized activities; and (v) operate and conduct their activities in a manner that is consistent with the public interest. Consistent with these responsibilities, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provided that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of May 1, 2009, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement

No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” and as interpreted by the Derivatives Implementation Group and the staff of the Financial Accounting Standards Board (hereinafter collectively referred to as “SFAS 133”).
The Bank’s earnings, exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133, are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including the effect of net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) generally tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that approximate or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on average capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2009 and 2008 (all percentages are annualized figures).

	Three Months Ended
	March 31,
	2009	2008
Return on average capital stock	8.96%	5.11%

Average effective federal funds rate	0.18%	3.18%

Dividend rate paid	0.50%	4.50%

Reference average effective federal funds rate (reference rate) (1)	0.51%	4.50%

(1)	See discussion below for a description of the reference rate.
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
To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the three months ended March 31, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the fourth quarter of 2008 and the fourth quarter of 2007, respectively.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2009 and December 31, 2008.
MEMBERSHIP SUMMARY

	March 31,	December 31,
	2009	2008
Commercial banks	756	759
Thrifts	86	85
Credit unions	60	60
Insurance companies	19	19

Total members	921	923

Housing associates	8	8
Non-member borrowers	12	13

Total	941	944

Community Financial Institutions (CFIs)	790	796

Financial Market Conditions
Although many capital market participants remained cautious about the creditworthiness and liquidity of their investments during the first quarter of 2009, credit market conditions showed noticeable improvement during the first part of 2009 compared with the latter part of 2008, particularly compared with the last part of the third quarter and first part of the fourth quarter of 2008.
The heightened level of caution at the end of the third quarter and during the first half of the fourth quarter of 2008 was reinforced by a series of events affecting the financial services industry that resulted in significant changes in the number, ownership structure and liquidity of some of the largest U.S. financial services companies. These events included the appointment of a conservator for the secondary market housing GSEs, the bankruptcy filing of a large investment banking firm, combinations of investment banks with other large financial services firms and of large banking companies with other banking organizations, and the corporate restructuring of other investment banks as bank holding companies.
All of these changes in the landscape of the financial services industry and the ongoing uncertainty created in the credit markets motivated many investors to substantially further limit their credit and liquidity risk. This led to increased demand for U.S. Treasury securities and short-term agency investments, and at the same time diminished investors’ demand for or interest in any longer term investments, including callable and non-callable debt issued by the FHLBanks and the secondary market housing GSEs. These market dynamics were also reflected in widening spreads between yields on short-term Treasury securities and other short-term rates such as one- and three-month LIBOR.
In response to those events, the U.S. and other governments and their central banks continued to develop and implement an increasingly aggressive set of initiatives in an ongoing effort to provide support for and to restore the functioning of the global credit markets. In addition to providing direct support for particular market sectors, during the late third quarter and early fourth quarter of 2008 the U.S. government developed legislative initiatives that were ultimately enacted into law in early October 2008 as the Emergency Economic Stabilization Act of 2008. That legislation authorized the United States Department of the Treasury (the “Treasury”) to invest up to $700 billion in a wide variety of asset categories to support the credit markets. The combined effect of these initiatives contributed to a greater sense of stability in the capital markets at the very end of 2008 that continued into the early months of 2009.

While contributing to overall market stability, the variety of government initiatives, the different types of support those initiatives provided the markets, and the announced sunset dates for those support mechanisms also had the effect of creating uncertainty around the appropriate relationship of pricing for different types of instruments issued by different types of institutions.
As a result of these market developments, the FHLBanks’ cost of issuing senior debt with maturities greater than one year as compared to three-month LIBOR on a swapped cash flow basis rose sharply over the course of the third quarter of 2008 relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy any long-term debt instruments, coupled with strong investor demand for short-term, high-quality assets. In response, the FHLBanks issued large quantities of discount notes, floating-rate notes, and short-term callable and bullet bonds during the latter half of 2008 in order to accommodate investor preferences and demand. As a result, the FHLBanks increased their relative use of discount notes as a source of funding to meet their refunding needs and growing member demand for liquidity during the period.
While significant uncertainty remains regarding the future course of economic conditions and the credit markets, and a continuation of elevated market caution and reduced market liquidity for some period seems likely, the small but significant signs of improvement in the credit markets since the middle of the fourth quarter of 2008 continued through the first quarter of 2009. These improvements appear to have been supported by several of the governmental programs that were either introduced or expanded during the fourth quarter of 2008. Those programs included the Treasury’s implementation of the Troubled Asset Relief Program (“TARP”) authorized by Congress in October and the Federal Reserve’s purchases of commercial paper, agency debt securities (including FHLBank debt) and mortgage-backed securities, and expansion of its Term Auction Facility (“TAF”) for auctions of short-term liquidity. In addition, the expansion of the Temporary Liquidity Guarantee Program (“TLGP”) of the Federal Deposit Insurance Corporation (“FDIC”) provided additional support for bank funding by guaranteeing approximately $360 billion of otherwise unsecured bank debt issues through March 31, 2009, and, combined with the increase in the insured deposit limit to $250,000, encouraged depositors to leave larger balances in bank deposit accounts by extending deposit insurance to all transaction accounts.
In addition to those actions to provide liquidity directly to the markets, the Federal Reserve Board, through its Federal Open Market Committee, reduced its target for the federal funds rate first from 2.00 percent to 1.00 percent in two steps during October 2008, and then in December 2008 it reduced the target to a range between zero and 0.25 percent, a target range reaffirmed at its April 2009 meeting. Overnight inter-bank lending rates stabilized within that range in January 2009 and have remained at similar levels since that time.
In addition, one- and three-month LIBOR rates fell from 3.93 percent and 4.05 percent, respectively, at September 30, 2008 to 0.44 percent and 1.43 percent, respectively, as of December 31, 2008. Those rates generally stabilized and the spread between them declined further in early 2009; the two rates were 0.50 percent and 1.19 percent, respectively, at March 31, 2009, and fell to 0.41 percent and 1.02 percent, respectively, at April 30, 2009.
Along with these general, if gradual, credit market improvements over recent months, the FHLBanks’ access to debt with a wider range of maturities has also improved somewhat. The FHLBanks’ cost of issuing one- to three-year debt compared to three-month LIBOR on a swapped cash flow basis improved over the course of the first quarter of 2009 and the relative cost of FHLBank debt compared to three-month LIBOR across maturities has become somewhat more consistent. While there are still significant investor preferences for relatively shorter maturity assets, investor interest in and the pricing of somewhat longer dated securities has improved.
Despite the noted improvements in the credit markets, however, the general significant deterioration in economic conditions following the disruptive financial market events of September 2008 has not reversed, and the economy has remained weak since that time. The weaker economic outlook, along with uncertainty regarding the future of large financial institutions, the ultimate disposition of legacy assets with embedded credit losses, and the nature and extent of the need for the government’s efforts to support the banking industry, have combined to maintain market participants’ cautious approach to the credit markets.
The following table presents information on key market interest rates at March 31, 2009 and December 31, 2008 and key average market interest rates for the quarters ended March 31, 2009 and 2008.

	March 31,	December 31,	First	First
	2009	2008	Quarter	Quarter
	Ending	Ending	2009	2008
	Rate	Rate	Average	Average
Federal Funds Target (1)	0.25%	0.25%	0.25%	3.19%
Average Effective Federal Funds Rate (2)	0.16%	0.14%	0.18%	3.18%
1-month LIBOR (1)	0.50%	0.44%	0.46%	3.31%
3-month LIBOR (1)	1.19%	1.43%	1.24%	3.29%
2-year LIBOR (1)	1.38%	1.48%	1.54%	2.84%
5-year LIBOR (1)	2.21%	2.13%	2.37%	3.57%
10-year LIBOR (1)	2.86%	2.56%	2.93%	4.32%
3-month U.S. Treasury (1)	0.21%	0.08%	0.21%	2.10%
2-year U.S. Treasury (1)	0.81%	0.77%	0.90%	2.04%
5-year U.S. Treasury (1)	1.67%	1.55%	1.76%	2.75%
10-year U.S. Treasury (1)	2.71%	2.21%	2.74%	3.65%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
First Quarter 2009 Summary
•	The Bank ended the first quarter of 2009 with total assets of $68.7 billion and total advances of $56.4 billion, a decrease from $78.9 billion and $60.9 billion, respectively, at the end of 2008. The decline in advances during the quarter appears to have been attributable in large part to a combination of modest improvements in credit market conditions, the impact of efforts by the Federal Reserve and FDIC to support and provide liquidity to the financial markets in general and to depository institutions in particular, and an increase in deposit flows related in part to a shift in consumers’ investment preferences and weaker economic conditions.

•	The Bank’s net income for the first quarter of 2009 was $65.1 million, including $126.8 million in net gains on derivatives and hedging activities and $22.8 million of negative net interest income. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which contributed significantly to the Bank’s overall income before assessments of $88.7 million for the first quarter of 2009. Had the interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher (and its net gains on derivatives and hedging activities would have been lower) by $46.1 million.

•	The Bank’s net interest income for the first quarter of 2009 was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income for the three months ended March 31, 2009, most of which occurred early in the period. The Bank expects the negative impact of this debt to be minimal in the second quarter of 2009 as much of the debt issued in late 2008 has now been replaced with lower cost debt issued in 2009.

•	The $126.8 million in net gains on derivatives and hedging activities for the quarter included $46.1 million of net interest income on interest rate swaps accounted for as economic hedge derivatives, $55.5 million of net ineffectiveness-related gains on hedges related to consolidated obligation bonds and $26.4 million of net gains on economic hedge derivatives (excluding net interest settlements). As more fully described in the Bank’s 2008 10-K, during 2008 the Bank recognized $55.4 million of net ineffectiveness-related losses related to hedge ineffectiveness on interest rate swaps used to convert most of its fixed rate consolidated obligation bonds to LIBOR floating rates. Those losses were largely attributable to the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008. With relatively stable three-month LIBOR rates during the first quarter of 2009, these previous ineffectiveness-related losses reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. The net gains on the Bank’s economic hedge derivatives were due largely to gains on its portfolio of interest rate basis swaps that are used to hedge the risk of changes in spreads between one- and three-month LIBOR. The Bank held $11.2 billion (notional) of interest rate basis swaps with a net fair value of $51.2 million at March 31, 2009. Assuming that these swaps are held to maturity, these net unrealized gains will reverse in future periods. The timing of this reversal will depend on the relative level and volatility of future one-month and three-month LIBOR rates.

•	Unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities classified as held-to-maturity totaled $278.8 million (43.4 percent of amortized cost) at March 31, 2009, as compared to $277.0 million (40.9 percent of amortized cost) at December 31, 2008. Based on projections developed as part of its quarter-end analysis of the securities in this portfolio, the Bank continues to believe that these unrealized losses are principally the result of diminished liquidity and significant risk premiums in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities. In assessing the expected credit performance of these securities, the Bank determined that it is likely that it will not fully recover the amortized cost basis of two of its non-agency residential mortgage-backed securities (with an aggregate unpaid principal balance of $39.8 million) and, accordingly, these securities were deemed to be other-than-temporarily impaired at March 31, 2009. In accordance with the requirements of FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which the Bank elected to early adopt effective January 1, 2009, the credit component of the impairment losses (an aggregate amount of $17,000) was recognized in earnings while the non-credit component of the impairment losses ($26.2 million) was recognized in other comprehensive income during the first quarter of 2009. Prospects for future housing market conditions, which will influence whether the Bank will record any additional other-than-temporary impairment charges on these or any other securities in the future, remain uncertain.

•	At all times during the first quarter of 2009, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s retained earnings increased to $277.0 million at March 31, 2009 from $216.0 million at December 31, 2008.

•	During the first quarter of 2009, the Bank paid dividends totaling $4.1 million; the dividend was paid at a rate that approximated the benchmark average effective federal funds rate for the preceding quarter. While there can be no assurances about earnings, dividends, or regulatory actions for the remainder of 2009, the Bank currently anticipates that its recurring earnings will be sufficient both to continue paying dividends at a target rate that approximates the average effective federal funds rate for the applicable quarterly periods of 2009 and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Regulatory Developments
On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank and the other 11 FHLBanks with guidance regarding the process for determining other-than-temporary impairment (“OTTI”) with respect to non-agency (i.e., private-label) residential mortgage-backed securities (“RMBS”). The goal of the guidance is to promote consistency among all FHLBanks in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks (including the Bank) intended to early adopt FSP FAS 115-2, the Finance Agency guidance requires all FHLBanks to early adopt FSP FAS 115-2 effective January 1, 2009 and, for purposes of making OTTI determinations for the first quarter of 2009, to use a consistent set of key modeling assumptions and specified third party models. For a discussion of FSP FAS 115-2, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
Under the Finance Agency guidance, each FHLBank continues to identify, in a manner consistent with its internal policies and other Finance Agency requirements, non-agency RMBS it holds that should be subject to a cash flow analysis to determine whether those individual securities are other-than-temporarily impaired. For the first quarter of 2009, the Finance Agency guidance required that the FHLBank of San Francisco develop, in consultation with the other FHLBanks and the Finance Agency, FHLBank System-wide modeling assumptions to be used by all FHLBanks for purposes of producing cash flow analyses used in the OTTI assessment for non-agency RMBS other than securities backed by subprime and home equity loans. (The Bank does not own any securities that are designated as subprime or home equity RMBS.)
For the first quarter of 2009, the guidance also requires that each FHLBank conduct its OTTI analysis using specified third party models. Alternatively, a FHLBank may use the FHLBank System-wide assumptions in a different model provided certain conditions are met. A FHLBank that does not have access to the prescribed models or that does not meet the conditions for using an alternative model is required under the guidance to engage another FHLBank with access to those models to perform its cash flow analyses.
Since the Bank’s existing OTTI process already incorporated the use of the specified models, the Bank performed its own cash flow analyses as of March 31, 2009 and the Finance Agency guidance did not require any significant change in the Bank’s processes or internal controls. Similar to the process it employed to develop its key modeling assumptions for the prior reporting period, the Bank’s review of the FHLBank System-wide assumptions used in its first quarter 2009 OTTI process included comparisons of the assumptions and the resulting default rates, loss severities and cumulative losses for similar vintages and types of underlying collateral to projections provided by various industry sources. Based on the results of this review, the Bank concurred with and adopted the FHLB System-wide assumptions.
Financial Condition
The following table provides selected period-end balances as of March 31, 2009 and December 31, 2008, as well as selected average balances for the three-month period ended March 31, 2009 and the year ended December 31, 2008. In addition, the table provides the percentage increase or decrease in each of these balances from period-end to period-end or period-to-period, as appropriate. As shown in the table, the Bank’s total assets decreased by 13.0 percent (or $10.3 billion) during the three months ended March 31, 2009, due primarily to a $4.5 billion decrease in advances and a $4.9 billion decrease in its short-term liquidity holdings. As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2009, total consolidated obligations decreased by $9.6 billion as consolidated obligation bonds decreased by $13.9 billion and consolidated obligation discount notes increased by $4.3 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2009
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2008
Advances	$56,402	(7.4)%	$60,920
Short-term liquidity holdings
Interest-bearing deposits	185	(95.0)	3,684
Federal funds sold	491	(73.8)	1,872
Long-term investments (1)	11,103	(6.1)	11,829
Mortgage loans, net	310	(5.2)	327
Total assets	68,664	(13.0)	78,933
Consolidated obligations — bonds	42,703	(24.6)	56,614
Consolidated obligations — discount notes	21,029	25.6	16,745
Total consolidated obligations	63,732	(13.1)	73,359
Mandatorily redeemable capital stock	78	(13.3)	90
Capital stock	2,878	(10.7)	3,224
Retained earnings	277	28.2	216
Average total assets	74,244	(0.5)	74,641
Average capital stock	2,949	1.3	2,911
Average mandatorily redeemable capital stock	76	33.3	57

(1)	Consists of securities classified as held-to-maturity and available-for-sale.
Advances
The following table presents advances outstanding, by type of institution, as of March 31, 2009 and December 31, 2008.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial banks	$26,464	47%	$29,889	50%
Thrift institutions	27,230	48	27,687	46
Credit unions	1,404	3	1,565	3
Insurance companies	264	1	243	—

Total member advances	55,362	99	59,384	99

Housing associates	4	—	131	—
Non-member borrowers	425	1	730	1

Total par value of advances	$55,791	100%	$60,245	100%

Total par value of advances outstanding to CFIs	$10,231	18%	$11,530	19%

At March 31, 2009 and December 31, 2008, the carrying value of the Bank’s advances portfolio totaled $56.4 billion and $60.9 billion, respectively. The par value of outstanding advances at those dates was $55.8 billion and $60.2 billion, respectively.
Advances to members grew steadily over the course of the first three quarters of 2008, peaking near the end of the third quarter when conditions in the financial markets were particularly unsettled. Advances growth during the first three quarters of 2008 was generally spread across all segments of the Bank’s membership base, as prevailing credit market conditions in 2008 appeared to lead members to increase their borrowings in order to increase their liquidity, to take advantage of borrowing rates that were relatively attractive compared with alternative wholesale funding sources, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost.
Advances subsequently declined during the fourth quarter of 2008 and the first quarter of 2009 as market conditions calmed somewhat. The $4.4 billion decline in outstanding advances during the first three months of 2009 appears to have been attributable in large part to a combination of modest improvements in credit market conditions, the impact of the Federal Reserve and FDIC’s efforts to support and provide liquidity to the financial markets in general and to depository institutions in particular, and an increase in deposit flows related in part to a shift in consumers’ investment preferences and weaker economic conditions. The decline in advances during the first quarter was broad based across the Bank’s members; the majority of the decline occurred in fixed rate advances with maturities of less than one month.
At March 31, 2009, advances outstanding to the Bank’s ten largest borrowers totaled $37.3 billion, representing 66.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $39.2 billion at December 31, 2008, representing 65.1 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of March 31, 2009.
TEN LARGEST BORROWERS AS OF MARCH 31, 2009
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$22,263	39.9%
Comerica Bank	Dallas	TX	8,000	14.3
International Bank of Commerce	Laredo	TX	1,960	3.5
Guaranty Bank	Austin	TX	1,757	3.2
Southside Bank	Tyler	TX	743	1.3
First National Bank	Edinburg	TX	603	1.1
Arvest Bank	Rogers	AR	580	1.0
Renasant Bank	Tupelo	MS	505	0.9
First Community Bank	Taos	NM	499	0.9
Charter Bank	Sante Fe	NM	408	0.7

			$37,318	66.8%

(1)	Previously known as World Savings Bank, FSB (Texas)
Effective December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), the Bank’s largest borrower and shareholder. As indicated in the table above, Wachovia had $22.3 billion of advances outstanding as of March 31, 2009, which represented 39.9 percent of the Bank’s total outstanding advances at that date. Wachovia’s advances are scheduled to mature between April 2009 and October 2013. Wachovia repaid $0.5 billion of maturing advances and prepaid an additional $2.0 billion of its advances in April 2009 (along with associated prepayment fees) and its total outstanding advances balance fell to $19.7 billion at April 30, 2009.

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
For the reasons cited above, the Bank would expect the impact of a termination of Wachovia’s membership in the Bank and the resulting repayment of its advances to be negative. However, the Bank believes its ability to adjust its capital levels in response to any reduction in advances outstanding would mitigate to some extent the negative impact on the Bank’s shareholders. In addition, the net growth in advances to other members since August 2007, if substantially sustained, would also mitigate to some extent the negative impact that the loss of Wachovia’s advances would have on the Bank.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of March 31, 2009 and December 31, 2008.
COMPOSITION OF ADVANCES
(Dollars in millions)

	March 31, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$5,750	10.3%	$10,745	17.8%
Maturity 1 month to 12 months	4,298	7.7	3,404	5.6
Maturity greater than 1 year	7,092	12.7	7,446	12.4
Fixed rate, amortizing	3,601	6.5	3,654	6.1
Fixed rate, putable	4,288	7.7	4,201	7.0

Total fixed rate advances	25,029	44.9	29,450	48.9

Floating rate advances
Maturity less than one month	514	0.9	390	0.6
Maturity 1 month to 12 months	6,678	12.0	5,695	9.5
Maturity greater than 1 year	23,570	42.2	24,710	41.0

Total floating rate advances	30,762	55.1	30,795	51.1

Total par value	$55,791	100.0%	$60,245	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in the 2008 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which members may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances. In addition, as described in the 2008 10-K, the Bank reviews its members’ financial condition on at least a quarterly basis to identify any members whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At March 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $491 million of overnight federal funds sold to domestic counterparties and $185 million of interest-bearing deposits at the Federal Reserve Bank of Dallas. At December 31, 2008, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of interest-bearing deposits at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, and changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs.
Long-Term Investments
At March 31, 2009, the Bank’s long-term investment portfolio was comprised of $11.0 billion of mortgage-backed securities (“MBS”) and $0.1 billion of U.S. agency debentures. As of year-end 2008, the Bank’s long-term investment portfolio was comprised of $11.7 billion of MBS and $0.1 billion of U.S. agency debentures. The Bank’s long-term investment portfolio at March 31, 2009 and December 31, 2008 includes securities that are classified for balance sheet purposes as either held-to-maturity or available-for-sale as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
March 31, 2009	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$64	$—	$64	$63

MBS portfolio
U.S. government guaranteed obligations	28	—	28	27
Government-sponsored enterprises	10,166	9	10,175	10,121
Non-agency residential MBS	615	—	615	363
Non-agency commercial MBS	217	1	218	217

Total MBS	11,026	10	11,036	10,728

State or local housing agency debentures	3	—	3	3

Total long-term investments	$11,093	$10	$11,103	$10,794

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2008	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$66	$—	$66	$66

MBS portfolio
U.S. government guaranteed obligations	29	—	29	28
Government-sponsored enterprises	10,629	99	10,728	10,386
Non-agency residential MBS	677	—	677	400
Non-agency commercial MBS	297	28	325	287

Total MBS	11,632	127	11,759	11,101

State or local housing agency debentures	4	—	4	3

Total long-term investments	$11,702	$127	$11,829	$11,170

The Bank did not acquire any long-term investments during the three months ended March 31, 2009. During this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $590 million and $32 million, respectively. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise MBS) with an amortized cost of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. There were no other sales of available-for-sale securities during the three months ended March 31, 2009.
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
On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008 (“AB 2008-01”), the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital. On June 30, 2008, the Office of Supervision approved the Bank’s submission. The Bank’s Board of Directors may subsequently expand the Bank’s incremental MBS investment authority by some amount up to the entire additional 300 percent of capital authorized by the Finance Board. Any such increase authorized by the Bank’s Board of Directors would require approval from the Finance Agency. At March 31, 2009, the Bank held $11.0 billion of MBS, which represented 341 percent of its total regulatory capital. Between April 1, 2009 and May 8, 2009, the Bank purchased $632 million of additional agency MBS.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of March 31, 2009 and December 31, 2008.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	March 31, 2009		December 31, 2008
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$28	$28	$29	$29
Government-sponsored enterprises	10,316	10,163	10,880	10,714
Non-agency residential	642	615	677	677

Total floating rate CMOs	10,986	10,806	11,586	11,420

Interest rate swapped MBS(2)
AAA rated non-agency CMBS (3)	1	1	29	28
Government-sponsored enterprise DUS(4)	9	9	10	10

Total swapped MBS	10	10	39	38

Total floating rate MBS	10,996	10,816	11,625	11,458

Fixed rate MBS
Government-sponsored enterprises	3	3	4	4
AAA rated non-agency CMBS(5)	217	217	297	297

Total fixed rate MBS	220	220	301	301

Total MBS	$11,216	$11,036	$11,926	$11,759

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance-guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR-indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.

Unrealized losses on the Bank’s MBS classified as available-for-sale and held-to-maturity decreased from $1.7 million and $557.0 million, respectively, at December 31, 2008 to $0.3 million and $379.5 million, respectively, at March 31, 2009.
The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of March 31, 2009 and December 31, 2008.
UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	March 31, 2009		December 31, 2008
		Unrealized		Unrealized
	Gross	Losses as	Gross	Losses as
	Unrealized	Percentage of	Unrealized	Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost
Government guaranteed	$—	0.7%	$1	2.8%
Government-sponsored enterprises	100	1.0%	270	2.5%
Non-agency residential MBS	279	43.4%	277	40.9%
Non-agency commercial MBS	1	0.3%	11	3.4%

	$380		$559

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. An investment security is impaired if the fair value of the investment is less than its amortized cost. The unrealized losses on the Bank’s held-to-maturity securities portfolio as of March 31, 2009 were generally attributable to the widespread deterioration in credit market conditions over the last 18 to 21 months. All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 19 non-agency residential mortgage-backed securities, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at March 31, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS and, in the case of its non-agency commercial MBS (“CMBS”), the performance of the underlying loans and the credit support provided by the subordinate securities as further discussed below, the Bank expects that its holdings of U.S. government guaranteed debentures, state or local housing agency debentures, U.S. government guaranteed MBS, government-sponsored enterprise MBS and non-agency CMBS would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2009.
As of March 31, 2009, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $279 million, which represented 43.4 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of diminished liquidity and significant risk premiums in the non-agency RMBS market and do not accurately reflect the actual historical or currently expected future credit performance of the securities.
As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of March 31, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by either Moody’s or Fitch. As of March 31, 2009, all 18 of the 19 securities with credit ratings below triple-A from either Moody’s or Fitch that were also rated by S&P continued to be rated triple-A by S&P.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

	Number of	Amortized	Carrying	Estimated	Unrealized
Credit Rating	Securities	Cost	Value	Fair Value	Losses
Triple-A	23	$310,178	$310,178	$228,285	$81,893
Double-A	5	55,829	55,829	22,084	33,745
Single-A	1	37,065	37,065	18,579	18,486
Triple-B	8	124,477	124,477	46,884	77,593
Double-B	3	45,677	19,479	15,761	29,916
Single-B	2	68,447	68,447	31,318	37,129

Total	42	$641,673	$615,475	$362,911	$278,762

During the period from April 1, 2009 through May 8, 2009, Moody’s lowered its credit rating on one of the Bank’s non-agency RMBS from triple-A to double-A; as of March 31, 2009, this security had an amortized cost and estimated fair value of $14.3 million and $11.0 million, respectively. None of the Bank’s other non-agency RMBS were downgraded during this period.
At March 31, 2009, the Bank’s portfolio of non-agency RMBS was comprised of 42 securities with an aggregate unpaid principal balance of $642 million: 23 securities with an aggregate unpaid principal balance of $367 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $275 million are backed by option adjustable-rate mortgage (“option ARM”) loans. All of these investments are classified as held-to-maturity securities. The following table provides a summary of the Bank’s non-agency RMBS as of March 31, 2009 by collateral type and year of securitization.
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average (1)	Current (4)
Fixed Rate Collateral
2006	1	$46	$46	$24	$22	5.68%	9.86%	8.89%	9.86%
2005	1	37	37	19	18	5.05%	9.99%	6.84%	9.99%
2004	5	61	61	43	18	2.42%	13.46%	5.99%	10.61%
2003	13	207	207	163	44	0.52%	6.61%	4.02%	4.77%
2002 and prior	3	16	16	11	5	4.22%	20.38%	4.49%	16.53%

	23	367	367	260	107	2.10%	9.08%	5.26%	4.77%

Option ARM Collateral
2005	17	259	259	98	161	29.14%	50.04%	42.58%	34.80%
2004	2	16	16	5	11	34.63%	40.41%	30.17%	37.07%

	19	275	275	103	172	29.46%	49.49%	41.86%	34.80%

Total non-agency RMBS	42	$642	$642	$363	$279	13.82%	26.40%	20.94%	4.77%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2009, actual cumulative loan losses underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 3.01 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2008 is provided in the Bank’s 2008 10-K. There were no substantial changes in these concentrations during the three months ended March 31, 2009.

As of March 31, 2009, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $109 million that were classified as Alt-A at the time of issuance. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $66 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $43 million) are backed by option ARM loans. The Bank does not hold any MBS that were classified as subprime at the time of issuance. The following table provides a summary as of March 31, 2009 of the Bank’s non-agency RMBS that were classified as Alt-A at the time of issuance.
SECURITIES CLASSIFIED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average	Current (4)
2005	3	$80	$80	$33	$47	21.21%	29.36%	24.55%	9.99%
2004	1	14	14	11	3	5.84%	17.79%	6.85%	17.79%
2002 and prior	2	15	15	10	5	4.36%	19.77%	4.57%	16.53%

Total	6	$109	$109	$54	$55	16.88%	26.52%	19.48%	9.99%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2009, actual cumulative loan losses underlying the securities presented in the table ranged from 0.13 percent to 1.76 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
Since the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities owned by the Bank are insured by third party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS with adverse risk characteristics as of March 31, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the magnitude of the security’s estimated fair value discount as a percentage of the security’s amortized cost basis, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses and the ratio of seriously delinquent loans to credit enhancement. For this purpose, seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. The resulting month-by-month projections of future loan performance are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of two of its non-agency RMBS and, accordingly, these securities were deemed to be other-

than-temporarily impaired as of March 31, 2009. Each of these securities was issued in 2005 and is backed by option ARM loans; as of March 31, 2009, each of these securities was rated triple-A by S&P and double-B by Moody’s (Fitch does not rate either of these securities). The difference between the present value of the cash flows expected to be collected from these securities and their amortized cost bases (i.e., the credit losses) totaled $17,000 as of March 31, 2009. At that same date, the difference between the securities’ amortized cost bases (prior to recognition of the current-period credit losses) and their estimated fair values totaled $26,215,000. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), the amount of the total other-than-temporary impairment related to the credit loss was recognized in earnings and the amount of the total other-than-temporary impairment related to all other factors (i.e., the non-credit component) was recognized in other comprehensive income for the three months ended March 31, 2009. The following table sets forth additional information for each of the two other-than-temporarily impaired securities as of March 31, 2009 (in thousands).

	Amortized					Amortized
	Cost	Estimated		Credit	Non-Credit	Cost
	Prior to	Fair	Total	Component	Component	After
	OTTI	Value	OTTI	of OTTI	of OTTI	OTTI
Security #1	$18,503	$5,364	$13,139	$15	$13,124	$18,488
Security #2	21,290	8,214	13,076	2	13,074	21,288

Totals	$39,793	$13,578	$26,215	$17	$26,198	$39,776

Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at March 31, 2009.
In addition to its holdings of non-agency RMBS, as of March 31, 2009, the Bank held seven non-agency CMBS with an aggregate unpaid principal balance, amortized cost and estimated fair value of $218.0 million, $218.3 million and $218.0 million, respectively. All of these securities were issued in either 1999 or 2000 and all but one are classified as held-to-maturity. As of March 31, 2009, the portfolio’s weighted average collateral delinquency was 1.72 percent; at this same date, the weighted average credit enhancement approximated 38.21 percent.
While most of its MBS portfolio is comprised of floating rate CMOs ($11.0 billion par value at March 31, 2009) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2009, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($8.4 billion) was between 6.0 percent and 7.0 percent. Given the indicated level of rates as of March 31, 2009, one-month LIBOR rates were approximately 550 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $3.0 billion of interest rate caps with remaining maturities ranging from less than 1 month to 48 months as of March 31, 2009, and strike rates ranging from 6.25 percent to 7.00 percent and (ii) two forward-starting interest rate caps with terms commencing in June 2012, each of which has a notional amount of $250 million. The forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.5 percent and 7.0 percent, respectively. In April and early May 2009, six interest rate cap agreements having an aggregate notional amount of $1.75 billion and strike rates ranging from 6.75 percent to 7.0 percent expired. If interest rates rise above the strike rates specified in the remaining interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.

The Bank did not enter into any new stand-alone interest rate cap agreements during the three months ended March 31, 2009.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2011	$500	6.75%
Second quarter 2013	500	6.25%
Second quarter 2013	250	6.50%
Second quarter 2015 (1)	250	6.50%
Second quarter 2016 (1)	250	7.00%

	$1,750

(1)	These caps are effective beginning in June 2012.
Consolidated Obligations and Deposits
As of March 31, 2009, the carrying values of consolidated obligation bonds and discount notes totaled $42.7 billion and $21.0 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $42.2 billion and the par value of the Bank’s outstanding discount notes was $21.1 billion. In comparison, at December 31, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $56.6 billion and $16.7 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $56.0 billion and $16.9 billion, respectively.
During the three months ended March 31, 2009, the Bank’s outstanding consolidated obligation bonds decreased by $13.8 billion due primarily to decreases in the Bank’s outstanding advances and short-term liquidity holdings. The Bank relied in large part on the issuance of short-term bullet and floating rate bonds, as well as discount notes to meet its funding needs during the first quarter, as these funding sources were generally more attractively priced and more readily available in large volumes than long-term bullet and/or callable debt. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2009 and December 31, 2008.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	March 31, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, non-callable	$19,673	46.6%	$31,767	56.7%
Single-index floating rate	18,985	44.9	13,093	23.4
Fixed rate, callable	3,405	8.1	11,054	19.8
Conversion	170	0.4	—	—
Callable step-up	—	—	78	0.1
Callable step-down	—	—	15	—

Total par value	$42,233	100.0%	$56,007	100.0%

Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Single-index floating rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR or the daily federal funds rate; these bonds may contain caps that limit the increases in the floating rate coupons. Conversion bonds have coupons that convert from floating to fixed on predetermined dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
As discussed in the 2008 10-K, market developments during the second half of 2008 stimulated investors’ demand for short-term GSE debt and limited their demand for longer term debt. As a result, during the second half of 2008, the Bank’s funding costs associated with issuing long-maturity debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. These costs improved somewhat during the first quarter of 2009; during this period, the monthly weighted average cost of consolidated obligation bonds and discount notes that the Bank committed to issue (after consideration of any associated interest rate exchange agreements) ranged from approximately LIBOR minus 22.3 basis points to approximately LIBOR minus 45.3 basis points compared to a range of approximately LIBOR minus 7.4 basis points to approximately LIBOR minus 40.4 basis points during the second half of 2008 and a range of approximately LIBOR minus 20.9 basis points to approximately LIBOR minus 27.0 basis points during the first quarter of 2008.
During the first quarter of 2009, the proportion of outstanding callable bonds decreased due to the combination of the slope of the FHLBank funding curve and continued investor preferences for short-term, high-quality assets, while the proportion of floating-rate bonds increased. The weighted-average maturity of consolidated obligations outstanding remained relatively unchanged, as 75.7 percent of the Bank’s consolidated obligations were due in one year or less at March 31, 2009, as compared to 74.9 percent at December 31, 2008.
The following table is a summary of the Bank’s consolidated obligation bonds and discount notes outstanding at March 31, 2009 and December 31, 2008, by contractual maturity (at par value):
CONSOLIDATED OBLIGATION BONDS AND DISCOUNT NOTES BY CONTRACTUAL MATURITY
(dollars in millions)

	March 31, 2009		December 31, 2008
Contractual Maturity	Amount	Percentage	Amount	Percentage
Due in one year or less	$47,987	75.7%	$54,610	74.9%
Due after one year through two years	8,967	14.2	9,784	13.4
Due after two years through three years	1,920	3.0	2,239	3.1
Due after three years through four years	1,541	2.5	1,689	2.3
Due after four years through five years	895	1.4	944	1.3
Thereafter	2,049	3.2	3,665	5.0

Total	$63,359	100.0%	$72,931	100.0%

Demand and term deposits were $1.3 billion and $1.4 billion at March 31, 2009 and December 31, 2008, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $2.878 billion and $3.224 billion at March 31, 2009 and December 31, 2008, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) increased from $2.911 billion for the year ended December 31, 2008 to $2.949 billion for the three months ended March 31, 2009. The decrease in outstanding capital stock from December 31, 2008 to

March 31, 2009 was attributable primarily to the decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the three months ended March 31, 2009.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 30, 2009 and April 30, 2009, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2008.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 30, 2009	1,683,239	$168,324	$7,602
April 30, 2009	1,016,045	101,605	—
Mandatorily redeemable capital stock outstanding at March 31, 2009 and December 31, 2008 was $77.8 million and $90.4 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of March 31, 2009 and December 31, 2008.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	March 31, 2009		December 31, 2008
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by the FDIC, as receiver of Franklin Bank, S.S.B.	1	$57,503	1	$57,432
Held by Capital One, National Association	1	13,418	1	26,350
Held by Washington Mutual Bank	—	—	1	103
Subject to withdrawal notice	7	1,791	5	1,198
Held by other non-members	10	5,106	10	5,270

Total	19	$77,818	18	$90,353

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $3.314 billion at the end of 2008 to $2.956 billion at March 31, 2009.
At March 31, 2009 and December 31, 2008, the Bank’s ten largest shareholders held $1.7 billion and $1.9 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 57.9 percent and

57.4 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of March 31, 2009.
TEN LARGEST SHAREHOLDERS AS OF MARCH 31, 2009
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wachovia Bank, FSB (1)	Houston	TX	$926,412	31.3%
Comerica Bank	Dallas	TX	353,445	12.0
International Bank of Commerce	Laredo	TX	107,673	3.6
Guaranty Bank	Austin	TX	101,686	3.4
FDIC, as receiver of Franklin Bank, S.S.B.	Houston	TX	57,503	2.0
Southside Bank	Tyler	TX	39,459	1.3
Renasant Bank	Tupelo	MS	36,034	1.2
First National Bank	Edinburg	TX	31,168	1.1
Arvest Bank	Rogers	AR	30,191	1.0
Whitney National Bank	New Orleans	LA	29,930	1.0

			$1,713,501	57.9%

(1)	Previously known as World Savings Bank, FSB (Texas)
As of March 31, 2009, all of the stock held by the FDIC, as receiver of Franklin Bank, S.S.B., was classified as mandatorily redeemable capital stock (a liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at March 31, 2009. In April 2009, the Bank repurchased $102.5 million of Wachovia’s stock in connection with Wachovia’s repayment of $2.5 billion of advances.
At March 31, 2009, the Bank’s excess stock totaled $369.4 million, which represented 0.5 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the three months ended March 31, 2009, the Bank’s retained earnings increased by $61.0 million, from $216.0 million to $277.0 million. During this same period, the Bank paid dividends on capital stock totaling $4.1 million, which represented an annualized dividend rate of 0.50 percent. The Bank’s first quarter 2009 dividend rate approximated the average effective federal funds rate for the quarter ended December 31, 2008. In addition, the Bank paid dividends totaling $61,000 on capital stock classified as mandatorily redeemable capital stock. These dividends, which were also paid at an annualized rate of 0.50 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2008 through December 31, 2008, was paid on March 31, 2009.
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
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the remainder of 2009 at the reference average effective federal funds rate for the applicable dividend periods (i.e., for each calendar quarter during this period, the average effective federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash.
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 8 beginning on page 18 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of March 31, 2009 and December 31, 2008, the Bank’s notional balance of interest rate exchange agreements was $60.8 billion and $70.1 billion, respectively, while its total assets were $68.7 billion and $78.9 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. See discussion of credit risk in “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Counterparty Credit Risk.”
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of March 31, 2009 and December 31, 2008, and the net fair value changes recorded in earnings for each of those categories during the three months ended March 31, 2009 and 2008.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value (8)
	Total Notional at		Three Months Ended March 31,
	March 31, 2009	December 31, 2008	2009	2008
	(In millions of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$10,586	$9,959	$—	$—
Long-haul method(2)	1,108	1,164	(1,385)	233
Economic hedges(3)	5	5	(19)	(46)

Total	11,699	11,128	(1,404)	187

Investments
Long-haul method(2)	10	40	126	363
Economic hedges(4)	—	—	—	(85)

Total	10	40	126	278

Consolidated obligation bonds
Short-cut method(1)	95	95	—	—
Long-haul method(2)	19,775	37,795	55,533	929
Economic hedges(3)	6,605	110	(837)	840

Total	26,475	38,000	54,696	1,769

Consolidated obligation discount notes
Economic hedges(3)	6,936	5,270	(8,968)	6,153

Other economic hedges
Interest rate caps(5)	3,500	3,500	375	(1,596)
Basis swaps(6)	11,200	12,200	36,104	—
Forward rate agreement(7)	1,000	—	(223)	—
Member swaps (including offsetting swaps)	14	7	10	—

Total	15,714	15,707	36,266	(1,596)

Total derivatives	$60,834	$70,145	$80,716	$6,791

Total short-cut method	$10,681	$10,054	$—	$—
Total long-haul method	20,893	38,999	54,274	1,525
Total economic hedges	29,260	21,092	26,442	5,266

Total derivatives	$60,834	$70,145	$80,716	$6,791

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are (or were) matched to advances or consolidated obligations, but that either do not qualify for hedge accounting under SFAS 133 or were not designated in a SFAS 133 hedging relationship.

(4)	Interest rate derivatives that were matched to investment securities designated as available-for-sale, but that did not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	At March 31, 2009, the Bank held $11.2 billion (notional) of interest rate basis swaps that were entered into to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $1.0 billion, $3.0 billion, $1.0 billion, $5.2 billion, and $1.0 billion of these agreements expire in the first quarter of 2011, the second quarter of 2013, the second quarter of 2014, the fourth quarter of 2018, and the first quarter of 2024, respectively.

(7)	The Bank’s forward rate agreement hedges exposure to reset risk and expires in the second quarter of 2009.

(8)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges, the net change in fair value reflected above represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.

Market Value of Equity
The ratio of the Bank’s market value of equity to its book value of equity was 83 percent at March 31, 2009. In comparison, this ratio was 75 percent as of December 31, 2008. The improvement in the Bank’s market value to book value of equity ratio was due in large part to reductions in the unrealized losses on its agency MBS. The increase in fair value of these securities was due primarily to improved liquidity in the agency MBS market. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended March 31, 2009 and 2008 was $65.1 million and $31.3 million, respectively. The Bank’s net income for the three months ended March 31, 2009 represented an annualized return on average capital stock (ROCS) of 8.96 percent, which was 878 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 5.11 percent for the three months ended March 31, 2008, which exceeded the average effective federal funds rate for that quarter by 193 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the increase in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended March 31, 2009 and 2008, the effective rates were 26.5 percent and 26.6 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $23.5 million and $11.3 million, respectively.
Income Before Assessments
During the three months ended March 31, 2009 and 2008, the Bank’s income before assessments was $88.7 million and $42.6 million, respectively. The $46.1 million increase in income before assessments from period to period was attributable to a $117.2 million increase in other income, offset by a $70.3 million decrease in net interest income and a $0.8 million increase in other expense. The increase in other income was due primarily to a $121.9 million increase in net gains on derivatives and hedging activities, which was offset by a $5.7 million decrease in debt extinguishment gains.
The components of income before assessments (net interest income/expense, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income (Expense)
For the three months ended March 31, 2009 and 2008, the Bank’s net interest income (expense) was ($22.8 million) and $47.4 million, respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives, which contributed significantly to the Bank’s overall income before assessments for the first quarter of 2009. The decrease in net interest income was due primarily to lower short-term interest rates (the average effective federal funds rate declined from 3.18 percent for the three months ended March 31, 2008 to 0.18 percent for the three months ended March 31, 2009) and a decrease in the Bank’s net interest spread. These factors were partially offset by an increase in the average balance of earning assets from $64.4 billion for the three months ended March 31, 2008 to $74.3 billion for the corresponding period in 2009.

For the three months ended March 31, 2009 and 2008, the Bank’s net interest margin was (12) basis points and 29 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to lower short-term interest rates period-to-period, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 18 basis points for the three months ended March 31, 2008 to 8 basis points for the comparable period in 2009. In addition, the Bank’s net interest spread decreased from 11 basis points during the first three months of 2008 to (20) basis points during the first three months of 2009.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the three months ended March 31, 2009, the Bank used approximately $12.9 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR and approximately $5.8 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes. During the comparable period in 2008, the Bank was not a party to any interest rate basis swaps and it used approximately $2.8 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income (expense) on the Bank’s economic hedge derivatives totaled $46.1 million and ($1.9 million) for the three months ended March 31, 2009 and 2008, respectively. Had this interest income (expense) on economic hedge derivatives been included in net interest income, the Bank’s net interest income for the three months ended March 31, 2009 would have been $46.1 million higher, which would have made its net interest income positive, and its net interest income for the three months ended March 31, 2008 would have been marginally lower. For those periods, the Bank’s net interest margin would have been 13 basis points and 28 basis points, respectively, and its net interest spread would have been 5 basis points and 11 basis points, respectively.
The Bank’s net interest spread for the first quarter of 2009 was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income for the three months ended March 31, 2009, most of which occurred early in the period. The Bank expects the negative impact of this debt on its net interest income, net interest margin and net interest spread to be minimal in the second quarter of 2009, as much of the debt issued in late 2008 has now been replaced with lower cost debt issued in 2009.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2009 and 2008.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended March 31,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)
Assets
Interest-bearing deposits (b)	$398	1	0.21%	$150	$1	3.43%
Federal funds sold (c)	3,683	1	0.16%	5,839	48	3.27%
Investments
Trading	3	—	—	3	—	—
Available-for-sale (e)	104	—	1.76%	394	3	3.42%
Held-to-maturity	11,470	41	1.42%	8,643	91	4.22%
Advances (f)	58,304	257	1.76%	49,022	489	3.99%
Mortgage loans held for portfolio	320	4	5.54%	375	5	5.60%

Total earning assets	74,282	304	1.64%	64,426	637	3.95%
Cash and due from banks	21			110
Other assets	526			392
Derivatives netting adjustment (b)	(585)			(324)
Fair value adjustment on available-for-sale securities(e)	—			(2)

Total assets	$74,244	304	1.64%	$64,602	637	3.94%

Liabilities and Capital
Interest-bearing deposits (b)	$1,719	1	0.18%	$3,465	26	3.06%
Consolidated obligations
Bonds	49,032	227	1.85%	37,620	389	4.14%
Discount notes	20,094	99	1.97%	20,310	173	3.41%
Mandatorily redeemable capital stock and other borrowings	78	—	0.12%	72	2	3.18%

Total interest-bearing liabilities	70,923	327	1.84%	61,467	590	3.84%
Other liabilities	715			773
Derivatives netting adjustment (b)	(585)			(324)

Total liabilities	71,053	327	1.84%	61,916	590	3.81%

Total capital	3,191			2,686

Total liabilities and capital	$74,244		1.76%	$64,602		3.65%

Net interest income (expense)		$(23)			$47

Net interest margin			(0.12%)			0.29%
Net interest spread			(0.20%)			0.11%

Impact of non-interest bearing funds			0.08%			0.18%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on numbers in the whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2009 and 2008 in the table above include $210 million and $149 million, respectively, which are classified in derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the three months ended March 31, 2009 and 2008 in the table above include $375 million and $175 million, respectively, which are classified in derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Interest income/expense and average rates include the effects of interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on economic hedge derivatives totaled $46.1 million and ($1.9 million) for the three months ended March 31, 2009 and 2008, respectively. The net interest income (expense) on economic hedge derivatives is presented below in the section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2009 and 2008 and excludes net interest income (expense) on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended
	March 31, 2009 vs. 2008
	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$—	$—	$—
Federal funds sold	(13)	(34)	(47)
Investments
Trading	—	—	—
Available-for-sale	(1)	(2)	(3)
Held-to-maturity	24	(74)	(50)
Advances	79	(311)	(232)
Mortgage loans held for portfolio	(1)	—	(1)

Total interest income	88	(421)	(333)

Interest expense:
Interest-bearing deposits	(9)	(16)	(25)
Consolidated obligations:
Bonds	95	(257)	(162)
Discount notes	(2)	(72)	(74)
Mandatorily redeemable capital stock and other borrowings	(1)	(1)	(2)

Total interest expense	83	(346)	(263)

Changes in net interest income	$5	$(75)	$(70)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2009 and 2008.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Net losses on trading securities	$(79)	$(133)

Net interest expense associated with economic hedge derivatives related to available-for-sale securities	—	(21)
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation bonds	(575)	35
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation discount notes	8,233	(1,770)
Net interest income associated with stand-alone economic hedge derivatives (basis swaps)	38,544	—
Net interest expense associated with stand-alone economic hedge derivatives (forward rate agreements)	(84)	—
Net interest expense associated with economic hedge derivatives related to advances	(3)	(131)

Total net interest income (expense) associated with economic hedge derivatives	46,115	(1,887)

Gains (losses) related to economic hedge derivatives
Gains related to stand-alone derivatives (basis swaps)	36,104	—
Losses related to stand-alone derivatives (forward rate agreements)	(223)	—
Gains (losses) on interest rate caps related to held-to-maturity securities	375	(1,596)
Gains (losses) on discount note swaps	(8,968)	6,153
Net gains on member/offsetting swaps	10	—
Gains (losses) related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	(856)	709

Total fair value gains related to economic hedge derivatives	26,442	5,266

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	(1,385)	233
Net gains on debt and associated hedges	55,533	929
Net gains on AFS(1) securities and associated hedges	126	363

Total SFAS 133 fair value hedge ineffectiveness	54,274	1,525

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(17)	—
Gains on early extinguishment of debt	—	5,656
Realized gain on sale of AFS(1) security	843	—
Service fees	628	855
Other, net	1,676	1,449

Total other	3,130	7,960

Total other income	$129,882	$12,731

(1)	Available-for-sale

(2)	Consolidated obligations

The Bank’s trading securities consisted solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans. The value of these investments declined during the three months ended March 31, 2009 and 2008 due largely to falling stock prices.
The Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. Net interest income (expense) associated with these interest rate swaps totaled $8.2 million and ($1.8 million) during the three months ended March 31, 2009 and 2008, respectively. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be a source of volatility in the Bank’s earnings. During the three months ended March 31, 2009 and 2008, the recorded fair value gains (losses) in the Bank’s discount note swaps were ($9.0 million) and $6.2 million, respectively. At March 31, 2009, the carrying values of the Bank’s stand-alone discount note swaps totaled $0.2 million, excluding net accrued interest payable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. As of March 31, 2009, the Bank was a party to 13 interest rate basis swaps with an aggregate notional amount of $11.2 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when short-term interest rates are volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupon and the prevailing LIBOR rates at the valuation date. The recorded fair value changes in the Bank’s interest rate basis swaps were net gains of $36.1 million for the three months ended March 31, 2009. The Bank was not a party to any interest rate basis swaps during the three months ended March 31, 2008. Net interest income associated with the Bank’s interest rate basis swaps totaled $38.5 million for the three months ended March 31, 2009. At March 31, 2009, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $51.2 million, excluding net accrued interest receivable.
Because the Bank typically holds its discount note swaps and interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments are expected to be transitory, meaning that they will reverse in future periods in the form of unrealized losses, which will negatively impact the Bank’s earnings in those periods. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term LIBOR rates.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of March 31, 2009) entered into 12 interest rate cap agreements having a total notional amount of $3.5 billion. The premiums paid for these caps totaled $26.7 million, none of which was paid during the three months ended March 31, 2009 or 2008. At March 31, 2009, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $3.7 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can also be a source of volatility in the Bank’s earnings. The recorded fair value change in the Bank’s stand-alone caps was a gain of $0.4 million for the three months ended March 31, 2009, compared to a loss of $1.6 million for the corresponding period in 2008.
During the first three months of 2008, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during this period, the Bank repurchased $250 million of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $1,376,000 for the three months ended March 31, 2008. In addition, during the three months ended March 31, 2008, the Bank transferred consolidated obligations with an aggregate par value of $450 million to two of the other FHLBanks. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $4,280,000 for the three months ended March 31, 2008. The Bank did not extinguish or transfer any consolidated obligations during the three months ended March 31, 2009.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of substantially all of its available-for-sale securities, as well as some of its advances and consolidated obligation bonds. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $54.3 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2009 and 2008, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships totaled ($0.856 million) and $0.709 million, respectively.
As set forth in the table on page 60, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in the first quarter of 2009 as compared to the first quarter of 2008. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates decrease dramatically between the reset date and the valuation date (as they did during the fourth quarter of 2008), discounting the higher coupon rate cash flows being paid on the floating rate leg at the prevailing lower rate until the swap’s next reset date can result in ineffectiveness-related losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. Because the Bank typically holds its interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008, the Bank recognized ineffectiveness-related losses during the year ended December 31, 2008 of $55.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these ineffectiveness-related losses reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. As of December 31, 2008, the Bank had $37.8 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. As a result of calls and maturities, the Bank’s consolidated obligation bonds in long-haul fair value hedging relationships declined to $19.8 billion as of March 31, 2009.
Because the Bank has a much smaller balance of swapped assets than liabilities and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities. As of March 31, 2009, the Bank had approximately $11.7 billion of its assets in fair value hedge relationships, of which $10.6 billion qualified for the short-cut method of accounting, in which an assumption can be made that the change in fair value of the hedged item exactly offsets the change in value of the related derivative.

For a discussion of the sale of one of the Bank’s available-for-sale securities during the three months ended March 31, 2009, see the section above entitled “Financial Condition – Long-Term Investments.” There were no sales of available-for-sale securities during the three months ended March 31, 2008.
In the table on page 60, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. During the three months ended March 31, 2009 and 2008, letter of credit fees totaled $1.6 million and $1.4 million, respectively. At March 31, 2009, outstanding letters of credit totaled $5.1 billion.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency (previously the Finance Board) and the Office of Finance, totaled $18.4 million and $17.6 million for the three months ended March 31, 2009 and 2008, respectively.
Compensation and benefits were $9.8 million for the three months ended March 31, 2009, compared to $8.9 million for the corresponding period in 2008. The increase of $0.9 million was due primarily to an increase in the Bank’s average headcount and cost-of-living and merit increases. The Bank’s average headcount increased from 177 employees during the three months ended March 31, 2008 to 191 employees during the corresponding period in 2009. At March 31, 2009, the Bank employed 192 people.
Other operating expenses for the three months ended March 31, 2009 were $7.5 million compared to $7.9 million for the corresponding period in 2008. This decrease was largely attributable to the costs associated with the Bank’s previously considered merger with the FHLBank of Chicago, partially offset by its financial support of the relief efforts relating to Hurricanes Gustav and Ike.
From mid-2007 to April 2008, the Bank and the FHLBank of Chicago were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination.
In late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. Approximately $2.3 million and $2.4 million of these funds were disbursed during the first quarter of 2009 and the fourth quarter of 2008, respectively. The remaining funds are expected to be disbursed during the second quarter of 2009.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency (previously the Finance Board) and the Office of Finance. The Bank’s share of these expenses totaled $1,136,000 and $853,000 for the three months ended March 31, 2009 and 2008, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2009 and 2008, the Bank’s AHP assessments totaled $7.2 million and $3.5 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended March 31, 2009 and 2008, the Bank charged $16.3 million and $7.8 million, respectively, of REFCORP assessments to earnings.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2008 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2009, except as discussed below.
Other-Than-Temporary Impairment Assessments
Effective January 1, 2009, the Bank adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). Among other things, FSP FAS 115-2 revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. The FSP was issued on April 9, 2009 and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
For debt securities, the “ability and intent to hold” provision was eliminated in FSP FAS 115-2, and impairment is now considered to be other than temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, the “probability” standard relating to the collectibility of cash flows was eliminated in FSP FAS 115-2, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in FSP FAS 115-2 as a “credit loss”).
The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment on at least a quarterly basis. In doing so, the Bank considers many factors including, but not limited to: the credit ratings assigned to the securities by the NRSROs; other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Bank has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its non-agency residential and commercial MBS, the Bank also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.
In the case of its non-agency RMBS that exhibit adverse risk characteristics, the Bank employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment. In order to promote consistency among the 12 FHLBanks, for the first quarter of 2009, the Finance Agency required that the FHLBank of San Francisco develop, in consultation with the other FHLBanks and the Finance Agency, FHLBank System-wide modeling assumptions to be used by all FHLBanks for purposes of producing cash flow analyses used in the OTTI assessment for non-agency RMBS like the securities owned by the Bank. Similar to the process it employed to develop its key modeling assumptions for the prior reporting period, the Bank’s review of the FHLBank System-wide assumptions used in its first quarter 2009 OTTI process included comparisons of the assumptions and the resulting default rates, loss severities and cumulative losses for similar vintages and types of underlying collateral to projections provided by various industry sources. Based on the results of this review, the Bank concurred with and adopted the FHLB System-wide assumptions. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is other than temporary.
If the Bank intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other than temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.
In instances in which the Bank determines that a credit loss exists but the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the other-than-temporary impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors (i.e., the non-credit portion). The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income. If a credit loss does not exist, any impairment is not considered to be other-than-temporary.
Regardless of whether an other-than-temporary impairment is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the non-credit portion is recognized in other comprehensive income, the estimation of fair values has a significant impact on the amount(s) of any impairment that is recorded.
The non-credit portion of any other-than-temporary impairment losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For debt securities for which other-than-temporary impairments are recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes. Overnight federal funds typically comprise the large majority of the portfolio. At March 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $491 million of overnight federal funds sold to domestic counterparties and $185 million of interest-bearing deposits maintained at the Federal Reserve Bank of Dallas.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. Historically, the FHLBanks have issued debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to this market as needed during the business day to acquire funds to meet its needs. However, beginning in the second half of 2008, market conditions reduced investor demand for long-term debt issued by the FHLBanks, which led to substantially increased costs and significantly reduced availability of this funding source. At the same time, demand increased for short-term, high-quality assets such as FHLBank discount notes and short-term bonds. As a result, the Bank relied more heavily on the issuance of discount notes and short-term bullet and floating-rate bonds in order to meet its funding needs during the first quarter of 2009.
In addition to the liquidity provided from the proceeds of the issuance of consolidated obligations, the Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its MBS investments). Furthermore, the Bank has access to borrowings (typically short-term) from the other FHLBanks.
As discussed more fully in the Bank’s 2008 10-K, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”) on June 23, 2006. The Contingency Agreement and related procedures were entered into in order to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. Specifically, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Contingency Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. A FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Contingency Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Contingency Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”). Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
In addition to the funding sources described above, on September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical lending agreements with the Treasury in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The HER Act provided the Treasury with the authority to establish the GSECF, which is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Under these lending agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the agreements, if any, would be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The lending agreements terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date. For more information on the GSECF, see Item 1 – Business – Legislative and Regulatory Developments in the Bank’s 2008 10-K. To date, none of the FHLBanks have borrowed under the GSECF.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2009 or 2008.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2009, the Bank’s estimated operational liquidity requirement was $2.4 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $7.1 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2009, the Bank’s estimated contingent liquidity requirement was $4.2 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $5.6 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency on March 6, 2009, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank has been in compliance with both of these liquidity requirements since March 6, 2009.
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank does not currently believe that its ability to issue consolidated obligations will be impeded to that extent in the future. If, however, the Bank were unable to issue consolidated obligations for an extended period of time, the Bank would eventually exhaust the availability of purchased federal funds (including borrowings from other FHLBanks) and repurchase agreements as sources of funds. It is also possible that an event (such as a natural disaster) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements.
Under those circumstances, to the extent that the balance of principal and interest that came due on the Bank’s debt obligations and the funds needed to pay its operating expenses exceeded the cash inflows from its interest-earning assets and proceeds from maturing assets, and if access to the market for consolidated obligations was not again available, the Bank would seek to access funding under the Contingency Agreement to repay any principal and interest due on its consolidated obligations. However, if the Bank were unable to raise funds by issuing consolidated obligations, it is likely that the other FHLBanks would have similar difficulties issuing debt. If funds were not available under the Contingency Agreement, the Bank would be able to finance its operations, through December 31, 2009, only through borrowings under the GSECF. It is not clear if, or to what extent, borrowings under the GSECF would be available to fund growth in member advances. Currently, the Bank has no intention to access funding under the GSECF.
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2008 is provided in the Bank’s 2008 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2009.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2008 10-K. At March 31, 2009, the Bank’s total risk-based capital requirement was $489 million, comprised of credit risk, market risk and operations risk capital requirements of $144 million, $232 million and $113 million, respectively.

In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at March 31, 2009 or December 31, 2008. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2009, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2009 and December 31, 2008.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	March 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Risk-based capital	$489	$3,233	$930	$3,530

Total capital	$2,747	$3,233	$3,157	$3,530
Total capital-to-assets ratio	4.00%	4.71%	4.00%	4.47%

Leverage capital	$3,433	$4,849	$3,947	$5,295
Leverage capital-to-assets ratio	5.00%	7.06%	5.00%	6.71%
The Bank’s Risk Management Policy contains a minimum total capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Agency’s capital rules. At all times during the three months ended March 31, 2009, the Bank was in compliance with its operating target capital ratio.
Recently Issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s 2008 10-K. The information provided herein is intended to update the disclosures made in the Bank’s 2008 10-K.
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
The Bank also has investments in residential mortgage-related assets such as CMOs and MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. Historically, a decline in interest rates has generally resulted in accelerated mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity. Current economic and credit market conditions appear to have had an impact on mortgage prepayment activity, as borrowers whose mortgage rates are above current market rates and who might otherwise refinance or repay their mortgages more rapidly may not be able to obtain new mortgage loans at current lower rates due to reductions in their incomes, declines in the values of their homes, tighter lending standards, a general lack of credit availability, and/or delays in obtaining approval of new loans.
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Since the Bank generally purchases mortgage-backed securities with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As current liquidity discounts in the prices for these securities indicate, these interest rate factors may not be the same factors that are driving the market prices of the securities.
The Bank’s Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Risk Management Policy.
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. The Bank was in compliance with this limit on March 31, 2009; however, as discussed in more detail below, this risk metric exceeded the Bank’s policy limit on December 31, 2008, January 31, 2009 and February 28, 2009 due in part to factors other than interest rate risk.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under generally accepted accounting principles. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using either a pricing model or dealer estimates. These calculations include values for MBS based on estimated current market prices, which reflect significant discounts, the majority of which the Bank believes are related to credit concerns and a lack of market liquidity rather than the level and relationships between interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, excess REFCORP contributions, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.

For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2008 through March 2009. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points		Up 100 Basis Points (1)		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)	of Equity	Base Case(2)
December 2008	2.635	2.093	-20.57%	*	*	2.391	-9.26%	*	*

January 2009	2.525	2.089	-17.27%	*	*	2.312	-8.44%	*	*
February 2009	2.552	2.154	-15.60%	*	*	2.352	-7.84%	*	*
March 2009	2.685	2.304	-14.19%	*	*	2.513	-6.41%	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 200 and down 100 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the percentage decrease in the estimated market value of equity exceeded the Bank’s policy limit of 15 percent on December 31, 2008, January 31, 2009 and February 28, 2009, and remained relatively high compared to historical levels, but within the policy limit, as of March 31, 2009. However, the Bank’s estimated market value of equity was somewhat less sensitive to changes in interest rates at March 31, 2009 than at December 31, 2008. This reduced sensitivity, which is also reflected by a decrease in the Bank’s estimated duration of equity over the same period as shown in the table below, is primarily attributable to modest improvements in financial market conditions.
The ongoing elevated level of sensitivity of the Bank’s estimated market value of equity to changes in interest rates, which is also reflected by a relatively high estimated duration of equity as shown in the table below, is primarily attributable to a low estimated base case market value of equity due in large part to low estimated values for the Bank’s MBS, and the related sensitivity of the estimated value of the Bank’s MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a fixed spread to one-month LIBOR, the estimated market value of these securities remains sensitive to changes in interest rates due to the combination of low estimated base case market values, historically wide market spreads for similar securities versus their repricing index, the low absolute level of short-term interest rates, increases in the sensitivity of estimated prepayments and the corresponding sensitivity in market value related to the timing of the recapture of discounts in the value of embedded coupon caps to changes in interest rates.
The Bank’s analysis indicates that the elevated level of its market value sensitivity measures is due primarily to ongoing dislocations in the credit markets as opposed to an increase in its interest rate risk. Because the Bank has the intent and ability to hold the securities in its MBS portfolio to maturity, and because the elevated level of sensitivity is generally attributable to non-interest rate risk related factors, the Bank’s management and Board of Directors have determined that the recent exceptions to its policy guidelines are temporary and do not represent a significant change in the Bank’s interest rate risk profile.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2008 through March 2009.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100 (1)	Up 200 (1)	Down 100	Down 200
December 2008	0.56	(0.37)	0.19	6.36	13.42	14.38	*	*

January 2009	0.58	(0.36)	0.22	7.04	10.31	10.52	*	*
February 2009	0.55	(0.33)	0.22	6.78	8.89	9.06	*	*
March 2009	0.52	(0.35)	0.17	4.64	8.42	9.00	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 100 and 200 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
As shown above, the Bank’s duration of equity shortened from 6.36 years at December 31, 2008 to 4.64 years at March 31, 2009, indicating that the Bank’s market value of equity is less sensitive to changes in interest rates at March 31, 2009. This shortening is consistent with the decrease in the sensitivity of the Bank’s market value of equity to 200 basis point interest rate shocks, as discussed above, and is primarily attributable to modest improvements in financial market conditions.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, for the
10-year maturity point key rate duration, the Bank has established a separate limit of 15 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month end in the first quarter of 2009.
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
The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The Bank’s collateral exchange agreements with its counterparties generally establish maximum unsecured credit exposure thresholds (typically ranging from $100,000 to $500,000) that one party may have to the other. Once the counterparties agree to the valuations of the interest rate exchange agreements, and it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2009 and December 31, 2008.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Maximum	Cash	Cash
Credit	Number of	Notional		Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral
March 31, 2009
Aaa	1	$65.0		$—	$—	$—	$—
Aa(4)	11	50,206.9		305.1	289.8	13.7	1.6
A(5)	4	10,555.3		26.6	25.8	0.8	—
Excess Collateral	—	—		—	1.3	—	—

Total	16	$60,827.2	(6)	$331.7	$316.9	$14.5	$1.6

December 31, 2008
Aaa	3	$17,099.2		$35.2	$27.3	$7.9	$—
Aa(4)	9	43,239.8		341.9	288.5	52.4	1.0
A(5)	4	9,802.8		27.8	19.1	8.7	—

Total	16	$70,141.8	(6)	$404.9	$334.9	$69.0	$1.0

(1)	Credit ratings shown in the table are provided by Moody’s and are as of March 31, 2009 and December 31, 2008, respectively.

(2)	Includes amounts that had not settled as of March 31, 2009 and December 31, 2008.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on March 31, 2009 and December 31, 2008 credit exposures. Cash collateral totaling $14.4 million and $68.5 million was delivered under these agreements in early April 2009 and early January 2009, respectively.

(4)	The figures for Aa-rated counterparties as of March 31, 2009 and December 31, 2008 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $69 million and $128 million as of March 31, 2009 and December 31, 2008, respectively. These transactions represented a credit exposure of $1.8 million and $3.7 million to the Bank as of March 31, 2009 and December 31, 2008, respectively.

(5)	The figures for A-rated counterparties as of March 31, 2009 and December 31, 2008 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.2 billion and $ 1.4 billion as of March 31, 2009 and December 31, 2008, respectively, and did not represent a credit exposure to the Bank at either of those dates.

(6)	Excludes $7.1 million and $3.5 million (notional amounts) of interest rate derivatives with members at March 31, 2009 and December 31, 2008, respectively. This product offering is discussed in the paragraph below.

(7)	Excess collateral represents cash collateral held by the Bank in excess of the Bank’s exposure to certain counterparties as of March 31, 2009. No excess collateral was held by the Bank as of December 31, 2008.
In addition to the activities described above, the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s derivative counterparties discussed above. When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions consists of collateral that is eligible to secure advances and other obligations under the member’s Advances and Security Agreement with the Bank.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Bank’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Bank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following is intended to provide updated information with regard to specific risk factors included in our 2008 10-K filed with the Securities and Exchange Commission on March 27, 2009. The balance of the risk factors contained in our 2008 10-K also remain applicable to our business.
Exposure to credit risk on our investments and MPF loans could have a negative impact on our profitability and financial condition.
Disclosure Provided in Our 2008 10-K
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
In 2008, market prices for our non-agency RMBS holdings declined dramatically due in part to increasing delinquencies and higher loss severities on mortgage loans such as those underlying our securities and in part to market illiquidity. We do not consider any of our investments in non-agency RMBS to be other-than-temporarily impaired at December 31, 2008. However, if the performance of the loans underlying our non-agency RMBS continues to deteriorate, we may determine in the future that certain of the securities are other-than-temporarily impaired, and we would recognize an impairment loss equal to the difference between any affected security’s then-

current carrying amount and its estimated fair value, which would negatively impact our results of operations and financial condition. If we experienced losses that resulted in our not meeting required capitalization levels, we would be prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the Finance Agency, which could have a material adverse impact on a member’s investment in our capital stock.
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
Update to Disclosure in Our 2008 10-K
Due to the adverse change in actual and expected future home prices during the first three months of 2009, our other-than-temporary impairment analysis as of March 31, 2009 indicated that it is likely that we will not fully recover the amortized cost bases of two of our non-agency RMBS holdings and, accordingly, these securities were deemed to be other-than-temporarily impaired at that date.
On April 9, 2009, the Financial Accounting Standards Board issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2, which we elected to early adopt effective January 1, 2009, revises the recognition and reporting requirements for other-than-temporary impairments of debt securities and is applicable to our investments in non-agency RMBS. Under this new guidance, a credit loss exists and an impairment is considered to be other than temporary if the present value of cash flows expected to be collected from a debt security is less than the amortized cost basis of that security. In instances in which a determination is made that a credit loss exists but an entity does not intend to sell an impaired debt security and it is not more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
Because we do not intend to sell these two investments and it is not more likely than not that we will be required to sell the investments before recovery of our remaining amortized cost bases (that is, our previous amortized cost basis less the current period credit loss for each security), the amount of the total other-than-temporary impairments related to the credit losses was recognized in earnings and the amount of the total other-than-temporary impairments related to all other factors (i.e., the non-credit component) was recognized in other comprehensive income for the three months ended March 31, 2009. The credit and non-credit components of the total other-than-temporary impairments totaled $17,000 and $26,198,000, respectively.

If the actual and/or projected performance of the loans underlying our non-agency RMBS deteriorates beyond our current expectations, we could experience further losses on these two securities as well as losses on our other RMBS investments, which would negatively impact our results of operations and financial condition.
On March 5, 2009, the United States House of Representatives approved legislation that would allow judges in certain situations to modify the terms of mortgage loans on primary residences during bankruptcy proceedings and would allow servicers of residential mortgages in certain situations to modify the terms of those mortgages without threat of monetary damages or other equitable relief from investors or other parties to whom the servicer owes certain duties. Similar legislation was introduced in the United States Senate (the “Senate”) on April 24, 2009. The Senate did not approve the portion of the legislation allowing bankruptcy judges to modify the terms of mortgage loans. The Senate did, however, on May 6, 2009, approve the portion of the legislation regarding modifications of the terms of residential mortgages by servicers. If a servicer of residential mortgages agrees to enter into a residential loan modification, workout, or other loss mitigation plan with respect to a residential mortgage originated before the date of enactment of the legislation, including mortgages held in a securitization or other investment vehicle, to the extent that the servicer owes a duty to investors or other parties to maximize the net present value of such mortgages, the servicer is deemed to have satisfied that duty, and will not be liable to those investors or other parties, if certain criteria are met. Those criteria are (1) default on the mortgage has occurred, is imminent, or is reasonably foreseeable, (2) the mortgagor occupies the property securing the mortgage as his or her principal residence and (3) the servicer reasonably determined that the application of the loss mitigation plan to the mortgage will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. We are unable at this time to predict whether this legislation will be enacted and, if so, what impact it may have on the ultimate recoverability of our non-agency RMBS investments.
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

Federal Home Loan Bank of Dallas

May 15, 2009 Date	By	/s/ Michael Sims Michael Sims Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 15, 2009 Date	By	/s/ Tom Lewis Tom Lewis Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.