Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Dallas
filed 2009-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
At July 31, 2009, the registrant had outstanding 27,270,958 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$22,053	$20,765
Interest-bearing deposits	2,233,650	3,683,609
Federal funds sold	3,336,000	1,872,000
Trading securities (Note 11)	3,454	3,370
Available-for-sale securities (Notes 3 and 11)	3,037	127,532
Held-to-maturity securities (a) (Notes 4 and 11)	12,586,121	11,701,504
Advances (Notes 5 and 12)	53,469,938	60,919,883
Mortgage loans held for portfolio, net of allowance for credit losses of $258 and $261 at June 30, 2009 and December 31, 2008, respectively	289,521	327,059
Accrued interest receivable	82,512	145,284
Premises and equipment, net	23,576	20,488
Derivative assets (Notes 8 and 11)	29,738	77,137
Excess REFCORP contributions	—	16,881
Other assets	16,073	17,386

TOTAL ASSETS	$72,095,673	$78,932,898

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,172,549	$1,424,991
Non-interest bearing	75	75

Total deposits	1,172,624	1,425,066

Consolidated obligations, net (Note 6)
Discount notes	14,961,653	16,745,420
Bonds	52,492,151	56,613,595

Total consolidated obligations, net	67,453,804	73,359,015

Mandatorily redeemable capital stock	78,806	90,353
Accrued interest payable	181,597	514,086
Affordable Housing Program (Note 7)	46,444	43,067
Payable to REFCORP	5,836	—
Derivative liabilities (Notes 8 and 11)	5,151	2,326
Other liabilities	71,548	60,565

Total liabilities	69,015,810	75,494,478

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) issued and outstanding shares:
28,277,641 and 32,238,300 shares at June 30, 2009 and December 31, 2008, respectively	2,827,764	3,223,830
Retained earnings	301,442	216,025
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(1)	(1,661)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(49,549)	—
Postretirement benefits	207	226

Total accumulated other comprehensive income (loss)	(49,343)	(1,435)

Total capital	3,079,863	3,438,420

TOTAL LIABILITIES AND CAPITAL	$72,095,673	$78,932,898

(a)	Fair values: $12,318,846 and $11,169,862 at June 30, 2009 and December 31, 2008, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$178,904	$415,349	$434,783	$903,443
Prepayment fees on advances, net	9,850	967	10,654	1,295
Interest-bearing deposits	83	705	179	1,849
Federal funds sold	1,363	24,698	2,849	72,107
Available-for-sale securities	12	2,205	468	5,569
Held-to-maturity securities	37,836	80,361	78,652	171,609
Mortgage loans held for portfolio	4,109	5,025	8,547	10,272
Other	157	83	270	221

Total interest income	232,314	529,393	536,402	1,166,365

INTEREST EXPENSE
Consolidated obligations
Bonds	148,836	341,432	375,888	730,732
Discount notes	68,384	119,501	167,464	292,806
Deposits	305	15,641	1,066	41,991
Mandatorily redeemable capital stock	35	361	56	902
Other borrowings	1	81	2	108

Total interest expense	217,561	477,016	544,476	1,066,539

NET INTEREST INCOME (EXPENSE)	14,753	52,377	(8,074)	99,826

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(25,570)	—	(51,785)	—
Net non-credit impairment losses recognized in other comprehensive income	24,916	—	51,114	—

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(654)	—	(671)	—

Service fees	854	1,016	1,482	1,871
Net gain (loss) on trading securities	257	—	178	(133)
Realized gains on sales of available-for-sale securities	—	2,794	843	2,794
Net gains on derivatives and hedging activities	33,903	9,826	160,734	14,730
Gains on early extinguishment of debt	176	1,910	176	7,566
Other, net	1,565	1,468	3,241	2,917

Total other income	36,101	17,014	165,983	29,745

OTHER EXPENSE
Compensation and benefits	8,546	8,258	18,299	17,131
Other operating expenses	6,220	5,007	13,723	12,860
Finance Agency/Finance Board	561	433	1,163	865
Office of Finance	505	427	1,039	848

Total other expense	15,832	14,125	34,224	31,704

INCOME BEFORE ASSESSMENTS	35,022	55,266	123,685	97,867

Affordable Housing Program	2,863	4,548	10,102	8,081
REFCORP	6,432	10,143	22,717	17,957

Total assessments	9,295	14,691	32,819	26,038

NET INCOME	$25,727	$40,575	$90,866	$71,829

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2009	32,238	$3,223,830	$216,025	$(1,435)	$3,438,420

Proceeds from sale of capital stock	3,080	308,018	—	—	308,018
Repurchase/redemption of capital stock	(7,075)	(707,542)	—	—	(707,542)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,845)	—	—	(1,845)
Comprehensive income
Net income	—	—	90,866	—	90,866
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	2,503	2,503
Reclassification adjustment for realized gain on sale of available-for-sale security included in net income	—	—	—	(843)	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(51,266)	(51,266)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	152	152
Accretion of non-credit portion of other-than- temporary impairment losses to the carrying value of held-to-maturity securities	—	—	—	1,565	1,565
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	—	—	—	(17)	(17)
Amortization of net actuarial gain included in net periodic benefit cost	—	—	—	(2)	(2)

Total comprehensive income (a)	—	—	—	—	42,958

Dividends on capital stock (at 0.34 percent annualized rate)
Cash	—	—	(92)	—	(92)
Mandatorily redeemable capital stock	—	—	(54)	—	(54)
Stock	53	5,303	(5,303)	—	—

BALANCE, JUNE 30, 2009	28,278	$2,827,764	$301,442	$(49,343)	$3,079,863

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2008	23,940	$2,393,980	$211,762	$(570)	$2,605,172

Proceeds from sale of capital stock	10,324	1,032,449	—	—	1,032,449
Repurchase/redemption of capital stock	(3,967)	(396,676)	—	—	(396,676)
Shares reclassified to mandatorily redeemable capital stock	(149)	(14,951)	—	—	(14,951)
Comprehensive income
Net income	—	—	71,829	—	71,829
Other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	—	—	—	2,050	2,050
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	—	(2,794)	(2,794)
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	—	—	—	(17)	(17)
Amortization of net actuarial gain included in net periodic benefit cost	—	—	—	(2)	(2)

Total comprehensive income (a)	—	—	—	—	71,066

Dividends on capital stock (at 3.84 percent annualized rate)
Cash	—	—	(90)	—	(90)
Mandatorily redeemable capital stock	—	—	(214)	—	(214)
Stock	451	45,058	(45,058)	—	—

BALANCE, JUNE 30, 2008	30,599	$3,059,860	$238,229	$(1,333)	$3,296,756

(a)	For the three months ended June 30, 2009 and 2008, total comprehensive income of $2,653 and $44,586, respectively, includes net income of $25,727 and $40,575, respectively, net unrealized gains on available-for-sale securities of $287 and $6,815, respectively, reclassification adjustments for realized gains on sales of available-for-sale securities included in net income of $0 and ($2,794), respectively, non-credit portion of other-than-temporary impairment losses on held-to-maturity securities of ($25,068) and $0, respectively, reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income of $152 and $0, respectively, accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities of $1,565 and $0, respectively, amortization of prior service credit included in net periodic benefit cost of ($9) and ($9), respectively, and amortization of net actuarial gain included in net periodic benefit cost of ($1) and ($1), respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$90,866	$71,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(28,675)	(34,070)
Concessions on consolidated obligation bonds	4,071	10,275
Premises, equipment and computer software costs	2,333	2,070
Non-cash interest on mandatorily redeemable capital stock	98	1,469
Realized gains on sales of available-for-sale securities	(843)	(2,794)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	671	—
Gains on early extinguishment of debt	(176)	(7,566)
Net increase in trading securities	(84)	(724)
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	108,480	(40,531)
Decrease in accrued interest receivable	62,769	35,886
Decrease in other assets	1,598	4,034
Increase in Affordable Housing Program (AHP) liability	3,377	1,457
Increase (decrease) in accrued interest payable	(332,489)	38,351
Decrease in excess REFCORP contributions	16,881	—
Increase in payable to REFCORP	5,836	1,490
Increase (decrease) in other liabilities	(3,598)	348

Total adjustments	(159,751)	9,695

Net cash provided by (used in) operating activities	(68,885)	81,524

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	1,526,967	(14,122)
Net decrease (increase) in federal funds sold	(1,464,000)	1,893,000
Net decrease in loans to other FHLBanks	—	400,000
Net decrease in short-term held-to-maturity securities	—	592,255
Proceeds from maturities of long-term held-to-maturity securities	1,398,690	742,126
Purchases of long-term held-to-maturity securities	(2,316,353)	(2,792,115)
Proceeds from maturities of available-for-sale securities	39,471	50,103
Proceeds from sales of available-for-sale securities	87,019	257,646
Purchases of available-for-sale securities	—	(350,466)
Principal collected on advances	255,601,047	397,588,103
Advances made	(248,401,858)	(411,478,955)
Principal collected on mortgage loans held for portfolio	37,270	29,341
Purchases of premises, equipment and computer software	(5,998)	(1,313)

Net cash provided by (used in) investing activities	6,502,255	(13,084,397)

FINANCING ACTIVITIES
Net decrease in deposits and pass-through reserves	(346,933)	(612,239)
Net increase in federal funds purchased	—	185,000
Net proceeds from derivative contracts with financing elements	4,507	1,620
Net proceeds from issuance of consolidated obligations
Discount notes	170,832,385	481,460,341
Bonds	29,062,088	39,823,538
Debt issuance costs	(3,862)	(3,344)
Proceeds from assumption of debt from other FHLBanks	—	139,354
Payments for maturing and retiring consolidated obligations
Discount notes	(172,610,643)	(486,885,352)
Bonds	(32,956,464)	(21,269,093)
Payments to other FHLBanks for assumption of debt	—	(487,154)
Proceeds from issuance of capital stock	308,018	1,032,449
Proceeds from issuance of mandatorily redeemable capital stock	73	—
Payments for redemption of mandatorily redeemable capital stock	(13,617)	(28,468)
Payments for repurchase/redemption of capital stock	(707,542)	(396,676)
Cash dividends paid	(92)	(90)

Net cash provided by (used in) financing activities	(6,432,082)	12,959,886

Net increase (decrease) in cash and cash equivalents	1,288	(42,987)
Cash and cash equivalents at beginning of the period	20,765	74,699

Cash and cash equivalents at end of the period	$22,053	$31,712

Supplemental Disclosures:
Interest paid	$749,472	$1,082,446

AHP payments, net	$6,725	$6,624

REFCORP payments	$—	$16,467

Stock dividends issued	$5,303	$45,058

Dividends paid through issuance of mandatorily redeemable capital stock	$54	$214

Capital stock reclassified to mandatorily redeemable capital stock	$1,845	$14,951

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
Note 1—Basis of Presentation
     The accompanying interim financial statements of the Federal Home Loan Bank of Dallas (the “Bank”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Bank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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
     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency mortgage-backed securities for other-than-temporary impairment. Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.
     Subsequent Events. The Bank has evaluated subsequent events for potential recognition or disclosure in these financial statements through the time of their issuance on August 12, 2009.
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
     The non-credit component of any other-than-temporary impairment losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive income to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional non-credit impairment is concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
     FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP is to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. If an entity elects to early adopt FSP FAS 115-2, it must also concurrently adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The Bank elected to early adopt FSP FAS 115-2 effective January 1, 2009. As the Bank did not hold any debt securities as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized, no cumulative effect transition adjustment was required. The impact of the adoption of FSP FAS 115-2 was to increase the Bank’s net income by $26,463,000 and $36,104,000 for the three and six months ended June 30, 2009, respectively.
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
     FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements. Previously, these disclosures were required only in annual financial statements. In addition, FSP FAS 107-1 amends SFAS 107 to require disclosure in interim and annual financial statements of any changes in the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also concurrently adopts FSP FAS 157-4 and FSP FAS 115-2. The Bank elected to early adopt FSP FAS 107-1 effective January 1, 2009 and the adoption did not have any impact on the Bank’s results of operations or financial condition. The interim period disclosures required by FSP FAS 107-1 are presented in Note 11.
     SFAS 165. On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (1) the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity must recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). SFAS 165 does not apply to subsequent events or transactions that are specifically addressed in other applicable GAAP. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The

Bank adopted SFAS 165 for the interim period ended June 30, 2009. The disclosures required by SFAS 165 are presented in Note 1.
     SFAS 166. On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to change how entities account for transfers of financial assets by (1) eliminating the concept of a qualifying special-purpose entity, (2) defining the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, (3) clarifying the isolation analysis to ensure that an entity considers all of its continuing involvements with transferred financial assets to determine whether a transfer may be accounted for as a sale, (4) eliminating an exception that currently permits an entity to derecognize certain transferred mortgage loans when that entity has not surrendered control over those loans, and (5) requiring enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of SFAS 166 is not expected to have a material impact on the Bank’s results of operations or financial condition.
     SFAS 168. On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. Rules and interpretive releases of the SEC will continue to be sources of authoritative GAAP for SEC registrants. Following the issuance of SFAS 168, the FASB will not issue new standards in the form of Statements, FSPs or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Rather, Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding the changes to the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the Bank). As SFAS 168 is not intended to change or alter existing GAAP, its adoption is not expected to have any impact on the Bank’s results of operations or financial condition.
Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of June 30, 2009 consisted of one government-sponsored enterprise mortgage-backed security with an amortized cost of $3,038,000 and an estimated fair value of $3,037,000. The security was paid in full in July 2009.
     Available-for-sale securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities
Government-sponsored enterprises	$99,770	$—	$886	$98,884
Non-agency commercial mortgage-backed security	29,423	—	775	28,648

Total	$129,193	$—	$1,661	$127,532

     The amortized cost of the Bank’s available-for-sale securities includes hedging adjustments. In addition, at December 31, 2008, the amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale included net discounts of $4,159,000.

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

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate pass-through securities	$3,038	$40,096
Variable-rate collateralized mortgage obligation	—	89,097

Total	$3,038	$129,193

     Gains on Sale. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise mortgage-backed security) with an amortized cost (determined by the specific identification method) of $86,176,000. Proceeds from the sale totaled $87,019,000, resulting in a gross realized gain of $843,000.
     In April 2008, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $254,852,000. Proceeds from the sales totaled $257,646,000, resulting in gross realized gains of $2,794,000. There were no other sales of available-for-sale securities during the six months ended June 30, 2009 or 2008.
Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2009 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$62,354	$—	$62,354	$454	$238	$62,570
State or local housing agency obligations	3,265	—	3,265	—	338	2,927

	65,619	—	65,619	454	576	65,497

Mortgage-backed securities
U.S. government guaranteed obligations	26,513	—	26,513	2	148	26,367
Government-sponsored enterprises	11,817,048	—	11,817,048	36,636	137,805	11,715,879
Non-agency residential mortgage-backed securities	590,052	49,549	540,503	—	167,336	373,167
Non-agency commercial mortgage-backed securities	136,438	—	136,438	1,498	—	137,936

	12,570,051	49,549	12,520,502	38,136	305,289	12,253,349

Total	$12,635,670	$49,549	$12,586,121	$38,590	$305,865	$12,318,846

     Held-to-maturity securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost/Carrying	Holding	Holding	Estimated
	Value	Gains	Losses	Fair Value
Debentures
U.S. government guaranteed obligations	$65,888	$581	$935	$65,534
State or local housing agency obligations	3,785	—	357	3,428

	69,673	581	1,292	68,962

Mortgage-backed securities
U.S. government guaranteed obligations	28,632	—	804	27,828
Government-sponsored enterprises	10,629,290	26,025	268,756	10,386,559
Non-agency residential mortgage-backed securities	676,804	—	277,040	399,764
Non-agency commercial mortgage-backed securities	297,105	—	10,356	286,749

	11,631,831	26,025	556,956	11,100,900

Total	$11,701,504	$26,606	$558,248	$11,169,862

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2009. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	1	$11,050	$106	1	$12,826	$132	2	$23,876	$238
State or local housing agency obligations	—	—	—	1	2,927	338	1	2,927	338

	1	11,050	106	2	15,753	470	3	26,803	576

Mortgage-backed securities
U.S. government guaranteed obligations	3	8,082	24	6	15,054	124	9	23,136	148
Government-sponsored enterprises	51	4,211,431	28,806	176	4,665,735	108,999	227	8,877,166	137,805
Non-agency residential mortgage-backed securities	—	—	—	42	373,167	216,885	42	373,167	216,885

	54	4,219,513	28,830	224	5,053,956	326,008	278	9,273,469	354,838

Total	55	$4,230,563	$28,936	226	$5,069,709	$326,478	281	$9,300,272	$355,414

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

     The unrealized losses on the Bank’s held-to-maturity securities portfolio as of June 30, 2009 were generally attributable to the widespread deterioration in credit market conditions over the last 21 to 24 months. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): Moody’s Investors Service (“Moody’s”), Standard and Poor’s (“S&P”) and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency (i.e., private label) residential mortgage-backed securities, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at June 30, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”) and, in the case of its non-agency commercial MBS (“CMBS”), the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of U.S. government guaranteed debentures, state or local housing agency debentures, U.S. government guaranteed MBS, government-sponsored enterprise MBS and non-agency CMBS would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2009.
     As of June 30, 2009, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $216,885,000, which represented 36.8 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of diminished liquidity and significant risk premiums in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
     As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of June 30, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch. As of June 30, 2009, 18 of the 20 securities with credit ratings below triple-A from either Moody’s or Fitch continued to be rated triple-A by S&P (at that date, S&P had six of these securities on ratings watch negative). One security that is rated triple-B by Moody’s is rated single-A by S&P and the remaining security is not rated by S&P.

	Number of	Amortized	Carrying	Estimated	Unrealized
Credit Rating	Securities	Cost	Value	Fair Value	Losses
Triple-A	22	$257,024	$257,024	$212,457	$44,567
Double-A	6	65,827	65,827	34,647	31,180
Single-A	1	34,677	34,677	19,037	15,640
Triple-B	8	120,355	111,789	51,666	68,689
Double-B	3	45,064	20,583	18,634	26,430
Single-B	2	67,105	50,603	36,726	30,379

Total	42	$590,052	$540,503	$373,167	$216,885

     Because the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities owned by the Bank are insured by third party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account an assumed default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase 1 percent in the first year, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of four of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of June 30, 2009. These securities included two securities, with an aggregate unpaid principal balance of $39.4 million at June 30, 2009, that had previously been identified as other-than-temporarily impaired at March 31, 2009 and two securities, with an aggregate unpaid principal balance of $61.1 million at June 30, 2009, that were determined to be other-than-temporarily impaired as of June 30, 2009. The difference between the present value of the cash flows expected to be collected from these securities and their amortized cost bases (i.e., the credit losses) totaled $654,000 as of June 30, 2009. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), only the amounts related to the credit losses were recognized in earnings. Because the estimated fair values of the two previously impaired securities increased by an amount greater than the accretion of the non-credit portion of the other-than-temporary impairment charge recorded in accumulated other comprehensive income as of March 31, 2009, the additional credit losses associated with these previously impaired securities, totaling $152,000, were reclassified from accumulated other comprehensive income to earnings during the three months ended June 30, 2009. No additional impairment was recorded for these securities in other comprehensive income during the three months ended June 30, 2009. At June 30, 2009, the difference between the two newly impaired securities’ amortized cost bases (after recognition of the current-period credit losses totaling $502,000) and their estimated fair values totaled $25,068,000, which was recognized in other comprehensive income.

     The following tables set forth additional information for each of the securities that were deemed to be other-than-temporarily impaired as of June 30, 2009 (in thousands). The information is as of and for the six months ended June 30, 2009. The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of June 30, 2009.

	Period of			Credit	Non-Credit
	Initial	Credit	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Double-B	$13,139	$155	$12,984
Security #2	Q1 2009	Double-B	13,076	14	13,062
Security #3	Q2 2009	Single-B	16,985	482	16,503
Security #4	Q2 2009	Triple-B	8,585	20	8,565

Totals			$51,785	$671	$51,114

	Amortized	Non-Credit	Accretion of		Estimated
	Cost	Component	Non-Credit	Carrying	Fair
	After OTTI	of OTTI	Component	Value	Value
Security #1	$18,190	$12,984	$780	$5,986	$6,973
Security #2	21,016	13,062	785	8,739	9,142
Security #3	45,423	16,503	—	28,920	28,920
Security #4	15,143	8,565	—	6,578	6,578

Totals	$99,772	$51,114	$1,565	$50,223	$51,613

     For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009 (dollars in thousands):

				Significant Inputs
			Unpaid	Projected	Projected	Projected	Current
	Year of	Collateral	Principal	Prepayment	Default	Loss	Credit
	Securitization	Type	Balance	Rate	Rate	Severity	Enhancement
Security #1	2005	Alt-A/Option ARM	$18,346	10.3%	70.0%	40.1%	38.6%
Security #2	2005	Alt-A/Option ARM	21,030	12.2%	58.8%	43.9%	51.1%
Security #3	2006	Alt-A/Fixed Rate	45,905	19.6%	22.8%	39.2%	9.4%
Security #4	2005	Alt-A/Option ARM	15,163	11.4%	67.7%	41.2%	52.5%

Total			$100,444

     The following table presents a rollforward for the three and six months ended June 30, 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Balance of credit losses, beginning of period	$17	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	502	671
Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	152	—

Balance of credit losses, end of period	$671	$671

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at June 30, 2009.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2009 and December 31, 2008 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	June 30, 2009			December 31, 2008
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Due in one year or less	$484	$484	$487	$—	$—	$—
Due after one year through five years	4,141	4,141	4,253	5,386	5,386	5,565
Due after five years through ten years	33,616	33,616	33,954	35,527	35,527	35,768
Due after ten years	27,378	27,378	26,803	28,760	28,760	27,629

	65,619	65,619	65,497	69,673	69,673	68,962
Mortgage-backed securities	12,570,051	12,520,502	12,253,349	11,631,831	11,631,831	11,100,900

Total	$12,635,670	$12,586,121	$12,318,846	$11,701,504	$11,701,504	$11,169,862

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $158,292,000 and $161,711,000 at June 30, 2009 and December 31, 2008, respectively, of which $671,000 and $0, respectively, represent the credit component associated with four other-than-temporarily impaired securities.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$65,619	$69,673

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	1,138	1,253
Collateralized mortgage obligations
Fixed-rate	138,644	299,528
Variable-rate	12,430,269	11,331,050

	12,570,051	11,631,831

Total	$12,635,670	$11,701,504

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2008 or the six months ended June 30, 2009.
Note 5—Advances
     Redemption Terms. At June 30, 2009 and December 31, 2008, the Bank had advances outstanding at interest rates ranging from 0.06 percent to 8.66 percent and 0.05 percent to 8.66 percent, respectively, as summarized below (in thousands).

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$2,274	4.08%	$99	4.08%

Due in one year or less	16,944,728	1.20	20,465,819	1.69
Due after one year through two years	8,892,724	1.58	8,346,234	2.41
Due after two years through three years	6,742,835	1.48	6,912,931	2.83
Due after three years through four years	11,005,410	1.00	7,916,643	2.40
Due after four years through five years	2,194,977	1.54	8,489,391	2.52
Due after five years	3,758,240	3.67	4,459,565	3.45
Amortizing advances	3,504,486	4.58	3,654,181	4.62

Total par value	53,045,674	1.67%	60,244,863	2.44%

Deferred prepayment fees	(898)		(937)
Commitment fees	(45)		(28)
Hedging adjustments	425,207		675,985

Total	$53,469,938		$60,919,883

     The balance of overdrawn demand deposit accounts was fully collateralized at June 30, 2009 and was repaid on July 1, 2009.
     Amortizing advances require repayment according to predetermined amortization schedules.

     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2009 and December 31, 2008, the Bank had aggregate prepayable and callable advances totaling $220,442,000 and $204,543,000, respectively.
     The following table summarizes advances at June 30, 2009 and December 31, 2008, by the earlier of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008
Overdrawn demand deposit accounts	$2,274	$99

Due in one year or less	16,989,752	20,528,616
Due after one year through two years	8,933,744	8,382,703
Due after two years through three years	6,775,051	6,943,915
Due after three years through four years	11,024,769	7,943,468
Due after four years through five years	2,212,954	8,486,971
Due after five years	3,602,644	4,304,910
Amortizing advances	3,504,486	3,654,181

Total par value	$53,045,674	$60,244,863

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2009 and December 31, 2008, the Bank had putable advances outstanding totaling $4,236,521,000 and $4,200,521,000, respectively.
     The following table summarizes advances at June 30, 2009 and December 31, 2008, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2009	December 31, 2008
Overdrawn demand deposit accounts	$2,274	$99

Due in one year or less	19,559,599	23,095,889
Due after one year through two years	9,120,174	8,457,034
Due after two years through three years	6,918,084	7,119,881
Due after three years through four years	10,650,310	7,887,393
Due after four years through five years	2,062,977	8,033,791
Due after five years	1,227,770	1,996,595
Amortizing advances	3,504,486	3,654,181

Total par value	$53,045,674	$60,244,863

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at June 30, 2009 and December 31, 2008 (in thousands, based upon par amount):

	June 30, 2009	December 31, 2008
Fixed-rate	$24,337,116	$29,449,463
Variable-rate	28,708,558	30,795,400

Total par value	$53,045,674	$60,244,863

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $9,370,000 and $1,042,000 during the three months ended June 30, 2009 and 2008, respectively, and were $10,343,000 and $1,319,000 during the six months ended June 30, 2009 and 2008, respectively. None of the gross advance prepayment fees were deferred during the six months ended June 30, 2009. The Bank deferred $88,000 of the gross advance prepayment fees during both the three and six months ended June 30, 2008.
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
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.056 trillion and $1.252 trillion at June 30, 2009 and December 31, 2008, respectively. The Bank was the primary obligor on $67.1 billion and $72.9 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2009 and December 31, 2008 (in thousands, at par value).

	June 30, 2009	December 31, 2008
Fixed-rate	$22,428,569	$42,821,181
Simple variable-rate	28,285,000	13,093,000
Step-up	1,230,000	77,635
Variable that converts to fixed	170,000	—
Step-down	—	15,000

Total par value	$52,113,569	$56,006,816

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2009 and December 31, 2008, by contractual maturity (in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$28,934,009	1.50%	$37,685,991	2.88%
Due after one year through two years	15,477,920	1.30	9,783,835	3.56
Due after two years through three years	2,798,625	3.56	2,238,685	4.18
Due after three years through four years	1,462,500	4.10	1,688,940	4.71
Due after four years through five years	1,086,940	4.43	944,015	4.39
Thereafter	2,353,575	4.88	3,665,350	5.52

Total par value	52,113,569	1.84%	56,006,816	3.31%

Premiums	45,553		55,546
Discounts	(16,137)		(19,352)
Hedging adjustments	349,166		570,585

Total	$52,492,151		$56,613,595

     At June 30, 2009 and December 31, 2008, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2009	December 31, 2008
Non-callable bonds	$47,552,529	$44,704,926
Callable bonds	4,561,040	11,301,890

Total par value	$52,113,569	$56,006,816

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2009 and December 31, 2008, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008
Due in one year or less	$31,737,009	$43,907,096
Due after one year through two years	15,392,920	7,201,835
Due after two years through three years	2,240,945	1,766,005
Due after three years through four years	1,052,500	1,267,440
Due after four years through five years	681,940	645,000
Thereafter	1,008,255	1,219,440

Total par value	$52,113,569	$56,006,816

     Discount Notes. At June 30, 2009 and December 31, 2008, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate

June 30, 2009	$14,961,653	$14,995,403	1.27%

December 31, 2008	$16,745,420	$16,923,982	2.65%

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

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance, beginning of period	$43,067	$47,440
AHP assessment	10,102	8,081
Grants funded, net of recaptured amounts	(6,725)	(6,624)

Balance, end of period	$46,444	$48,897

Note 8—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses interest rate exchange agreements in two ways: either by designating the agreement as a fair value hedge of a specific financial instrument or firm commitment or by designating the agreement as a hedge of some defined risk in the course of its balance sheet management (referred to as an “economic hedge”). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset interest rate exchange agreements entered into with members (the Bank serves as an intermediary in these transactions), and to reduce funding costs.
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
     Investments - The Bank has invested in agency and non-agency mortgage-backed securities. The interest rate and prepayment risk associated with these investment securities is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some investment securities with either callable or non-callable consolidated obligations or interest rate exchange agreements, including caps and interest rate swaps. These investment securities are classified as either “held-to-maturity” or “available-for-sale.”

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
     Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting under SFAS 133 is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under SFAS 133, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2009 (in thousands).

	Notional	Estimated Fair Value
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps
Advances	$11,396,729	$34,333	$492,143
Available-for-sale securities	3,035	—	20
Consolidated obligation bonds	20,090,384	466,908	6,174
Interest rate caps related to advances	76,000	199	—

Total derivatives designated as hedging instruments under SFAS 133	31,566,148	501,440	498,337

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps
Advances	5,000	—	80
Consolidated obligation bonds	8,045,000	20,360	41
Consolidated obligation discount notes	5,342,288	19,619	—
Basis swaps	11,200,000	32,391	83
Intermediary transactions	24,200	412	363
Interest rate caps related to advances	20,000	21	—
Interest rate caps related to held-to-maturity securities	1,750,000	11,897	—

Total derivatives not designated as hedging instruments under SFAS 133	26,386,488	84,700	567

Total derivatives before netting and collateral adjustments	$57,952,636	586,140	498,904

Cash collateral and related accrued interest		(225,857)	(163,208)
Netting adjustments		(330,545)	(330,545)

Total collateral and netting adjustments (1)		(556,402)	(493,753)

Net derivative balances reported in statement of condition		$29,738	$5,151

(1)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2009 (in thousands).

	Gain (Loss)	Gain (Loss)
	Recognized in	Recognized in
	Earnings for	Earnings for
	the Three	the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest rate swaps	$2,813	$57,110
Interest rate caps	123	100

Total net gain related to fair value hedge ineffectiveness	2,936	57,210

Derivatives not designated as hedging instruments under SFAS 133
Net interest income on interest rate swaps	27,221	73,336
Interest rate swaps
Advances	12	(7)
Consolidated obligation bonds	16,759	15,922
Consolidated obligation discount notes	5,207	(3,761)
Basis swaps	(26,737)	9,367
Forward rate agreements	223	—
Intermediary transactions	22	32
Interest rate caps
Advances	14	14
Held-to-maturity securities	8,246	8,621

Total net gain related to derivatives not designated as hedging instruments under SFAS 133	30,967	103,524

Net gains on derivatives and hedging activities reported in the statement of income	$33,903	$160,734

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in SFAS 133 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended June 30, 2009 (in thousands).

				Derivative
	Gain (Loss)	Gain (Loss)	Net Fair Value	Net Interest
	on	on Hedged	Hedge	Income
Hedged Item	Derivatives	Items	Ineffectiveness (1)	(Expense) (2)
Advances	$185,129	$(185,334)	$(205)	$(71,759)
Available-for-sale securities	36	(264)	(228)	(108)
Consolidated obligation bonds	(81,901)	85,270	3,369	97,847

Total	$103,264	$(100,328)	$2,936	$25,980

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statement of income.

(2)	The net interest income (expense) associated with derivatives in SFAS 133 fair value hedging relationships is reported in the statement of income in the interest income/expense line item for the indicated hedged item.

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in SFAS 133 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the six months ended June 30, 2009 (in thousands).

				Derivative
	Gain (Loss)	Gain (Loss)	Net Fair Value	Net Interest
	on	on Hedged	Hedge	Income
Hedged Item	Derivatives	Items	Ineffectiveness (1)	(Expense) (2)
Advances	$245,329	$(246,919)	$(1,590)	$(129,475)
Available-for-sale securities	499	(601)	(102)	(325)
Consolidated obligation bonds	(158,043)	216,945	58,902	207,598

Total	$87,785	$(30,575)	$57,210	$77,798

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statement of income.

(2)	The net interest income (expense) associated with derivatives in SFAS 133 fair value hedging relationships is reported in the statement of income in the interest income/expense line item for the indicated hedged item.
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
     At June 30, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $244,280,000 and $404,925,000, respectively. These totals include $63,185,000 and $250,222,000, respectively, of net accrued interest receivable. The Bank held as collateral cash balances of $225,814,000 and $334,868,000 as of June 30, 2009 and December 31, 2008, respectively. In early July 2009 and early January 2009, additional cash collateral of $19,397,000 and $68,497,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 12.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At June 30, 2009 and December 31, 2008, the net market value of the Bank’s derivatives with its members totaled ($363,000) and $4,000, respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+

or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position on June 30, 2009.
Note 9—Capital
     At all times during the six months ended June 30, 2009, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$528,575	$3,208,012	$930,061	$3,530,208

Total capital	$2,883,827	$3,208,012	$3,157,316	$3,530,208
Total capital-to-assets ratio	4.00%	4.45%	4.00%	4.47%

Leverage capital	$3,604,784	$4,812,018	$3,946,645	$5,295,312
Leverage capital-to-assets ratio	5.00%	6.67%	5.00%	6.71%
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.06 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $25,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 30, 2009, April 30, 2009 and July 31, 2009, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 30, 2009, April 30, 2009 and July 31, 2009, the Bank repurchased surplus stock totaling $168,324,000, $101,605,000 and $136,840,000, respectively, of which $7,602,000, $0 and $0, respectively, had been classified as mandatorily redeemable capital stock as of those dates.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$5	$7	$10	$14
Interest cost	36	40	73	80
Amortization of prior service cost (credit)	(9)	(9)	(17)	(17)
Amortization of net actuarial gain	(1)	(1)	(2)	(2)

Net periodic benefit cost	$31	$37	$64	$75

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
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Mortgage loans held for portfolio. The Bank estimates the fair values of mortgage loans held for portfolio based on observed market prices for agency mortgage-backed securities. Individual mortgage loans are pooled based on certain criteria such as loan type, weighted average coupon, weighted average maturity, and origination year and matched to reference securities with a similar collateral composition to derive benchmark pricing. The prices for agency mortgage-backed securities used as a benchmark are subject to certain market conditions including, but not limited to, the market’s expectations of future prepayments, the current and expected level of interest rates, and liquidity.
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

     Deposit liabilities. The Bank determines the estimated fair values of its deposit liabilities with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The estimated fair value approximates the carrying value for deposits with floating rates and fixed rates with three months or less to their maturity or repricing date.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at June 30, 2009 or December 31, 2008.
     The carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2009 and December 31, 2008, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$22,053	$22,053	$20,765	$20,765
Interest-bearing deposits	2,233,650	2,233,650	3,683,609	3,683,609
Federal funds sold	3,336,000	3,336,000	1,872,000	1,872,000
Trading securities	3,454	3,454	3,370	3,370
Available-for-sale securities	3,037	3,037	127,532	127,532
Held-to-maturity securities	12,586,121	12,318,846	11,701,504	11,169,862
Advances	53,469,938	53,006,154	60,919,883	60,362,576
Mortgage loans held for portfolio, net	289,521	301,705	327,059	328,064
Accrued interest receivable	82,512	82,512	145,284	145,284
Derivative assets	29,738	29,738	77,137	77,137

Liabilities:
Deposits	1,172,624	1,172,635	1,425,066	1,425,274
Consolidated obligations:
Discount notes	14,961,653	14,987,881	16,745,420	16,897,389
Bonds	52,492,151	52,717,447	56,613,595	56,946,934
Mandatorily redeemable capital stock	78,806	78,806	90,353	90,353
Accrued interest payable	181,597	181,597	514,086	514,086
Derivative liabilities	5,151	5,151	2,326	2,326
     The following table summarizes the Bank’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 by their level within the fair value hierarchy (in thousands). As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$3,454	$—	$—	$—	$3,454
Available-for-sale securities	—	3,037	—	—	3,037
Derivative assets	—	586,140	—	(556,402)	29,738

Total assets at fair value	$3,454	$589,177	$—	$(556,402)	$36,229

Liabilities
Derivative liabilities	$—	$498,904	$—	$(493,753)	$5,151

Total liabilities at fair value	$—	$498,904	$—	$(493,753)	$5,151

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     During the six months ended June 30, 2009, the Bank recorded other-than-temporary impairments on four of its non-agency RMBS classified as held-to-maturity (see Note 4). Consistent with the valuation technique described above, the fair value measurements for these securities were obtained from non-binding dealer estimates (for each impaired security, one dealer estimate was received). Based on the reduced level of market activity for non-agency RMBS, these nonrecurring fair value measurements fall within Level 3 of the fair value hierarchy.
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
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At June 30, 2009, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $988.8 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, “Accounting for Contingencies.” Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
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
     The Agreements set forth the terms under which a FHLBank may borrow from and pledge collateral to the Treasury. Under the Agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the Agreements, if any, are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury. On a weekly basis, regardless of whether there have been any borrowings under the Agreements, the FHLBanks are required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the Treasury, a schedule listing the collateral pledged to the Treasury. Each week, the FHLBanks must pledge collateral in an amount at least equal to the par value of consolidated obligation bonds and discount notes maturing in the next 15 days. In the case of advances collateral, a 13 percent haircut is applied to the outstanding principal balance of the assets in determining the amount that must be pledged to the Treasury. As of June 30, 2009, the Bank had pledged advances with an outstanding principal balance of $5,000,000,000 to the Treasury. At that same date, the Bank had not pledged any mortgage-backed securities to the Treasury.
     The Agreements terminate on December 31, 2009 but will remain in effect as to any loan outstanding on that date. A FHLBank may terminate its consent to be bound by the Agreement prior to that time so long as no loan is then outstanding to the Treasury.
     To date, none of the FHLBanks have borrowed under the GSECF.
     Other commitments and contingencies. At June 30, 2009 and December 31, 2008, the Bank had commitments to make additional advances totaling approximately $78,618,000 and $81,435,000, respectively. In addition, outstanding standby letters of credit totaled $4,694,383,000 and $5,174,019,000 at June 30, 2009 and December 31, 2008, respectively.
     At June 30, 2009, the Bank had commitments to issue $460,000,000 of consolidated obligation bonds/discount notes, all of which were hedged with associated interest rate swaps. The Bank had no commitments to issue consolidated obligations at December 31, 2008.
     The Bank executes interest rate exchange agreements with major banks and broker-dealers with whom it has bilateral collateral exchange agreements. As of June 30, 2009 and December 31, 2008, the Bank had pledged cash collateral of $163,184,000 and $240,192,000, respectively, to broker-dealers who had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.

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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the six months ended June 30, 2009 or 2008.
Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no loans to other FHLBanks during the six months ended June 30, 2009. During the six months ended June 30, 2008, interest income from loans to other FHLBanks totaled $143,000. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2008 (in thousands).

Balance at January 1, 2008	$400,000
Loans to:
FHLBank of San Francisco	1,015,000
FHLBank of Boston	418,000
Collections from:
FHLBank of San Francisco	(1,415,000)
FHLBank of Boston	(418,000)

Balance at June 30, 2008	$—

     During the six months ended June 30, 2009 and 2008, interest expense on borrowings from other FHLBanks totaled $97 and $22,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2009 and 2008 (in thousands).

	Six Months Ended June 30,
	2009	2008
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	50,000	240,000
FHLBank of Seattle	—	25,000
FHLBank of Atlanta	—	70,000
Repayments to:
FHLBank of San Francisco	(50,000)	(240,000)
FHLBank of Seattle	—	(25,000)
FHLBank of Atlanta	—	(70,000)

Balance at June 30,	$—	$—

     During the six months ended June 30, 2008, the Bank’s available-for-sale securities portfolio included consolidated obligations for which other FHLBanks were the primary obligors and for which the Bank was jointly and severally liable. All of these consolidated obligations were purchased in the open market from third parties and were accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $656,000 and $1,304,000 for the three and six months ended June 30, 2008, respectively. These investments matured and were fully repaid during the fourth quarter of 2008.

     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the six months ended June 30, 2009 or the three months ended March 31, 2008. During the three months ended June 30, 2008, the Bank assumed a total of $135,880,000 (par value) of consolidated obligations from the FHLBank of Seattle. The net premium associated with these transactions totaled $3,474,000.
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any debt to other FHLBanks during the six months ended June 30, 2009. During the three months ended March 31, 2008, the Bank transferred $300,000,000 and $150,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh and Cincinnati, respectively. In addition, during the three months ended June 30, 2008, the Bank transferred $15,000,000 (par value) of its consolidated obligations to the FHLBank of San Francisco. In connection with these transactions, the assuming FHLBanks became the primary obligors for the transferred debt. The aggregate gains realized on these debt transfers totaled $266,000 and $4,546,000 during the three and six months ended June 30, 2008, respectively.
     Through July 31, 2008, the Bank received participation fees from the FHLBank of Chicago for mortgage loans that were originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through its Mortgage Partnership Finance® program. These fees totaled $97,000 and $163,000 during the three and six months ended June 30, 2008, respectively. No participation fees were received during the six months ended June 30, 2009.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009 (the “2008 10-K”) and “Item 1A — Risk Factors” in Part II of this quarterly report. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of August 1, 2009, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
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
The Bank’s earnings, exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133, are generated primarily from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned, wholesale institution operating on aggregate net interest spreads typically in the 15 to 20 basis point range (including the effect of net interest payments on interest rate exchange agreements that hedge identified portfolio risks but that do not qualify for hedge accounting under SFAS 133 and excluding the effects of interest expense on mandatorily redeemable capital stock and fair value adjustments required by SFAS 133), the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments required by SFAS 133) generally tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that approximate or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on average capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2009 and 2008, the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 (all percentages are annualized figures; percentages for the six-month periods represent weighted average rates).

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Return on average capital stock	8.96%	5.11%	3.66%	5.71%	6.35%	5.43%

Average effective federal funds rate	0.18%	3.18%	0.18%	2.09%	0.18%	2.63%

Dividend rate paid	0.50%	4.50%	0.18%	3.18%	0.34%	3.84%

Reference average effective federal funds rate (reference rate) (1)	0.51%	4.50%	0.18%	3.18%	0.34%	3.84%

(1)	See discussion below for a description of the reference rate.
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
To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the three months ended March 31, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the fourth quarter of 2008 and the fourth quarter of 2007, respectively. For the three months ended June 30, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the first quarter of 2009 and the first quarter of 2008, respectively. For the six months ended June 30, 2009 and

2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the six months ended March 31, 2009 and 2008, respectively.
The Bank operates in only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2009 and December 31, 2008.
MEMBERSHIP SUMMARY

	June 30,	December 31,
	2009	2008
Commercial banks	757	759
Thrifts	86	85
Credit unions	64	60
Insurance companies	19	19

Total members	926	923

Housing associates	8	8
Non-member borrowers	12	13

Total	946	944

Community Financial Institutions (CFIs)	791	796

Financial Market Conditions
Although capital market participants remained somewhat cautious about the creditworthiness and liquidity of their investments and counterparties during the second quarter of 2009, credit market conditions during the period continued the trend of noticeable improvement that began in late 2008 and has now extended through mid-year 2009. While significant uncertainty remains regarding the future course of economic conditions and the credit markets, and a continuation of market caution and somewhat reduced market liquidity for some period seems likely, the second quarter of 2009 showed significant signs of improvement compared particularly with the early part of the fourth quarter of 2008 and even compared with conditions during the first quarter of 2009.
The ongoing impact of several government programs that were either introduced or expanded during the fourth quarter of 2008 appears to have supported a greater degree of stability in the capital markets. Those programs include the United States Department of the Treasury’s (the “Treasury”) implementation of the Troubled Asset Relief Program (“TARP”) authorized by Congress in October 2008 and the Federal Reserve’s purchases of commercial paper, agency debt securities (including FHLBank debt) and mortgage-backed securities. In addition, the Federal Reserve’s discount window lending and Term Auction Facility (“TAF”) for auctions of short-term liquidity and the expansion of insured deposit limits and the Temporary Liquidity Guarantee Program (“TLGP”) provided by the Federal Deposit Insurance Corporation (“FDIC”) have provided additional liquidity support for depository institutions.
Direct lending by the Federal Reserve to depository institutions reached approximately $530 billion by December 31, 2008 and remained at about that level through April 2009 before declining to about $320 billion at the end of June 2009. Otherwise unsecured debt issued by commercial banks and guaranteed by the FDIC reached approximately $330 billion by March 31, 2009 and remained near that level at June 30, 2009. In addition, the increase in the FDIC insured deposit limit to $250,000 for all types of accounts and to an unlimited level for transaction accounts covered by the TLGP have encouraged depositors to leave larger balances in bank deposit accounts.
In addition to those actions to provide liquidity directly to the markets, the Federal Open Market Committee of the Federal Reserve Board reduced its target for the federal funds rate first from 2.0 percent to 1.0 percent in October 2008, and then in December 2008 reduced the target to a range between 0 and 0.25 percent, a target range reaffirmed at its April and June 2009 meetings. Overnight inter-bank lending rates stabilized within that range in January 2009 and have remained at similar levels since that time.
In addition, one- and three-month LIBOR rates continued to decline and the spread between one- and three-month LIBOR continued to shrink during the second quarter of 2009. Those two rates fell dramatically from 3.93 percent and 4.05 percent, respectively, at September 30, 2008 to 0.44 percent and 1.43 percent, respectively, as of December 31, 2008, stabilized near those levels during the first quarter of 2009 and ended that period at 0.50 percent and 1.19 percent, respectively. Those rates continued to stabilize and the spread between them declined further in the second quarter of 2009, ending the period at 0.31 percent and 0.60 percent, respectively. More stable one- and three-month LIBOR rates, combined with smaller spreads between those two indices and between those indices and overnight lending rates, suggest general improvement and more confidence in inter-bank lending markets.
Along with these general, if gradual, credit market improvements over recent months, the FHLBanks’ access to debt with a wider range of maturities has also improved somewhat. The FHLBanks’ cost of issuing one- to three-year debt compared to three-month LIBOR on a swapped cash flow basis continued the improvement in the second quarter of 2009 that began in the first quarter of 2009. Meanwhile, the relative cost of FHLBank debt compared to three-month LIBOR across maturities has become somewhat more consistent. While there are still investor preferences for relatively shorter maturity assets, investor interest in and the pricing of longer-dated securities has improved.
Economic conditions also appear to be showing some early signs of eventual improvement. While the significant deterioration in economic conditions that followed the disruptive financial market events of September 2008 has not reversed, and the economy has remained weak since that time, economists and policy makers have interpreted recent data to indicate that the pace of economic decline has begun to slow. There are also signs that the financial condition of large financial institutions has begun to stabilize. Those early signs of improvement notwithstanding, the prospects for and potential timing of renewed economic growth (employment growth in particular) remain very uncertain. The ongoing weak economic outlook, along with continued uncertainty regarding the extent that weak economic conditions will extend future losses at large financial institutions to a wider range of asset classes, and the nature and extent of the ongoing need for the government to support the banking industry, have combined to maintain market participants’ somewhat cautious approach to the credit markets.
The following table presents information on key market interest rates at June 30, 2009 and December 31, 2008 and key average market interest rates for the three- and six-month periods ended June 30, 2009 and 2008.

	June 30,	December 31,	Second	Second	Average for the	Average for the
	2009	2008	Quarter	Quarter	Six Months	Six Months
	Ending	Ending	2009	2008	Ended	Ended
	Rate	Rate	Average	Average	June 30, 2009	June 30, 2008
Federal Funds Target (1)	0.25%	0.25%	0.25%	2.08%	0.25%	2.63%
Average Effective Federal Funds Rate (2)	0.22%	0.14%	0.18%	2.09%	0.18%	2.63%
1-month LIBOR (1)	0.31%	0.44%	0.37%	2.59%	0.42%	2.95%
3-month LIBOR (1)	0.60%	1.43%	0.84%	2.75%	1.04%	3.02%
2-year LIBOR (1)	1.53%	1.48%	1.49%	3.26%	1.52%	3.05%
5-year LIBOR (1)	2.97%	2.13%	2.73%	3.99%	2.55%	3.78%
10-year LIBOR (1)	3.78%	2.56%	3.50%	4.52%	3.22%	4.42%
3-month U.S. Treasury (1)	0.19%	0.08%	0.17%	1.65%	0.19%	1.87%
2-year U.S. Treasury (1)	1.11%	0.77%	1.02%	2.42%	0.96%	2.23%
5-year U.S. Treasury (1)	2.54%	1.55%	2.24%	3.16%	2.01%	2.96%
10-year U.S. Treasury (1)	3.53%	2.21%	3.32%	3.88%	3.03%	3.78%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2009 Summary
•	The Bank ended the second quarter of 2009 with total assets of $72.1 billion and total advances of $53.5 billion, a decrease from $78.9 billion and $60.9 billion, respectively, at the end of 2008. The decline in advances during the six months ended June 30, 2009 appears to have been attributable in large part to a combination of modest improvements in credit market conditions, the impact of efforts by the Federal Reserve and the FDIC to support and provide liquidity to the financial markets in general and to depository institutions in particular, and an increase in deposit flows related in part to a shift in consumers’ investment preferences and weaker economic conditions.

•	The Bank’s net income for the three and six months ended June 30, 2009 was $25.7 million and $90.9 million, respectively, including $33.9 million and $160.7 million, respectively, in net gains on derivatives and hedging activities and net interest income (expense) of $14.8 million and ($8.1 million), respectively. The Bank’s net interest income (expense) excludes net interest payments associated with economic hedge derivatives, which contributed significantly to the Bank’s overall income before assessments of $35.0 million and $123.7 million for the three and six months ended June 30, 2009, respectively. Had the interest income on economic hedge derivatives been included in net interest income (expense), the Bank’s net interest income would have been higher (and its net gains on derivatives and hedging activities would have been lower) by $27.2 million and $73.3 million for the three and six months ended June 30, 2009, respectively.

•	The Bank’s net interest income for the first half of 2009 was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income for the six months ended June 30, 2009, most of which occurred early in the first quarter. The negative impact of this debt was minimal in the second quarter of 2009 as much of the debt issued in late 2008 was replaced with lower cost debt issued in 2009.

•	For the three and six months ended June 30, 2009, the $33.9 million and $160.7 million, respectively, in net gains on derivatives and hedging activities included $27.2 million and $73.3 million, respectively, of net interest income on interest rate swaps accounted for as economic hedge derivatives, $3.4 million and $58.9 million, respectively, of net ineffectiveness-related gains on SFAS 133 hedges related to consolidated obligation bonds and $3.7 million and $30.2 million, respectively, of net gains on economic hedge derivatives (excluding net interest settlements). As more fully described in the Bank’s 2008 10-K, during 2008 the Bank recognized $55.4 million of net ineffectiveness-related losses related to hedge ineffectiveness on interest rate swaps used to convert most of its fixed rate consolidated obligation bonds to LIBOR floating rates. Those losses were largely attributable to the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008. With relatively stable three-month LIBOR rates during the first quarter of 2009, these previous ineffectiveness-related losses reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the second quarter of 2009, resulting in significantly lower ineffectiveness-related gains during that period. The net gains on the Bank’s economic hedge derivatives during the three and six months ended June 30, 2009 were due largely to gains on interest rate swaps used to hedge the risk of changes in spreads between the daily Federal funds rate and three-month LIBOR. These gains, totaling $16.8 million and $15.9 million for the three and six months ended June 30, 2009, respectively, were due to the tightening of the spread between the two indices and changes in the future expectations for such spread during the three months ended June 30, 2009. The net gains on economic hedge derivatives were also significantly impacted by gains and losses on the Bank’s portfolio of interest rate basis swaps that are used to hedge the risk of changes in spreads between one- and three-month LIBOR. Net gains of $36.1 million were recognized on this portfolio during the first quarter of 2009, while $26.7 million of net losses were recognized during the second quarter of 2009.

•	The Bank held $24.6 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $45.6 million (excluding accrued interest) at June 30, 2009. Assuming that these swaps are held to maturity, these net unrealized gains will reverse in future periods. The timing of this reversal will depend on the relative level and volatility of future interest rates. In addition, as of June 30, 2009, the Bank held $1.75 billion (notional) of stand-alone interest rate cap agreements with a fair value of $11.9 million that hedge embedded caps in held-to-maturity securities. Assuming these agreements are held to maturity, the value of the caps will be charged to income in future periods.

•	Unrealized losses on the Bank’s holdings of non-agency (i.e., private label) residential mortgage-backed securities classified as held-to-maturity totaled $216.9 million (36.8 percent of amortized cost) at June 30, 2009, as compared to $277.0 million (40.9 percent of amortized cost) at December 31, 2008. Based on projections developed as part of its quarter-end analysis of the securities in this portfolio, the Bank continues to believe that these unrealized losses are principally the result of diminished liquidity and significant risk premiums in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities. In assessing the expected credit performance of these securities, the Bank determined that it is likely that it will not fully recover the amortized cost basis of four of its non-agency residential mortgage-backed securities and, accordingly, these securities (with an aggregate unpaid principal balance of $100.4 million) were deemed to be other-than-temporarily impaired at June 30, 2009 (two of these four securities had previously been identified as other-than-temporarily impaired at March 31, 2009). In accordance with the requirements of FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which the Bank elected to early adopt effective January 1, 2009, the credit components of the impairment losses (aggregate amounts of $654,000 and $671,000) were recognized in earnings while the non-credit components of the impairment losses ($24.9 million and $51.1 million) were recognized in other comprehensive income during the three and six months ended June 30, 2009, respectively. Prospects for future housing market conditions, which will influence whether the Bank will record any additional other-than-temporary impairment charges on these or any other securities in the future, remain uncertain.

•	At all times during the first half of 2009, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s retained earnings increased to $301.4 million at June 30, 2009 from $216.0 million at December 31, 2008.

•	During the first half of 2009, the Bank paid dividends totaling $5.4 million; the Bank’s first and second quarter dividends were paid at rates that approximated the benchmark average effective federal funds rates for the preceding quarters. While there can be no assurances about earnings, dividends, or regulatory actions for the remainder of 2009, the Bank currently anticipates that its recurring earnings will be sufficient both to continue paying dividends at a target rate that approximates the average effective federal funds rate for the applicable quarterly periods of 2009 and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.
Regulatory Developments
Activities Pursuant to the Housing and Economic Recovery Act
As discussed in the Bank’s 2008 10-K, the HER Act requires the Finance Agency to issue a number of regulations, orders and reports. Since the enactment of the HER Act, the Finance Agency has promulgated proposed and final regulations regarding several provisions of the HER Act, some of which are discussed in the Bank’s 2008 10-K. The sections below describe the more significant regulations that have been proposed or finalized by the Finance Agency since the filing of the Bank’s 2008 10-K. The full effect of this legislation on the Bank and its activities will become known only after all of these required regulations, orders, and reports are issued and finalized.
Community Development Financial Institutions
The HER Act makes community development financial institutions (“CDFIs”) that are certified under the Community Development Banking and Financial Institutions Act of 1994 eligible for membership in a FHLBank. A certified CDFI is a person (other than an individual) that (i) has a primary mission of promoting community development, (ii) serves an investment area or targeted population, (iii) provides development services in connection with equity investment or loans, (iv) maintains, through representation on its governing board or otherwise, accountability to residents of its investment area or targeted population, and (v) is not an agency or instrumentality of the United States or of any state or political subdivision of a state.
On May 15, 2009, the Finance Agency issued a proposed rule to amend its membership regulations to authorize non-federally insured, CDFI Fund-certified CDFIs to become members of a FHLBank. The newly eligible CDFIs would include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. The proposed rule sets out the eligibility and procedural requirements for these CDFIs that wish to become FHLBank members. Comments on the proposed rule could be submitted to the Finance Agency through July 14, 2009.
The Bank has not yet determined the number of CDFIs in its district, how many of them might seek to become members of the Bank, or the effect on the Bank of their becoming members.
Executive Compensation
The HER Act requires the Director of the Finance Agency (the “Director”) to prohibit a FHLBank from providing compensation to its executive officers that is not reasonable and comparable with compensation for employment in similar businesses involving similar duties and responsibilities. Additionally, through December 31, 2009, the Director has authority to approve, disapprove or modify the existing compensation of executive officers of FHLBanks.
On June 5, 2009, the Finance Agency issued a proposed rule to effect the above provisions of the HER Act. Comments on the proposed rule could be submitted to the Finance Agency through August 4, 2009.
Pursuant to the proposed rule, the Director may review the compensation arrangements for any executive officer of a FHLBank at any time. The Director shall prohibit the FHLBank, and the FHLBank is prohibited, from providing compensation to any such executive officer that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. In determining whether such compensation is reasonable and comparable, the Director may consider any factors the Director considers relevant (including any wrongdoing on the part of the executive officer). The Director may not, however, prescribe or set a specified level or range of compensation.
With respect to compensation under review by the Director, the Director’s prior approval is required for (1) a written arrangement that provides an executive officer a term of employment of more than six months or that provides compensation in connection with termination of employment, (2) annual compensation, bonuses and other incentive pay of a FHLBank’s president and (3) compensation paid to an executive officer, if the Director has provided notice that the compensation of such executive officer is subject to a specific review by the Director.
The proposed rule defines “executive officer” to include (1) named executive officers identified in a FHLBank’s Annual Report on Form 10-K, (2) other executives who occupy specified positions or are in charge of specified subject areas and (3) any other individual, regardless of title, who is in charge of a principal business unit, division or function, or who reports directly to the FHLBank’s chairman of the board of directors, vice chairman, president or chief operating officer.
With respect to the Director’s temporary authority to approve, disapprove or modify existing compensation of an executive officer, the proposed rule defines “executive compensation” as compensation paid to a FHLBank’s named executive officers (within the meaning of the SEC’s rules) identified in a FHLBank’s Annual Report on Form 10-K.
Reporting of Fraudulent Financial Instruments
On June 17, 2009, the Finance Agency issued a proposed rule to effect the provisions of the HER Act that require the FHLBanks to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold. Comments on the proposed rule may be submitted to the Finance Agency through August 17, 2009.
The proposed rule requires a FHLBank to notify the Director of any fraud or possible fraud occurring in connection with a loan, a series of loans or other financial instruments that the FHLBank has purchased or sold. The FHLBank must notify the Director promptly after identifying such fraud or after the FHLBank is notified about such fraud by law enforcement or other government authority. The proposed rule also requires each FHLBank to establish and maintain internal controls and procedures and an operational training program to assure the FHLBank has an effective system to detect and report such fraud. The proposed rule defines “fraud” broadly as a material misstatement, misrepresentation, or omission relied upon by a FHLBank and does not require that the party making the misstatement, misrepresentation or omission had any intent to defraud.
Indemnification Payments and Golden Parachute Payments
The Director may prohibit or limit, by regulation or order, any indemnification payment or golden parachute payment. The Finance Agency has promulgated a number of interim final and proposed regulations regarding indemnification payments and golden parachute payments since the enactment of the HER Act (collectively, the “Golden Parachute Payments Regulation”), a discussion of which is provided in the Bank’s 2008 10-K.
On June 29, 2009, the Finance Agency issued a proposed rule to amend further the Golden Parachute Payments Regulation to address in more detail prohibited and permissible indemnification payments and golden parachute payments. Comments on the proposed rule could be submitted to the Finance Agency through July 29, 2009.
With respect to indemnification payments, the proposed rule essentially re-proposed amendments to the Golden Parachute Payments Regulation that were issued by the Finance Agency on November 14, 2008, a discussion of which is provided in the Bank’s 2008 10-K. The proposed rule deletes one provision contained in the November 14, 2008 proposed amendments, which provided that claims for employee welfare benefits or other benefits that are contingent, even if otherwise vested, when a receiver is appointed for any FHLBank, including any contingency for termination of employment, are not provable claims or actual, direct compensatory damage claims against such receiver.

With respect to golden parachute payments, the proposed rule describes more specifically benefits included or excluded from the term “golden parachute payment.” Under the proposed rule, the term “golden parachute payment” does not include (i) any payment made pursuant to a pension or retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to a benefit plan as defined in the proposed rule (which includes employee welfare benefit plans as defined in section 3(1) of the Employee Retirement Income Security Act of 1974); (iii) any payment made pursuant to a bona fide deferred compensation plan or arrangement as defined in the proposed rule; (iv) any payment made by reason of death or by reason of termination caused by the disability of an entity-affiliated party; (v) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of generally no more than 12 months’ prior base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation, or early retirement, subject to certain exceptions; (vi) any severance or similar payment that is required to be made pursuant to a State statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria); or (vii) any other payment that the Director determines to be permissible.
The proposed rule extends the prohibition against certain golden parachute payments to former entity-affiliated parties. With respect to potentially prohibited golden parachute payments, a FHLBank may agree to make or may make a golden parachute payment if (i) the Director determines that such a payment or agreement is permissible; (ii) such an agreement is made in order to hire a person to become an entity-affiliated party when the FHLBank is insolvent, has a conservator or receiver appointed for it, or is in a troubled condition (or the person is being hired in an effort to prevent one of these conditions from occurring), and the Director consents in writing to the amount and terms of the golden parachute payment; or (iii) with the Director’s consent, such a payment is made pursuant to an agreement that provides for a reasonable severance payment, not to exceed 12 months’ salary, to an entity-affiliated party in the event of a change in control of the FHLBank.
In the preamble to the proposed rule, the Finance Agency stated that it intends that the proposed amendments would apply to agreements entered into by a FHLBank with an entity-affiliated party on or after the date the regulation is effective. As discussed in the Bank’s 2008 10-K, the Bank has entered into employment agreements with each of its named executive officers. If the proposed amendments were applied to these existing employment agreements, the effect of the proposed amendments would be to reduce payments that might otherwise be payable to those named executive officers.
Study of Securitization of Home Mortgage Loans by the FHLBanks
Within one year of enactment of the HER Act, the Director was required to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the Acquired Member Assets (“AMA”) programs of the FHLBanks. In conducting this study, the Director was required to consider (i) the benefits and risks associated with securitization of AMA, (ii) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (iii) the ability of the FHLBanks to manage the risks associated with securitization, (iv) the impact of such securitization on the existing activities of the FHLBanks, including their mortgage portfolios and advances, and (v) the joint and several liability of the FHLBanks and the cooperative structure of the FHLBank System. In conducting the study, the Director was required to consult with the FHLBanks, the Office of Finance, representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed.
On February 27, 2009, the Finance Agency published a Notice of Concept Release with request for comments to garner information from the public for use in its study (the “Concept Release”). The Concept Release did not alter current requirements, restrictions or prohibitions on the FHLBanks with respect to either the purchase or sale of mortgages or the AMA programs. Comments on the Concept Release could be submitted to the Finance Agency through April 28, 2009.
On July 30, 2009, the Director provided to Congress the results of the Finance Agency’s study, including policy recommendations based on the Finance Agency’s analysis of the feasibility of the FHLBanks’ issuing mortgage-

backed securities and of the benefits and risks associated with such a program. Based on the Finance Agency’s study and findings regarding FHLBank securitization, the Director did not recommend permitting the FHLBanks to securitize mortgages at this time.
Study of FHLBank Advances
Within one year of enactment of the HER Act, the Director was required to conduct a study and submit a report to Congress regarding the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006 and the Statement on Subprime Mortgage Lending dated July 10, 2007 (collectively, the “Interagency Guidance”). The study was also required to consider and recommend any additional regulations, guidance, advisory bulletins or other administrative actions necessary to ensure that the FHLBanks are not supporting loans with predatory characteristics.
On August 4, 2009, the Finance Agency published the notice of study and recommendations required by the HER Act with respect to FHLBank collateral for advances and the Interagency Guidance. Comments on the notice of study and recommendations may be submitted to the Finance Agency through October 5, 2009.
AHP Funds to Support Refinancing of Certain Residential Mortgage Loans
For a period of two years following enactment of the HER Act, FHLBanks are authorized to use a portion of their AHP funds to support the refinancing of residential mortgage loans owed by families with incomes at or below 80 percent of the median income for the areas in which they reside.
As required by the HER Act, on October 17, 2008, the Finance Agency issued an interim final rule with request for comments regarding the FHLBanks’ mortgage refinancing authority, a discussion of which is provided in the Bank’s 2008 10-K. The interim final rule authorized the FHLBanks to provide AHP grants under their homeownership set-aside programs to low- or moderate-income households that qualify for refinancing assistance under the Hope for Homeowners Program established by the Federal Housing Administration under Title IV of the HER Act. Comments on the interim final rule could be submitted to the Finance Agency through December 16, 2008.
Based on the comments received on the interim final rule and the continuing adverse conditions of the mortgage market, on August 4, 2009, the Finance Agency issued a second interim final rule, with a request for comments, to broaden the scope of the FHLBanks’ mortgage refinancing authority and to allow the FHLBanks greater flexibility in implementing their mortgage refinancing authority. Comments on the interim final rule may be submitted to the Finance Agency through October 5, 2009.
The interim final rule amends the current AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan in order to prevent foreclosure. A loan is eligible to be refinanced with an AHP grant if the loan is secured by a first mortgage on the household’s primary residence and the loan is refinanced under a program offered by the United States Department of Agriculture, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a state or local government, or a state or local housing finance agency (an “eligible targeted refinancing program”).
To be eligible for an AHP grant, the household must not be able to afford or must be at risk of not being able to afford its monthly payments, as defined by the eligible targeted refinancing program. The household must also obtain counseling for foreclosure mitigation and for qualification for refinancing by an eligible refinancing program through the National Foreclosure Mitigation Counseling program or other counseling program used by a state or local government or housing finance agency.
A FHLBank’s member may provide the AHP grant to reduce the outstanding principal balance of the loan by no more than the amount necessary for the new loan to qualify under both the maximum loan-to-value ratio and the maximum household mortgage debt-to-income ratio required by the eligible refinancing program. Alternatively, or in addition to the use of an AHP grant to reduce the outstanding principal balance of the loan, a FHLBank’s member may provide the AHP grant to pay loan closing costs.

The interim final rule authorizes a FHLBank, in its discretion, to set aside annually up to the greater of $4.5 million or 35 percent of the FHLBank’s annual required AHP contribution to provide funds to members participating in homeownership set-aside programs, including a mortgage refinancing set-aside program, provided that at least one-third of this set-aside amount is allocated to programs to assist first-time homebuyers. A FHLBank may accelerate to its current year’s AHP program (including its set-aside programs) from future annual required AHP contributions an amount up to the greater of $5 million or 20 percent of the FHLBank’s annual required AHP contribution for the current year. The FHLBank may credit the amount of the accelerated contribution against required AHP contributions over one or more of the subsequent five years.
The FHLBanks’ authority under the interim final rule to establish and provide AHP grants under a mortgage refinancing homeownership set-aside program expires on July 30, 2010.
Capital Classifications and Critical Capital Levels
On January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBanks, a discussion of which is provided in the Bank’s 2008 10-K. Comments on the interim final rule could be submitted to the Finance Agency through May 15, 2009. On August 4, 2009, the Finance Agency adopted the interim final rule as a final regulation, subject to amendments meant to clarify certain provisions.
Office of Finance
Effective with the enactment of the HER Act, the Finance Agency assumed responsibility from the Finance Board for supervising and regulating the Office of Finance. On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding the Board of Directors of the Office of Finance. Comments on the proposed rule may be submitted to the Finance Agency through October 5, 2009.
The proposed rule would expand the Board of Directors of the Office of Finance to include all of the FHLBank presidents (currently, only two of the FHLBank presidents serve on the Office of Finance’s Board of Directors, including the Bank’s President and Chief Executive Officer). The Board of Directors of the Office of Finance would also include three to five independent directors (currently, the third director of the Office of Finance is required to be a private United States citizen with demonstrated expertise in financial markets). Each independent director must be a United States citizen and the independent directors, as a group, must have substantial experience in financial and accounting matters. An independent director may not (i) be an officer, director or employee of any FHLBank or any member of a FHLBank; (ii) be affiliated with any consolidated obligations selling or dealer group member under contract with the Office of Finance; (iii) hold shares or any financial interest in any FHLBank member or in any such dealer group member in an amount greater than the lesser of (A) $250,000 or (B) 0.01 percent of the market capitalization of the member or dealer (except that a holding company of a FHLBank member or a dealer group member will be deemed to be a member if the assets of the holding company’s member subsidiaries constitute 35 percent or more of the consolidated assets of the holding company). The Chair of the Board of Directors of the Office of Finance would be selected from among the independent directors.
The independent directors of the Office of Finance would serve as the Audit Committee. Among other duties, the Audit Committee would be responsible for overseeing the audit function of the Office of Finance and the preparation and accuracy of the FHLBank System’s combined financial reports. For purposes of the combined financial reports, the Audit Committee would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures, such that the information submitted by the FHLBanks to the Office of Finance may be combined to create accurate and meaningful combined reports. The Audit Committee, in consultation with the Finance Agency, may establish common accounting policies and procedures for the information submitted by the FHLBanks to the Office of Finance for the combined financial reports where the Audit Committee determines such information provided by the FHLBanks is inconsistent and that consistent policies and procedures regarding that information are necessary to create accurate and meaningful combined financial reports.
Currently, the FHLBanks are responsible for jointly funding the expenses of the Office of Finance, which are shared on a pro rata basis with one-third based on each FHLBank’s total outstanding capital stock (as of the prior month-

end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s total debt issuance (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end). The proposed rule would retain the FHLBanks’ responsibility for jointly funding the expenses of the Office of Finance, but each FHLBank’s respective pro rata share would be based on a reasonable formula approved by the Board of Directors of the Office of Finance, subject to review by the Finance Agency.
Other Regulatory Developments
On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank and the other 11 FHLBanks with guidance regarding the process for determining other-than-temporary impairment (“OTTI”) with respect to non-agency residential mortgage-backed securities (“RMBS”). The goal of the guidance is to promote consistency among all FHLBanks in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks (including the Bank) intended to early adopt FSP FAS 115-2, the Finance Agency guidance required all FHLBanks to early adopt FSP FAS 115-2 effective January 1, 2009 and, for purposes of making OTTI determinations, to use a consistent set of key modeling assumptions and specified third party models. For a discussion of FSP FAS 115-2, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 6 of this report).
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
Beginning with the second quarter of 2009, the 12 FHLBanks formed an OTTI Governance Committee (the “OTTI Committee”) consisting of one representative from each FHLBank. The OTTI Committee has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by all FHLBanks in their OTTI assessment process. The OTTI Committee provides a more formal process by which the FHLBanks can provide input on and approve the assumptions, inputs and methodologies that are developed initially by the FHLBank of San Francisco. Based on its review, the Bank concurred with and adopted the FHLBank System-wide assumptions, inputs and methodologies that were approved by the OTTI Committee for use in the second quarter 2009 OTTI assessment.
In addition to using the FHLBank System-wide modeling assumptions, the Finance Agency guidance requires that each FHLBank conduct its OTTI analysis using two specified third party models, subject to certain limited exceptions. Since the Bank’s existing OTTI process already incorporated the use of the specified models, the Bank has continued to perform its own cash flow analyses and, accordingly, the Finance Agency guidance did not require any significant change in the Bank’s processes or internal controls.
Financial Condition
The following table provides selected period-end balances as of June 30, 2009 and December 31, 2008, as well as selected average balances for the six-month period ended June 30, 2009 and the year ended December 31, 2008. In addition, the table provides the percentage increase or decrease in each of these balances from period-end to period-end or period-to-period, as appropriate. As shown in the table, the Bank’s total assets decreased by 8.7 percent (or $6.8 billion) during the six months ended June 30, 2009, due primarily to a $7.5 billion decrease in advances, offset by a $0.8 billion increase in long-term investments during the period. As the Bank’s assets decreased, the funding for those assets also decreased. During the six months ended June 30, 2009, total consolidated obligations decreased by $5.9 billion as consolidated obligation bonds and discount notes declined by $4.1 billion and $1.8 billion, respectively.

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2009
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2008
Advances	$53,470	(12.2)%	$60,920
Short-term liquidity holdings
Interest-bearing deposits	2,234	(39.4)	3,684
Federal funds sold	3,336	78.2	1,872
Long-term investments (1)	12,589	6.4	11,829
Mortgage loans, net	290	(11.3)	327
Total assets	72,096	(8.7)	78,933
Consolidated obligations — bonds	52,492	(7.3)	56,614
Consolidated obligations — discount notes	14,962	(10.6)	16,745
Total consolidated obligations	67,454	(8.0)	73,359
Mandatorily redeemable capital stock	79	(12.2)	90
Capital stock	2,828	(12.3)	3,224
Retained earnings	301	39.4	216
Average total assets	72,793	(2.5)	74,641
Average capital stock	2,885	(0.9)	2,911
Average mandatorily redeemable capital stock	77	35.1	57

(1)	Consists of securities classified as held-to-maturity and available-for-sale.
Advances
The following table presents advances outstanding, by type of institution, as of June 30, 2009 and December 31, 2008.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial banks	$26,352	50%	$29,889	50%
Thrift institutions	24,632	46	27,687	46
Credit unions	1,377	3	1,565	3
Insurance companies	261	—	243	—

Total member advances	52,622	99	59,384	99

Housing associates	6	—	131	—
Non-member borrowers	418	1	730	1

Total par value of advances	$53,046	100%	$60,245	100%

Total par value of advances outstanding to CFIs	$10,363	20%	$11,530	19%

At June 30, 2009 and December 31, 2008, the carrying value of the Bank’s advances portfolio totaled $53.5 billion and $60.9 billion, respectively. The par value of outstanding advances at those dates was $53.0 billion and $60.2 billion, respectively.
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
Advances subsequently declined during the fourth quarter of 2008 and the first half of 2009 as market conditions calmed somewhat. The $7.2 billion decline in the par value of outstanding advances during the first six months of 2009 appears to have been attributable in large part to a combination of modest improvements in credit market conditions, the impact of the Federal Reserve’s and the FDIC’s efforts to support and provide liquidity to the financial markets in general and to depository institutions in particular, and an increase in deposit flows related in part to a shift in consumers’ investment preferences and weaker economic conditions.
Advances to the Bank’s ten largest borrowers decreased by $5.2 billion during the first half of 2009, contributing significantly to the overall decline in advances balances during that period. The remaining decline in advances during the period was broad based across the Bank’s members; the majority of the decline occurred in fixed rate advances with maturities of less than one month.
At June 30, 2009, advances outstanding to the Bank’s ten largest borrowers totaled $34.0 billion, representing 64.1 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $39.2 billion at December 31, 2008, representing 65.1 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of June 30, 2009.
TEN LARGEST BORROWERS AS OF JUNE 30, 2009
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$19,747	37.2%
Comerica Bank	Dallas	TX	8,000	15.1
Guaranty Bank	Austin	TX	1,509	2.8
International Bank of Commerce	Laredo	TX	1,220	2.3
Southside Bank	Tyler	TX	690	1.3
Bank of Texas, N.A.	Dallas	TX	676	1.3
First National Bank	Edinburg	TX	635	1.2
Arvest Bank	Rogers	AR	586	1.1
First Community Bank	Taos	NM	498	0.9
Renasant Bank	Tupelo	MS	488	0.9

			$34,049	64.1%

(1)	Previously known as World Savings Bank, FSB (Texas)

Effective December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), the Bank’s largest borrower and shareholder. As indicated in the table above, Wachovia had $19.7 billion of advances outstanding as of June 30, 2009, which represented 37.2 percent of the Bank’s total outstanding advances at that date. During the second quarter of 2009, Wachovia repaid $0.5 billion of maturing advances and prepaid an additional $2.0 billion of its advances. Wachovia’s remaining advances are scheduled to mature between September 2009 and October 2013.
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
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of June 30, 2009 and December 31, 2008.
COMPOSITION OF ADVANCES
(Dollars in millions)

	June 30, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$5,756	10.9%	$10,745	17.8%
Maturity 1 month to 12 months	4,311	8.1	3,404	5.6
Maturity greater than 1 year	6,529	12.3	7,446	12.4
Fixed rate, amortizing	3,504	6.6	3,654	6.1
Fixed rate, putable	4,237	8.0	4,201	7.0

Total fixed rate advances	24,337	45.9	29,450	48.9

Floating rate advances
Maturity less than one month	9	—	390	0.6
Maturity 1 month to 12 months	6,419	12.1	5,695	9.5
Maturity greater than 1 year	22,281	42.0	24,710	41.0

Total floating rate advances	28,709	54.1	30,795	51.1

Total par value	$53,046	100.0%	$60,245	100.0%

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
On July 23, 2009, Guaranty Financial Group Inc. (“GFG”), the holding company for Guaranty Bank (“Guaranty”), the Bank’s third largest borrower and stockholder as of June 30, 2009, announced that Guaranty had filed, at the direction of the Office of Thrift Supervision (“OTS”), an amended Thrift Financial Report as of and for the three months ended March 31, 2009 reflecting substantial write-downs that resulted in Guaranty having negative capital as of that date. GFG is working with the OTS and the FDIC as they pursue potential alternatives for the business of Guaranty; however, GFG believes it is probable that it will not be able to continue as a going concern. In connection with this process, the OTS has directed that Guaranty’s Board of Directors consent to the OTS exercising its statutory authority to appoint the FDIC as receiver or conservator for Guaranty. Guaranty’s Board of Directors has complied with the OTS demand for such consent, but the appointment of a receiver or conservator has not yet occurred. As of June 30, 2009, Guaranty had advances outstanding totaling $1.5 billion. Guaranty’s obligations to the Bank are fully secured by collateral with estimated values in excess of the amounts borrowed.
Short-Term Liquidity Portfolio
At June 30, 2009, the Bank’s short-term liquidity portfolio was comprised of $3.3 billion of overnight federal funds sold to domestic counterparties and $2.2 billion of interest-bearing deposits at the Federal Reserve Bank of Dallas. At December 31, 2008, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of interest-bearing deposits at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, and changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs.
Long-Term Investments
At June 30, 2009, the Bank’s long-term investment portfolio was comprised of $12.5 billion of mortgage-backed securities (“MBS”) and $0.1 billion of U.S. agency debentures. As of year-end 2008, the Bank’s long-term investment portfolio was comprised of $11.7 billion of MBS and $0.1 billion of U.S. agency debentures. The Bank’s long-term investment portfolio at June 30, 2009 and December 31, 2008 includes securities that are classified for balance sheet purposes as either held-to-maturity or available-for-sale as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
June 30, 2009	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$62	$—	$62	$63

MBS portfolio
U.S. government guaranteed obligations	27	—	27	26
Government-sponsored enterprises	11,817	3	11,820	11,716
Non-agency residential MBS	541	—	541	373
Non-agency commercial MBS	136	—	136	138

Total MBS	12,521	3	12,524	12,253

State or local housing agency debentures	3	—	3	3

Total long-term investments	$12,586	$3	$12,589	$12,319

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2008	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$66	$—	$66	$66

MBS portfolio
U.S. government guaranteed obligations	29	—	29	28
Government-sponsored enterprises	10,629	99	10,728	10,386
Non-agency residential MBS	677	—	677	400
Non-agency commercial MBS	297	28	325	287

Total MBS	11,632	127	11,759	11,101

State or local housing agency debentures	4	—	4	3

Total long-term investments	$11,702	$127	$11,829	$11,170

During the six months ended June 30, 2009, the Bank acquired $2.3 billion of LIBOR-indexed floating rate collateralized mortgage obligations (“CMOs”) issued by either Fannie Mae or Freddie Mac, all of which had settled as of June 30, 2009. As further described below, the floating rate coupons of these securities, which the Bank designated as held-to-maturity, are subject to interest rate caps. During this same six-month period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $1.4 billion and $39.5 million, respectively. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise MBS) with an amortized cost of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. There were no other sales of available-for-sale securities during the six months ended June 30, 2009.
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
On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008 (“AB 2008-01”), the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital. On June 30, 2008, the Office of Supervision approved the Bank’s submission. The Bank’s Board of Directors may subsequently expand the Bank’s incremental MBS investment authority by some amount up to the entire additional 300 percent of capital authorized by the Finance Board. Any such increase authorized by the Bank’s Board of Directors would require approval from the Finance Agency. At June 30, 2009, the Bank held $12.5 billion (carrying value) of MBS, which represented 390 percent of its total regulatory capital.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of June 30, 2009 and December 31, 2008.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	June 30, 2009		December 31, 2008
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$27	$27	$29	$29
Government-sponsored enterprises	11,971	11,814	10,880	10,714
Non-agency RMBS	591	541	677	677

Total floating rate CMOs	12,589	12,382	11,586	11,420

Interest rate swapped MBS(2)
Triple-A rated non-agency CMBS (3)	—	—	29	28
Government-sponsored enterprise DUS(4)	3	3	10	10

Total swapped MBS	3	3	39	38

Total floating rate MBS	12,592	12,385	11,625	11,458

Fixed rate MBS
Government-sponsored enterprises	3	3	4	4
Triple-A rated non-agency CMBS(5)	136	136	297	297

Total fixed rate MBS	139	139	301	301

Total MBS	$12,731	$12,524	$11,926	$11,759

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank has entered into balance-guaranteed interest rate swaps in which it pays the swap counterparty the coupon payments of the underlying security in exchange for LIBOR-indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.

Unrealized losses on the Bank’s MBS classified as available-for-sale and held-to-maturity decreased from $1.7 million and $557.0 million, respectively, at December 31, 2008 to $1,000 and $354.8 million, respectively, at June 30, 2009.
The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of June 30, 2009 and December 31, 2008.
UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	June 30, 2009		December 31, 2008
		Unrealized		Unrealized
	Gross Unrealized	Losses as Percentage of	Gross Unrealized	Losses as Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost
Government guaranteed	$—	0.6%	$1	2.8%
Government-sponsored enterprises	138	1.2%	270	2.5%
Non-agency RMBS	217	36.8%	277	40.9%
Non-agency CMBS	—	0.0%	11	3.4%

	$355		$559

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. An investment security is impaired if the fair value of the investment is less than its amortized cost. The unrealized losses on the Bank’s held-to-maturity securities portfolio as of June 30, 2009 were generally attributable to the widespread deterioration in credit market conditions over the last 21 to 24 months. All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency RMBS, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at June 30, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS and, in the case of its non-agency commercial MBS (“CMBS”), the performance of the underlying loans and the credit support provided by the subordinate securities as further discussed below, the Bank expects that its holdings of U.S. government guaranteed debentures, state or local housing agency debentures, U.S. government guaranteed MBS, government-sponsored enterprise MBS and non-agency CMBS would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2009.
As of June 30, 2009, the gross unrealized losses on the Bank’s holdings of non-agency RMBS totaled $217 million, which represented 36.8 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of diminished liquidity and significant risk premiums in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of June 30, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch. As of June 30, 2009, 18 of the 20 securities with credit ratings below triple-A from either Moody’s or Fitch continued to be rated triple-A by S&P (at that date, S&P had six of these securities on ratings watch negative).

One security that is rated triple-B by Moody’s is rated single-A by S&P and the remaining security is not rated by S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

	Number of	Amortized	Carrying	Estimated	Unrealized
Credit Rating	Securities	Cost	Value	Fair Value	Losses
Triple-A	22	$257,024	$257,024	$212,457	$44,567
Double-A	6	65,827	65,827	34,647	31,180
Single-A	1	34,677	34,677	19,037	15,640
Triple-B	8	120,355	111,789	51,666	68,689
Double-B	3	45,064	20,583	18,634	26,430
Single-B	2	67,105	50,603	36,726	30,379

Total	42	$590,052	$540,503	$373,167	$216,885

During the period from July 1, 2009 through August 7, 2009, S&P lowered its credit rating on one of the Bank’s non-agency RMBS from triple-A to single-A (the security had previously been on ratings watch negative); as of June 30, 2009, this security had an amortized cost and estimated fair value of $21.7 million and $9.1 million, respectively. This security is not rated by Fitch and was rated triple-B by Moody’s as of June 30, 2009. During this same period, Fitch lowered its credit rating on one of the Bank’s non-agency RMBS from triple-B to triple-C; as of June 30, 2009, this security had an amortized cost (inclusive of OTTI) and estimated fair value of $45.4 million and $28.9 million, respectively. This security is not rated by S&P and was rated single-B by Moody’s as of June 30, 2009. None of the Bank’s other non-agency RMBS were downgraded during this period.
At June 30, 2009, the Bank’s portfolio of non-agency RMBS was comprised of 42 securities with an aggregate unpaid principal balance of $591 million: 23 securities with an aggregate unpaid principal balance of $323 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $268 million are backed by option adjustable-rate mortgage (“option ARM”) loans. In comparison, the aggregate unpaid principal balance of these securities was $677 million as of December 31, 2008 (those securities that are backed by fixed rate loans had an aggregate unpaid principal balance of $395 million while those securities that are backed by option ARM loans had an aggregate unpaid principal balance of $282 million). All of these investments are classified as held-to-maturity securities. The following table provides a summary of the Bank’s non-agency RMBS as of June 30, 2009 by collateral type and year of securitization.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average (1)	Current (4)
Fixed Rate Collateral

2006	1	$46	$46	$30	$16	7.81%	9.37%	8.89%	9.37%
2005	1	35	35	19	16	5.82%	10.17%	6.84%	10.17%
2004	5	49	49	38	11	2.95%	15.31%	5.99%	12.20%
2003	13	179	179	159	20	0.60%	6.61%	4.00%	4.82%
2002 and prior	3	14	14	11	3	4.70%	20.57%	4.48%	16.46%

	23	323	323	257	66	2.72%	9.33%	5.33%	4.82%

Option ARM Collateral

2005	17	253	252	110	142	31.26%	49.49%	42.58%	33.53%
2004	2	15	15	6	9	33.73%	39.39%	30.15%	35.97%

	19	268	267	116	151	31.40%	48.92%	41.87%	33.53%

Total non-agency RMBS	42	$591	$590	$373	$217	15.71%	27.26%	21.88%	4.82%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2009, actual cumulative loan losses underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 4.11 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2008 is provided in the Bank’s 2008 10-K. There were no substantial changes in these concentrations during the six months ended June 30, 2009.
As of June 30, 2009, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $102 million that were classified as Alt-A at the time of issuance. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $60 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $42 million) are backed by option ARM loans. The Bank does not hold any MBS that were classified as subprime at the time of issuance. The following table provides a summary as of June 30, 2009 of the Bank’s non-agency RMBS that were classified as Alt-A at the time of issuance.
SECURITIES CLASSIFIED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average	Current (4)
2005	3	$77	$77	$37	$40	23.36%	29.60%	24.97%	10.17%
2004	1	11	11	9	2	6.50%	20.05%	6.85%	20.05%
2002 and prior	2	14	14	11	3	4.86%	19.94%	4.56%	16.46%

Total	6	$102	$102	$57	$45	18.98%	27.23%	20.20%	10.17%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2009, actual cumulative loan losses underlying the securities presented in the table ranged from 0.17 percent to 2.10 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

Because the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities owned by the Bank are insured by third party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account an assumed default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the various housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase 1 percent in the first year, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of four of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of June 30, 2009. These securities included two securities, with an aggregate unpaid principal balance of $39.4 million at June 30, 2009, that had previously been identified as other-than-temporarily impaired at March 31, 2009 and two securities, with an aggregate unpaid principal balance of $61.1 million at June 30, 2009, that were determined to be other-than-temporarily impaired as of June 30, 2009. The difference between the present value of the cash flows expected to be collected from these securities and their amortized cost bases (i.e., the credit losses) totaled $654,000 as of June 30, 2009. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), only the amounts related to the credit losses were recognized in earnings. Because the estimated fair values of the two previously impaired securities increased by an amount greater than the accretion of the non-credit portion of the other-than-temporary impairment charge recorded in accumulated other comprehensive income as of March 31, 2009, the additional credit losses associated with these previously impaired securities, totaling $152,000, were reclassified from accumulated other comprehensive income to earnings during the three months ended June 30, 2009. No additional impairment was recorded for these securities in other comprehensive income during the three months ended June 30, 2009. At June 30, 2009, the difference between the two newly impaired securities’

amortized cost bases (after recognition of the current-period credit losses totaling $502,000) and their estimated fair values totaled $25,068,000, which was recognized in other comprehensive income.
The following tables set forth additional information for each of the securities that was deemed to be other-than-temporarily impaired as of June 30, 2009 (in thousands). The information is as of and for the six months ended June 30, 2009. The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of June 30, 2009.

	Period of			Credit	Non-Credit
	Initial	Credit	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Double-B	$13,139	$155	$12,984
Security #2	Q1 2009	Double-B	13,076	14	13,062
Security #3	Q2 2009	Single-B	16,985	482	16,503
Security #4	Q2 2009	Triple-B	8,585	20	8,565

Totals			$51,785	$671	$51,114

	Amortized	Non-Credit	Accretion of		Estimated
	Cost	Component	Non-Credit	Carrying	Fair
	After OTTI	of OTTI	Component	Value	Value
Security #1	$18,190	$12,984	$780	$5,986	$6,973
Security #2	21,016	13,062	785	8,739	9,142
Security #3	45,423	16,503	—	28,920	28,920
Security #4	15,143	8,565	—	6,578	6,578

Totals	$99,772	$51,114	$1,565	$50,223	$51,613

For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009 (dollars in thousands):

				Significant Inputs (2)
			Unpaid	Projected	Projected	Projected	Current
	Year of	Collateral	Principal	Prepayment	Default	Loss	Credit
	Securitization	Type (1)	Balance	Rate	Rate	Severity	Enhancement
Security #1	2005	Alt-A/Option ARM	$18,346	10.3%	70.0%	40.1%	38.6%
Security #2	2005	Alt-A/Option ARM	21,030	12.2%	58.8%	43.9%	51.1%
Security #3	2006	Alt-A/Fixed Rate	45,905	19.6%	22.8%	39.2%	9.4%
Security #4	2005	Alt-A/Option ARM	15,163	11.4%	67.7%	41.2%	52.5%

Total			$100,444

(1) (2)	Security #1 is the only security that was classified as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.
Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at June 30, 2009.

In addition to evaluating the risk-based selection of its non-agency RMBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in the third year and 3 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, nine of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of June 30, 2009 (including the four securities that were determined to be other-than-temporarily impaired as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide an indicative measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.
NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

					Credit Losses	Hypothetical
					Recorded	Credit
					in Earnings	Losses Under		Current
	Year of	Collateral	Carrying	Fair	During the	Stress-Test	Collateral	Credit
	Securitization	Type (1)	Value	Value	Second Quarter	Scenario (2)	Delinquency (3)	Enhancement (4)
Security #1	2005	Alt-A/Option ARM	$5,986	$6,973	$140	$861	34.8%	38.6%
Security #2	2005	Alt-A/Option ARM	8,739	9,142	12	6	32.0%	51.1%
Security #3	2006	Alt-A/Fixed Rate	28,920	28,920	482	1,750	7.8%	9.4%
Security #4	2005	Alt-A/Option ARM	6,578	6,578	20	96	31.3%	52.5%
Security #5	2005	Alt-A/Option ARM	24,290	10,938	—	169	39.8%	50.6%
Security #6	2005	Alt-A/Option ARM	21,682	7,806	—	114	34.3%	33.5%
Security #7	2004	Alt-A/Option ARM	8,094	2,668	—	27	25.0%	36.0%
Security #8	2004	Alt-A/Option ARM	7,057	3,035	—	8	43.7%	43.3%
Security #9	2005	Alt-A/Option ARM	8,067	3,872	—	3	37.7%	51.3%

			$119,413	$79,932	$654	$3,034

(1)	Security #1 and Security #5 are the only securities that were classified as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the three months ended June 30, 2009 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2009, actual cumulative loan losses underlying the securities presented in the table ranged from 0.59 percent to 2.10 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
In addition to its holdings of non-agency RMBS, as of June 30, 2009, the Bank held four non-agency CMBS with an aggregate unpaid principal balance, amortized cost and estimated fair value of $136.4 million, $136.4 million and $137.9 million, respectively. All of these securities were issued in either 1999 or 2000 and are classified as held-to-maturity. As of June 30, 2009, the portfolio’s weighted average collateral delinquency was 3.44 percent; at this same date, the current weighted average credit enhancement approximated 36.10 percent.
While most of its MBS portfolio is comprised of floating rate CMOs ($12.6 billion par value at June 30, 2009) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2009, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($10.3 billion) was between 6.0 percent and 7.0 percent. As of June 30, 2009, one-month LIBOR rates were approximately 570 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $1.25 billion of interest rate caps with remaining maturities ranging from 21 months to 45 months as of June 30, 2009, and strike rates ranging from 6.25 percent to 6.75 percent and (ii) two forward-starting interest rate caps with terms commencing in June 2012, each of which has a notional amount of $250 million. The forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. In July 2009, the Bank purchased two additional interest rate caps, each of which has a notional amount of $250 million and a strike rate of 6.5 percent. The premiums paid for these caps, which expire in the third quarter of 2014, totaled $7.3 million. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2011	$500	6.75%
Second quarter 2013	500	6.25%
Second quarter 2013	250	6.50%
Third quarter 2014 (1)	500	6.50%
Second quarter 2015 (2)	250	6.50%
Second quarter 2016 (2)	250	7.00%

	$2,250

(1)	These caps were purchased in July 2009.

(2)	These caps are effective beginning in June 2012.
Consolidated Obligations and Deposits
As of June 30, 2009, the carrying values of the Bank’s consolidated obligation bonds and discount notes totaled $52.5 billion and $15.0 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $52.1 billion and the par value of the Bank’s outstanding discount notes was $15.0 billion. In comparison, at December 31, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $56.6 billion and $16.7 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $56.0 billion and $16.9 billion, respectively.
During the six months ended June 30, 2009, the Bank’s outstanding consolidated obligation bonds decreased by $3.9 billion due primarily to decreases in the Bank’s outstanding advances. The Bank relied in large part on the issuance of short-term bullet and floating rate bonds, as well as discount notes to meet its funding needs during the first half of 2009, as these funding sources were generally more attractively priced and more readily available in large volumes than long-term bullet and/or callable debt. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2009 and December 31, 2008.

COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	June 30, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Single-index floating rate	$28,285	54.3%	$13,093	23.4%
Fixed rate, non-callable	19,143	36.7	31,767	56.7
Fixed rate, callable	3,286	6.3	11,054	19.8
Callable step-up	1,230	2.4	78	0.1
Conversion	170	0.3	—	—
Callable step-down	—	—	15	—

Total par value	$52,114	100.0%	$56,007	100.0%

Single-index floating rate bonds have variable rate coupons that generally reset based on either one- or three-month LIBOR or the daily Federal funds rate; these bonds may contain caps that limit the increases in the floating rate coupons. Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Conversion bonds have coupons that convert from fixed to floating, or from floating to fixed, on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
As discussed in the 2008 10-K, market developments during the second half of 2008 stimulated investors’ demand for short-term GSE debt and limited their demand for longer term debt. As a result, during the second half of 2008, the Bank’s funding costs associated with issuing long-maturity debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. These costs improved somewhat during the first half of 2009.
During the first half of 2009, the proportion of outstanding callable bonds decreased due to the combination of the slope of the FHLBank funding curve and continued investor preferences for short-term, high-quality assets, while the proportion of floating-rate bonds increased. The FHLBanks’ access to debt with a wider range of maturities, and the pricing of those bonds, improved somewhat during the second quarter of 2009. Accordingly, the Bank has gradually increased its issuance of callable and longer-dated bonds during recent months. The weighted-average maturity of the Bank’s outstanding consolidated obligations extended somewhat during the second quarter of 2009; at June 30, 2009, 65.4 percent of the Bank’s consolidated obligations were due in one year or less, as compared to 74.9 percent at December 31, 2008.

The following table is a summary of the Bank’s consolidated obligation bonds and discount notes outstanding at June 30, 2009 and December 31, 2008, by contractual maturity (at par value):
CONSOLIDATED OBLIGATION BONDS AND DISCOUNT NOTES BY CONTRACTUAL MATURITY
(dollars in millions)

	June 30, 2009		December 31, 2008
Contractual Maturity	Amount	Percentage	Amount	Percentage
Due in one year or less	$43,929	65.4%	$54,610	74.9%
Due after one year through two years	15,478	23.1	9,784	13.4
Due after two years through three years	2,799	4.2	2,239	3.1
Due after three years through four years	1,463	2.2	1,689	2.3
Due after four years through five years	1,087	1.6	944	1.3
Thereafter	2,353	3.5	3,665	5.0

Total	$67,109	100.0%	$72,931	100.0%

Demand and term deposits were $1.2 billion and $1.4 billion at June 30, 2009 and December 31, 2008, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $2.828 billion and $3.224 billion at June 30, 2009 and December 31, 2008, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.911 billion for the year ended December 31, 2008 to $2.885 billion for the six months ended June 30, 2009. The decrease in outstanding capital stock from December 31, 2008 to June 30, 2009 was attributable primarily to the decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the six months ended June 30, 2009.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 30, 2009, April 30, 2009 and July 31, 2009, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2008.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 30, 2009	1,683,239	$168,324	$7,602
April 30, 2009	1,016,045	101,605	—
July 31, 2009	1,368,402	136,840	—
Mandatorily redeemable capital stock outstanding at June 30, 2009 and December 31, 2008 was $78.8 million and $90.4 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of June 30, 2009 and December 31, 2008.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	June 30, 2009		December 31, 2008
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by the FDIC, as receiver of Franklin Bank, S.S.B.	1	$57,529	1	$57,432
Held by Capital One, National Association	1	13,380	1	26,350
Held by Washington Mutual Bank	—	—	1	103
Subject to withdrawal notice	7	1,819	5	1,198
Held by other non-members	11	6,078	10	5,270

Total	20	$78,806	18	$90,353

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $3.314 billion at the end of 2008 to $2.907 billion at June 30, 2009.
At June 30, 2009 and December 31, 2008, the Bank’s ten largest shareholders held $1.6 billion and $1.9 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 55.3 percent and 57.4 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of June 30, 2009.

TEN LARGEST SHAREHOLDERS AS OF JUNE 30, 2009
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wachovia Bank, FSB (1)	Houston	TX	$828,381	28.5%
Comerica Bank	Dallas	TX	353,157	12.2
Guaranty Bank	Austin	TX	102,723	3.5
International Bank of Commerce	Laredo	TX	100,203	3.4
FDIC, as receiver of Franklin Bank, S.S.B.	Houston	TX	57,529	2.0
Southside Bank	Tyler	TX	39,476	1.4
BancorpSouth Bank	Tupelo	MS	33,496	1.2
Texas Capital Bank, N.A.	Dallas	TX	31,789	1.1
Bank of Texas, N.A.	Dallas	TX	30,308	1.0
Arvest Bank	Rogers	AR	30,204	1.0

			$1,607,266	55.3%

(1)	Previously known as World Savings Bank, FSB (Texas)
As of June 30, 2009, all of the stock held by the FDIC, as receiver of Franklin Bank, S.S.B., was classified as mandatorily redeemable capital stock (a liability) in the statement of condition. The stock held by the other nine institutions shown in the table above was classified as capital in the statement of condition at June 30, 2009. In July 2009, the Bank repurchased all of the capital stock held by the FDIC, as receiver of Franklin Bank, S.S.B.
At June 30, 2009, the Bank’s excess stock totaled $401.4 million, which represented 0.6 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the six months ended June 30, 2009, the Bank’s retained earnings increased by $85.4 million, from $216.0 million to $301.4 million. During this same period, the Bank paid dividends on capital stock totaling $5.4 million, which represented an annualized dividend rate of 0.34 percent. The Bank’s first and second quarter 2009 dividend rates approximated the average effective federal funds rates for the quarters ended December 31, 2008 and March 31, 2009, respectively. In addition, the Bank paid dividends totaling $98,000 on capital stock classified as mandatorily redeemable capital stock. These dividends, which were also paid at an annualized rate of 0.34 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2008 through December 31, 2008, was paid on March 31, 2009. The second quarter dividend, applied to average capital stock held during the period from January 1, 2009 through March 31, 2009, was paid on June 30, 2009.
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
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and forward agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 8 beginning on page 20 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of June 30, 2009 and December 31, 2008, the Bank’s notional balance of interest rate exchange agreements was $58.0 billion and $70.1 billion, respectively, while its total assets were $72.1 billion and $78.9 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of June 30, 2009 and December 31, 2008, and the net fair value changes recorded in earnings for each of those categories during the three and six months ended June 30, 2009 and 2008.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value (8)		Net Change in Fair Value (8)
	Total Notional at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2009	December 31, 2008	2009	2008	2009	2008
	(In millions of dollars)		(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$10,448	$9,959	$—	$—	$—	$—
Long-haul method(2)	1,026	1,164	(205)	(54)	(1,590)	179
Economic hedges(3)	25	5	26	261	7	215

Total	11,499	11,128	(179)	207	(1,583)	394

Investments
Long-haul method(2)	3	40	(228)	527	(102)	890
Economic hedges(4)	—	—	—	75	—	(10)

Total	3	40	(228)	602	(102)	880

Consolidated obligation bonds
Short-cut method(1)	95	95	—	—	—	—
Long-haul method(2)	19,995	37,795	3,369	5,170	58,902	6,099
Economic hedges(3)	8,045	110	16,759	(766)	15,922	74

Total	28,135	38,000	20,128	4,404	74,824	6,173

Consolidated obligation discount notes
Economic hedges(3)	5,342	5,270	5,207	(8,909)	(3,761)	(2,756)

Other economic hedges
Interest rate caps(5)	1,750	3,500	8,246	8,111	8,621	6,515
Basis swaps(6)	11,200	12,200	(26,737)	3,187	9,367	3,187
Forward rate agreement (7)	—	—	223	—	—	—
Member swaps (including offsetting swaps)	24	7	22	—	32	—

Total	12,974	15,707	(18,246)	11,298	18,020	9,702

Total derivatives	$57,953	$70,145	$6,682	$7,602	$87,398	$14,393

Total short-cut method	$10,543	$10,054	$—	$—	$—	$—
Total long-haul method	21,024	38,999	2,936	5,643	57,210	7,168
Total economic hedges	26,386	21,092	3,746	1,959	30,188	7,225

Total derivatives	$57,953	$70,145	$6,682	$7,602	$87,398	$14,393

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting under SFAS 133 or were not designated in a SFAS 133 hedging relationship.

(4)	Interest rate derivatives that were matched to investment securities designated as available-for-sale, but that did not qualify for hedge accounting under SFAS 133.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting under SFAS 133. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	At June 30, 2009, the Bank held $11.2 billion (notional) of interest rate basis swaps that were entered into to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $1.0 billion, $3.0 billion, $1.0 billion, $5.2 billion, and $1.0 billion of these agreements expire in the first quarter of 2011, the second quarter of 2013, the second quarter of 2014, the fourth quarter of 2018, and the first quarter of 2024, respectively.

(7)	The Bank’s forward rate agreement hedged exposure to reset risk and expired in the second quarter of 2009.

(8)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges, the net change in fair value reflected in this table represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The Bank’s collateral exchange agreements with its counterparties generally establish maximum unsecured credit exposure thresholds (typically ranging from $100,000 to $500,000) that one party may have to the other. Once the counterparties agree to the valuations of the interest rate exchange agreements, and it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2009 and December 31, 2008.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Maximum	Cash	Cash
Credit	Number of	Notional		Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral
June 30, 2009
Aaa	1	$275.0		$—	$—	$—	$—
Aa(4)	11	48,221.6		222.8	206.4	15.0	1.4
A(5)	4	9,444.0		21.5	17.1	4.4	—
Excess collateral	—	—		—	2.3	—	—

Total	16	$57,940.6	(6)	$244.3	$225.8	$19.4	$1.4

December 31, 2008
Aaa	3	$17,099.2		$35.2	$27.3	$7.9	$—
Aa(4)	9	43,239.8		341.9	288.5	52.4	1.0
A(5)	4	9,802.8		27.8	19.1	8.7	—

Total	16	$70,141.8	(6)	$404.9	$334.9	$69.0	$1.0

(1)	Credit ratings shown in the table are provided by Moody’s and are as of June 30, 2009 and December 31, 2008, respectively.

(2)	Includes amounts that had not settled as of June 30, 2009 and December 31, 2008.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on June 30, 2009 and December 31, 2008 credit exposures. Cash collateral totaling $19.4 million and $68.5 million was delivered under these agreements in early July 2009 and early January 2009, respectively.

(4)	The figures for Aa-rated counterparties as of June 30, 2009 and December 31, 2008 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $94 million and $128 million as of June 30, 2009 and December 31, 2008, respectively. These transactions represented a credit exposure of $1.9 million and $3.7 million to the Bank as of June 30, 2009 and December 31, 2008, respectively.

(5)	The figures for A-rated counterparties as of June 30, 2009 and December 31, 2008 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.5 billion and $1.4 billion as of June 30, 2009 and December 31, 2008, respectively, and did not represent a credit exposure to the Bank at either of those dates.

(6)	Excludes $12.1 million and $3.5 million (notional amounts) of interest rate derivatives with members at June 30, 2009 and December 31, 2008, respectively. This product offering is discussed in the paragraph below.
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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 86 percent at June 30, 2009. In comparison, this ratio was 75 percent as of December 31, 2008. The improvement in the Bank’s market value to book value of equity ratio was due in large part to higher values for its agency and, to a lesser extent, non-agency MBS. The increase in fair value of these securities was due primarily to reduced liquidity premiums in the MBS market. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended June 30, 2009 and 2008 was $25.7 million and $40.6 million, respectively. The Bank’s net income for the three months ended June 30, 2009 represented an annualized return on average capital stock (ROCS) of 3.66 percent, which was 348 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 5.71 percent for the three months ended June 30, 2008, which exceeded the average effective federal funds rate for that quarter by 362 basis points. Net income for the six months ended June 30, 2009 and 2008 was $90.9 million and $71.8 million, respectively. The Bank’s net income for the six months ended June 30, 2009 represented an ROCS of 6.35 percent, which was 617 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 5.43 percent for the six months ended June 30, 2008, which was 280 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended June 30, 2009 and 2008, the effective rates were 26.5 percent and 26.6 percent, respectively. During these periods, the combined AHP and REFCORP assessments were $9.3 million and $14.7 million, respectively. During the six months ended June 30, 2009 and 2008, the effective rates were 26.5 percent and 26.6 percent, respectively, and the combined AHP and REFCORP assessments were $32.8 million and $26.0 million, respectively.
Income Before Assessments
During the three months ended June 30, 2009 and 2008, the Bank’s income before assessments was $35.0 million and $55.2 million, respectively. The $20.2 million decrease in income before assessments from period to period was attributable to a $37.6 million decrease in net interest income and a $1.7 million increase in other expense, offset by a $19.1 million increase in other income. The increase in other income was due primarily to a $24.1 million increase in net gains on derivatives and hedging activities.
The Bank’s income before assessments was $123.7 million and $97.9 million for the six months ended June 30, 2009 and 2008, respectively. This $25.8 million increase in income before assessments from period to period was attributable to a $136.2 million increase in other income, offset by a $107.9 million decrease in net interest income and a $2.5 million increase in other expense. The increase in other income was due largely to a $146.0 million increase in net gains on derivatives and hedging activities, partially offset by a $7.4 million decrease in debt extinguishment gains.
The components of income before assessments (net interest income, other income and other expense) are discussed in more detail in the following sections.

Net Interest Income (Expense)
For the three months ended June 30, 2009 and 2008, the Bank’s net interest income was $14.8 million and $52.4 million, respectively. The Bank’s net interest income (expense) was ($8.1 million) and $99.8 million for the six months ended June 30, 2009 and 2008, respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives (including, but not limited to, interest rate basis swaps), which contributed significantly to the Bank’s overall income before assessments for the first half of 2009. The decreases in net interest income were due in large part to lower short-term interest rates (the average effective federal funds rate declined from 2.09 percent and 2.63 percent for the three and six months ended June 30, 2008, respectively, to 0.18 percent for both the three and six months ended June 30, 2009) and to the much wider prevailing spread between one- and three-month LIBOR. As further discussed below, the Bank utilizes interest rate basis swaps to mitigate the impact of these wider spreads. Net interest income was also impacted (albeit to a far lesser extent) by changes in the average balances of earning assets from $73.3 billion and $68.9 billion for the three and six months ended June 30, 2008 to $71.4 billion and $72.8 billion for the corresponding periods in 2009.
For the three months ended June 30, 2009 and 2008, the Bank’s net interest margin was 8 basis points and 28 basis points, respectively. The Bank’s net interest margin was (3) basis points and 29 basis points for the six months ended June 30, 2009 and 2008, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to lower short-term interest rates in 2009, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 12 basis points and 15 basis points for the three and six months ended June 30, 2008, respectively, to 7 basis points for both of the comparable periods in 2009. In addition, the Bank’s net interest spread decreased from 16 basis points and 14 basis points for the three and six months ended June 30, 2008, respectively, to 1 basis point and (10) basis points during the three and six months ended June 30, 2009, respectively.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the six months ended June 30, 2009, the Bank used approximately $12.4 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR and approximately $6.1 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes. During the comparable period in 2008, the Bank was a party to approximately $1.7 billion (average notional balance) of interest rate basis swaps and it used approximately $5.1 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $27.2 million and $73.3 million for the three and six months ended June 30, 2009, respectively, compared to $2.2 million and $0.3 million for the corresponding periods in 2008. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest margin would have been 23 basis points and 18 basis points for the three and six months ended June 30, 2009, respectively, compared to 30 basis points and 29 basis points for the comparable periods in 2008 and its net interest spread would have been 17 basis points and 11 basis points for the three and six months ended June 30, 2009, respectively, compared to 18 basis points and 14 basis points for the three and six months ended June 30, 2008, respectively.
The Bank’s net interest spread for the first quarter of 2009 (and therefore its net interest spread for the six months ended June 30, 2009) was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income for the six months ended June 30, 2009, most of which occurred early in the first quarter. The negative impact of this debt on the Bank’s net interest income, net interest margin and net interest spread was minimal in the second quarter of 2009, as much of the debt issued in late 2008 had been replaced with lower cost debt issued in the first quarter of 2009.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2009 and 2008.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended June 30,
	2009			2008
	Average	Interest Income/	Average	Average	Interest Income/	Average
	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)
Assets
Interest-bearing deposits (b)	$631	$—	0.15%	$132	$1	2.39%
Federal funds sold (c)	3,485	1	0.16%	4,670	25	2.13%
Investments
Trading	3	—	—	4	—	—
Available-for-sale (e)	8	—	0.60%	344	2	2.57%
Held-to-maturity(e)	11,716	38	1.29%	9,473	80	3.39%
Advances (f)	55,288	189	1.37%	58,320	416	2.86%
Mortgage loans held for portfolio	301	4	5.47%	360	5	5.59%

Total earning assets	71,432	232	1.30%	73,303	529	2.89%
Cash and due from banks	19			92
Other assets	405			355
Derivatives netting adjustment (b)	(473)			(258)
Fair value adjustment on available-for-sale securities (e)	—			(3)
Adjustment for non-credit portion of other-than-temporary impairments on held-to-maturity securities(e)	(26)			—

Total assets	$71,357	232	1.30%	$73,489	529	2.88%

Liabilities and Capital
Interest-bearing deposits (b)	$1,425	—	0.09%	$3,197	16	1.97%
Consolidated obligations
Bonds	48,559	149	1.23%	47,502	341	2.88%
Discount notes	17,431	68	1.57%	19,213	120	2.49%
Mandatorily redeemable capital stock and other borrowings	80	—	0.18%	83	—	2.13%

Total interest-bearing liabilities	67,495	217	1.29%	69,995	477	2.73%
Other liabilities	1,244			657
Derivatives netting adjustment (b)	(473)			(258)

Total liabilities	68,266	217	1.27%	70,394	477	2.71%

Total capital	3,091			3,095

Total liabilities and capital	$71,357		1.22%	$73,489		2.60%

Net interest income		$15			$52

Net interest margin			0.08%			0.28%
Net interest spread			0.01%			0.16%

Impact of non-interest bearing funds			0.07%			0.12%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2009 and 2008 in the table above include $188 million and $131 million, respectively, which are classified in derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the three months ended June 30, 2009 and 2008 in the table above include $285 million and $127 million, respectively, which are classified in derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Interest income/expense and average rates include the effects of interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $27.2 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively. The net interest income on economic hedge derivatives is presented below in the section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2009 and 2008.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Six Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)
Assets
Interest-bearing deposits (b)	$515	$—	0.18%	$141	$2	2.95%
Federal funds sold (c)	3,584	3	0.16%	5,255	72	2.76%
Investments
Trading	3	—	—	3	—	—
Available-for-sale (e)	55	—	1.69%	369	6	3.02%
Held-to-maturity(e)	11,593	79	1.36%	9,058	172	3.79%
Advances (f)	56,788	446	1.57%	53,671	905	3.37%
Mortgage loans held for portfolio	310	8	5.51%	367	10	5.59%

Total earning assets	72,848	536	1.47%	68,864	1,167	3.39%
Cash and due from banks	20			101
Other assets	465			374
Derivatives netting adjustment (b)	(527)			(291)
Fair value adjustment on available-for-sale securities (e)	—			(3)
Adjustment for non-credit portion of other-than-temporary impairments on held-to-maturity securities(e)	(13)			—

Total assets	$72,793	536	1.47%	$69,045	1,167	3.38%

Liabilities and Capital
Interest-bearing deposits (b)	$1,571	1	0.14%	$3,331	42	2.54%
Consolidated obligations
Bonds	48,794	376	1.54%	42,561	731	3.43%
Discount notes	18,755	167	1.79%	19,761	293	2.96%
Mandatorily redeemable capital stock and other borrowings	79	—	0.15%	78	1	2.62%

Total interest-bearing liabilities	69,199	544	1.57%	65,731	1,067	3.25%
Other liabilities	980			715
Derivatives netting adjustment (b)	(527)			(291)

Total liabilities	69,652	544	1.56%	66,155	1,067	3.22%

Total capital	3,141			2,890

Total liabilities and capital	$72,793		1.50%	$69,045		3.09%

Net interest income (expense)		$(8)			$100

Net interest margin			(0.03%)			0.29%
Net interest spread			(0.10%)			0.14%

Impact of non-interest bearing funds			0.07%			0.15%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	In accordance with FSP FIN 39-1, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2009 and 2008 in the table above include $199 million and $140 million, respectively, which are classified in derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the six months ended June 30, 2009 and 2008 in the table above include $330 million and $151 million, respectively, which are classified in derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Interest income/expense and average rates include the effects of interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a SFAS 133 hedging relationship, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $73.3 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively. The net interest income on economic hedge derivatives is presented below in the section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2009 and 2008 and excludes net interest income (expense) on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Six Months Ended
	June 30, 2009 vs. 2008			June 30, 2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$1	$(2)	$(1)	$1	$(3)	$(2)
Federal funds sold	(5)	(19)	(24)	(17)	(52)	(69)
Investments
Trading	—	—	—	—	—	—
Available-for-sale	(1)	(1)	(2)	(4)	(2)	(6)
Held-to-maturity	16	(58)	(42)	38	(131)	(93)
Advances	(20)	(207)	(227)	51	(510)	(459)
Mortgage loans held for portfolio	(1)	—	(1)	(2)	—	(2)

Total interest income	(10)	(287)	(297)	67	(698)	(631)

Interest expense:
Interest-bearing deposits	(6)	(10)	(16)	(15)	(26)	(41)
Consolidated obligations:
Bonds	8	(200)	(192)	95	(450)	(355)
Discount notes	(10)	(42)	(52)	(14)	(112)	(126)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	(1)	(1)

Total interest expense	(8)	(252)	(260)	66	(589)	(523)

Changes in net interest income	$(2)	$(35)	$(37)	$1	$(109)	$(108)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2009 and 2008.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net gains (losses) on trading securities	$257	$—	$178	$(133)

Net interest expense associated with economic hedge derivatives related to available-for-sale securities	—	(42)	—	(63)
Net interest expense associated with economic hedge derivatives related to consolidated obligation Federal funds floater bonds	(59)	—	(634)	—
Net interest income associated with economic hedge derivatives related to other consolidated obligation bonds	—	666	—	701
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation discount notes	8,770	283	17,003	(1,487)
Net interest income associated with stand-alone economic hedge derivatives (basis swaps)	18,743	1,563	57,287	1,563
Net interest expense associated with stand-alone economic hedge derivatives (forward rate agreement)	(220)	—	(304)	—
Net interest expense associated with economic hedge derivatives related to advances	(13)	(246)	(16)	(377)

Total net interest income associated with economic hedge derivatives	27,221	2,224	73,336	337

Gains (losses) related to economic hedge derivatives
Gains (losses) related to stand-alone derivatives (basis swaps)	(26,737)	3,187	9,367	3,187
Gains related to stand-alone derivatives (forward rate agreement)	223	—	—	—
Gains on Federal funds floater swaps	16,759	—	15,922	—
Gains on interest rate caps related to held-to-maturity securities	8,246	8,111	8,621	6,515
Gains (losses) on discount note swaps	5,207	(8,909)	(3,761)	(2,756)
Net gains on member/offsetting swaps	22	—	32	—
Gains (losses) related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	26	(430)	7	279

Total fair value gains related to economic hedge derivatives	3,746	1,959	30,188	7,225

Gains (losses) related to SFAS 133 fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	(205)	(54)	(1,590)	179
Net gains on debt and associated hedges	3,369	5,170	58,902	6,099
Net gains (losses) on AFS(1) securities and associated hedges	(228)	527	(102)	890

Total SFAS 133 fair value hedge ineffectiveness	2,936	5,643	57,210	7,168

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(654)	—	(671)	—
Gains on early extinguishment of debt	176	1,910	176	7,566
Realized gains on sales of AFS(1) securities	—	2,794	843	2,794
Service fees	854	1,016	1,482	1,871
Other, net	1,565	1,468	3,241	2,917

Total other	1,941	7,188	5,071	15,148

Total other income	$36,101	$17,014	$165,983	$29,745

(1)	Available-for-sale

(2)	Consolidated obligations

The Bank’s trading securities consisted solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans. The value of these investments increased during the three and six months ended June 30, 2009 due largely to increasing stock prices.
The Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. Net interest income (expense) associated with these interest rate swaps totaled $8.8 million and $0.3 million during the three months ended June 30, 2009 and 2008, respectively, and $17.0 million and ($1.5 million) during the six months ended June 30, 2009 and 2008, respectively. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be a source of volatility in the Bank’s earnings. During the three months ended June 30, 2009 and 2008, the recorded fair value gains (losses) in the Bank’s discount note swaps were $5.2 million and ($8.9 million), respectively. The recorded fair value losses in the Bank’s discount note swaps were $3.8 million and $2.8 million during the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the carrying values of the Bank’s stand-alone discount note swaps totaled $4.0 million, excluding net accrued interest receivable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. As of June 30, 2009, the Bank was a party to 13 interest rate basis swaps with an aggregate notional amount of $11.2 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when short-term interest rates or spreads between one-month and three-month LIBOR are volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupon and the prevailing LIBOR rates at the valuation date. The recorded fair value changes in the Bank’s interest rate basis swaps were net gains (losses) of ($26.7 million) and $3.2 million for the three months ended June 30, 2009 and 2008, respectively, and $9.4 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively. Net interest income associated with the Bank’s interest rate basis swaps totaled $18.7 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively, and $57.3 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $24.4 million, excluding net accrued interest receivable.
Since the fourth quarter of 2008, the Bank has issued some consolidated obligation bonds that are indexed to the daily Federal funds rate. The Bank uses interest rate basis swaps (“Federal funds floater swaps”) to convert its interest payments with respect to these bonds from the daily Federal funds rate to three-month LIBOR. As of June 30, 2009, the Bank’s Federal funds floater swaps had an aggregate notional amount of $8.0 billion. The Bank accounts for these interest rate swaps as economic hedge derivatives. The fair values of Federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the Federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the Federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupon and the prevailing rates at the valuation date. The recorded fair value changes in the Federal funds floater swaps were net gains of $16.8 million and $15.9 million for the three and six months ended June 30, 2009, respectively. Net interest expense associated with these interest rate swaps totaled $59,000 and $634,000 for the three and six months ended June 30, 2009, respectively. At June 30, 2009, the carrying values of the Bank’s Federal funds floater swaps totaled $17.2 million, excluding net accrued interest receivable.
Because the Bank typically holds its discount note swaps, interest rate basis swaps and Federal funds floater swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments are expected to be transitory, meaning that they will reverse in future periods in the form of unrealized losses, which will negatively impact the Bank’s earnings in those periods. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates.
As discussed previously, to reduce the impact that rising rates would have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of June 30, 2009) entered into six interest rate cap agreements having a total notional amount of $1.75 billion. The premiums paid for these caps totaled $12.0 million. No stand-alone interest rate caps were purchased or terminated during the six months ended June 30, 2009 (during this period, six interest rate cap agreements with a notional amount of $1.75 billion expired). At June 30, 2009, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $11.9 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can also be a source of volatility in the Bank’s earnings. The recorded fair value changes in the Bank’s stand-alone caps were gains of $8.2 million and $8.6 million for the three and six months ended June 30, 2009, respectively, compared to gains of $8.1 million and $6.5 million for the corresponding periods in 2008.
During the first six months of 2009 and 2008, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended June 30, 2009 and 2008, the Bank repurchased $8.7 million and $3.3 billion, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $176,000 and $1,644,000 for the three months ended June 30, 2009 and 2008, respectively. The Bank repurchased $8.7 million and $3.6 billion of its consolidated obligations during the six months ended June 30, 2009 and 2008, respectively, and the gains on these debt extinguishments totaled $176,000 and $3,020,000, respectively. In addition, during the three months ended March 31, 2008, the Bank transferred consolidated obligations with an aggregate par value of $450 million to two of the other FHLBanks. Additional consolidated obligations with a par value of $15 million were transferred to another FHLBank during the three months ended June 30, 2008. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $266,000 and $4,546,000 during the three and six months ended June 30, 2008, respectively. No consolidated obligations were transferred to other FHLBanks during the six months ended June 30, 2009.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of substantially all of its available-for-sale securities, as well as some of its advances and consolidated obligation bonds. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting under SFAS 133, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified as SFAS 133 hedges, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $2.9 million and $5.6 million for the three months ended June 30, 2009 and 2008, respectively, and net gains of $57.2 million and $7.2 million for the six months ended June 30, 2009 and 2008, respectively. To the extent these hedging relationships do not qualify for SFAS 133 hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended June 30, 2009 and 2008, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in SFAS 133 hedging relationships (excluding consolidated obligation bonds indexed to the daily Federal funds rate) was $26,000 and ($430,000), respectively. The change in fair value of these derivatives totaled $7,000 and $279,000 for the six months ended June 30, 2009 and 2008, respectively.
As set forth in the table on page 73, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in the first half of 2009 as compared to the first half of 2008. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates decrease dramatically between the reset date and the valuation date (as they did during the fourth quarter of 2008), discounting the higher coupon rate cash flows being paid on the floating rate leg at the prevailing lower rate until the swap’s next reset date can result in ineffectiveness-related losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. Because the Bank typically holds its interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008, the Bank recognized ineffectiveness-related losses during the year ended December 31, 2008 of $55.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these ineffectiveness-related losses reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the second quarter of 2009, resulting in significantly lower ineffectiveness-related gains during that period. As of December 31, 2008, the Bank had $37.8 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. As a result of calls and maturities, the Bank’s consolidated obligation bonds in long-haul fair value hedging relationships declined to $20.0 billion as of June 30, 2009.
Because the Bank has a much smaller balance of swapped assets than liabilities and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities. As of June 30, 2009, the Bank had approximately $11.5 billion of its assets in fair value hedge relationships, of which $10.4 billion qualified for the short-cut method of accounting, in which an assumption can be made that the change in fair value of the hedged item exactly offsets the change in value of the related derivative.
For a discussion of the sale of an available-for-sale security and the other-than-temporary impairment losses on four of the Bank’s held-to-maturity securities during the six months ended June 30, 2009, see the section above entitled “Financial Condition — Long-Term Investments.”
In the table on page 73, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. Letter of credit fees totaled $1.6 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, letter of credit fees totaled $3.1 million and $2.8 million, respectively. At June 30, 2009, outstanding letters of credit totaled $4.7 billion.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency (previously the Finance Board) and the Office of Finance, totaled $15.8 million and $34.2 million for the three and six months ended June 30, 2009, respectively, compared to $14.1 million and $31.7 million for the corresponding periods in 2008.
Compensation and benefits were $8.5 million and $18.3 million for the three and six months ended June 30, 2009, respectively, compared to $8.3 million and $17.1 million for the corresponding periods in 2008. The increases of $0.2 million and $1.2 million, respectively, were due primarily to increases in the Bank’s average headcount and cost-of-living and merit increases, partially offset by reductions in expenses associated with the Bank’s short-term incentive compensation plan. The Bank’s average headcount increased from 179 and 178 employees during the three and six months ended June 30, 2008, respectively, to 192 and 191 employees during the corresponding periods in 2009. At June 30, 2009, the Bank employed 191 people. The decrease in short-term incentive compensation expense is attributable to lower anticipated goal achievement.
Other operating expenses for the three and six months ended June 30, 2009 were $6.2 million and $13.7 million, respectively, compared to $5.0 million and $12.9 million, respectively, for the corresponding periods in 2008. The Bank’s financial support of the relief efforts relating to Hurricanes Gustav and Ike was the largest component of this increase. In late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. Approximately $0.3 million, $2.3 million and $2.4 million of these funds were disbursed during the second quarter of 2009, the first quarter of 2009 and the fourth quarter of 2008, respectively.
The change in other operating expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was also impacted by costs associated with the Bank’s potential merger with the FHLBank of Chicago. From mid-2007 to April 2008, the Bank and the FHLBank of Chicago were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination.
The remaining net increases of $0.9 million and $1.3 million for the three- and six-month periods, respectively, were attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency (previously the Finance Board) and the Office of Finance. The Bank’s share of these expenses totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2009, respectively, compared to $0.9 million and $1.7 million for the corresponding periods in 2008.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended June 30, 2009 and 2008, the Bank’s AHP assessments totaled $2.9 million and $4.5 million, respectively. The Bank’s AHP assessments totaled $10.1 million and $8.1 million for the six months ended June 30, 2009 and 2008, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended June 30, 2009 and 2008, the Bank charged $6.4 million and $10.1 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $22.7 million and $18.0 million for the six months ended June 30, 2009 and 2008, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2008 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2009, except as discussed below.
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
The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment on at least a quarterly basis. In doing so, the Bank considers many factors including, but not limited to: the credit ratings assigned to the securities by the NRSROs; other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the duration and magnitude of the unrealized loss; and whether the Bank has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its non-agency residential and commercial MBS, the Bank also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.
In the case of its non-agency RMBS that exhibit adverse risk characteristics, the Bank employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. In general, because the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment and the Bank believes its assumptions are reasonable. However, the use of different assumptions could impact the Bank’s conclusions as to whether an impairment is other than temporary.
In addition to evaluating the risk-based selection of its non-agency RMBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings for the three months ended June 30, 2009. The results of that analysis are presented on page 59 of this report.
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
The non-credit portion of any other-than-temporary impairment losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive income to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional non-credit impairment is concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For debt securities for which other-than-temporary impairments are recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes. Overnight federal funds typically comprise the large majority of the portfolio. At June 30, 2009, the Bank’s short-term liquidity portfolio was comprised of $3.3 billion of overnight federal funds sold to domestic counterparties and $2.2 billion of interest-bearing deposits maintained at the Federal Reserve Bank of Dallas.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. Historically, the FHLBanks have issued debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to this market as needed during the business day to acquire funds to meet its needs. However, beginning in the second half of 2008, market conditions reduced investor demand for long-term debt issued by the FHLBanks, which led to substantially increased costs and significantly reduced availability of this funding source. At the same time, demand increased for short-term, high-quality assets such as FHLBank discount notes and short-term bonds. As a result, the Bank relied more heavily on the issuance of discount notes and short-term bullet and floating-rate bonds in order to meet its funding needs during the first half of 2009. The FHLBanks’ access to debt with a wider range of maturities, and the pricing of those bonds, improved somewhat during the second quarter of 2009. Accordingly, the Bank has gradually increased its issuance of callable and longer-dated bonds during recent months.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2009. During both the three and six months ended June 30, 2008, the Bank assumed consolidated obligation bonds from the FHLBank of Seattle with a par value of $135.9 million.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2009, the Bank’s estimated operational liquidity requirement was $1.8 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $12.3 billion.

The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2009, the Bank’s estimated contingent liquidity requirement was $4.4 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $9.9 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2008 is provided in the Bank’s 2008 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2009.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2008 10-K. At June 30, 2009, the Bank’s total risk-based capital requirement was $528.6 million, comprised of credit risk, market risk and operations risk capital requirements of $160.3 million, $246.3 million and $122.0 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at June 30, 2009 or December 31, 2008. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2009, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2009 and December 31, 2008.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	June 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Risk-based capital	$529	$3,208	$930	$3,530

Total capital	$2,884	$3,208	$3,157	$3,530
Total capital-to-assets ratio	4.00%	4.45%	4.00%	4.47%

Leverage capital	$3,605	$4,812	$3,947	$5,295
Leverage capital-to-assets ratio	5.00%	6.67%	5.00%	6.71%
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Agency’s capital rules. At all times during the six months ended June 30, 2009, the Bank was in compliance with its operating target capital ratio.
Recently Issued Accounting Standards and Interpretations
For a discussion of recently issued accounting standards and interpretations, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 6 of this report).
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
The terms of member advances, investment securities, and consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of derivative financial instruments, primarily interest rate swaps, to manage the risk arising from these sources.
The Bank has investments in residential mortgage-related assets such as CMOs and MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. Historically, a decline in interest rates has generally resulted in accelerated mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity. Current economic and credit market conditions appear to have had an impact on mortgage prepayment activity, as borrowers whose mortgage rates are above current market rates and who might otherwise refinance or repay their mortgages more rapidly may not be able to obtain new mortgage loans at current lower rates due to reductions in their incomes, declines in the values of their homes, tighter lending standards, a general lack of credit availability, and/or delays in obtaining approval of new loans.
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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As discussed in more detail below, with the exception of March 31, 2009 and April 30, 2009, this risk metric exceeded the Bank’s policy limit at each month-end during the six months ended June 30, 2009 due in part to factors other than interest rate risk.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2008 through June 2009. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points		Up 100 Basis Points (1)		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(2)	of Equity	Base Case	of Equity	Base Case(2)	of Equity	Base Case
December 2008	2.635	2.093	-20.57%	*	*	2.391	-9.26%	*	*

January 2009	2.525	2.089	-17.27%	*	*	2.312	-8.44%	*	*
February 2009	2.552	2.154	-15.60%	*	*	2.352	-7.84%	*	*
March 2009	2.685	2.304	-14.19%	*	*	2.513	-6.41%	*	*

April 2009	2.606	2.264	-13.12%	*	*	2.449	-6.02%	*	*
May 2009	2.558	2.165	-15.36%	*	*	2.367	-7.47%	*	*
June 2009	2.713	2.246	-17.21%	*	*	2.492	-8.15%	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 100 and 200 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous + 100 and + 200 basis point parallel shifts in interest rates.

(2)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the percentage decrease in the estimated market value of equity exceeded the Bank’s policy limit of 15 percent on December 31, 2008, January 31, 2009, February 28, 2009, May 31, 2009 and June 30, 2009, and remained relatively high compared to historical levels, but within the policy limit, as of March 31, 2009 and April 30, 2009. The Bank’s estimated market value of equity was somewhat less sensitive to large changes in interest rates at June 30, 2009 than at December 31, 2008. This reduced sensitivity is primarily attributable to modest improvements in financial market conditions.
The ongoing elevated level of sensitivity of the Bank’s estimated market value of equity to changes in interest rates, which is also reflected by a relatively high estimated duration of equity as shown in the table below, is primarily attributable to a low estimated base case market value of equity due in large part to low estimated values for the Bank’s MBS, and the related sensitivity of the estimated value of the Bank’s MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a fixed spread to one-month LIBOR, the estimated market value of these securities remains sensitive to changes in interest rates due to the combination of low estimated base case market values, historically wide market spreads for similar securities versus their repricing index, the low absolute level of short-term interest rates, increases in the sensitivity of estimated prepayments, and the corresponding sensitivity in market value related to the timing of the recapture of discounts in the value of embedded coupon caps to changes in interest rates.
The Bank’s analysis indicates that the elevated level of its market value sensitivity measures is due in large part to ongoing dislocations in the credit markets as opposed to an increase in its interest rate risk. Because the Bank has the intent and ability to hold the securities in its MBS portfolio to maturity, and because the elevated level of sensitivity is generally attributable to non-interest rate risk related factors, the Bank’s management and Board of Directors have determined that the recent exceptions to its policy guidelines are temporary and do not represent a significant change in the Bank’s interest rate risk profile.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2008 through June 2009.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100 (1)	Up 200 (1)	Down 100	Down 200
December 2008	0.56	(0.37)	0.19	6.36	13.42	14.38	*	*

January 2009	0.58	(0.36)	0.22	7.04	10.31	10.52	*	*
February 2009	0.55	(0.33)	0.22	6.78	8.89	9.06	*	*
March 2009	0.52	(0.35)	0.17	4.64	8.42	9.00	*	*

April 2009	0.53	(0.34)	0.19	5.24	8.31	9.08	*	*
May 2009	0.53	(0.30)	0.23	6.57	8.87	9.69	*	*
June 2009	0.58	(0.30)	0.28	7.53	9.76	11.88	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 100 and 200 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous + 100 and + 200 basis point parallel shifts in interest rates.
As shown above, the Bank’s duration of equity increased from 6.36 years at December 31, 2008 to 7.53 years at June 30, 2009, indicating that the Bank’s market value of equity is more sensitive to small changes in interest rates at June 30, 2009. This extension is due in part to a change in the relative mix of short- and long-term liabilities and growth in the Bank’s MBS portfolio in combination with the continuing increased sensitivity of its MBS portfolio to changes in interest rates created largely by the non-interest rate related factors discussed above.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, for the 10-year maturity point key rate duration, the Bank has established a separate limit of 15 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month end during the first half of 2009.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
Update to Disclosure in Our 2008 10-K
Due to the adverse change in actual and expected future home prices during the first six months of 2009, our other-than-temporary impairment analysis as of June 30, 2009 indicated that it is likely that we will not fully recover the amortized cost bases of four of our non-agency RMBS holdings and, accordingly, these securities were deemed to be other-than-temporarily impaired at that date.
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
Because we do not intend to sell these four investments and it is not more likely than not that we will be required to sell the investments before recovery of our remaining amortized cost bases (that is, our previous amortized cost basis less the current period credit loss for each security), the amount of the total other-than-temporary impairments related to the credit losses was recognized in earnings and the amount of the total other-than-temporary impairments related to all other factors (i.e., the non-credit component) was recognized in other comprehensive income for the six months ended June 30, 2009. The credit and non-credit components of the total other-than-temporary impairments recognized during the six months ended June 30, 2009 totaled $671,000 and $51,114,000, respectively.
If the actual and/or projected performance of the loans underlying our non-agency RMBS deteriorates beyond our current expectations, we could experience further losses on these four securities as well as losses on our other RMBS investments, which would negatively impact our results of operations and financial condition.
On March 5, 2009, the United States House of Representatives approved legislation that would allow judges in certain situations to modify the terms of mortgage loans on primary residences during bankruptcy proceedings and would allow servicers of residential mortgages in certain situations to modify the terms of those mortgages without threat of monetary damages or other equitable relief from investors or other parties to whom the servicer owes certain duties. Similar legislation was introduced in the United States Senate (the “Senate”) on April 24, 2009. The Senate did not approve the portion of the legislation allowing bankruptcy judges to modify the terms of mortgage loans. The Senate did, however, on May 6, 2009, approve the portion of the legislation regarding modifications of the terms of residential mortgages by servicers. If a servicer of residential mortgages agrees to enter into a residential loan modification, workout, or other loss mitigation plan with respect to a residential mortgage originated before the date of enactment of the legislation, including mortgages held in a securitization or other investment vehicle, to the extent that the servicer owes a duty to investors or other parties to maximize the net present value of such mortgages, the servicer is deemed to have satisfied that duty, and will not be liable to those investors or other parties, if certain criteria are met. Those criteria are (1) default on the mortgage has occurred, is imminent, or is reasonably foreseeable, (2) the mortgagor occupies the property securing the mortgage as his or her principal residence and (3) the servicer reasonably determined that the application of the loss mitigation plan to the mortgage will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. This legislation was enacted on May 20, 2009. We are unable at this time to predict what impact this legislation may have on the ultimate recoverability of our non-agency RMBS investments.
ITEM 6. EXHIBITS

10.1	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective January 1, 2009 and approved by the Registrant’s Board of Directors on May 14, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 14, 2009 and filed with the SEC on May 20, 2009, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas

August 12, 2009 Date	By	/s/ Michael Sims Michael Sims
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 12, 2009	By	/s/ Tom Lewis

Date		Tom Lewis
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.

10.1	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective January 1, 2009 and approved by the Registrant’s Board of Directors on May 14, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 14, 2009 and filed with the SEC on May 20, 2009, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.