Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Dallas
filed 2009-11-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
At October 30, 2009, the registrant had outstanding 24,881,505 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$1,279,474	$20,765
Interest-bearing deposits	272	3,683,609
Federal funds sold	3,313,000	1,872,000
Trading securities (Note 11)	3,810	3,370
Available-for-sale securities (Notes 3 and 11)	—	127,532
Held-to-maturity securities (a) (Notes 4 and 11)	12,194,307	11,701,504
Advances (Notes 5 and 12)	50,034,613	60,919,883
Mortgage loans held for portfolio, net of allowance for credit losses of $241 and $261 at September 30, 2009 and December 31, 2008, respectively	272,292	327,059
Accrued interest receivable	66,807	145,284
Premises and equipment, net	25,500	20,488
Derivative assets (Notes 8 and 11)	54,117	77,137
Excess REFCORP contributions	—	16,881
Other assets	17,152	17,386

TOTAL ASSETS	$67,261,344	$78,932,898

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$999,907	$1,424,991
Non-interest bearing	37	75

Total deposits	999,944	1,425,066

Consolidated obligations, net (Note 6)
Discount notes	10,727,576	16,745,420
Bonds	52,082,770	56,613,595

Total consolidated obligations, net	62,810,346	73,359,015

Mandatorily redeemable capital stock	8,646	90,353
Accrued interest payable	208,599	514,086
Affordable Housing Program (Note 7)	42,906	43,067
Payable to REFCORP	4,408	—
Derivative liabilities (Notes 8 and 11)	3,445	2,326
Other liabilities	328,403	60,565

Total liabilities	64,406,697	75,494,478

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 26,088,478 and 32,238,300 shares at September 30, 2009 and December 31, 2008, respectively	2,608,848	3,223,830
Retained earnings	317,818	216,025
Accumulated other comprehensive income (loss) (Note 15)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	—	(1,661)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(72,217)	—
Postretirement benefits	198	226

Total accumulated other comprehensive income (loss)	(72,019)	(1,435)

Total capital	2,854,647	3,438,420

TOTAL LIABILITIES AND CAPITAL	$67,261,344	$78,932,898

(a)	Fair values: $12,068,626 and $11,169,862 at September 30, 2009 and December 31, 2008, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$125,138	$434,097	$559,921	$1,337,540
Prepayment fees on advances, net	1,510	544	12,164	1,839
Interest-bearing deposits	64	418	243	2,267
Federal funds sold	1,245	17,695	4,094	89,802
Available-for-sale securities	1	2,754	469	8,323
Held-to-maturity securities	38,166	87,386	116,818	258,995
Mortgage loans held for portfolio	3,850	4,833	12,397	15,105
Other	99	67	369	288

Total interest income	170,073	547,794	706,475	1,714,159

INTEREST EXPENSE
Consolidated obligations
Bonds	104,588	367,299	480,476	1,098,031
Discount notes	31,766	104,829	199,230	397,635
Deposits	182	13,301	1,248	55,292
Mandatorily redeemable capital stock	25	219	81	1,121
Other borrowings	2	40	4	148

Total interest expense	136,563	485,688	681,039	1,552,227

NET INTEREST INCOME	33,510	62,106	25,436	161,932

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(28,157)	—	(79,942)	—
Net non-credit impairment losses recognized in other comprehensive income	25,845	—	76,959	—

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(2,312)	—	(2,983)	—

Impairment loss on available-for-sale security	—	(2,476)	—	(2,476)
Service fees	856	933	2,338	2,804
Net gain (loss) on trading securities	286	(157)	464	(290)
Realized gains on sales of available-for-sale securities	—	—	843	2,794
Net gains on derivatives and hedging activities	14,080	56,314	174,814	71,044
Gains on early extinguishment of debt	—	—	176	7,566
Other, net	1,476	576	4,717	3,493

Total other income	14,386	55,190	180,369	84,935

OTHER EXPENSE
Compensation and benefits	15,859	8,146	34,158	25,277
Other operating expenses	6,996	6,081	20,719	18,941
Finance Agency/Finance Board	561	432	1,724	1,297
Office of Finance	464	434	1,503	1,282

Total other expense	23,880	15,093	58,104	46,797

INCOME BEFORE ASSESSMENTS	24,016	102,203	147,701	200,070

Affordable Housing Program	1,963	8,366	12,065	16,447
REFCORP	4,410	18,767	27,127	36,724

Total assessments	6,373	27,133	39,192	53,171

NET INCOME	$17,643	$75,070	$108,509	$146,899

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2009	32,238	$3,223,830	$216,025	$(1,435)	$3,438,420

Proceeds from sale of capital stock	4,300	430,042	—	—	430,042
Repurchase/redemption of capital stock	(9,467)	(946,695)	—	—	(946,695)
Shares reclassified to mandatorily redeemable capital stock	(1,048)	(104,808)	—	—	(104,808)
Comprehensive income
Net income	—	—	108,509	—	108,509
Other comprehensive income (loss)	—	—	—	(70,584)	(70,584)

Total comprehensive income (a)	—	—	—	—	37,925

Dividends on capital stock (at 0.29 percent annualized rate)
Cash	—	—	(136)	—	(136)
Mandatorily redeemable capital stock	—	—	(101)	—	(101)
Stock	65	6,479	(6,479)	—	—

BALANCE, SEPTEMBER 30, 2009	26,088	$2,608,848	$317,818	$(72,019)	$2,854,647

BALANCE, JANUARY 1, 2008	23,940	$2,393,980	$211,762	$(570)	$2,605,172

Proceeds from sale of capital stock	16,108	1,610,760	—	—	1,610,760
Repurchase/redemption of capital stock	(6,942)	(694,179)	—	—	(694,179)
Shares reclassified to mandatorily redeemable capital stock	(154)	(15,401)	—	—	(15,401)
Comprehensive income
Net income	—	—	146,899	—	146,899
Other comprehensive income (loss)	—	—	—	(2,615)	(2,615)

Total comprehensive income (a)	—	—	—	—	144,284

Dividends on capital stock (at 3.25 percent annualized rate)
Cash	—	—	(136)	—	(136)
Mandatorily redeemable capital stock	—	—	(224)	—	(224)
Stock	599	59,894	(59,894)	—	—

BALANCE, SEPTEMBER 30, 2008	33,551	$3,355,054	$298,407	$(3,185)	$3,650,276

(a)	For the three months ended September 30, 2009 and 2008, total comprehensive income (loss) of ($5,033) and $73,218, respectively, includes net income of $17,643 and $75,070, respectively, and other comprehensive income (loss) of ($22,676) and ($1,852), respectively. For the components of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008, see Note 15.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$108,509	$146,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(137,137)	(45,779)
Concessions on consolidated obligation bonds	6,274	12,073
Premises, equipment and computer software costs	3,900	3,188
Non-cash interest on mandatorily redeemable capital stock	133	1,829
Realized gains on sales of available-for-sale securities	(843)	(2,794)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	2,983	—
Impairment loss on available-for-sale security	—	2,476
Gains on early extinguishment of debt	(176)	(7,566)
Net increase in trading securities	(440)	(695)
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	30,189	(160,095)
Decrease in accrued interest receivable	78,480	27,707
Decrease in other assets	1,230	4,271
Increase (decrease) in Affordable Housing Program (AHP) liability	(161)	6,364
Increase (decrease) in accrued interest payable	(305,504)	102,030
Decrease in excess REFCORP contributions	16,881	—
Increase in payable to REFCORP	4,408	10,381
Increase in other liabilities	4,505	892

Total adjustments	(295,278)	(45,718)

Net cash provided by (used in) operating activities	(186,769)	101,181

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	3,756,444	(15,479)
Net decrease (increase) in federal funds sold	(1,441,000)	1,130,000
Net decrease in loans to other FHLBanks	—	400,000
Net decrease in short-term held-to-maturity securities	—	991,508
Proceeds from maturities of long-term held-to-maturity securities	2,399,626	1,218,133
Purchases of long-term held-to-maturity securities	(2,710,120)	(4,689,388)
Proceeds from maturities of available-for-sale securities	42,506	87,650
Proceeds from sales of available-for-sale securities	87,019	257,646
Purchases of available-for-sale securities	—	(350,466)
Principal collected on advances	361,977,247	642,139,612
Advances made	(351,288,076)	(663,850,843)
Principal collected on mortgage loans held for portfolio	54,229	42,772
Purchases of premises, equipment and computer software	(9,335)	(1,652)

Net cash provided by (used in) investing activities	12,868,540	(22,640,507)

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	(523,744)	616,639
Net proceeds from derivative contracts with financing elements	59,431	9,820
Net proceeds from issuance of consolidated obligations
Discount notes	226,942,709	567,983,315
Bonds	35,601,995	47,481,552
Debt issuance costs	(6,816)	(5,629)
Proceeds from assumption of debt from other FHLBanks	—	139,354
Payments for maturing and retiring consolidated obligations
Discount notes	(232,860,772)	(568,995,322)
Bonds	(39,932,328)	(25,119,401)
Payments to other FHLBanks for assumption of debt	—	(487,154)
Proceeds from issuance of capital stock	430,042	1,610,760
Proceeds from issuance of mandatorily redeemable capital stock	73	—
Payments for redemption of mandatorily redeemable capital stock	(186,821)	(64,186)
Payments for repurchase/redemption of capital stock	(946,695)	(694,179)
Cash dividends paid	(136)	(136)

Net cash provided by (used in) financing activities	(11,423,062)	22,475,433

Net increase (decrease) in cash and cash equivalents	1,258,709	(63,893)
Cash and cash equivalents at beginning of the period	20,765	74,699

Cash and cash equivalents at end of the period	$1,279,474	$10,806

Supplemental Disclosures:
Interest paid	$992,575	$1,533,182

AHP payments, net	$12,226	$10,083

REFCORP payments	$5,838	$26,343

Stock dividends issued	$6,479	$59,894

Dividends paid through issuance of mandatorily redeemable capital stock	$101	$224

Capital stock reclassified to mandatorily redeemable capital stock	$104,808	$15,401

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
     Subsequent Events. The Bank has evaluated subsequent events for potential recognition or disclosure in these financial statements through the time of their issuance on November 12, 2009.
Note 2—Recently Issued Accounting Guidance
     Accounting Standards Codification. On June 29, 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Codification does not replace or affect guidance issued by the SEC, which continues to apply to SEC registrants. Following the establishment of the Codification, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Rather, Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. As the Codification was not intended to alter previous GAAP, its adoption did not have any impact on the Bank’s results of operations or financial condition.
     Enhanced Disclosures about Derivative Instruments and Hedging Activities. On March 19, 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under GAAP; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Bank adopted this guidance on January 1, 2009. The additional disclosures required by this guidance are included in Note 8. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.
     Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity and expands, and increases the frequency of, disclosures for both debt and equity securities. This guidance is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of other-than-temporarily impaired debt securities that are not expected to be sold. For debt securities, impairment is considered to be other than temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). Further, an impairment is considered to be other than temporary if the entity’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”). Previously, an other-than-temporary impairment was deemed to have occurred if it was probable that an investor would be unable to collect all amounts due according to the contractual terms of a debt security.
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
     This “OTTI accounting guidance” is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance is to be applied to existing investments held by an entity as of the beginning of the interim period in which it is adopted and to new investments acquired thereafter. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. If an entity elects to early adopt this OTTI accounting guidance, it must also concurrently adopt recently issued guidance regarding the determination of fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly (discussed below). The Bank early adopted the OTTI accounting guidance effective January 1, 2009. As the Bank did not hold any debt securities as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized, no cumulative effect transition adjustment was required.
     Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance that clarifies the approach to, and provides additional factors to consider in, measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under GAAP remains the same. That is, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, the guidance requires enhanced disclosures regarding fair value measurements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt this guidance, it must also concurrently adopt the OTTI accounting guidance. The Bank early adopted this guidance effective January 1, 2009 and the adoption did not have any impact on the Bank’s results of operations or financial condition. The enhanced disclosures required by this guidance are presented in Note 11.
     Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements. Previously, these disclosures were required only in annual financial statements. In addition, the guidance requires disclosure in interim and annual financial statements of any changes in the method(s) and significant assumptions used to estimate the fair value of financial instruments. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopts the fair value guidance discussed in the preceding paragraph and the OTTI accounting guidance. The Bank early adopted this guidance effective January 1, 2009 and the adoption did not have any impact on the Bank’s results of operations or financial condition. The required interim period disclosures are presented in Note 11.

     Subsequent Events. On May 28, 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (1) the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity must recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. In addition, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). The guidance does not apply to subsequent events or transactions that are specifically addressed in other applicable GAAP. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Bank adopted this guidance for the interim period ended June 30, 2009. The required disclosures are presented in Note 1.
     Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance that changes how entities account for transfers of financial assets by (1) eliminating the concept of a qualifying special-purpose entity, (2) defining the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, (3) clarifying the isolation analysis to ensure that an entity considers all of its continuing involvements with transferred financial assets to determine whether a transfer may be accounted for as a sale, (4) eliminating an exception that currently permits an entity to derecognize certain transferred mortgage loans when that entity has not surrendered control over those loans, and (5) requiring enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on the Bank’s results of operations or financial condition.
     Measuring the Fair Value of Liabilities. On August 28, 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 to provide guidance on how to estimate the fair value of a liability in a hypothetical transaction (assuming the transfer of a liability to a third party), as currently required by GAAP. The guidance in ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, the guidance emphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. In a manner consistent with this underlying premise (i.e., a transfer notion), the guidance requires that an entity should first determine whether a quoted price of an identical liability traded in an active market exists (i.e., a Level 1 fair value measurement). The guidance clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a quoted price in an active market for the identical liability, an entity must use one or more of the following valuation techniques to estimate fair value:
•	A valuation technique that uses:
•	The quoted price of an identical liability when traded as an asset.

•	The quoted price of a similar liability or of a similar liability when traded as an asset.
•	Another valuation technique that is consistent with GAAP, including one of the following:
•	An income approach, such as a present value technique.

•	A market approach, such as a technique based on the amount at the measurement date that an entity would pay to transfer an identical liability or would receive to enter into an identical liability.
Additionally, ASU 2009-05 clarifies that when estimating the fair value of a liability, a reporting entity should not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the Bank). Entities may elect to early adopt the guidance in ASU 2009-05 if financial statements have not yet been issued. The Bank adopted the guidance in ASU 2009-05 effective October 1, 2009. The adoption of this guidance is not expected to have a material impact on the Bank’s results of operations or financial condition.

Note 3—Available-for-Sale Securities
     In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise mortgage-backed security) with an amortized cost (determined by the specific identification method) of $86,176,000. Proceeds from the sale totaled $87,019,000, resulting in a gross realized gain of $843,000. The Bank’s two remaining available-for-sale securities were paid in full in April and July 2009.
Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2009 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$60,252	$—	$60,252	$412	$229	$60,435
State housing agency obligation	2,945	—	2,945	—	236	2,709

	63,197	—	63,197	412	465	63,144

Mortgage-backed securities
U.S. government guaranteed obligations	25,257	—	25,257	—	159	25,098
Government-sponsored enterprises	11,556,387	—	11,556,387	61,265	93,957	11,523,695
Non-agency residential mortgage-backed securities	543,843	72,217	471,626	—	94,121	377,505
Non-agency commercial mortgage-backed securities	77,840	—	77,840	1,351	7	79,184

	12,203,327	72,217	12,131,110	62,616	188,244	12,005,482

Total	$12,266,524	$72,217	$12,194,307	$63,028	$188,709	$12,068,626

     Held-to-maturity securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Estimated
	Carrying Value	Holding Gains	Holding Losses	Fair Value
Debentures
U.S. government guaranteed obligations	$65,888	$581	$935	$65,534
State housing agency obligation	3,785	—	357	3,428

	69,673	581	1,292	68,962

Mortgage-backed securities
U.S. government guaranteed obligations	28,632	—	804	27,828
Government-sponsored enterprises	10,629,290	26,025	268,756	10,386,559
Non-agency residential mortgage-backed securities	676,804	—	277,040	399,764
Non-agency commercial mortgage-backed securities	297,105	—	10,356	286,749

	11,631,831	26,025	556,956	11,100,900

Total	$11,701,504	$26,606	$558,248	$11,169,862

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2009. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	—	$—	$—	2	$23,393	$229	2	$23,393	$229
State housing agency obligation	—	—	—	1	2,709	236	1	2,709	236

	—	—	—	3	26,102	465	3	26,102	465

Mortgage-backed securities
U.S. government guaranteed obligations	8	18,344	131	3	6,754	28	11	25,098	159
Government-sponsored enterprises	64	2,998,308	24,543	168	4,466,389	69,414	232	7,464,697	93,957
Non-agency residential mortgage- backed securities	—	—	—	40	377,505	166,338	40	377,505	166,338
Non-agency commercial mortgage-backed securities	1	8,256	7	—	—	—	1	8,256	7

	73	3,024,908	24,681	211	4,850,648	235,780	284	7,875,556	260,461

Total	73	$3,024,908	$24,681	214	$4,876,750	$236,245	287	$7,901,658	$260,926

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2008.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	4	$35,620	$935	—	$—	$—	4	$35,620	$935
State housing agency obligation	1	3,428	357	—	—	—	1	3,428	357

	5	39,048	1,292	—	—	—	5	39,048	1,292

Mortgage-backed securities
U.S. government guaranteed obligations	9	26,746	764	2	1,082	40	11	27,828	804
Government-sponsored enterprises	130	5,116,293	108,241	115	3,695,248	160,515	245	8,811,541	268,756
Non-agency residential mortgage- backed securities	—	—	—	42	399,764	277,040	42	399,764	277,040
Non-agency commercial mortgage-backed securities	10	286,749	10,356	—	—	—	10	286,749	10,356

	149	5,429,788	119,361	159	4,096,094	437,595	308	9,525,882	556,956

Totals	154	$5,468,836	$120,653	159	$4,096,094	$437,595	313	$9,564,930	$558,248

     The unrealized losses on the Bank’s held-to-maturity securities portfolio as of September 30, 2009 were generally attributable to the continuing, though diminished, dislocation in the credit markets. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): Moody’s Investors Service (“Moody’s”), Standard and Poor’s (“S&P”) and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency (i.e., private label) residential mortgage-backed securities, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at September 30, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”) and, in the case of its non-agency commercial MBS (“CMBS”), the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of U.S. government guaranteed debentures, state housing agency debentures, U.S. government guaranteed MBS, government-sponsored enterprise MBS and non-agency CMBS would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2009.
     As of September 30, 2009, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $166,338,000, which represented 30.6 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of diminished liquidity and significant risk-related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
     As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of September 30, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

Credit Rating	Number of Securities	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	20	$225,787	$225,787	$196,225	$29,562
Double-A	5	54,614	54,614	36,061	18,553
Single-A	2	40,556	40,556	25,738	14,818
Triple-B	6	82,350	70,966	42,618	39,732
Double-B	3	35,172	23,677	18,758	16,414
Single-B	3	60,488	28,483	30,562	29,926
Triple-C	1	44,876	27,543	27,543	17,333

Total	40	$543,843	$471,626	$377,505	$166,338

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
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2009 using two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2009 assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of seven of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of September 30, 2009. These securities included four securities, with an aggregate unpaid principal balance of $98.8 million at September 30, 2009, that had previously been identified as other-than-temporarily impaired in prior periods and three securities, with an aggregate unpaid principal balance of $52.0 million at September 30, 2009, that were initially determined to be other-than-temporarily impaired as of

September 30, 2009. The difference between the present value of the cash flows expected to be collected from these seven securities and their amortized cost bases (i.e., the credit losses) totaled $2,312,000 as of September 30, 2009. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), only the amounts related to the credit losses were recognized in earnings.
     The following tables set forth additional information for each of the securities that were deemed to be other-than-temporarily impaired as of September 30, 2009 (in thousands). The information is as of and for the nine months ended September 30, 2009. The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of September 30, 2009.

	Period of			Credit	Non-Credit
	Initial	Credit	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Single-B	$13,139	$1,369	$11,770
Security #2	Q1 2009	Double-B	13,076	16	13,060
Security #3	Q2 2009	Triple-C	19,358	1,029	18,329
Security #4	Q2 2009	Triple-B	8,585	54	8,531
Security #5	Q3 2009	Single-B	11,738	220	11,518
Security #6	Q3 2009	Single-B	10,502	274	10,228
Security #7	Q3 2009	Triple-B	3,544	21	3,523

Totals			$79,942	$2,983	$76,959

	Amortized Cost		Accretion of
	After Credit	Non-Credit	Non-Credit
	Component of OTTI	Component of OTTI	Component of OTTI	Carrying Value	Estimated Fair Value
Security #1	$16,683	$11,770	$1,511	$6,424	$8,503
Security #2	20,530	13,060	1,566	9,036	11,037
Security #3	44,876	18,329	996	27,543	27,543
Security #4	14,247	8,531	669	6,385	7,665
Security #5	23,373	11,518	—	11,855	11,855
Security #6	20,432	10,228	—	10,204	10,204
Security #7	7,713	3,523	—	4,190	4,190

Totals	$147,854	$76,959	$4,742	$75,637	$80,997

     For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2009 (dollars in thousands):

				Significant Inputs
			Unpaid	Projected	Projected	Projected	Current
	Year of	Collateral	Principal	Prepayment	Default	Loss	Credit
	Securitization	Type	Balance	Rate	Rate	Severity	Enhancement
Security #1	2005	Alt-A/Option ARM	$18,054	6.4%	77.1%	48.2%	37.9%
Security #2	2005	Alt-A/Option ARM	20,546	8.4%	61.0%	51.3%	51.0%
Security #3	2006	Alt-A/Fixed Rate	45,905	14.0%	25.4%	43.2%	8.7%
Security #4	2005	Alt-A/Option ARM	14,300	6.8%	71.8%	44.5%	50.7%
Security #5	2005	Alt-A/Option ARM	23,594	8.0%	74.6%	49.3%	49.7%
Security #6	2005	Alt-A/Option ARM	20,706	7.5%	66.4%	40.2%	31.7%
Security #7	2004	Alt-A/Option ARM	7,725	10.0%	55.0%	42.0%	34.7%

Total			$150,830

     The following table presents a rollforward for the three and nine months ended September 30, 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
Balance of credit losses, beginning of period	$671	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	515	2,983
Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	1,797	—

Balance of credit losses, end of period	$2,983	$2,983

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at September 30, 2009.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2009 and December 31, 2008 are presented below (in thousands). The expected maturities of some securities could differ from the contractual maturities presented because issuers may have the right to call such securities prior to their final stated maturities.

	September 30, 2009			December 31, 2008
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Due in one year or less	$484	$484	$485	$—	$—	$—
Due after one year through five years	4,131	4,131	4,212	5,386	5,386	5,565
Due after five years through ten years	32,015	32,015	32,345	35,527	35,527	35,768
Due after ten years	26,567	26,567	26,102	28,760	28,760	27,629

	63,197	63,197	63,144	69,673	69,673	68,962
Mortgage-backed securities	12,203,327	12,131,110	12,005,482	11,631,831	11,631,831	11,100,900

Total	$12,266,524	$12,194,307	$12,068,626	$11,701,504	$11,701,504	$11,169,862

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $158,456,000 and $161,711,000 at September 30, 2009 and December 31, 2008, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$63,197	$69,673

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	1,058	1,253
Collateralized mortgage obligations
Fixed-rate	79,917	299,528
Variable-rate	12,122,352	11,331,050

	12,203,327	11,631,831

Total	$12,266,524	$11,701,504

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2008 or the nine months ended September 30, 2009.
Note 5—Advances
     Redemption Terms. At September 30, 2009 and December 31, 2008, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.66 percent and 0.05 percent to 8.66 percent, respectively, as summarized below (in thousands).

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Overdrawn demand deposit accounts	$13,237	4.08%	$99	4.08%

Due in one year or less	15,822,974	1.01	20,465,819	1.69
Due after one year through two years	8,337,200	1.31	8,346,234	2.41
Due after two years through three years	7,181,413	0.98	6,912,931	2.83
Due after three years through four years	9,076,212	0.86	7,916,643	2.40
Due after four years through five years	1,945,306	1.09	8,489,391	2.52
Due after five years	3,813,248	3.65	4,459,565	3.45
Amortizing advances	3,366,102	4.56	3,654,181	4.62

Total par value	49,555,692	1.48%	60,244,863	2.44%

Deferred prepayment fees	(870)		(937)
Commitment fees	(76)		(28)
Hedging adjustments	479,867		675,985

Total	$50,034,613		$60,919,883

     The balance of overdrawn demand deposit accounts was fully collateralized at September 30, 2009 and was repaid on October 1, 2009. Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2009 and December 31, 2008, the Bank had aggregate prepayable and callable advances totaling $210,367,000 and $204,543,000, respectively.

     The following table summarizes advances at September 30, 2009 and December 31, 2008, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008
Overdrawn demand deposit accounts	$13,237	$99

Due in one year or less	15,903,056	20,528,616
Due after one year through two years	8,369,191	8,382,703
Due after two years through three years	7,181,758	6,943,915
Due after three years through four years	9,101,283	7,943,468
Due after four years through five years	1,963,242	8,486,971
Due after five years	3,657,823	4,304,910
Amortizing advances	3,366,102	3,654,181

Total par value	$49,555,692	$60,244,863

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2009 and December 31, 2008, the Bank had putable advances outstanding totaling $4,146,521,000 and $4,200,521,000, respectively.
     The following table summarizes advances at September 30, 2009 and December 31, 2008, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2009	December 31, 2008
Overdrawn demand deposit accounts	$13,237	$99

Due in one year or less	18,439,844	23,095,889
Due after one year through two years	8,618,650	8,457,034
Due after two years through three years	7,274,163	7,119,881
Due after three years through four years	8,615,612	7,887,393
Due after four years through five years	1,919,905	8,033,791
Due after five years	1,308,179	1,996,595
Amortizing advances	3,366,102	3,654,181

Total par value	$49,555,692	$60,244,863

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at September 30, 2009 and December 31, 2008 (in thousands, based upon par amount):

	September 30, 2009	December 31, 2008
Fixed-rate	$23,947,347	$29,449,463
Variable-rate	25,608,345	30,795,400

Total par value	$49,555,692	$60,244,863

     Prepayment Fees. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $15,377,000 and $384,000 during the three months ended September 30, 2009 and 2008, respectively, and were $25,720,000 and $1,703,000 during the nine months ended September 30, 2009 and 2008, respectively. None of the gross advance prepayment fees were deferred during the nine months ended September 30, 2009 or the three months ended September 30, 2008. The Bank deferred $88,000 of the gross advance prepayment fees during the nine months ended September 30, 2008.
Note 6—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 12.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $974 billion and $1.252 trillion at September 30, 2009 and December 31, 2008, respectively. The Bank was the primary obligor on $62.4 billion and $72.9 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2009 and December 31, 2008 (in thousands, at par value).

	September 30, 2009	December 31, 2008
Fixed-rate	$23,653,705	$42,821,181
Variable-rate	24,445,000	13,093,000
Step-up	3,127,000	77,635
Variable that converts to fixed	320,000	—
Step-down	100,000	15,000

Total par value	$51,645,705	$56,006,816

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2009 and December 31, 2008, by contractual maturity (in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$27,318,895	1.28%	$37,685,991	2.88%
Due after one year through two years	15,124,420	1.08	9,783,835	3.56
Due after two years through three years	3,152,625	2.84	2,238,685	4.18
Due after three years through four years	1,837,500	3.95	1,688,940	4.71
Due after four years through five years	1,411,690	3.60	944,015	4.39
Thereafter	2,800,575	4.37	3,665,350	5.52

Total par value	51,645,705	1.65%	56,006,816	3.31%

Premiums	73,070		55,546
Discounts	(16,322)		(19,352)
Hedging adjustments	380,317		570,585

Total	$52,082,770		$56,613,595

     At September 30, 2009 and December 31, 2008, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2009	December 31, 2008
Non-callable bonds	$45,336,965	$44,704,926
Callable bonds	6,308,740	11,301,890

Total par value	$51,645,705	$56,006,816

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2009 and December 31, 2008, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008
Due in one year or less	$31,406,895	$43,907,096
Due after one year through two years	14,916,420	7,201,835
Due after two years through three years	2,464,945	1,766,005
Due after three years through four years	1,487,500	1,267,440
Due after four years through five years	376,690	645,000
Thereafter	993,255	1,219,440

Total par value	$51,645,705	$56,006,816

     Discount Notes. At September 30, 2009 and December 31, 2008, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
	Book Value	Par Value	Interest Rate

September 30, 2009	$10,727,576	$10,737,882	0.55%

December 31, 2008	$16,745,420	$16,923,982	2.65%

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

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance, beginning of period	$43,067	$47,440
AHP assessment	12,065	16,447
Grants funded, net of recaptured amounts	(12,226)	(10,083)

Balance, end of period	$42,906	$53,804

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
     For available-for-sale securities that were hedged (with fixed-for-floating interest rate swaps) and qualified as a fair value hedge, as described below, the Bank recorded the portion of the change in value related to the risk being hedged in other income (loss) as “net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the interest rate exchange agreement, and the remainder of the change in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”
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
     A small portion of the Bank’s variable-rate advances are subject to interest rate caps that would limit the variable-rate coupons if short-term interest rates rise above a predetermined level. To hedge the cap risk embedded in these advances, the Bank generally enters into interest rate cap agreements. This type of hedge is treated as a fair value hedge.
     The optionality embedded in certain financial instruments held by the Bank can create interest rate risk. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.
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
     Consolidated Obligations - While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank is the primary obligor for the consolidated obligations it has issued or assumed from another FHLBank. The Bank generally enters into derivative contracts to hedge the interest rate risk associated with its specific debt issuances.
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
     Accounting for Derivatives and Hedging Activities. The Bank accounts for derivatives and hedging activities in accordance with the guidance in ASC 815 “Derivatives and Hedging.” All derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement (including any cash collateral remitted to or received from the counterparty).
     Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting under ASC 815 is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under ASC 815, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
     If hedging relationships meet certain criteria specified in ASC 815, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances and consolidated obligations to be eligible for the short-cut method of accounting as long as the settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for short-cut accounting specified in ASC 815. The Bank has defined the market settlement conventions to be 5 business days or less for advances and 30 calendar days or less using a next business day convention for consolidated obligations. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.
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
     The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument in accordance with ASC 815 is no longer appropriate.
     When fair value hedge accounting for a specific derivative is discontinued due to the Bank’s determination that such derivative no longer qualifies for hedge accounting treatment, the Bank will continue to carry the derivative on the statement of condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term using the level-yield method. In all cases in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the statement of condition, recognizing changes in the fair value of the derivative in current period earnings.
     When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2009 (in thousands).

	Notional	Estimated Fair Value
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$11,263,635	$21,018	$583,959
Consolidated obligation bonds	24,863,220	565,788	1,676
Interest rate caps related to advances	76,000	83	—

Total derivatives designated as hedging instruments under ASC 815	36,202,855	586,889	585,635

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	7,000	—	151
Consolidated obligation bonds	8,045,000	25,273	—
Consolidated obligation discount notes	7,552,452	15,683	—
Basis swaps	9,700,000	19,245	1,147
Intermediary transactions	24,200	155	107
Interest rate caps related to advances	20,000	8	—
Interest rate caps related to held-to-maturity securities	2,500,000	26,322	—

Total derivatives not designated as hedging instruments under ASC 815	27,848,652	86,686	1,405

Total derivatives before netting and collateral adjustments	$64,051,507	673,575	587,040

Cash collateral and related accrued interest		(202,967)	(167,104)
Netting adjustments		(416,491)	(416,491)

Total collateral and netting adjustments (1)		(619,458)	(583,595)

Net derivative balances reported in statement of condition		$54,117	$3,445

(1)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2009 (in thousands).

	Gain (Loss)	Gain (Loss)
	Recognized in	Recognized in
	Earnings for the	Earnings for the
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$310	$57,420
Interest rate caps	(116)	(16)

Total net gain related to fair value hedge ineffectiveness	194	57,404

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	19,667	93,003
Interest rate swaps
Advances	(41)	(48)
Consolidated obligation bonds	3,789	19,711
Consolidated obligation discount notes	(1,049)	(4,810)
Basis swaps	(5,345)	4,022
Intermediary transactions	—	32
Interest rate caps
Advances	(10)	4
Held-to-maturity securities	(3,125)	5,496

Total net gain related to derivatives not designated as hedging instruments under ASC 815	13,886	117,410

Net gains on derivatives and hedging activities reported in the statement of income	$14,080	$174,814

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended September 30, 2009 (in thousands).

	Gain (Loss) on	Gain (Loss) on	Net Fair Value Hedge	Derivative Net Interest
Hedged Item	Derivatives	Hedged Items	Ineffectiveness(1)	Income (Expense)(2)
Advances	$(57,332)	$56,474	$(858)	$(83,138)
Available-for-sale securities	4	(4)	—	—
Consolidated obligation bonds	33,457	(32,405)	1,052	119,112

Total	$(23,871)	$24,065	$194	$35,974

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statement of income.

(2)	The net interest income (expense) associated with derivatives in fair value hedging relationships is reported in the statement of income in the interest income/expense line item for the indicated hedged item.

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the nine months ended September 30, 2009 (in thousands).

	Gain (Loss) on	Gain (Loss) on	Net Fair Value Hedge	Derivative Net Interest
Hedged Item	Derivatives	Hedged Items	Ineffectiveness(1)	Income (Expense)(2)
Advances	$187,997	$(190,445)	$(2,448)	$(212,613)
Available-for-sale securities	503	(605)	(102)	(325)
Consolidated obligation bonds	(124,586)	184,540	59,954	326,710

Total	$63,914	$(6,510)	$57,404	$113,772

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statement of income.

(2)	The net interest income (expense) associated with derivatives in fair value hedging relationships is reported in the statement of income in the interest income/expense line item for the indicated hedged item.
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
     At September 30, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $225,587,000 and $404,925,000, respectively. These totals consist of $93,494,000 and $250,222,000, respectively, of net accrued interest receivable and $132,093,000 and $154,703,000, respectively, of other fair value amounts. The Bank held as collateral cash balances of $202,940,000 and $334,868,000 as of September 30, 2009 and December 31, 2008, respectively. In early October 2009 and early January 2009, additional cash collateral of $24,839,000 and $68,497,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large banks. Some of these banks (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 12.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At September 30, 2009 and December 31, 2008, the net market value of the Bank’s derivatives with its members totaled ($107,000) and $4,000, respectively.

     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on September 30, 2009.
Note 9—Capital
     At all times during the nine months ended September 30, 2009, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$482,617	$2,935,312	$930,061	$3,530,208

Total capital	$2,690,454	$2,935,312	$3,157,316	$3,530,208
Total capital-to-assets ratio	4.00%	4.36%	4.00%	4.47%

Leverage capital	$3,363,067	$4,402,968	$3,946,645	$5,295,312
Leverage capital-to-assets ratio	5.00%	6.55%	5.00%	6.71%
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 30, 2009, April 30, 2009, July 31, 2009 and October 30, 2009, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. On January 30, 2009, April 30, 2009, July 31, 2009 and October 30, 2009, the Bank repurchased surplus stock totaling $168,324,000, $101,605,000, $136,840,000 and $106,517,000, respectively, of which $7,602,000, $0, $0 and $0, respectively, had been classified as mandatorily redeemable capital stock as of those dates.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$5	$7	$15	$21
Interest cost	37	40	110	120
Amortization of prior service cost (credit)	(9)	(8)	(26)	(25)
Amortization of net actuarial gain	—	(1)	(2)	(3)

Net periodic benefit cost	$33	$38	$97	$113

Note 11—Estimated Fair Values
     Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, an entity is required to disclose the level within the fair value hierarchy in which the measurements fall for assets and liabilities that are carried at fair value (that is, those assets and liabilities that are measured at fair value on a recurring basis). The Bank carries its trading securities and derivative assets/liabilities at fair value. Prior to their sale or maturity, the Bank also carried its available-for-sale securities at fair value. Further, entities are required to disclose the level within the fair value hierarchy in which the measurements fall for assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition (for example, impaired assets). The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
     Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets and liabilities. The fair values of the Bank’s trading securities were determined using Level 1 inputs.
     Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts and investment securities classified as available-for-sale.
     Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets that are measured at fair value on a recurring basis were measured using Level 3 inputs. Other than its derivative contracts (which were measured using Level 2 inputs), the Bank does not carry any of its liabilities at fair value.
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Available-for-sale securities. The Bank estimated the fair values of its available-for-sale securities using either a pricing model or dealer estimates. For those mortgage-backed securities for which a pricing model was used, the interest rate swap curve was used as the discount curve in the calculations; additional inputs (e.g., implied swaption volatility, estimated prepayment speeds and credit spreads) were also used in the fair value determinations. The Bank compared these fair values to non-binding dealer estimates to ensure that its fair values were reasonable. For the one available-for-sale security (a government-sponsored enterprise MBS) for which the Bank relied upon a dealer estimate as of December 31, 2008, the estimate was analyzed for reasonableness using a pricing model and market inputs.
     Held-to-maturity securities. Prior to September 30, 2009, the Bank obtained non-binding fair value estimates from various dealers for its mortgage-backed securities classified as held-to-maturity (for each MBS, one dealer estimate was received). These dealer estimates were reviewed for reasonableness using the Bank’s pricing model and/or by comparing the dealer estimates to pricing service quotations or dealer estimates for similar securities. Effective September 30, 2009, the Bank changed its method for estimating the fair values of mortgage-backed securities. The Bank’s new valuation technique incorporates prices from up to four designated third-party pricing vendors when available. A price is established for each MBS using a formula that is based upon the number of prices received (i.e., if four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation). The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence exists that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information, are subject to further analysis including comparison to the prices for similar securities and/or to non-binding dealer estimates. As of September 30, 2009, four vendor prices were received for substantially all of the Bank’s MBS holdings. This change in valuation technique did not have a significant impact on the estimated fair values of the Bank’s mortgage-backed securities as of September 30, 2009. The Bank estimates the fair values of debentures using a pricing model.
     Advances. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms.
     Mortgage loans held for portfolio. The Bank estimates the fair values of mortgage loans held for portfolio based on observed market prices for agency mortgage-backed securities. Individual mortgage loans are pooled based on certain criteria such as loan type, weighted average coupon, weighted average maturity, and origination year and matched to reference securities with a similar collateral composition to derive benchmark pricing. The prices for agency mortgage-backed securities used as a benchmark are subject to certain market conditions including, but not limited to, the market’s expectations of future prepayments, the current and expected level of interest rates, and investor demand.
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
     For the Bank’s interest rate caps, fair values are obtained from dealers. These non-binding fair value estimates are corroborated using a pricing model and observable market data (e.g., the interest rate swap curve and cap volatility).
     The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the Bank’s master swap and credit support agreements. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.
     Deposit liabilities. The Bank determines the estimated fair values of its deposit liabilities with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are based on replacement funding rates for liabilities with similar terms. The estimated fair value approximates the carrying value for deposits with floating rates and fixed rates with three months or less to their maturity or repricing date.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at September 30, 2009 or December 31, 2008.

     The carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2009 and December 31, 2008, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$1,279,474	$1,279,474	$20,765	$20,765
Interest-bearing deposits	272	272	3,683,609	3,683,609
Federal funds sold	3,313,000	3,313,000	1,872,000	1,872,000
Trading securities	3,810	3,810	3,370	3,370
Available-for-sale securities	—	—	127,532	127,532
Held-to-maturity securities	12,194,307	12,068,626	11,701,504	11,169,862
Advances	50,034,613	50,223,382	60,919,883	60,362,576
Mortgage loans held for portfolio, net	272,292	287,130	327,059	328,064
Accrued interest receivable	66,807	66,807	145,284	145,284
Derivative assets	54,117	54,117	77,137	77,137

Liabilities:
Deposits	999,944	999,952	1,425,066	1,425,274
Consolidated obligations:
Discount notes	10,727,576	10,732,280	16,745,420	16,897,389
Bonds	52,082,770	52,330,873	56,613,595	56,946,934
Mandatorily redeemable capital stock	8,646	8,646	90,353	90,353
Accrued interest payable	208,599	208,599	514,086	514,086
Derivative liabilities	3,445	3,445	2,326	2,326
     The following table summarizes the Bank’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$3,810	$—	$—	$—	$3,810
Derivative assets	—	673,575	—	(619,458)	54,117

Total assets at fair value	$3,810	$673,575	$—	$(619,458)	$57,927

Liabilities
Derivative liabilities	$—	$587,040	$—	$(583,595)	$3,445

Total liabilities at fair value	$—	$587,040	$—	$(583,595)	$3,445

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     During the nine months ended September 30, 2009, the Bank recorded other-than-temporary impairments on seven of its non-agency RMBS classified as held-to-maturity (see Note 4). Based on the reduced level of market activity for non-agency RMBS, all of the nonrecurring fair value measurements for these impaired securities fall within Level 3 of the fair value hierarchy.

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
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At September 30, 2009, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $911.2 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
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
     The Agreements set forth the terms under which a FHLBank may borrow from and pledge collateral to the Treasury. Under the Agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the Agreements, if any, are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Each FHLBank grants a security interest to the Treasury only in collateral that is identified on a listing of collateral, identified on the books or records of a

Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury. On a weekly basis, regardless of whether there have been any borrowings under the Agreements, the FHLBanks are required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the Treasury, a schedule listing the collateral pledged to the Treasury. Each week, the FHLBanks must pledge collateral in an amount at least equal to the par value of consolidated obligation bonds and discount notes maturing in the next 15 days. In the case of advances collateral, a 13 percent haircut is applied to the outstanding principal balance of the assets in determining the amount that must be pledged to the Treasury. As of September 30, 2009, the Bank had pledged advances with an outstanding principal balance of $7,399,500,000 to the Treasury. At that same date, the Bank had not pledged any mortgage-backed securities to the Treasury.
     The Agreements terminate on December 31, 2009 but will remain in effect as to any loan outstanding on that date. A FHLBank may terminate its consent to be bound by the Agreement prior to that time so long as no loan is then outstanding to the Treasury.
     To date, none of the FHLBanks have borrowed under the GSECF.
     Other commitments and contingencies. At September 30, 2009 and December 31, 2008, the Bank had commitments to make additional advances totaling approximately $40,263,000 and $81,435,000, respectively. In addition, outstanding standby letters of credit totaled $4,496,217,000 and $5,174,019,000 at September 30, 2009 and December 31, 2008, respectively.
     At September 30, 2009, the Bank had commitments to issue $1,315,000,000 of consolidated obligation bonds/discount notes, all of which were hedged with associated interest rate swaps. The Bank had no commitments to issue consolidated obligations at December 31, 2008.
     The Bank executes interest rate exchange agreements with major banks with which it has bilateral collateral exchange agreements. As of September 30, 2009 and December 31, 2008, the Bank had pledged cash collateral of $167,085,000 and $240,192,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the nine months ended September 30, 2009 or 2008.

Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the nine months ended September 30, 2009 and 2008, interest income from loans to other FHLBanks totaled $2,000 and $171,000, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2009 and 2008 (in thousands).

	Nine Months Ended September 30,
	2009	2008
Balance at January 1,	$—	$400,000
Loans to:
FHLBank of Boston	300,000	666,000
FHLBank of Seattle	25,000	—
FHLBank of San Francisco	—	1,265,000
Collections from:
FHLBank of Boston	(300,000)	(666,000)
FHLBank of Seattle	(25,000)	—
FHLBank of San Francisco	—	(1,665,000)

Balance at September 30,	$—	$—

     During the nine months ended September 30, 2009 and 2008, interest expense on borrowings from other FHLBanks totaled $1,000 and $49,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2009 and 2008 (in thousands).

	Nine Months Ended September 30,
	2009	2008
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	200,000	320,000
FHLBank of Seattle	—	25,000
FHLBank of Atlanta	—	70,000
FHLBank of Indianapolis	—	240,000
Repayments to:
FHLBank of San Francisco	(200,000)	(320,000)
FHLBank of Seattle	—	(25,000)
FHLBank of Atlanta	—	(70,000)
FHLBank of Indianapolis	—	(240,000)

Balance at September 30,	$—	$—

     During the nine months ended September 30, 2008, the Bank’s available-for-sale securities portfolio included consolidated obligations for which other FHLBanks were the primary obligors and for which the Bank was jointly and severally liable. All of these consolidated obligations were purchased in the open market from third parties and were accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations of other FHLBanks totaled $671,000 and $1,975,000 for the three and nine months ended September 30, 2008, respectively. These investments matured and were fully repaid during the fourth quarter of 2008.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the nine months ended September 30, 2009, the three months ended September 30, 2008 or the three months ended March 31, 2008. During the three months ended June 30, 2008, the Bank assumed a total of $135,880,000 (par value) of consolidated obligations from the FHLBank of Seattle. The net premium associated with these transactions totaled $3,474,000.

     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any debt to other FHLBanks during the nine months ended September 30, 2009 or the three months ended September 30, 2008. During the three months ended March 31, 2008, the Bank transferred $300,000,000 and $150,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh and Cincinnati, respectively. In addition, during the three months ended June 30, 2008, the Bank transferred $15,000,000 (par value) of its consolidated obligations to the FHLBank of San Francisco. In connection with these transactions, the assuming FHLBanks became the primary obligors for the transferred debt. The aggregate gains realized on these debt transfers totaled $4,546,000 during the nine months ended September 30, 2008.
     Through July 31, 2008, the Bank received participation fees from the FHLBank of Chicago for mortgage loans that were originated by certain of the Bank’s members (participating financial institutions) and purchased by the FHLBank of Chicago through its Mortgage Partnership Finance® program. These fees totaled $37,000 and $200,000 during the three and nine months ended September 30, 2008, respectively. No participation fees have been received since the termination of this arrangement on July 31, 2008.
Note 15 — Other Comprehensive Income (Loss)
     The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net unrealized gains (losses) on available-for-sale securities	$1	$(4,319)	$2,504	$(2,269)
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	(843)	(2,794)
Reclassification adjustment for impairment loss on available-for-sale security included in net income	—	2,476	—	2,476
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(27,095)	—	(78,361)	—
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	1,250	—	1,402	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	3,177	—	4,742	—
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(8)	(26)	(25)
Amortization of net actuarial gain included in net periodic benefit cost	—	(1)	(2)	(3)

Total other comprehensive income (loss)	$(22,676)	$(1,852)	$(70,584)	$(2,615)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in “Item 1. Financial Statements.”
Forward-Looking Information
This quarterly report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the “Bank”) about its future results, performance, liquidity, financial condition, prospects and opportunities, including prospects for the payment of dividends. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “might,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.
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
Overview
Business
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency has responsibility to ensure that the FHLBanks: (i) operate in a safe and sound manner (including the maintenance of adequate capital and internal controls); (ii) foster liquid, efficient, competitive and resilient national housing finance markets; (iii) comply with applicable laws, rules, regulations, guidelines and orders (including the HER Act and the FHLB Act); (iv) carry out their statutory mission only through authorized activities; and (v) operate and conduct their activities in a manner that is consistent with the public interest. Consistent with these responsibilities, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provides that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency.
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
The Bank’s capital stock is not publicly traded and can be held only by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must purchase stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and, with the prior approval of the Bank, transferred only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of November 11, 2009, Moody’s had assigned a rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
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
The Bank’s earnings, exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments associated with derivatives and hedging activities, are generated primarily from net interest income and tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank’s interest rate risk profile is typically fairly neutral. As a result, the Bank’s capital is effectively invested in shorter-term assets and its earnings and returns on capital (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments associated with derivatives and hedging activities) generally tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that approximate or exceed the average effective federal funds rate. The following table summarizes the Bank’s return on average capital stock, the average effective federal funds rate and the Bank’s dividend payment rate for the three months ended March 31, 2009 and 2008, the three months ended June 30, 2009 and 2008, the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008 (all percentages are annualized figures; percentages for the nine-month periods represent weighted average rates).

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	March 31,		June 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Return on average capital stock	8.96%	5.11%	3.66%	5.71%	2.59%	9.85%	5.14%	7.05%

Average effective federal funds rate	0.18%	3.18%	0.18%	2.09%	0.16%	1.94%	0.17%	2.40%

Dividend rate paid	0.50%	4.50%	0.18%	3.18%	0.18%	2.09%	0.29%	3.25%

Reference average effective federal funds rate (reference rate) (1)	0.51%	4.50%	0.18%	3.18%	0.18%	2.09%	0.29%	3.25%

(1)	See discussion below for a description of the reference rate.
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
To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the three months ended March 31, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the fourth quarter of 2008 and the fourth quarter of 2007, respectively. For the three months ended June 30, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the first quarter of 2009 and the first quarter of 2008, respectively. For the three months ended September 30, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the second quarter of 2009 and the second quarter of 2008, respectively. For the nine months ended September 30, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the nine months ended June 30, 2009 and 2008, respectively.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2009 and December 31, 2008.
MEMBERSHIP SUMMARY

	September 30,	December 31,
	2009	2008
Commercial banks	759	759
Thrifts	86	85
Credit unions	64	60
Insurance companies	19	19

Total members	928	923

Housing associates	8	8
Non-member borrowers	12	13

Total	948	944

Community Financial Institutions (CFIs)	794	796

Financial Market Conditions
Although capital markets have not returned to pre-credit crisis conditions, credit market conditions during the third quarter of 2009 continued the trend of noticeable improvement that began in late 2008. Several government programs that were either introduced or expanded during the fourth quarter of 2008 appear to have supported the increased degree of stability in the capital markets. Those programs include the implementation by the United States Department of the Treasury (the “Treasury”) of the Troubled Asset Relief Program (“TARP”) authorized by Congress in October 2008 and the Federal Reserve’s purchases of commercial paper, agency debt securities (including FHLBank debt) and mortgage-backed securities. In addition, the Federal Reserve’s discount window lending and Term Auction Facility (“TAF”) for auctions of short-term liquidity and the expansion of insured deposit limits and the Temporary Liquidity Guarantee Program (“TLGP”) provided by the Federal Deposit Insurance Corporation (“FDIC”) have all provided additional liquidity support for depository institutions.
As conditions have improved, the level of support provided by some of these government programs has stabilized or contracted. For instance, direct lending by the Federal Reserve to depository institutions reached approximately $530 billion by December 31, 2008 and remained at about that level through April 2009 before declining to about $320 billion at the end of June 2009 and to about $206 billion at September 30, 2009. Otherwise unsecured debt issued by commercial banks and guaranteed by the FDIC reached approximately $330 billion by March 31, 2009, remained near that level at June 30, 2009 and declined to $309 billion at September 30, 2009.
In addition, the increase in the FDIC insured deposit limit to $250,000 for all types of accounts and to an unlimited level for transaction accounts covered by the TLGP have encouraged depositors to leave larger balances in bank deposit accounts. The increased deposit insurance coverage contributed to significant growth in deposits at federally insured institutions in the fourth quarter of 2008 and the first quarter of 2009, which provided an additional layer of liquidity at depository institutions. As market and economic conditions stabilized, the deposit growth rate subsequently slowed significantly in the second quarter of 2009, the last quarter for which data is available.
In addition to other actions to provide liquidity directly to the markets, the Federal Open Market Committee of the Federal Reserve Board has maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009. At September 30, 2009, the Federal Reserve also held approximately $694 billion of mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan

Mortgage Corporation (“Freddie Mac”) as part of its program to purchase as much as $1.25 trillion of such securities.
In addition, one- and three-month LIBOR rates continued to stabilize and the spread between those rates continued to shrink during the third quarter of 2009, ending the period at 0.25 percent and 0.29 percent, respectively. More stable one- and three-month LIBOR rates, combined with smaller spreads between those two indices and between those indices and overnight lending rates, suggest some degree of general improvement and more confidence in inter-bank lending markets.
Along with these general, if gradual, credit market improvements over the last several months, the FHLBanks’ access to debt with a wider range of maturities has also improved somewhat. The FHLBanks’ cost of issuing one- to three-year debt compared to three-month LIBOR on a swapped cash flow basis continued the improvement in the third quarter of 2009 that began late in the first quarter. While there are still investor preferences for relatively shorter-maturity assets, investor interest in and the pricing of longer-dated securities has improved.
Economic conditions also appear to be showing some early signs of eventual improvement, including positive growth in the gross domestic product (“GDP”) for the third quarter of 2009. While much of the significant deterioration in economic conditions that followed the disruptive financial market events of September 2008, including unemployment rates, has not reversed, and the economy has remained weak since that time, policy makers have interpreted recent data and the third quarter GDP data to indicate that the pace of economic decline has begun to reverse itself. Those early signs of improvement notwithstanding, the prospects for and potential timing of renewed economic growth (and employment growth in particular) remain very uncertain. The ongoing weak economic outlook, along with continued uncertainty regarding the extent that weak economic conditions will extend future losses at large financial institutions to a wider range of asset classes, and the nature and extent of the ongoing need for the government to support the banking industry and the broader capital markets, have combined to maintain market participants’ somewhat cautious approach to the credit markets.
The following table presents information on key market interest rates at September 30, 2009 and December 31, 2008 and key average market interest rates for the three- and nine-month periods ended September 30, 2009 and 2008.

	September 30,	December 31,	Third	Third	Average for the	Average for the
	2009	2008	Quarter	Quarter	Nine Months	Nine Months
	Ending	Ending	2009	2008	Ended	Ended
	Rate	Rate	Average	Average	September 30, 2009	September 30, 2008
Federal Funds Target (1)	0.25%	0.25%	0.25%	2.00%	0.25%	2.42%
Average Effective
Federal Funds Rate (2)	0.07%	0.14%	0.16%	1.94%	0.17%	2.40%
1-month LIBOR (1)	0.25%	0.44%	0.27%	2.62%	0.37%	2.84%
3-month LIBOR (1)	0.29%	1.43%	0.41%	2.91%	0.83%	2.98%
2-year LIBOR (1)	1.29%	1.48%	1.40%	3.37%	1.48%	3.16%
5-year LIBOR (1)	2.65%	2.13%	2.85%	4.08%	2.65%	3.88%
10-year LIBOR (1)	3.46%	2.56%	3.72%	4.55%	3.39%	4.46%
3-month U.S. Treasury (1)	0.14%	0.08%	0.16%	1.54%	0.18%	1.76%
2-year U.S. Treasury (1)	0.95%	0.77%	1.03%	2.36%	0.99%	2.27%
5-year U.S. Treasury (1)	2.31%	1.55%	2.47%	3.11%	2.16%	3.00%
10-year U.S. Treasury (1)	3.31%	2.21%	3.52%	3.85%	3.20%	3.79%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2009 Summary
•	The Bank ended the third quarter of 2009 with total assets of $67.3 billion and total advances of $50.0 billion, a decrease from $78.9 billion and $60.9 billion, respectively, at the end of 2008. The $10.9 billion decline in advances was attributable in large part to the repayment of approximately $7.5 billion of advances by three large borrowers, as further discussed in the section below entitled “Financial Condition — Advances.”

•	The Bank’s net income for the three and nine months ended September 30, 2009 was $17.6 million and $108.5 million, respectively, including $14.1 million and $174.8 million, respectively, in net gains on derivatives and hedging activities and net interest income of $33.5 million and $25.4 million, respectively. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which contributed significantly to the Bank’s income before assessments of $24.0 million and $147.7 million for the three and nine months ended September 30, 2009, respectively. Had the net interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher (and its net gains/losses on derivatives and hedging activities would have been lower) by $19.7 million and $93.0 million for the three and nine months ended September 30, 2009, respectively.

•	The Bank’s net interest income for the first nine months of 2009 was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income in the first quarter of 2009. The negative impact of this debt was minimal in the second and third quarters of 2009 as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.

•	For the three and nine months ended September 30, 2009, the $14.1 million and $174.8 million, respectively, in net gains on derivatives and hedging activities included $19.7 million and $93.0 million, respectively, of net interest income on interest rate swaps accounted for as economic hedge derivatives, $1.1 million and $60.0 million, respectively, of net ineffectiveness-related gains on fair value hedges related to consolidated obligation bonds and ($5.8 million) and $24.4 million, respectively, of net gains (losses) on economic hedge derivatives (excluding net interest settlements). As more fully described in the Bank’s 2008 10-K, during 2008 the Bank recognized $55.4 million of net ineffectiveness-related losses related to hedge ineffectiveness on interest rate swaps used to convert most of its fixed rate consolidated obligation bonds to LIBOR floating rates. Those losses were largely attributable to the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008. With relatively stable three-month LIBOR rates during the first quarter of 2009, these previous ineffectiveness-related losses reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the second and third quarters of 2009, resulting in significantly lower ineffectiveness-related gains during those periods. The net gains (losses) on the Bank’s economic hedge derivatives during the three and nine months ended September 30, 2009 included gains on interest rate swaps used to hedge the risk of changes in spreads between the daily federal funds rate and three-month LIBOR. These gains, totaling $3.8 million and $19.7 million for the three and nine months ended September 30, 2009, respectively, were due to the tightening of the spread between the two indices and changes in the future expectations for such spread during the three months ended September 30, 2009. The net gains (losses) on economic hedge derivatives were also significantly impacted by gains and losses on the Bank’s portfolio of interest rate basis swaps that are used to hedge the risk of changes in spreads between one- and three-month LIBOR. Net gains of $36.1 million were recognized on this portfolio during the first quarter of 2009, while net losses of $26.7 million and $5.3 million were recognized during the second and third quarters of 2009, respectively.

•	The Bank held $25.3 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $39.0 million (excluding accrued interest) at September 30, 2009. Assuming that these swaps are held to maturity, these net unrealized gains will reverse in future periods. The timing of this reversal will depend on the relative level and volatility of future interest rates. In addition, as of September 30, 2009, the Bank held $2.5 billion (notional) of stand-alone interest rate cap agreements with a fair value of $26.3 million that hedge embedded caps in held-to-maturity securities. Assuming these agreements are held to maturity, the value of the caps will be charged to income in future periods.

•	Unrealized losses on the Bank’s holdings of non-agency (i.e., private label) residential mortgage-backed securities classified as held-to-maturity totaled $166.3 million (30.6 percent of amortized cost) at September 30, 2009, as compared to $277.0 million (40.9 percent of amortized cost) at December 31, 2008. Based on projections developed as part of its quarter-end analysis of the securities in this portfolio, the Bank continues to believe that these unrealized losses are principally the result of diminished liquidity and significant (albeit reduced) risk-related discounts in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities. In assessing the expected credit performance of these securities, the Bank determined that it is likely that it will not fully recover the amortized cost basis of seven of its non-agency residential mortgage-backed securities and, accordingly, these securities (with an aggregate unpaid principal balance of $150.8 million) were deemed to be other-than-temporarily impaired at September 30, 2009 (four of these seven securities had previously been identified as other-than-temporarily impaired in prior periods). In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009 (the “OTTI accounting guidance”), which the Bank early adopted effective January 1, 2009, the credit components of the impairment losses for the three and nine months ended September 30, 2009 ($2.3 million and $3.0 million, respectively) were recognized in earnings while the non-credit components of the impairment losses ($25.8 million and $77.0 million, respectively) were recognized in other comprehensive income. For a discussion of the OTTI accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report). Prospects for future housing market conditions, which will influence whether the Bank will record any additional other-than-temporary impairment charges on these or any other securities in the future, remain uncertain.

•	At all times during the nine months ended September 30, 2009, the Bank was in compliance with all of its regulatory capital requirements. The Bank’s retained earnings increased to $317.8 million at September 30, 2009 from $216.0 million at December 31, 2008.

•	During the nine months ended September 30, 2009, the Bank paid dividends totaling $6.7 million; the Bank’s first, second and third quarter dividends were paid at rates that approximated the benchmark average effective federal funds rates for each preceding quarter. While there can be no assurances about future earnings, dividends, or regulatory actions, the Bank currently anticipates that its recurring earnings will be sufficient both to continue paying quarterly dividends and to continue building retained earnings. The Bank currently expects to pay a dividend in the fourth quarter of 2009 equal to the average effective federal funds rate for the third quarter of 2009. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock; the next repurchase is anticipated to occur on January 29, 2010.
Regulatory Developments
Activities Pursuant to the Housing and Economic Recovery Act
As discussed in the Bank’s 2008 10-K, the HER Act requires the Finance Agency to issue a number of regulations, orders and reports. The full effect of this legislation on the Bank and its activities will become known only after all of these required regulations, orders, and reports become effective in final form. Since the enactment of the HER Act, the Finance Agency has promulgated proposed and final regulations regarding several provisions of the HER Act, some of which are discussed in the Bank’s 2008 10-K. The sections below describe the more significant regulations that have been proposed or finalized by the Finance Agency since the filing of the Bank’s 2008 10-K.

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
Executive Compensation
The HER Act requires the Director of the Finance Agency (the “Director”) to prohibit a FHLBank from providing compensation to its executive officers that is not reasonable and comparable with compensation for employees in similar businesses involving similar duties and responsibilities. Additionally, through December 31, 2009, the Director has authority to approve, disapprove or modify the existing compensation of executive officers of FHLBanks.
On June 5, 2009, the Finance Agency issued a proposed rule to implement the above provisions of the HER Act. Comments on the proposed rule could be submitted to the Finance Agency through August 4, 2009.
Pursuant to the proposed rule, the Director may review the compensation arrangements for any executive officer of a FHLBank at any time. The Director shall prohibit the FHLBank, and the FHLBank is prohibited, from providing compensation to any such executive officer that is not reasonable and comparable with compensation for employees in other similar businesses involving similar duties and responsibilities. In determining whether such compensation is reasonable and comparable, the Director may consider any factors the Director considers relevant (including any wrongdoing on the part of the executive officer). The Director may not, however, prescribe or set a specified level or range of compensation.
With respect to compensation under review by the Director, the Director’s prior approval is required for (i) a written arrangement that provides an executive officer a term of employment of more than six months or that provides compensation in connection with termination of employment, (ii) annual compensation, bonuses and other incentive pay of a FHLBank’s president and (iii) compensation paid to an executive officer, if the Director has provided notice that the compensation of such executive officer is subject to a specific review by the Director.
The proposed rule defines “executive officer” to include (i) named executive officers identified in a FHLBank’s Annual Report on Form 10-K, (ii) other executives who occupy specified positions or are in charge of specified subject areas and (iii) any other individual, regardless of title, who is in charge of a principal business unit, division or function, or who reports directly to the FHLBank’s chairman of the board of directors, vice chairman, president or chief operating officer.
With respect to the Director’s authority through December 31, 2009 to approve, disapprove or modify existing compensation of an executive officer, the proposed rule defines “executive compensation” as compensation paid to a FHLBank’s named executive officers (within the meaning of the SEC’s rules) identified in a FHLBank’s Annual Report on Form 10-K.

On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance” (“AB 2009-02”). In AB 2009-02, the Finance Agency outlines several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices. Those principles are (i) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions, (ii) executive incentive compensation should be consistent with sound risk management and preservation of the par value of a FHLBank’s capital stock, (iii) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators, (iv) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years and (v) the board of directors of each FHLBank and the OF should promote accountability and transparency in the process of setting compensation. In evaluating compensation at the FHLBanks, the Director will consider the extent to which an executive’s compensation is consistent with the above principles.
Reporting of Fraudulent Financial Instruments
On June 17, 2009, the Finance Agency issued a proposed rule to effect the provisions of the HER Act that require the FHLBanks to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold. Comments on the proposed rule could be submitted to the Finance Agency through August 17, 2009.
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
On July 30, 2009, the Director provided to Congress the results of the Finance Agency’s study, including policy recommendations based on the Finance Agency’s analysis of the feasibility of the FHLBanks’ issuing mortgage-backed securities and of the benefits and risks associated with such a program. Based on the Finance Agency’s study and findings regarding FHLBank securitization, the Director did not recommend permitting the FHLBanks to securitize mortgages at this time.

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
On August 4, 2009, the Finance Agency published the notice of study and recommendations required by the HER Act with respect to FHLBank collateral for advances and the Interagency Guidance. Comments on the notice of study and recommendations could be submitted to the Finance Agency through October 5, 2009.
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
Based on the comments received on the interim final rule and the continuing adverse conditions of the mortgage market, on August 4, 2009, the Finance Agency issued a second interim final rule, with a request for comments, to broaden the scope of the FHLBanks’ mortgage refinancing authority and to allow the FHLBanks greater flexibility in implementing their mortgage refinancing authority. Comments on the interim final rule could be submitted to the Finance Agency through October 5, 2009.
The interim final rule amends the current AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan in order to prevent foreclosure. A loan is eligible to be refinanced with an AHP grant if the loan is secured by a first mortgage on the household’s primary residence and the loan is refinanced under a program offered by the United States Department of Agriculture, Fannie Mae, Freddie Mac, a state or local government, or a state or local housing finance agency (an “eligible targeted refinancing program”).
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
Office of Finance
Effective with the enactment of the HER Act, the Finance Agency assumed responsibility from the Finance Board for supervising and regulating the Office of Finance. On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding the Board of Directors of the Office of Finance. Initially, comments on the proposed rule could be submitted to the Finance Agency through October 5, 2009. On October 2, 2009, the Finance Agency extended the comment period until November 4, 2009.
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
The independent directors of the Office of Finance would serve as the Audit Committee. Among other duties, the Audit Committee would be responsible for overseeing the audit function of the Office of Finance and the preparation and accuracy of the FHLBank System’s combined financial reports. For purposes of the combined financial reports, the Audit Committee would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures, such that the information submitted by the FHLBanks to the Office of Finance may be combined to create accurate and meaningful combined reports. The Audit Committee, in consultation with the Finance Agency, may establish common accounting policies and procedures for the information submitted by the FHLBanks to the Office of Finance for the combined financial reports where the Audit Committee determines such information provided by the FHLBanks is inconsistent and that consistent policies and procedures regarding that information are necessary to create accurate and meaningful combined financial reports. The Audit Committee would also have the exclusive authority to employ and contract for the services of an independent, external auditor for the FHLBanks’ annual and quarterly combined financial statements.
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
Corporate Governance of the FHLBanks
Under the HER Act, each FHLBank is governed by a board of directors of 13 persons or such other number of persons as the Director may determine. The HER Act divides directors of FHLBanks into two classes. The first class is comprised of “member” directors who are elected by the member institutions of each state in the FHLBank’s district to represent that state. The second class is comprised of “independent” directors who are nominated by a FHLBank’s board of directors, after consultation with its affordable housing Advisory Council, and elected by the FHLBank’s members at large. A discussion of the composition of the Bank’s Board of Directors is provided in the Bank’s 2008 10-K.
On September 26, 2008, the Finance Agency issued an interim final rule with request for comments regarding the eligibility and election of individuals to serve on the boards of directors of the FHLBanks. The interim final rule was effective September 26, 2008 and comments on the interim final rule could be submitted to the Finance Agency through November 25, 2008. On October 7, 2009, the Finance Agency issued a final rule, effective November 6, 2009, regarding the eligibility and election of FHLBank directors. The final rule revised some provisions of the interim final rule as set forth below.
Pursuant to the HER Act and the interim final rule, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The final rule requires the board of directors of each FHLBank annually to determine how many of its independent directorships should be designated as public interest directorships, provided that the FHLBank at all times has at least two public interest directorships.
The interim final rule prohibited an individual from serving as an independent director if the individual was an officer, employee or director of a holding company that controls one or more members of, or one or more recipients of advances from, any FHLBank if the assets of all such members or all such recipients of advances constitute 35 percent or more of the assets of the holding company, on a consolidated basis. The final rule narrows this prohibition by adding language limiting the reach of this provision to institutions that are members of, or recipients of advances from, only the FHLBank at which the independent director serves (rather than any FHLBank).
The interim final rule required a FHLBank to deliver to the Finance Agency a copy of the independent director application forms executed by the individuals proposed to be nominated for independent directorships by the board of directors of the FHLBank. The final rule specifies that if within two weeks of such delivery the Finance Agency provides comments to the FHLBank on any independent director nominee, the board of directors of the FHLBank shall consider the Finance Agency’s comments in determining whether to proceed with those nominees or to reopen the nomination process. If within the two-week period the Finance Agency offers no comment on a nominee, the FHLBank’s board of directors may proceed to nominate such nominee. Additionally, if the board of directors of a FHLBank is electing an independent director to fill the unexpired term of office of a vacant directorship, the FHLBank shall deliver to the Finance Agency for its review a copy of the independent director application form of each individual being considered by the FHLBank’s board of directors.
The final rule revises the requirement of the interim final rule that each nominee for an independent directorship must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If a FHLBank’s board of directors nominates only one individual for each independent directorship, then, to be elected, each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election. If, however, a FHLBank’s board of directors nominates more persons for the type of independent directorship to be filled (either a public interest directorship or other independent directorship) than there are directorships of that type to be filled in the election, then the FHLBank shall declare elected the nominee receiving the highest number of votes, without regard to whether the nominee received at least 20 percent of the number of votes eligible to be cast in the election.

The final rule also revised somewhat the provisions of the interim final rule regarding actions persons may or may not take in support of nominees for FHLBank directorships. Except as set forth in the following sentences, no director, officer, attorney, employee, or agent of a FHLBank shall (i) communicate in any manner that a director, officer, attorney, employee, or agent of a FHLBank, directly or indirectly, supports or opposes the nomination or election of a particular individual for a directorship; or (ii) take any other action to influence the voting with respect to any particular individual. A FHLBank director, officer, attorney, employee, or agent, acting in his or her personal capacity, may support the nomination or election of any individual for a member directorship, provided that no such individual shall purport to represent the views of the FHLBank or its board of directors in doing so. A FHLBank director, officer, attorney, employee or agent and the board of directors and Advisory Council (including members of the Advisory Council) of a FHLBank may support the candidacy of any individual nominated by the board of directors for election to an independent directorship.
FHLBank Directors’ Compensation and Expenses
The HER Act repealed the prior statutory limits on compensation of directors of FHLBanks. As a result, FHLBank director fees are to be determined at the discretion of a FHLBank’s board of directors, provided such fees are required to be reasonable.
On October 23, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding payment by FHLBanks of their directors’ compensation and expenses. Comments on the proposed rule may be submitted to the Finance Agency through December 7, 2009.
The proposed rule would specify that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by the FHLBank’s board of directors. The compensation paid by a FHLBank to a director would be required to reflect the amount of time the director spent on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year.
Pursuant to the proposed rule, the Director would review compensation paid by a FHLBank to its directors. The Director could determine that the compensation and/or expenses to be paid to the directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments; provided, however, that such order would only be applied prospectively and would not affect any compensation or expense payments made prior to the date of the Director’s determination and order. To assist the Director in reviewing the compensation and expenses of FHLBank directors, each FHLBank would be required to submit to the Director by specified deadlines (i) the compensation anticipated to be paid to its directors for the following calendar year, (ii) the amount of compensation and expenses paid to each director for the immediately preceding calendar year and (iii) a copy of the FHLBank’s written compensation policy, along with all studies or other supporting materials upon which the board of directors relied in determining the level of compensation and expenses to pay to its directors.
Other Regulatory Developments
On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank and the other 11 FHLBanks with guidance regarding the process for determining other-than-temporary impairment (“OTTI”) with respect to non-agency residential mortgage-backed securities (“RMBS”). The goal of the guidance is to promote consistency among all FHLBanks in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks (including the Bank) intended to early adopt the OTTI accounting guidance, the Finance Agency guidance required all FHLBanks to early adopt the OTTI accounting guidance effective January 1, 2009 and, for purposes of making OTTI determinations, to use a consistent set of key modeling assumptions and specified third party models. For a discussion of the OTTI accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
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
Beginning with the second quarter of 2009, the 12 FHLBanks formed an OTTI Governance Committee (the “OTTI Committee”) consisting of one representative from each FHLBank. The OTTI Committee has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by all FHLBanks in their OTTI assessment process. The OTTI Committee provides a more formal process by which the FHLBanks can provide input on and approve the assumptions, inputs and methodologies that are developed initially by the FHLBank of San Francisco. Based on its review, the Bank concurred with and adopted the FHLBank System-wide assumptions, inputs and methodologies that were approved by the OTTI Committee for use in the third quarter 2009 OTTI assessment.
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
Financial Condition
The following table provides selected period-end balances as of September 30, 2009 and December 31, 2008, as well as selected average balances for the nine-month period ended September 30, 2009 and the year ended December 31, 2008. As shown in the table, the Bank’s total assets decreased by 14.8 percent (or $11.7 billion) during the nine months ended September 30, 2009, due primarily to a $10.9 billion decrease in advances and a $1.0 billion decrease in its short-term liquidity holdings during the period. As the Bank’s assets decreased, the funding for those assets also decreased. During the nine months ended September 30, 2009, total consolidated obligations decreased by $10.5 billion as consolidated obligation bonds and discount notes declined by $4.5 billion and $6.0 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

	September 30, 2009
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2008
Advances	$50,035	(17.9)%	$60,920
Short-term liquidity holdings
Non-interest bearing excess cash balances	1,200	*	—
Interest-bearing deposits	—	(100.0)	3,684
Federal funds sold	3,313	77.0	1,872
Long-term investments (1)	12,194	3.1	11,829
Mortgage loans, net	272	(16.8)	327
Total assets	67,261	(14.8)	78,933
Consolidated obligations — bonds	52,083	(8.0)	56,614
Consolidated obligations — discount notes	10,727	(35.9)	16,745
Total consolidated obligations	62,810	(14.4)	73,359
Mandatorily redeemable capital stock	9	(90.0)	90
Capital stock	2,609	(19.1)	3,224
Retained earnings	318	47.2	216
Average advances	55,393	(5.6)	58,671
Average total assets	71,667	(4.0)	74,641
Average capital stock	2,825	(3.0)	2,911
Average mandatorily redeemable capital stock	72	26.3	57

*	The percentage increase is not meaningful.

(1)	Consists of securities classified as held-to-maturity and available-for-sale.

Advances
The following table presents advances outstanding, by type of institution, as of September 30, 2009 and December 31, 2008.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial banks	$25,408	51%	$29,889	50%
Thrift institutions	22,361	45	27,687	46
Credit unions	1,388	3	1,565	3
Insurance companies	279	1	243	—

Total member advances	49,436	100	59,384	99

Housing associates	12	—	131	—
Non-member borrowers	108	—	730	1

Total par value of advances	$49,556	100%	$60,245	100%

Total par value of advances outstanding to CFIs	$10,275	21%	$11,530	19%

At September 30, 2009 and December 31, 2008, the carrying value of the Bank’s advances portfolio totaled $50.0 billion and $60.9 billion, respectively. The par value of outstanding advances at those dates was $49.6 billion and $60.2 billion, respectively.
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
Advances subsequently declined during the fourth quarter of 2008 and the first nine months of 2009 as market conditions calmed somewhat. Advances to the Bank’s ten largest borrowers decreased by $8.0 billion during the first nine months of 2009, contributing significantly to the overall decline in advances balances during that period. Advances to Wachovia Bank, FSB and Comerica Bank, the Bank’s two largest borrowers, declined by $3.3 billion and $2.0 billion, respectively, during the nine months ended September 30, 2009. On August 21, 2009, the Office of Thrift Supervision (“OTS”) closed Guaranty Bank (“Guaranty”) and the FDIC was named receiver. Guaranty was the Bank’s third largest borrower and shareholder at August 21, 2009, with $2.0 billion of advances outstanding at that date; all of these advances were repaid in August and September 2009 (as of December 31, 2008, Guaranty’s outstanding advances totaled $2.2 billion). The remaining decline in advances during the period was spread broadly across the Bank’s members and was primarily attributable to a decline in member demand which the Bank believes was due, at least in part, to increases in members’ deposit levels and reduced lending activity due to the economic recession, as well as the availability of federal government programs that provided members with more attractively priced sources of funding and liquidity than were available earlier in the credit crisis.
At September 30, 2009, advances outstanding to the Bank’s ten largest borrowers totaled $31.2 billion, representing 63.0 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the

Bank’s ten largest borrowers totaled $39.2 billion at December 31, 2008, representing 65.1 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of September 30, 2009.
TEN LARGEST BORROWERS AS OF SEPTEMBER 30, 2009
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wachovia Bank, FSB (1)	Houston	TX	$18,997	38.3%
Comerica Bank	Dallas	TX	6,000	12.1
Bank of Albuquerque, N.A.	Albuquerque	NM	1,235	2.5
International Bank of Commerce	Laredo	TX	1,043	2.1
Southside Bank	Tyler	TX	815	1.6
Bank of Texas, N.A.	Dallas	TX	786	1.6
First National Bank	Edinburg	TX	660	1.3
Beal Bank Nevada	Las Vegas	NV	621	1.3
Arvest Bank	Rogers	AR	583	1.2
First Community Bank	Taos	NM	498	1.0

			$31,238	63.0%

(1)	Previously known as World Savings Bank, FSB (Texas)
Effective December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), the Bank’s largest borrower and shareholder. As indicated in the table above, Wachovia had $19.0 billion of advances outstanding as of September 30, 2009, which represented 38.3 percent of the Bank’s total outstanding advances at that date. In October 2009, $750 million of Wachovia’s advances matured and were repaid. Wachovia’s remaining advances are scheduled to mature between March 2010 and October 2013.
Wells Fargo & Company (“Wells Fargo”) is headquartered in the Eleventh District of the FHLBank System and affiliates of Wells Fargo have historically maintained charters in the Fourth, Eighth, Eleventh and Twelfth Districts of the FHLBank System, which are served by the FHLBanks of Atlanta, Des Moines, San Francisco and Seattle, respectively. On November 1, 2009, Wachovia’s thrift charter was converted to a national bank charter with the name Wells Fargo Bank South, National Association (“Wells Fargo Bank South”). Wells Fargo then merged Wells Fargo Bank South into an out-of-district national bank affiliate, Wells Fargo Bank South Central, National Association (“WFSC”). WFSC retained the main office of Wells Fargo Bank South in Houston, Texas as its main office. On November 2, 2009, WFSC applied for membership in the Bank and its application is currently being reviewed. While this series of events indicates that Wells Fargo intends to maintain a membership relationship with the Bank, the Bank is currently unable to predict whether WFSC will alter its predecessor’s borrowing relationship with the Bank.
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

The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of September 30, 2009 and December 31, 2008.
COMPOSITION OF ADVANCES
(Dollars in millions)

	September 30, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$6,623	13.4%	$10,745	17.8%
Maturity 1 month to 12 months	3,884	7.8	3,404	5.6
Maturity greater than 1 year	5,927	12.0	7,446	12.4
Fixed rate, amortizing	3,366	6.8	3,654	6.1
Fixed rate, putable	4,147	8.3	4,201	7.0

Total fixed rate advances	23,947	48.3	29,450	48.9

Floating rate advances
Maturity less than one month	779	1.6	390	0.6
Maturity 1 month to 12 months	4,070	8.2	5,695	9.5
Maturity greater than 1 year	20,760	41.9	24,710	41.0

Total floating rate advances	25,609	51.7	30,795	51.1

Total par value	$49,556	100.0%	$60,245	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in the 2008 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which members may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances. In addition, as described in the 2008 10-K, the Bank reviews the financial condition of its depository institution members on at least a quarterly basis to identify any members whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At September 30, 2009, the Bank’s short-term liquidity portfolio was comprised of $3.3 billion of overnight federal funds sold to domestic counterparties and $1.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2008, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of interest-bearing deposits at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, and changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs.

Long-Term Investments
At September 30, 2009, the Bank’s long-term investment portfolio was comprised of $12.1 billion of mortgage-backed securities (“MBS”) and $0.1 billion of U.S. agency debentures. As of year-end 2008, the Bank’s long-term investment portfolio was comprised of $11.7 billion of MBS and $0.1 billion of U.S. agency debentures. The following tables present the Bank’s long-term investment portfolio at September 30, 2009 and December 31, 2008.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
September 30, 2009	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$60	$—	$60	$60

MBS portfolio
U.S. government guaranteed obligations	25	—	25	25
Government-sponsored enterprises	11,556	—	11,556	11,524
Non-agency residential MBS	472	—	472	378
Non-agency commercial MBS	78	—	78	79

Total MBS	12,131	—	12,131	12,006

State housing agency debenture	3	—	3	3

Total long-term investments	$12,194	$—	$12,194	$12,069

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2008	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$66	$—	$66	$66

MBS portfolio
U.S. government guaranteed obligations	29	—	29	28
Government-sponsored enterprises	10,629	99	10,728	10,386
Non-agency residential MBS	677	—	677	400
Non-agency commercial MBS	297	28	325	287

Total MBS	11,632	127	11,759	11,101

State housing agency debenture	4	—	4	3

Total long-term investments	$11,702	$127	$11,829	$11,170

During the nine months ended September 30, 2009, the Bank acquired $2.9 billion of LIBOR-indexed floating rate collateralized mortgage obligations (“CMOs”) issued by either Fannie Mae or Freddie Mac, $230 million of which had not yet settled as of September 30, 2009. As further described below, the floating rate coupons of these securities, which the Bank designated as held-to-maturity, are subject to interest rate caps. During this same nine-month period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $2.4 billion and $42.5 million, respectively. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise MBS) with an amortized cost of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. There were no other sales of available-for-sale securities during the nine months ended September 30, 2009.
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
On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008 (“AB 2008-01”), the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital. On June 30, 2008, the Office of Supervision approved the Bank’s submission, thereby raising the Bank’s MBS investment authority from 300 percent to 400 percent of its total regulatory capital. The Bank’s Board of Directors may subsequently expand the Bank’s incremental MBS investment authority by some amount up to the entire additional 300 percent of capital authorized by the Finance Board. Any such increase authorized by the Bank’s Board of Directors would require approval from the Finance Agency. At September 30, 2009, the Bank held $12.1 billion (carrying value) of MBS, which represented 413 percent of its total regulatory capital. Since the Bank was in compliance with the expanded investment authority at the time it purchased its current MBS holdings, the Bank is not considered to be out of compliance with the regulatory limit. The Bank is, however, precluded from purchasing additional MBS until the outstanding principal amount of its current holdings falls below four times its capital.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of September 30, 2009 and December 31, 2008.

COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	September 30, 2009		December 31, 2008
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$25	$25	$29	$29
Government-sponsored enterprises	11,712	11,553	10,880	10,714
Non-agency RMBS	547	472	677	677

Total floating rate CMOs	12,284	12,050	11,586	11,420

Interest rate swapped MBS(2)
Triple-A rated non-agency CMBS (3)	—	—	29	28
Government-sponsored enterprise DUS(4)	—	—	10	10

Total swapped MBS	—	—	39	38

Total floating rate MBS	12,284	12,050	11,625	11,458

Fixed rate MBS
Government-sponsored enterprises	3	3	4	4
Triple-A rated non-agency CMBS(5)	78	78	297	297

Total fixed rate MBS	81	81	301	301

Total MBS	$12,365	$12,131	$11,926	$11,759

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank had entered into balance-guaranteed interest rate swaps in which it paid the swap counterparty the coupon payments of the underlying security in exchange for LIBOR-indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
Unrealized losses on the Bank’s MBS classified as held-to-maturity decreased from $557.0 million at December 31, 2008 to $260.5 million at September 30, 2009. The Bank did not have any securities classified as available-for-sale at September 30, 2009. At December 31, 2008, unrealized losses on the Bank’s MBS classified as available-for-sale totaled $1.7 million.
The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of September 30, 2009 and December 31, 2008.
UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	September 30, 2009		December 31, 2008
	Gross	Unrealized Losses	Gross	Unrealized Losses
	Unrealized	as Percentage of	Unrealized	as Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost
Government guaranteed	$—	0.6%	$1	2.8%
Government-sponsored enterprises	94	0.8%	270	2.5%
Non-agency RMBS	166	30.6%	277	40.9%
Non-agency CMBS	—	0.0%	11	3.4%

	$260		$559

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. The unrealized losses on the Bank’s held-to-maturity securities portfolio as of September 30, 2009 were generally attributable to the continuing, though diminished, dislocation in the credit markets. All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency RMBS, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at September 30, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs, the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS and, in the case of its non-agency commercial MBS (“CMBS”), the performance of the underlying loans and the credit support provided by the subordinate securities as further discussed below, the Bank expects that its holdings of U.S. government guaranteed debentures, state housing agency debentures, U.S. government guaranteed MBS, government-sponsored enterprise MBS and non-agency CMBS would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2009.
As of September 30, 2009, the gross unrealized losses on the Bank’s holdings of non-agency RMBS totaled $166 million, which represented 30.6 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of diminished liquidity and significant risk-related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of September 30, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	20	$225,787	$225,787	$196,225	$29,562
Double-A	5	54,614	54,614	36,061	18,553
Single-A	2	40,556	40,556	25,738	14,818
Triple-B	6	82,350	70,966	42,618	39,732
Double-B	3	35,172	23,677	18,758	16,414
Single-B	3	60,488	28,483	30,562	29,926
Triple-C	1	44,876	27,543	27,543	17,333

Total	40	$543,843	$471,626	$377,505	$166,338

During the period from October 1, 2009 through November 11, 2009, none of the Bank’s non-agency RMBS were downgraded by Moody’s, S&P or Fitch.
At September 30, 2009, the Bank’s portfolio of non-agency RMBS was comprised of 40 securities with an aggregate unpaid principal balance of $547 million: 21 securities with an aggregate unpaid principal balance of $290 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $257 million are backed by option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2008, the Bank’s non-agency RMBS portfolio was comprised of 42 securities with an aggregate unpaid principal balance of $677 million (the securities backed by fixed rate loans had an aggregate unpaid principal balance of $395 million while the securities backed by option ARM loans had an aggregate unpaid principal balance of $282 million). All of these investments are classified as held-to-maturity securities. The following table provides a summary of the Bank’s non-agency RMBS as of September 30, 2009 by collateral type and year of securitization.
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average(1)(3)	Average(1)	Current(4)
Fixed Rate Collateral
2006	1	$46	$45	$28	$17	8.42%	8.74%	8.89%	8.74%
2005	1	33	33	22	11	6.72%	10.28%	6.84%	10.28%
2004	5	42	42	38	4	3.43%	16.99%	6.00%	14.38%
2003	11	156	156	140	16	0.64%	6.66%	3.98%	4.93%
2002 and prior	3	13	13	12	1	5.71%	20.71%	4.47%	16.55%

	21	290	289	240	49	3.20%	9.53%	5.40%	4.93%

Option ARM Collateral
2005	17	243	241	130	111	30.43%	48.69%	42.57%	31.69%
2004	2	14	14	8	6	29.67%	38.22%	30.13%	34.68%

	19	257	255	138	117	30.39%	48.11%	41.87%	31.69%

Total non-agency RMBS	40	$547	$544	$378	$166	16.00%	27.69%	22.57%	4.93%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2009, actual cumulative loan losses underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 5.08 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2008 is provided in the Bank’s 2008 10-K. There were no substantial changes in these concentrations during the nine months ended September 30, 2009.
As of September 30, 2009, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $97 million that were classified as Alt-A at the time of issuance. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $55 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $42 million) are backed by option ARM loans. The Bank does not hold any MBS that were classified as subprime at the time of issuance. The following table provides a summary as of September 30, 2009 of the Bank’s non-agency RMBS that were classified as Alt-A at the time of issuance.

SECURITIES CLASSIFIED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

							Credit Enhancement Statistics

		Unpaid				Weighted Average		Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Current Weighted	Weighted
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average(1)(3)	Average(1)	Minimum Current(4)
2005	3	$75	$73	$42	$31	24.66%	29.43%	25.18%	10.28%
2004	1	10	10	9	1	7.18%	21.77%	6.85%	21.77%
2002 and prior	2	12	12	11	1	5.92%	20.03%	4.56%	16.55%

Total	6	$97	$95	$62	$33	20.45%	27.43%	20.64%	10.28%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2009, actual cumulative loan losses underlying the securities presented in the table ranged from 0.18 percent to 2.82 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2009 using two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2009 assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of seven of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of September 30, 2009. These securities included four securities, with an aggregate unpaid principal balance of $98.8 million at September 30, 2009, that had previously been identified as other-than-temporarily impaired in prior periods and three securities, with an aggregate unpaid principal balance of $52.0 million at September 30, 2009, that were initially determined to be other-than-temporarily impaired as of September 30, 2009. The difference between the present value of the cash flows expected to be collected from these seven securities and their amortized cost bases (i.e., the credit losses) totaled $2.3 million as of September 30, 2009.

Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), only the amounts related to the credit losses were recognized in earnings. Because the estimated fair values of three of the four previously impaired securities increased by an amount greater than the accretion of the non-credit portion of the other-than-temporary impairment charge recorded in accumulated other comprehensive income as of June 30, 2009, the additional credit losses associated with these previously impaired securities, totaling $1.3 million, were reclassified from accumulated other comprehensive income to earnings during the three months ended September 30, 2009. No additional non-credit impairment was recorded for these three securities in other comprehensive income during the three months ended September 30, 2009. Additional total impairment losses of $2.3 million (comprised of credit and non-credit losses of $0.5 million and $1.8 million, respectively), were recorded on the other previously impaired security during the three months ended September 30, 2009. At September 30, 2009, the difference between the three newly impaired securities’ amortized cost bases (after recognition of the current-period credit losses totaling $0.5 million) and their estimated fair values totaled $25.3 million, which was recognized as non-credit losses in other comprehensive income.
The following tables set forth additional information for each of the securities that was deemed to be other-than-temporarily impaired as of September 30, 2009. The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of September 30, 2009.
SUMMARY OF OTTI LOSSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(dollars in thousands)

	Period of			Credit	Non-Credit
	Initial	Credit	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Single-B	$13,139	$1,369	$11,770
Security #2	Q1 2009	Double-B	13,076	16	13,060
Security #3	Q2 2009	Triple-C	19,358	1,029	18,329
Security #4	Q2 2009	Triple-B	8,585	54	8,531
Security #5	Q3 2009	Single-B	11,738	220	11,518
Security #6	Q3 2009	Single-B	10,502	274	10,228
Security #7	Q3 2009	Triple-B	3,544	21	3,523

Totals			$79,942	$2,983	$76,959

SUMMARY OF OTTI SECURITIES AS OF SEPTEMBER 30, 2009
(dollars in thousands)

		Accumulated OCI
	Amortized Cost	Non-Credit	Accretion of		Estimated
	After Credit	Component	Non-Credit	Carrying	Fair
	Component of OTTI	of OTTI	Component	Value	Value
Security #1	$16,683	$11,770	$1,511	$6,424	$8,503
Security #2	20,530	13,060	1,566	9,036	11,037
Security #3	44,876	18,329	996	27,543	27,543
Security #4	14,247	8,531	669	6,385	7,665
Security #5	23,373	11,518	—	11,855	11,855
Security #6	20,432	10,228	—	10,204	10,204
Security #7	7,713	3,523	—	4,190	4,190

Totals	$147,854	$76,959	$4,742	$75,637	$80,997

Several factors contributed to the increase in projected credit losses on the Bank’s non-agency RMBS since June 30, 2009, including lower forecasted housing prices followed by a marginally slower housing price recovery, lower expected voluntary prepayment rates and higher projected losses on defaulted loans.
For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2009 (dollars in thousands):
SIGNIFICANT INPUTS USED TO MEASURE CREDIT LOSSES AS OF SEPTEMBER 30, 2009
(dollars in thousands)

				Significant Inputs(2)
			Unpaid	Projected	Projected	Projected	Current
	Year of	Collateral	Principal	Prepayment	Default	Loss	Credit
	Securitization	Type(1)	Balance	Rate	Rate	Severity	Enhancement(3)
Security #1	2005	Alt-A/Option ARM	$18,054	6.4%	77.1%	48.2%	37.9%
Security #2	2005	Alt-A/Option ARM	20,546	8.4%	61.0%	51.3%	51.0%
Security #3	2006	Alt-A/Fixed Rate	45,905	14.0%	25.4%	43.2%	8.7%
Security #4	2005	Alt-A/Option ARM	14,300	6.8%	71.8%	44.5%	50.7%
Security #5	2005	Alt-A/Option ARM	23,594	8.0%	74.6%	49.3%	49.7%
Security #6	2005	Alt-A/Option ARM	20,706	7.5%	66.4%	40.2%	31.7%
Security #7	2004	Alt-A/Option ARM	7,725	10.0%	55.0%	42.0%	34.7%

Total			$150,830

(1)	Security #1 and Security #5 are the only securities presented in the table above that were classified as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date).
Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at September 30, 2009.
In addition to evaluating its non-agency RMBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in each of the third and fourth years and 3 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 12 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of September 30, 2009 (including the 7 securities that were determined to be other-than-temporarily impaired as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.
NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

					Credit Losses	Hypothetical
					Recorded	Credit
					in Earnings	Losses Under		Current
	Year of	Collateral	Carrying	Fair	During the	Stress-Test	Collateral	Credit
	Securitization	Type(1)	Value	Value	Third Quarter	Scenario(2)	Delinquency(3)	Enhancement(4)
Security #1	2005	Alt-A/Option ARM	$6,424	$8,503	$1,214	$2,280	36.5%	37.9%
Security #2	2005	Alt-A/Option ARM	9,036	11,037	2	3	33.6%	51.0%
Security #3	2006	Alt-A/Fixed Rate	27,543	27,543	547	1,631	8.4%	8.7%
Security #4	2005	Alt-A/Option ARM	6,385	7,665	34	672	24.5%	50.7%
Security #5	2005	Alt-A/Option ARM	11,855	11,855	220	1,156	40.7%	49.7%
Security #6	2005	Alt-A/Option ARM	10,204	10,204	274	1,367	27.4%	31.7%
Security #7	2004	Alt-A/Option ARM	4,190	4,190	21	93	20.1%	34.7%
Security #8	2005	Alt-A/Option ARM	12,817	6,661	—	122	36.3%	51.3%
Security #9	2005	Alt-A/Option ARM	11,420	6,057	—	36	37.5%	51.3%
Security #10	2005	Alt-A/Option ARM	20,166	10,048	—	18	31.0%	49.6%
Security #11	2005	Alt-A/Option ARM	9,215	4,733	—	2	37.5%	48.2%
Security #12	2005	Alt-A/Option ARM	7,624	4,063	—	5	32.3%	50.4%

			$136,879	$112,559	$2,312	$7,385

(1)	Security #1 and Security #5 are the only securities that were classified as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the three months ended September 30, 2009 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2009, actual cumulative loan losses underlying the securities presented in the table ranged from 0.97 percent to 5.08 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
In addition to its holdings of non-agency RMBS, as of September 30, 2009, the Bank held three non-agency CMBS with an aggregate unpaid principal balance, amortized cost and estimated fair value of $77.8 million, $77.8 million and $79.2 million, respectively. All of these securities were issued in 2000 and are classified as held-to-maturity. As of September 30, 2009, the portfolio’s weighted average collateral delinquency was 3.87 percent; at this same date, the current weighted average credit enhancement approximated 35.95 percent.
While most of its MBS portfolio is comprised of floating rate CMOs ($12.3 billion par value at September 30, 2009) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2009, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($10.2 billion) was between 6.0 percent and 7.0 percent. As of September 30, 2009, one-month LIBOR rates were approximately 575 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $1.25 billion of interest rate caps with remaining maturities ranging from 42 months to 57 months as of September 30, 2009, and strike rates ranging from 6.25 percent to 6.50 percent and (ii) five forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other three forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2013	$500	6.25%
Second quarter 2013	250	6.50%
Third quarter 2014	500	6.50%
Fourth quarter 2014 (1)	250	6.50%
Second quarter 2015 (2)	250	6.50%
Fourth quarter 2015 (1)	250	6.00%
Fourth quarter 2015 (1)	250	7.00%
Second quarter 2016 (2)	250	7.00%

	$2,500

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.
Consolidated Obligations and Deposits
As of September 30, 2009, the carrying values of the Bank’s consolidated obligation bonds and discount notes totaled $52.1 billion and $10.7 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $51.6 billion and the par value of the Bank’s outstanding discount notes was $10.7 billion. In comparison, at December 31, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $56.6 billion and $16.7 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $56.0 billion and $16.9 billion, respectively.
During the nine months ended September 30, 2009, the Bank’s outstanding consolidated obligations decreased by $10.6 billion, in line with the decrease in outstanding advances during that period. The decrease in the par value of consolidated obligations was comprised of decreases of $4.4 billion and $6.2 billion in consolidated obligation bonds and discount notes, respectively.
As discussed in the 2008 10-K, market developments during the second half of 2008 stimulated investors’ demand for short-term GSE debt and limited their demand for longer term debt. As a result, during the second half of 2008, the Bank’s potential funding costs associated with issuing long-maturity debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. These market conditions continued into early 2009, and, as a result, the Bank relied in large part on the issuance of short-term debt to meet its funding needs during the first half of 2009. The Bank’s access to debt with a wider range of maturities, and the pricing of those bonds, improved somewhat during the latter part of the second quarter and the third quarter of 2009 and therefore the Bank relied on the issuance of short-maturity debt to a lesser extent during this period. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2009 and December 31, 2008.

COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	September 30, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Single-index floating rate	$24,445	47.4%	$13,093	23.4%
Fixed rate, non-callable	20,777	40.2	31,767	56.7
Callable step-up	3,127	6.1	78	0.1
Fixed rate, callable	2,877	5.6	11,054	19.8
Conversion	320	0.6	—	—
Callable step-down	100	0.1	15	—

Total par value	$51,646	100.0%	$56,007	100.0%

Single-index floating rate bonds have variable rate coupons that generally reset based on either one- or three-month LIBOR or the daily federal funds rate; these bonds may contain caps that limit the increases in the floating rate coupons. Fixed rate bonds have coupons that are fixed over the lives of the bonds. Some fixed rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the lives of the bonds and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Conversion bonds have coupons that convert from fixed to floating, or from floating to fixed, on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the lives of the bonds and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
Demand and term deposits were $1.0 billion and $1.4 billion at September 30, 2009 and December 31, 2008, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and members’ liquidity.
Capital Stock
The Bank’s outstanding capital stock (for financial reporting purposes) was approximately $2.609 billion and $3.224 billion at September 30, 2009 and December 31, 2008, respectively. The Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.911 billion for the year ended December 31, 2008 to $2.825 billion for the nine months ended September 30, 2009. The decrease in outstanding capital stock from December 31, 2008 to September 30, 2009 was largely attributable to the decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances. In addition, in September 2009, the Bank repurchased all of the capital stock that had been held by Guaranty prior to its closure by the OTS. At the time of its repurchase, this stock (totaling $102.7 million) was classified as mandatorily redeemable capital stock.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the nine months ended September 30, 2009.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 30, 2009, April 30, 2009, July 31, 2009 and October 30, 2009, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2008.
REPURCHASES OF SURPLUS STOCK
(dollars in thousands)

			Amount Classified
			as Mandatorily
			Redeemable Capital
Date of Repurchase			Stock at Date of
by the Bank	Shares Repurchased	Amount of Repurchase	Repurchase
January 30, 2009	1,683,239	$168,324	$7,602
April 30, 2009	1,016,045	101,605	—
July 31, 2009	1,368,402	136,840	—
October 30, 2009	1,065,165	106,517	—
Mandatorily redeemable capital stock outstanding at September 30, 2009 and December 31, 2008 was $8.6 million and $90.4 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of September 30, 2009 and December 31, 2008.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	September 30, 2009		December 31, 2008
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by the FDIC, as receiver of Franklin Bank, S.S.B.	1	$26	1	$57,432
Held by Capital One, National Association	1	972	1	26,350
Held by Washington Mutual Bank	—	—	1	103
Subject to withdrawal notice	7	1,820	5	1,198
Held by other non-members	12	5,828	10	5,270

Total	21	$8,646	18	$90,353

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $3.314 billion at the end of 2008 to $2.617 billion at September 30, 2009.
At September 30, 2009 and December 31, 2008, the Bank’s ten largest shareholders held $1.4 billion and $1.9 billion, respectively, of capital stock, which represented 53.7 percent and 57.4 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of September 30, 2009.

TEN LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2009
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wachovia Bank, FSB (1)	Houston	TX	$828,763	31.7%
Comerica Bank	Dallas	TX	271,158	10.3
International Bank of Commerce	Laredo	TX	63,794	2.4
Bank of Albuquerque, N.A.	Albuquerque	NM	51,428	2.0
Southside Bank	Tyler	TX	36,838	1.4
Bank of Texas, N.A.	Dallas	TX	34,823	1.3
BancorpSouth Bank	Tupelo	MS	30,847	1.2
First National Bank	Edinburg	TX	30,790	1.2
Arvest Bank	Rogers	AR	30,227	1.2
Beal Bank Nevada	Las Vegas	NV	27,350	1.0

			$1,406,018	53.7%

(1)	Previously known as World Savings Bank, FSB (Texas)
The stock held by the ten institutions shown in the table above was classified as capital in the statement of condition as of September 30, 2009.
At September 30, 2009, the Bank’s excess stock totaled $266.8 million, which represented 0.4 percent of the Bank’s total assets as of that date.
Retained Earnings and Dividends
During the nine months ended September 30, 2009, the Bank’s retained earnings increased by $101.8 million, from $216.0 million to $317.8 million. During this same period, the Bank paid dividends on capital stock totaling $6.7 million, which represented an annualized dividend rate of 0.29 percent. The Bank’s first, second and third quarter 2009 dividend rates approximated the average effective federal funds rates for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, respectively. In addition, the Bank paid dividends totaling $133,000 on capital stock classified as mandatorily redeemable capital stock. These dividends, which were also paid at an annualized rate of 0.29 percent, are treated as interest expense for financial reporting purposes. The Bank pays dividends on all outstanding capital stock at the same rate regardless of the accounting classification of the stock. The first quarter dividend, applied to average capital stock held during the period from October 1, 2008 through December 31, 2008, was paid on March 31, 2009. The second quarter dividend, applied to average capital stock held during the period from January 1, 2009 through March 31, 2009, was paid on June 30, 2009. The third quarter dividend, applied to average capital stock held during the period from April 1, 2009 through June 30, 2009, was paid on September 30, 2009.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average effective federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (exclusive of gains on the sales of investment securities and the retirement or transfer of debt, if any, and fair value adjustments associated with derivatives and hedging activities) generally track short-term interest rates.
While there can be no assurances, taking several factors into consideration, the Bank currently expects to continue paying quarterly dividends for the foreseeable future. In the fourth quarter of 2009, the Bank anticipates paying a dividend equal to the average effective federal funds rate for the third quarter of 2009. As set forth in the section above entitled “Overview — Business,” the average effective federal funds rate for the third quarter of 2009 was 0.16 percent. Consistent with its long-standing practice, the Bank expects to pay the fourth quarter 2009 dividend in the form of capital stock with any fractional shares paid in cash.
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and forward agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 8 beginning on page 18 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of September 30, 2009 and December 31, 2008, the Bank’s notional balance of interest rate exchange agreements was $64.1 billion and $70.1 billion, respectively, while its total assets were $67.3 billion and $78.9 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of September 30, 2009 and December 31, 2008, and the net fair value changes recorded in earnings for each of those categories during the three and nine months ended September 30, 2009 and 2008.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value(7)		Net Change in Fair Value(7)
	Total Notional at		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2009	December 31, 2008	2009	2008	2009	2008
	(In millions of dollars)		(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$9,803	$9,959	$—	$—	$—	$—
Long-haul method(2)	1,537	1,164	(858)	2,001	(2,448)	2,180
Economic hedges(3)	27	5	(51)	147	(44)	362

Total	11,367	11,128	(909)	2,148	(2,492)	2,542

Investments
Long-haul method(2)	—	40	—	3,250	(102)	4,140
Economic hedges(4)	—	—	—	45	—	35

Total	—	40	—	3,295	(102)	4,175

Consolidated obligation bonds
Short-cut method(1)	95	95	—	—	—	—
Long-haul method(2)	24,768	37,795	1,052	60,933	59,954	67,032
Economic hedges(3)	8,045	110	3,789	(623)	19,711	(549)

Total	32,908	38,000	4,841	60,310	79,665	66,483

Consolidated obligation discount notes
Economic hedges(3)	7,553	5,270	(1,049)	(10,300)	(4,810)	(13,056)

Other economic hedges
Interest rate caps(5)	2,500	3,500	(3,125)	(774)	5,496	5,741
Basis swaps(6)	9,700	12,200	(5,345)	(5,756)	4,022	(2,569)
Member swaps (including offsetting swaps)	24	7	—	—	32	—

Total	12,224	15,707	(8,470)	(6,530)	9,550	3,172

Total derivatives	$64,052	$70,145	$(5,587)	$48,923	$81,811	$63,316

Total short-cut method	$9,898	$10,054	$—	$—	$—	$—
Total long-haul method	26,305	38,999	194	66,184	57,404	73,352
Total economic hedges	27,849	21,092	(5,781)	(17,261)	24,407	(10,036)

Total derivatives	$64,052	$70,145	$(5,587)	$48,923	$81,811	$63,316

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes.

(4)	Interest rate derivatives that were matched to investment securities designated as available-for-sale, but that did not qualify for hedge accounting.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	At September 30, 2009, the Bank held $9.7 billion (notional) of interest rate basis swaps that were entered into to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $1.0 billion, $2.0 billion, $1.0 billion, $4.7 billion, and $1.0 billion of these agreements expire in the first quarter of 2011, the second quarter of 2013, the second quarter of 2014, the fourth quarter of 2018, and the first quarter of 2024, respectively.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges, the net change in fair value reflected in this table represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
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
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The Bank’s collateral exchange agreements with its counterparties generally establish maximum unsecured credit exposure thresholds (typically ranging from $100,000 to $500,000) that one party may have to the other. Once the counterparties agree to the valuations of the interest rate exchange agreements, and it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero. The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2009 and December 31, 2008.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Maximum	Cash	Cash
Credit	Number of	Notional		Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral
September 30, 2009
Aaa	1	$895.0		$—	$—	$—	$—
Aa(4)	10	50,511.3		205.4	186.1	18.3	1.0
A(5)	4	12,633.1		20.2	12.8	7.4	—
Excess collateral	—	—		—	4.0	—	—

Total	15	$64,039.4	(6)	$225.6	$202.9	$25.7	$1.0

December 31, 2008
Aaa	3	$17,099.2		$35.2	$27.3	$7.9	$—
Aa(4)	9	43,239.8		341.9	288.5	52.4	1.0
A(5)	4	9,802.8		27.8	19.1	8.7	—

Total	16	$70,141.8	(6)	$404.9	$334.9	$69.0	$1.0

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes amounts that had not settled as of September 30, 2009 and December 31, 2008.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on September 30, 2009 and December 31, 2008 credit exposures. Cash collateral totaling $24.8 million and $68.5 million was delivered under these agreements in early October 2009 and early January 2009, respectively.

(4)	The figures for Aa-rated counterparties as of September 30, 2009 and December 31, 2008 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $539 million and $128 million as of September 30, 2009 and December 31, 2008, respectively. These transactions represented a credit exposure of $1.0 million and $3.7 million to the Bank as of September 30, 2009 and December 31, 2008, respectively.

(5)	The figures for A-rated counterparties as of September 30, 2009 and December 31, 2008 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.9 billion and $1.4 billion as of September 30, 2009 and December 31, 2008, respectively, and did not represent a credit exposure to the Bank at either of those dates.

(6)	Excludes $12.1 million and $3.5 million (notional amounts) of interest rate derivatives with members at September 30, 2009 and December 31, 2008, respectively. This product offering is discussed in the paragraph below.
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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 99 percent at September 30, 2009. In comparison, this ratio was 75 percent as of December 31, 2008. The improvement in the Bank’s market value to book value of equity ratio was due in large part to increases in the values of its agency and, to a lesser extent, non-agency MBS. The increase in fair value of these securities was due primarily to reduced liquidity discounts in the MBS market. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended September 30, 2009 and 2008 was $17.6 million and $75.1 million, respectively. The Bank’s net income for the three months ended September 30, 2009 represented an annualized return on average capital stock (ROCS) of 2.59 percent, which was 243 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 9.85 percent for the three months ended September 30, 2008, which exceeded the average effective federal funds rate for that quarter by 791 basis points. Net income for the nine months ended September 30, 2009 and 2008 was $108.5 million and $146.9 million, respectively. The Bank’s net income for the nine months ended September 30, 2009 represented an ROCS of 5.14 percent, which was 497 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 7.05 percent for the nine months ended September 30, 2008, which was 465 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all Federal, State and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. The effective rate approximated 26.5 percent during both the three months ended September 30, 2009 and 2008. During these periods, the combined AHP and REFCORP assessments were $6.4 million and $27.1 million, respectively. During the nine months ended September 30, 2009 and 2008, the effective rates were 26.5 percent and 26.6 percent, respectively, and the combined AHP and REFCORP assessments were $39.2 million and $53.2 million, respectively.
Income Before Assessments
During the three months ended September 30, 2009 and 2008, the Bank’s income before assessments was $24.0 million and $102.2 million, respectively. The $78.2 million decrease in income before assessments from period to period was attributable to a $40.8 million decrease in other income, a $28.6 million decrease in net interest income and an $8.8 million increase in other expense. The decrease in other income was due to a $42.2 million decrease in net gains on derivatives and hedging activities.
The Bank’s income before assessments was $147.7 million and $200.1 million for the nine months ended September 30, 2009 and 2008, respectively. This $52.4 million decrease in income before assessments from period to period was attributable to a $136.5 million decrease in net interest income and an $11.3 million increase in other expense, offset by a $95.4 million increase in other income. The increase in other income was due largely to a $103.8 million increase in net gains on derivatives and hedging activities, partially offset by a $7.4 million decrease in debt extinguishment gains.
The components of income before assessments (net interest income, other income and other expense) are discussed in more detail in the following sections.

Net Interest Income
For the three months ended September 30, 2009 and 2008, the Bank’s net interest income was $33.5 million and $62.1 million, respectively. The Bank’s net interest income was $25.4 million and $161.9 million for the nine months ended September 30, 2009 and 2008, respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives, which contributed significantly to the Bank’s income before assessments for the first nine months of 2009. The decreases in net interest income were due in large part to lower short-term interest rates (the average effective federal funds rate declined from 1.94 percent and 2.40 percent for the three and nine months ended September 30, 2008, respectively, to 0.16 percent and 0.17 percent for the three and nine months ended September 30, 2009, respectively). The Bank’s net interest income during the nine months ended September 30, 2009 was also adversely impacted by the much wider prevailing spread between one- and three-month LIBOR during the first half of the year. As further discussed below, the Bank utilizes interest rate basis swaps to mitigate the impact of these wider spreads, the income effects of which are reported in net gains (losses) on derivatives and hedging activities. Net interest income for the three months ended September 30, 2009 was also impacted (albeit to a far lesser extent) by changes in the average balances of earning assets from $76.5 billion for the three months ended September 30, 2008 to $69.4 billion for the corresponding period in 2009.
For the three months ended September 30, 2009 and 2008, the Bank’s net interest margin was 19 basis points and 33 basis points, respectively. The Bank’s net interest margin was 4 basis points and 31 basis points for the nine months ended September 30, 2009 and 2008, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to lower short-term interest rates in 2009, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 14 basis points and 15 basis points for the three and nine months ended September 30, 2008, respectively, to 3 basis points and 6 basis points for the comparable periods in 2009. In addition, the Bank’s net interest spread decreased from 19 basis points and 16 basis points for the three and nine months ended September 30, 2008, respectively, to 16 basis points and (2) basis points during the three and nine months ended September 30, 2009, respectively.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the nine months ended September 30, 2009, the Bank used approximately $11.8 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR and approximately $6.2 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes. During the comparable period in 2008, the Bank was a party to approximately $4.6 billion (average notional balance) of interest rate basis swaps and it used approximately $5.9 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $19.7 million and $93.0 million for the three and nine months ended September 30, 2009, respectively, compared to $7.4 million and $7.7 million for the corresponding periods in 2008. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest margin would have been 31 basis points and 22 basis points for the three and nine months ended September 30, 2009, respectively, compared to 37 basis points and 32 basis points for the comparable periods in 2008 and its net interest spread would have been 28 basis points and 17 basis points for the three and nine months ended September 30, 2009, respectively, compared to 23 basis points and 17 basis points for the three and nine months ended September 30, 2008, respectively.
The Bank’s net interest spread for the first quarter of 2009 (and therefore its net interest spread for the nine months ended September 30, 2009) was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative impact of this debt on the Bank’s net interest income, net interest margin and net interest spread was minimal in the second and third quarters of 2009, as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2009 and 2008.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)
Assets
Interest-bearing deposits (b)	$162	$—	0.40%	$85	$—	2.25%
Federal funds sold (c)	3,850	1	0.13%	3,605	18	1.95%
Investments
Trading	4	—	—	4	—	—
Available-for-sale (e)	—	—	0.98%	389	3	2.84%
Held-to-maturity(e)	12,471	38	1.22%	10,916	87	3.20%
Advances (f)	52,648	127	0.96%	61,142	435	2.84%
Mortgage loans held for portfolio	280	4	5.50%	346	5	5.59%

Total earning assets	69,415	170	0.98%	76,487	548	2.86%
Cash and due from banks	129			105
Other assets	342			408
Derivatives netting adjustment (b)	(382)			(306)
Fair value adjustment on available-for-sale securities (e)	—			(9)
Adjustment for non-credit portion of other-than-temporary impairments on held-to-maturity securities(e)	(49)			—

Total assets	$69,455	170	0.98%	$76,685	548	2.86%

Liabilities and Capital
Interest-bearing deposits (b)	$1,330	—	0.05%	$2,869	13	1.84%
Consolidated obligations
Bonds	52,820	105	0.79%	52,832	367	2.78%
Discount notes	12,115	32	1.05%	16,913	105	2.48%
Mandatorily redeemable capital stock and other borrowings	66	—	0.16%	55	1	1.86%

Total interest-bearing liabilities	66,331	137	0.82%	72,669	486	2.67%
Other liabilities	530			1,030
Derivatives netting adjustment (b)	(382)			(306)

Total liabilities	66,479	137	0.82%	73,393	486	2.65%

Total capital	2,976			3,292

Total liabilities and capital	$69,455		0.79%	$76,685		2.53%

Net interest income		$33			$62

Net interest margin			0.19%			0.33%
Net interest spread			0.16%			0.19%

Impact of non-interest bearing funds			0.03%			0.14%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2009 and 2008 in the table above include $161 million and $85 million, respectively, which are classified in derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for both the three months ended September 30, 2009 and 2008 in the table above include $221 million which is classified in derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Interest income/expense and average rates include the effects of interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $19.7 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively. The net interest income on economic hedge derivatives is presented below in the section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2009 and 2008.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Nine Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)
Assets
Interest-bearing deposits (b)	$396	$—	0.21%	$123	$3	2.78%
Federal funds sold (c)	3,673	4	0.15%	4,701	90	2.54%
Investments
Trading	3	—	—	3	—	—
Available-for-sale (e)	37	—	1.70%	375	8	2.96%
Held-to-maturity(e)	11,888	117	1.31%	9,682	259	3.57%
Advances (f)	55,393	573	1.38%	56,179	1,339	3.18%
Mortgage loans held for portfolio	300	12	5.51%	360	15	5.59%

Total earning assets	71,690	706	1.31%	71,423	1,714	3.20%
Cash and due from banks	57			102
Other assets	425			385
Derivatives netting adjustment (b)	(480)			(295)
Fair value adjustment on available-for-sale securities (e)	—			(5)
Adjustment for non-credit portion of other-than-temporary impairments on held-to-maturity securities(e)	(25)			—

Total assets	$71,667	706	1.31%	$71,610	1,714	3.20%

Liabilities and Capital
Interest-bearing deposits (b)	$1,490	1	0.11%	$3,176	55	2.32%
Consolidated obligations
Bonds	50,151	481	1.28%	46,010	1,098	3.18%
Discount notes	16,517	199	1.61%	18,805	398	2.82%
Mandatorily redeemable capital stock and other borrowings	74	—	0.15%	70	1	2.41%

Total interest-bearing liabilities	68,232	681	1.33%	68,061	1,552	3.04%
Other liabilities	830			819
Derivatives netting adjustment (b)	(480)			(295)

Total liabilities	68,582	681	1.32%	68,585	1,552	3.02%

Total capital	3,085			3,025

Total liabilities and capital	$71,667		1.27%	$71,610		2.89%

Net interest income		$25			$162

Net interest margin			0.04%			0.31%
Net interest spread			(0.02%)			0.16%

Impact of non-interest bearing funds			0.06%			0.15%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2009 and 2008 in the table above include $186 million and $121 million, respectively, which are classified in derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the nine months ended September 30, 2009 and 2008 in the table above include $293 million and $174 million, respectively, which are classified in derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Interest income/expense and average rates include the effects of interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $93.0 million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively. The net interest income on economic hedge derivatives is presented below in the section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2009 and 2008 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Nine Months Ended
	September 30, 2009 vs. 2008			September 30, 2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$—	$—	$—	$1	$(4)	$(3)
Federal funds sold	1	(18)	(17)	(17)	(69)	(86)
Investments
Trading	—	—	—	—	—	—
Available-for-sale	(2)	(1)	(3)	(5)	(3)	(8)
Held-to-maturity	11	(60)	(49)	49	(191)	(142)
Advances	(53)	(255)	(308)	(18)	(748)	(766)
Mortgage loans held for portfolio	(1)	—	(1)	(3)	—	(3)

Total interest income	(44)	(334)	(378)	7	(1,015)	(1,008)

Interest expense:
Interest-bearing deposits	(5)	(8)	(13)	(19)	(35)	(54)
Consolidated obligations:
Bonds	—	(262)	(262)	91	(708)	(617)
Discount notes	(24)	(49)	(73)	(44)	(155)	(199)
Mandatorily redeemable capital stock and other borrowings	—	(1)	(1)	—	(1)	(1)

Total interest expense	(29)	(320)	(349)	28	(899)	(871)

Changes in net interest income	$(15)	$(14)	$(29)	$(21)	$(116)	$(137)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2009 and 2008.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net gains (losses) on trading securities	$286	$(157)	$464	$(290)

Net interest expense associated with economic hedge derivatives related to available-for-sale securities	—	(49)	—	(112)
Net interest income associated with economic hedge derivatives related to consolidated obligation federal funds floater bonds	6,159	—	5,525	—
Net interest income associated with economic hedge derivatives related to other consolidated obligation bonds	—	627	—	1,328
Net interest income (expense) associated with economic hedge derivatives related to consolidated obligation discount notes	5,943	1,400	22,946	(87)
Net interest income associated with stand-alone economic hedge derivatives (basis swaps)	7,585	5,565	64,872	7,128
Net interest expense associated with stand-alone economic hedge derivatives (forward rate agreement)	—	—	(304)	—
Net interest expense associated with economic hedge derivatives related to advances	(20)	(152)	(36)	(529)

Total net interest income associated with economic hedge derivatives	19,667	7,391	93,003	7,728

Gains (losses) related to economic hedge derivatives
Gains (losses) related to stand-alone derivatives (basis swaps)	(5,345)	(5,756)	4,022	(2,569)
Gains on federal funds floater swaps	3,789	—	19,711	—
Gains (losses) on interest rate caps related to held-to-maturity securities	(3,125)	(774)	5,496	5,741
Losses on discount note swaps	(1,049)	(10,300)	(4,810)	(13,056)
Net gains on member/offsetting swaps	—	—	32	—
Losses related to other economic hedge derivatives (advance / AFS(1)/ CO(2) swaps)	(51)	(431)	(44)	(152)

Total fair value gains (losses) related to economic hedge derivatives	(5,781)	(17,261)	24,407	(10,036)

Gains (losses) related to fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	(858)	2,001	(2,448)	2,180
Net gains on CO(2) bonds and associated hedges	1,052	60,933	59,954	67,032
Net gains (losses) on AFS(1) securities and associated hedges	—	3,250	(102)	4,140

Total fair value hedge ineffectiveness	194	66,184	57,404	73,352

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(2,312)	—	(2,983)	—
Gains on early extinguishment of debt	—	—	176	7,566
Realized gains on sales of AFS(1) securities	—	—	843	2,794
Impairment loss on AFS(1) security	—	(2,476)	—	(2,476)
Service fees	856	933	2,338	2,804
Other, net	1,476	576	4,717	3,493

Total other	20	(967)	5,091	14,181

Total other income	$14,386	$55,190	$180,369	$84,935

(1)	Available-for-sale

(2)	Consolidated obligations

The Bank’s trading securities consist solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans. The value of these investments increased during the three and nine months ended September 30, 2009 due largely to increasing stock prices.
The Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. Net interest income (expense) associated with these interest rate swaps totaled $5.9 million and $1.4 million during the three months ended September 30, 2009 and 2008, respectively, and $22.9 million and ($0.1 million) during the nine months ended September 30, 2009 and 2008, respectively. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged consolidated obligation discount notes and therefore can be a source of volatility in the Bank’s earnings. During the three months ended September 30, 2009 and 2008, the recorded fair value losses in the Bank’s discount note swaps were $1.0 million and $10.3 million, respectively. The recorded fair value losses in the Bank’s discount note swaps were $4.8 million and $13.1 million during the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the carrying values of the Bank’s stand-alone discount note swaps totaled $4.4 million, excluding net accrued interest receivable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of September 30, 2009, the Bank was a party to 11 interest rate basis swaps with an aggregate notional amount of $9.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the changes in the fair values of these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or spreads between these two indices, are volatile. The fair values of LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupon and the prevailing LIBOR rates at the valuation date. The recorded fair value changes in the Bank’s interest rate basis swaps were net gains (losses) of ($5.3 million) and ($5.8 million) for the three months ended September 30, 2009 and 2008, respectively, and $4.0 million and ($2.6 million) for the nine months ended September 30, 2009 and 2008, respectively. Net interest income associated with the Bank’s interest rate basis swaps totaled $7.6 million and $5.6 million for the three months ended September 30, 2009 and 2008, respectively, and $64.9 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $15.1 million, excluding net accrued interest receivable.
During the fourth quarter of 2008 and the first half of 2009, the Bank issued some consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses interest rate basis swaps (“federal funds floater swaps”) to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of September 30, 2009, the Bank’s federal funds floater swaps had an aggregate notional amount of $8.0 billion. The Bank accounts for these interest rate swaps as economic hedge derivatives. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupon and the prevailing rates at the valuation date. The recorded fair value changes in the federal funds floater swaps were net gains of $3.8 million and $19.7 million for the three and nine months ended September 30, 2009, respectively. Net interest income associated with these interest rate swaps totaled $6.2 million and $5.5 million for the three and nine months ended September 30, 2009, respectively. At September 30, 2009, the carrying values of the Bank’s federal funds floater swaps totaled $19.5 million, excluding net accrued interest receivable.
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

As discussed previously, to reduce the negative impact that rising rates could have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of September 30, 2009) entered into ten interest rate cap agreements having a total notional amount of $2.5 billion. The premiums paid for these caps totaled $26.7 million. Five stand-alone interest rate caps, with an aggregate notional amount of $1.25 billion, were purchased during the three months ended September 30, 2009; the premiums paid for these caps totaled $17.8 million. During this same period, one interest rate cap with a notional amount of $500 million was terminated. Proceeds from the termination totaled $0.2 million. In addition, six interest rate cap agreements with a notional amount of $1.75 billion expired during the first half of 2009. At September 30, 2009, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $26.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. The recorded fair value changes in the Bank’s stand-alone caps were gains (losses) of ($3.1 million) and $5.5 million for the three and nine months ended September 30, 2009, respectively, compared to gains (losses) of ($0.8 million) and $5.7 million for the corresponding periods in 2008.
During the first nine months of 2009 and 2008, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the nine months ended September 30, 2009 and 2008, the Bank repurchased $8.7 million and $3.6 billion, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $176,000 and $3,020,000 for the nine months ended September 30, 2009 and 2008, respectively. The Bank did not repurchase any of its consolidated obligations during the three months ended September 30, 2009 or 2008. In addition, during the three months ended March 31, 2008, the Bank transferred consolidated obligations with an aggregate par value of $450 million to two of the other FHLBanks. Additional consolidated obligations with a par value of $15 million were transferred to another FHLBank during the three months ended June 30, 2008. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with the other FHLBanks totaled $4,546,000 during the nine months ended September 30, 2008, respectively. No consolidated obligations were transferred to other FHLBanks during the nine months ended September 30, 2009 or the three months ended September 30, 2008.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. Prior to their sale or maturity, substantially all of the Bank’s available-for-sale securities were also hedged with interest rate swaps. These hedging relationships are (or were) designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $0.2 million and $66.2 million for the three months ended September 30, 2009 and 2008, respectively, and net gains of $57.4 million and $73.4 million for the nine months ended September 30, 2009 and 2008, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended September 30, 2009 and 2008, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in hedging relationships (excluding consolidated obligation bonds indexed to the daily federal funds rate) was ($51,000) and ($431,000), respectively. The change in fair value of these derivatives totaled ($44,000) and ($152,000) for the nine months ended September 30, 2009 and 2008, respectively.

As set forth in the table on page 73, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in the third quarter of 2008 as compared to the third quarter of 2009. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates increase dramatically between the reset date and the valuation date (as they did during the third quarter of 2008), discounting the lower coupon rate cash flows being paid on the floating rate leg at the prevailing higher rate until the swap’s next reset date can result in ineffectiveness-related gains that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. As of September 30, 2008, the Bank had $40.2 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. Between September 15, 2008 and September 30, 2008, three-month LIBOR rates increased by 123 basis points, from 2.82 percent to 4.05 percent, which resulted in ineffectiveness-related gains of $60.9 million and $67.0 million for the three and nine months ended September 30, 2008. Because the Bank typically holds its interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008, the Bank recognized ineffectiveness-related losses during that period of $122.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these net ineffectiveness-related losses of $61.5 million substantially reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the second and third quarters of 2009, resulting in significantly lower ineffectiveness-related gains during those periods. As of December 31, 2008, the Bank had $37.8 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. As a result of calls and maturities, the Bank’s consolidated obligation bonds in long-haul fair value hedging relationships had declined to $24.8 billion as of September 30, 2009.
Because the Bank has a much smaller balance of swapped assets than liabilities and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities during the third and fourth quarters of 2008 and the first quarter of 2009. As of September 30, 2008, the Bank had approximately $11.0 billion of its assets in fair value hedge relationships, of which $9.7 billion qualified for the short-cut method of accounting, in which an assumption can be made that the change in fair value of the hedged item exactly offsets the change in value of the related derivative. As of September 30, 2009, the Bank had approximately $11.3 billion of its assets in fair value hedge relationships, of which $9.8 billion qualified for the short-cut method of accounting.
For a discussion of the sale of an available-for-sale security and the other-than-temporary impairment losses on seven of the Bank’s held-to-maturity securities during the nine months ended September 30, 2009, see the section above entitled “Financial Condition — Long-Term Investments.”
In April 2008, the Bank sold available-for-sale securities with an amortized cost of $254.8 million. Proceeds from the sales totaled $257.6 million, resulting in gross realized gains of $2.8 million.
On October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. Proceeds from the sale totaled $56.5 million, resulting in a realized loss at the time of sale of $1.2 million. At September 30, 2008, the amortized cost of this asset exceeded its estimated fair value at that date by $2.5 million. Because the Bank did not have the intent as of September 30, 2008 to hold this available-for-sale security through to recovery of the unrealized loss, an other-than-temporary impairment was recognized in the third quarter of 2008 to write the security down to its estimated fair value of $57.5 million as of September 30, 2008.
In the table on page 73, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees which, for the three and nine months ended September 30, 2008, were partially offset by a $1.0 million charge to fully reserve amounts owed to the Bank by Lehman Brothers Special Financing, Inc. Letter of credit fees totaled $1.5 million for both the three months ended September 30,

2009 and 2008. During the nine months ended September 30, 2009 and 2008, letter of credit fees totaled $4.6 million and $4.3 million, respectively. At September 30, 2009, outstanding letters of credit totaled $4.5 billion.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency (previously the Finance Board) and the Office of Finance, totaled $23.9 million and $58.1 million for the three and nine months ended September 30, 2009, respectively, compared to $15.1 million and $46.8 million for the corresponding periods in 2008.
Compensation and benefits were $15.9 million and $34.2 million for the three and nine months ended September 30, 2009, respectively, compared to $8.1 million and $25.3 million for the corresponding periods in 2008. The increases of $7.8 million and $8.9 million, respectively, were due largely to a $7.5 million supplemental contribution made in the third quarter 2009 to the Pentegra Defined Benefit Plan for Financial Institutions, a multiemployer defined benefit plan in which the Bank participates. The remaining portion of the increases was due to increases in the Bank’s average headcount and cost-of-living and merit adjustments, partially offset by reductions in expenses associated with the Bank’s short-term incentive compensation plan. The Bank’s average headcount increased from 186 and 181 employees during the three and nine months ended September 30, 2008, respectively, to 191 employees during both of the corresponding periods in 2009. At September 30, 2009, the Bank employed 191 people. The decrease in short-term incentive compensation expense is attributable to lower anticipated goal achievement.
Other operating expenses for the three and nine months ended September 30, 2009 were $7.0 million and $20.7 million, respectively, compared to $6.1 million and $18.9 million, respectively, for the corresponding periods in 2008. The Bank’s financial support of the relief efforts relating to Hurricanes Gustav and Ike significantly impacted the Bank’s other operating expenses in the third quarter of 2008 and the first half of 2009. During the third quarter of 2008, the Bank made charitable donations of $0.5 million each to The Salvation Army and the American Red Cross. In addition, in late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. Approximately $2.6 million and $2.4 million of these funds were disbursed during the first half of 2009 and the fourth quarter of 2008, respectively.
The change in other operating expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was also impacted by costs associated with the Bank’s potential merger with the FHLBank of Chicago. From mid-2007 to April 2008, the Bank and the FHLBank of Chicago were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination. Further, during the nine months ended September 30, 2009, the Bank incurred $0.6 million of fees associated with two third-party models that are used in its periodic OTTI evaluations.
The remaining net increases of $1.9 million and $2.7 million for the three- and nine-month periods, respectively, were attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency (previously the Finance Board) and the Office of Finance. The Bank’s share of these expenses totaled $1.0 million and $3.2 million for the three and nine months ended September 30, 2009, respectively, compared to $0.9 million and $2.6 million for the corresponding periods in 2008.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended September 30, 2009 and 2008, the Bank’s AHP assessments totaled $2.0 million and $8.4 million, respectively. The Bank’s AHP assessments totaled $12.1 million and $16.4 million for the nine months ended September 30, 2009 and 2008, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended September 30, 2009 and 2008, the Bank charged $4.4 million and $18.8 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $27.1 million and $36.7 million for the nine months ended September 30, 2009 and 2008, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2008 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2009, except as discussed below.
Other-Than-Temporary Impairment Assessments
Effective January 1, 2009, the Bank adopted guidance that, among other things, revised the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity. The OTTI accounting guidance was issued by the FASB on April 9, 2009 and was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
For debt securities, the “ability and intent to hold” provision was eliminated in the OTTI accounting guidance, and impairment is now considered to be other than temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, the “probability” standard relating to the collectibility of cash flows was eliminated in the OTTI accounting guidance, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”).
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
In the case of its non-agency RMBS, the Bank employs third-party models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. In general, because the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment and the Bank believes its assumptions are reasonable. However, the use of different assumptions could impact the Bank’s conclusions as to whether an impairment is other than temporary as well as the amount of the credit portion of any impairment.

In addition to evaluating its non-agency RMBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings for the three months ended September 30, 2009. The results of that analysis are presented on page 60 of this report.
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
Regardless of whether an other-than-temporary impairment is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the non-credit portion is recognized in other comprehensive income, the estimation of fair values (discussed below) has a significant impact on the amount(s) of any impairment that is recorded.
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
Estimation of Fair Values
Prior to September 30, 2009, the Bank obtained non-binding fair value estimates from various dealers for its mortgage-backed securities (for each MBS, one dealer estimate was received). These dealer estimates were reviewed for reasonableness using the Bank’s pricing model and/or by comparing the dealer estimates to pricing service quotations or dealer estimates for similar securities.
During the third quarter of 2009, in an effort to achieve consistency among all FHLBanks, the 12 FHLBanks collectively developed a common methodology for estimating the fair values of MBS. Based on its analysis, the Bank concluded that this common methodology (discussed below) would produce measurements that were equally representative of fair value and, accordingly, the Bank adopted the methodology effective September 30, 2009.

The Bank’s new valuation technique incorporates prices from up to four designated third-party pricing vendors when available. A price is established for each MBS using a formula that is based upon the number of prices received (i.e., if four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation). The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence exists that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information, are subject to further analysis including comparison to the prices for similar securities and/or to non-binding dealer estimates. As of September 30, 2009, four vendor prices were received for substantially all of the Bank’s MBS holdings. This change in valuation technique did not have a significant impact on the estimated fair values of the Bank’s mortgage-backed securities as of September 30, 2009.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes. Overnight federal funds typically comprise the large majority of the portfolio. At September 30, 2009, the Bank’s short-term liquidity portfolio was comprised of $3.3 billion of overnight federal funds sold to domestic counterparties and $1.2 billion of non-interest bearing excess cash balances maintained at the Federal Reserve Bank of Dallas.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. Historically, the FHLBanks have issued debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to this market as needed during the business day to acquire funds to meet its needs. However, beginning in the second half of 2008, market conditions reduced investor demand for long-term debt issued by the FHLBanks, which led to substantially increased costs and significantly reduced availability of this funding source. At the same time, demand increased for short-term, high-quality assets such as FHLBank discount notes and short-term bonds. As a result, the Bank relied more heavily on the issuance of discount notes and short-term bullet and floating-rate bonds in order to meet its funding needs during the first half of 2009. The FHLBanks’ access to debt with a wider range of maturities, and the pricing of those bonds, improved somewhat during the latter part of the second quarter and the third quarter of 2009. Accordingly, the Bank has gradually increased its issuance of callable and longer-dated bonds during recent months.
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
In addition to the funding sources described above, on September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical lending agreements with the Treasury in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The HER Act provided the Treasury with the authority to establish the GSECF, which is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Under these lending agreements, any extensions of credit by the Treasury to one or more of the FHLBanks would be the joint and several obligations of all 12 of the FHLBanks and would be consolidated obligations (issued through the Office of Finance) pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966), as successor to the Finance Board. Loans under the agreements, if any, would be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The lending agreements terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date. For more information on the GSECF, see Item 1 — Business — Legislative and Regulatory Developments in the Bank’s 2008 10-K. To date, none of the FHLBanks have borrowed under the GSECF.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Bank assumed consolidated obligation bonds from the FHLBank of Seattle with a par value of $135.9 million.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2009, the Bank’s estimated operational liquidity requirement was $1.8 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $12.3 billion.

The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2009, the Bank’s estimated contingent liquidity requirement was $5.7 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.7 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2008 is provided in the Bank’s 2008 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2009.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition — Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2008 10-K. At September 30, 2009, the Bank’s total risk-based capital requirement was $482.6 million, comprised of credit risk, market risk and operations risk capital requirements of $163.0 million, $208.2 million and $111.4 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at September 30, 2009 or December 31, 2008. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2009, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2009 and December 31, 2008.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Risk-based capital	$483	$2,935	$930	$3,530

Total capital	$2,690	$2,935	$3,157	$3,530
Total capital-to-assets ratio	4.00%	4.36%	4.00%	4.47%

Leverage capital	$3,363	$4,403	$3,947	$5,295
Leverage capital-to-assets ratio	5.00%	6.55%	5.00%	6.71%
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.10 percent, higher than the 4.00 percent ratio required under the Finance Agency’s capital rules. At all times during the nine months ended September 30, 2009, the Bank was in compliance with its operating target capital ratio.
Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
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
The terms of member advances, investment securities, and consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of derivative financial instruments, primarily interest rate swaps and caps, to manage the risk arising from these sources.

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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As discussed in more detail below, this risk metric exceeded the Bank’s policy limit at five month-ends during the nine months ended September 30, 2009 due in part to factors other than interest rate risk.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under generally accepted accounting principles. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on estimated current market prices, which reflect significant discounts, the majority of which the Bank believes are related to credit concerns and a lack of market liquidity rather than the level and relationships between interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, excess REFCORP contributions, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2008 through September 2009. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points		Up 100 Basis Points(1)		Down 100 Basis Points
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(2)	of Equity	Base Case	of Equity	Base Case(2)	of Equity	Base Case
December 2008	2.635	2.093	-20.57%	*	*	2.391	-9.26%	*	*

January 2009	2.525	2.089	-17.27%	*	*	2.312	-8.44%	*	*
February 2009	2.552	2.154	-15.60%	*	*	2.352	-7.84%	*	*
March 2009	2.685	2.304	-14.19%	*	*	2.513	-6.41%	*	*

April 2009	2.606	2.264	-13.12%	*	*	2.449	-6.02%	*	*
May 2009	2.558	2.165	-15.36%	*	*	2.367	-7.47%	*	*
June 2009	2.713	2.246	-17.21%	*	*	2.492	-8.15%	*	*

July 2009	2.545	2.119	-16.74%	*	*	2.350	-7.66%	*	*
August 2009	2.793	2.412	-13.64%	*	*	2.623	-6.09%	*	*
September 2009	2.842	2.452	-13.72%	*	*	2.667	-6.16%	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 100 and 200 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous + 100 and + 200 basis point parallel shifts in interest rates.

(2)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the percentage decrease in the estimated market value of equity exceeded the Bank’s policy limit of 15 percent on December 31, 2008, January 31, 2009, February 28, 2009, May 31, 2009, June 30, 2009 and July 31, 2009, and remained relatively high compared to historical levels, but within the policy limit, as of March 31, 2009, April 30, 2009, August 31, 2009 and September 30, 2009. The Bank’s estimated market value of equity was somewhat less sensitive to large changes in interest rates at September 30, 2009 than at December 31, 2008. This reduced sensitivity is primarily attributable to modest improvements in financial market conditions.
The ongoing elevated level of sensitivity of the Bank’s estimated market value of equity to changes in interest rates, which is also reflected by a relatively high estimated duration of equity as shown in the table below, is primarily attributable to low estimated values for the Bank’s MBS, and the related sensitivity of the estimated value of the Bank’s MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a fixed spread to one-month LIBOR, the estimated market value of these securities remains sensitive to changes in interest rates due to the combination of low estimated base case market values, historically wide market spreads for similar securities versus their repricing index, the low absolute level of short-term interest rates, increases in the sensitivity of estimated prepayments, and the corresponding sensitivity in market value related to the timing of the recapture of discounts in the value of embedded coupon caps to changes in interest rates.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2008 through September 2009.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100(1)	Up 200(1)	Down 100	Down 200
December 2008	0.56	(0.37)	0.19	6.36	13.42	14.38	*	*

January 2009	0.58	(0.36)	0.22	7.04	10.31	10.52	*	*
February 2009	0.55	(0.33)	0.22	6.78	8.89	9.06	*	*
March 2009	0.52	(0.35)	0.17	4.64	8.42	9.00	*	*

April 2009	0.53	(0.34)	0.19	5.24	8.31	9.08	*	*
May 2009	0.53	(0.30)	0.23	6.57	8.87	9.69	*	*
June 2009	0.58	(0.30)	0.28	7.53	9.76	11.88	*	*

July 2009	0.58	(0.33)	0.25	7.04	10.21	12.39	*	*
August 2009	0.52	(0.33)	0.19	5.04	7.74	9.67	*	*
September 2009	0.53	(0.33)	0.20	5.15	7.91	9.54	*	*

*	Due to the low interest rate environments that existed during these time periods, the down 100 and 200 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous + 100 and + 200 basis point parallel shifts in interest rates.
As shown above, the Bank’s duration of equity decreased from 6.36 years at December 31, 2008 to 5.15 years at September 30, 2009, indicating that the Bank’s market value of equity is less sensitive to changes in interest rates at September 30, 2009. This contraction is due primarily to modest improvements in financial market conditions.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, for the 10-year maturity point key rate duration, the Bank has established a separate limit of 15 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month end during the nine months ended September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Bank’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Bank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the Bank in the reports that it files or furnishes under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information required to be disclosed by the Bank in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the Bank’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
Update to Disclosure in Our 2008 10-K
Due to the adverse change in actual and expected future home prices during the first nine months of 2009, our other-than-temporary impairment analysis as of September 30, 2009 indicated that it is likely that we will not fully recover the amortized cost bases of seven of our non-agency RMBS holdings and, accordingly, these securities were deemed to be other-than-temporarily impaired at that date.
On April 9, 2009, the Financial Accounting Standards Board issued guidance regarding the recognition and reporting requirements for other-than-temporary impairments of debt securities. This guidance, which we early adopted effective January 1, 2009, is applicable to our investments in non-agency RMBS. Under this new guidance, a credit loss exists and an impairment is considered to be other than temporary if the present value of cash flows expected to be collected from a debt security is less than the amortized cost basis of that security. In instances in which a determination is made that a credit loss exists but an entity does not intend to sell an impaired debt security and it is not more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
Because we do not intend to sell these seven investments and it is not more likely than not that we will be required to sell the investments before recovery of our remaining amortized cost bases (that is, our previous amortized cost basis less the current period credit loss for each security), the amount of the total other-than-temporary impairments related to the credit losses was recognized in earnings and the amount of the total other-than-temporary impairments related to all other factors (i.e., the non-credit component) was recognized in other comprehensive income for the nine months ended September 30, 2009. The credit and non-credit components of the total other-than-temporary impairments recognized during the nine months ended September 30, 2009 totaled $2,983,000 and $76,959,000, respectively.
If the actual and/or projected performance of the loans underlying our non-agency RMBS deteriorates beyond our current expectations, we could experience further losses on these seven securities as well as losses on our other RMBS investments, which would negatively impact our results of operations and financial condition.
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
Disclosure Provided in Our 2008 10-K
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
On December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), our largest borrower and shareholder as of December 31, 2008. Outstanding advances to Wachovia were $22.3 billion at December 31, 2008, which represented 37.0 percent of our total outstanding advances as of that date. We are currently unable to predict whether Wells Fargo & Company (headquartered in the Eleventh District of the FHLBank System) will maintain Wachovia’s Ninth District charter and, if so, to what extent, if any, it may alter Wachovia’s relationship with us. If Wachovia’s membership in the Bank was terminated and its advances were repaid, we would be negatively impacted. For a more complete discussion of the potential impact that this proposed acquisition could have on us, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances in our 2008 10-K.
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
Update to Disclosure in Our 2008 10-K
As of October 31, 2009, advances outstanding to Wachovia totaled $18.2 billion. On November 1, 2009, Wachovia’s thrift charter was converted to a national bank charter with the name Wells Fargo Bank South, National Association (“Wells Fargo Bank South”). Wells Fargo & Company (“Wells Fargo”) then merged Wells Fargo Bank South into an out-of-district national bank affiliate, Wells Fargo Bank South Central, National Association (“WFSC”). WFSC retained the main office of Wells Fargo Bank South in Houston, Texas as its main office. On November 2, 2009, WFSC applied for membership in the Bank and its application is currently being reviewed. While this series of events indicates that Wells Fargo intends to maintain a membership relationship with the Bank, we are currently unable to predict whether WFSC will alter its predecessor’s borrowing relationship with us.

Changes in the regulatory environment could negatively impact our operations and financial results and condition.
Disclosure Provided in Our 2008 10-K
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008. This legislation established the Finance Agency, a new independent agency in the executive branch of the United States Government with responsibility for regulating us. In addition, the legislation made a number of other changes that will affect our activities. Immediately upon enactment of the legislation, all regulations, orders, directives and determinations issued by the Finance Board transferred to the Finance Agency and remain in force unless modified, terminated or set aside by the new regulatory agency. Additionally, the Finance Agency succeeded to all of the discretionary authority possessed by the Finance Board. The legislation calls for the Finance Agency to issue a number of regulations, orders and reports. The Finance Agency has issued regulations regarding certain provisions of the legislation, some of which are subject to public comments and may change. As a result, the full effect of this legislation on our activities will become known only after the Finance Agency’s required regulations, orders and reports are issued and finalized. For a more complete discussion of this legislation and its impact on us, see Item 1 — Business — Legislative and Regulatory Developments in our 2008 10-K.
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
Update to Disclosure in Our 2008 10-K
On June 30, 2009, the Securities and Exchange Commission (“SEC”) released proposed amendments to its rules promulgated under the Investment Company Act of 1940, which govern money market funds. The proposed amendments would, among other things, require money market funds to maintain a portion of their portfolios in instruments that can be readily converted to cash, reduce the weighted average maturity of their portfolio holdings, and limit such funds to investing in the highest quality portfolio securities. If adopted in their current form, the proposed amendments would limit a money market fund’s ability to invest in FHLBank consolidated obligations. Traditionally, money market funds have been significant investors in FHLBank consolidated obligations. Any limitations that significantly reduce their demand for FHLBank consolidated obligations could adversely affect our ability to issue consolidated obligations on favorable terms, thereby adversely affecting our cost of funds, which, in turn, could negatively affect our financial condition and results of operations.
Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies.
Disclosure Provided in Our 2008 10-K
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
Update to Disclosure in Our 2008 10-K
In October 2009, the House Financial Services Committee and the House Agriculture Committee each approved bills that would require the comprehensive regulation of the over-the-counter (“OTC”) derivatives market. Among other things, both versions of the proposed legislation would require that all standardized swap transactions entered into by dealers or large market participants would have to be cleared and traded on an exchange or electronic platform. Swap transactions that are not cleared would be reported to either a swap repository or if there is no repository that accepts the swaps, to the Commodity Futures Trading Commission (“CFTC”). Rulemaking authority would be held jointly by the CFTC and the SEC. Currently, all of the derivatives we use to manage our interest rate risk are negotiated in the OTC market. If enacted, it is possible that this legislation could increase our hedging costs and diminish our ability to customize derivatives to meet our hedging needs. The full House has not yet taken action on either bill and similar legislation has not been introduced in the Senate to date. The content of any legislation that might be enacted into law (and therefore its impact on us) cannot be determined at this time.
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

Federal Home Loan Bank of Dallas
November 12, 2009	By	/s/ Michael Sims
Date		Michael Sims
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 12, 2009	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.