Form 10-K
period 2009-12-31
Federal Home Loan Bank of Dallas
filed 2010-03-25
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, including area code: (214) 441-8500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class B Capital Stock, $100 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 28, 2010, the registrant had 24,894,275 shares of its capital stock outstanding. As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.907 billion.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. All 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the United States Government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the favorable rates generally available to GSEs. The FHLBanks’ consolidated debt obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Individually, the Bank has received a deposit rating of Aaa/P-1 from Moody’s and a long-term counterparty credit rating of AAA/A-1+ from S&P. Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Board adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on “About FHLB Dallas,” then “Financial Reports” and then “SEC Filings.”
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which includes Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2009, 2008 and 2007.
MEMBERSHIP SUMMARY

	December 31,
	2009	2008	2007
Commercial banks	753	759	736
Thrifts	85	85	86
Credit unions	65	60	48
Insurance companies	20	19	16

Total members	923	923	886

Housing associates	8	8	8
Non-member borrowers	12	13	15

Total	943	944	909

Community Financial Institutions (“CFIs”) (1)	788	796	742

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2009, 2008 and 2007 based upon the definitions of CFIs that applied as of those dates.

As of December 31, 2009, approximately 85 percent of the Bank’s members were CFIs, which are defined by the HER Act to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. Prior to enactment of the HER Act on July 30, 2008, CFIs were defined by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) to include all FDIC-insured institutions with average total assets over the three prior years of less than $500 million, as adjusted annually for inflation since 1999. For 2009, CFIs were FDIC-insured institutions with average total assets as of December 31, 2008, 2007 and 2006 of less than $1.011 billion. For the period from January 1, 2008 through July 29, 2008, CFIs were FDIC-insured institutions with average total assets as of December 31, 2007, 2006 and 2005 of less than $625 million. For the period from July 30, 2008 through December 31, 2008, CFIs were FDIC-insured institutions with average total assets as of December 31, 2007, 2006 and 2005 of less than $1.0 billion. In 2007, the average total asset ceiling for CFI designation was $599 million. For 2010, CFIs are FDIC-insured institutions with average total assets as of December 31, 2009, 2008 and 2007 of less than $1.029 billion.
As of December 31, 2009, 2008 and 2007, approximately 63.5 percent, 67.9 percent and 64.9 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances held by those former members and former members who have withdrawn from membership but that continue to have advances outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances until the time when those advances have been repaid. The Bank may elect to repurchase excess stock of non-members before the applicable stock redemption period has expired. During the period that their advances remain outstanding, non-member borrowers may not request new advances, nor are they permitted to extend or renew the assumed advances.
The Bank’s membership includes the majority of institutions in its district that are eligible to become members. Eligible non-members are primarily smaller institutions that have thus far elected not to join the Bank. For this reason, the Bank does not currently anticipate that a substantial number of additional institutions will become members. Institutions can, and sometimes do, relocate their charters from one FHLBank district to another FHLBank district. In February 2008, Comerica Bank, which had recently relocated its charter to the Ninth District, became a member of the Bank. As of December 31, 2009 and 2008, Comerica Bank had outstanding advances of $6.0 billion and $8.0 billion, respectively, and was the Bank’s second largest borrower and shareholder at both of those dates.
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

Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2009, 2008 and 2007, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2009	2008	2007
Advances (including prepayment fees)	79.4%	79.2%	73.2%
Investments	18.6	19.8	25.7
Mortgage loans held for portfolio and other	2.0	1.0	1.1

Total	100.0%	100.0%	100.0%

Total interest income (in thousands)	$837,464	$2,294,736	$2,886,482

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
Fixed rate, fixed term advances. The Bank offers fixed rate, fixed term advances with maturities ranging from overnight to 20 years, and with maturities as long as 30 years for Community Investment advances. Interest is generally paid monthly and principal repaid at maturity for fixed rate, fixed term advances.
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

The Bank manages the interest rate and option risk of advances through the use of a variety of debt and derivative instruments. Members are required by statute and regulation to use the proceeds of advances with an original term to maturity of greater than five years to purchase or fund new or existing residential housing finance assets which, for CFIs, are defined by statute and regulation to include small business, small farm and small agribusiness loans, loans for community development activities (subject to the Finance Agency’s requirements as described below) and securities representing a whole interest in such loans.
The Bank prices its credit products with the objective of providing benefits of membership that are greatest for those members that use the Bank’s products most actively, while maintaining sufficient profitability to pay dividends at a rate that makes members financially indifferent to holding the Bank’s capital stock and that will allow the Bank to increase its retained earnings over time. Generally, that set of objectives results in small mark-ups over the Bank’s cost of funds for its advances and dividends on capital stock at rates that have for the last several years equaled the periodic average effective federal funds rate. In keeping with its cooperative philosophy, the Bank provides equal pricing for advances to all members regardless of asset or transaction size, charter type, or geographic location.
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure members’ advances and other extensions of credit. The Bank has not suffered any credit losses on advances in its 77-year history. In accordance with the Bank’s capital plan, members and former members must hold Class B capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
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
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. The HER Act added secured loans for community development activities as a new type of eligible collateral for CFIs. To the extent secured loans for community development activities represent a new class of collateral that the Bank has not previously accepted, the Bank is required to seek the Finance Agency’s approval prior to accepting that collateral. At December 31, 2009 and 2008, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $3.8 billion and $4.6 billion, respectively, which represented approximately 7.3 percent and 7.0 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
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
The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are only permitted to borrow against the eligible collateral that is delivered to the Bank, and insurance companies generally only grant a security interest in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.
As of December 31, 2009, 699 of the Bank’s borrowers/potential borrowers with a total of $23.8 billion in outstanding advances were on blanket lien status, 26 borrowers/potential borrowers with $18.6 billion in outstanding advances were on specific collateral only status and 218 borrowers/potential borrowers with $4.5 billion in outstanding advances were on custody status.
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
Finance Agency regulations require the Bank to establish a formula for and to charge a prepayment fee on an advance that is repaid prior to maturity in an amount sufficient to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its scheduled maturity date. Currently, these fees are generally calculated as the present value of the difference (if positive) between the interest rate on the prepaid advance and the then-current market yield for a U.S. agency security for the remaining term to maturity of the repaid advance. During the years ended December 31, 2009, 2008 and 2007, the Bank collected net prepayment fees of $14.2 million, $6.8 million and $2.3 million, respectively.
As of December 31, 2009, the Bank’s outstanding advances (at par value) totaled $46.9 billion. As of that date, advances outstanding to the Bank’s ten largest borrowers represented 64.2 percent of the Bank’s total outstanding advances. Advances to the Bank’s two largest borrowers represented 51.7 percent of the Bank’s total outstanding advances. Individually, advances to the Bank’s two largest borrowers represented 38.9 percent (Wells Fargo Bank South Central, National Association) and 12.8 percent (Comerica Bank) of the total advances outstanding as of December 31, 2009.
Effective December 31, 2008, Wells Fargo & Company (NYSE:WFC) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), the Bank’s largest borrower and shareholder. Wells Fargo & Company (“Wells Fargo”) is headquartered in the Eleventh District of the FHLBank System and affiliates of Wells Fargo have historically maintained charters in the Fourth, Eighth, Eleventh and Twelfth Districts of the FHLBank System, which are served by the FHLBanks of Atlanta, Des Moines, San Francisco and Seattle, respectively. On November 1, 2009, Wachovia’s thrift charter was converted to a national bank charter with the name Wells Fargo Bank South, National Association (“Wells Fargo Bank South”). Wells Fargo then merged Wells Fargo Bank South into an out-of-district national bank affiliate, Wells Fargo Bank South Central, National Association (“WFSC”). WFSC retained the main office of Wells Fargo Bank South in Houston, Texas as its main office. On November 2, 2009, WFSC applied for membership in the Bank and its application was approved on December 30, 2009. During the years ended December 31, 2009, 2008 and 2007, Wachovia/WFSC accounted for 29.7 percent, 38.6 percent and 37.2 percent, respectively, of the Bank’s total interest income from advances.
For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances, and may be made at the Bank’s cost of funds or, in certain circumstances for specified purposes, below its cost of funds. The Bank currently prices CICA advances at interest rates that are approximately 15 basis points lower than rates on comparable advances made outside the program. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2009, advances outstanding under the CICA program totaled approximately $703 million, representing approximately 1.5 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit must be fully collateralized as though they were funded advances. During the years ended December 31, 2009, 2008 and 2007, letter of credit fees earned by the Bank totaled approximately $6.1 million, $6.0 million and $4.1 million, respectively.
Affordable Housing Program (“AHP”). The Bank offers an AHP as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low-income households. The calculation of the amount to be set aside is further discussed below in the section entitled “REFCORP and AHP Assessments.” Historically, the Bank has conducted two competitive application processes each year to allocate the AHP funds set aside from the prior year’s earnings; beginning in 2010, the Bank will only conduct one competitive application process. Applications submitted by Bank members and their community partners during these funding rounds are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services. In the aggregate, correspondent banking and collateral services generated fee income for the Bank of $3.1 million, $3.5 million and $3.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.
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
Interest Rate Swaps, Caps and Floors. On July 1, 2008, the Bank began offering interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2009 and 2008, the total notional amount of interest rate exchange agreements with members totaled $12.1 million and $3.5 million, respectively.
Standby Bond Purchase Agreements. In October 2009, the Bank received approval from the Finance Agency to begin offering standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a housing authority’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank would be specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank would reserve the right to sell any bonds it purchased at any time, subject to any conditions the Bank might agree to in the standby bond purchase agreement. To date, the Bank has not entered into any standby bond purchase agreements.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs. In addition, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, the Bank is required to meet certain regulatory liquidity requirements. To ensure the availability of funds to meet members’ credit needs and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term, unsecured investments issued by highly rated institutions, including overnight federal funds and, on occasion, short-term commercial paper. At December 31, 2009, the Bank’s short-term investments were comprised solely of $2.1 billion of overnight federal funds sold to domestic counterparties.
To enhance interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities (“MBS”) issued by United States government agencies or government-sponsored enterprises (e.g., Fannie Mae and Freddie Mac), non-agency (or private label) residential and commercial MBS, and non-MBS investments either guaranteed by the United States government or issued by state housing agencies. The interest rate and prepayment risk inherent in the MBS is managed though a variety of debt and interest rate derivative instruments. As of December 31, 2009 and 2008, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2009		2008
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Government-sponsored enterprise MBS	$10,838	94.3%	$10,729	90.7%
Non-agency residential MBS	511	4.5	677	5.7
Non-agency commercial MBS	56	0.5	327	2.8
Other	86	0.7	98	0.8

Total	$11,491	100.0%	$11,831	100.0%

The Bank’s non-agency residential MBS (“RMBS”) are collateralized by whole mortgage loans that generally do not conform to government-sponsored agency pooling requirements and its non-agency commercial MBS (“CMBS”) are collateralized by loans secured by commercial real estate. The Bank’s non-agency MBS investments are all self-insured by a senior/subordinate structure in which the subordinate classes of securities provide credit support for the most senior class of securities, an interest in which is owned by the Bank. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the most senior class of securities would experience any credit losses. If the Bank’s cash flow analyses indicate that it is likely to incur a credit loss on a security, the Bank records an other-than-temporary impairment loss in the period in which the expected credit loss is identified. For discussion of the accounting for other-than-temporary impairments of debt securities, see Note 1 to the Bank’s audited financial statements included in this report.

In addition to purchasing securities that were structured to provide the type of credit enhancement discussed above, the Bank further attempted to reduce the credit risk of its non-agency MBS by purchasing securities with other risk-reducing attributes. For instance, the Bank purchased RMBS backed by loan pools that featured a high percentage of relatively small loans, a high percentage of owner-occupied properties, and relatively low loan-to-value ratios. When purchasing CMBS, the Bank generally acquired securities backed by relatively small and geographically diverse loans, diverse loan types and high debt service coverage ratios. None of the Bank’s investments in non-agency MBS are insured by third party bond insurers. The risk of future credit losses is also mitigated to some extent by the seasoning of the loans underlying the Bank’s non-agency securities. Except for a single security issued in 2006, all of the Bank’s RMBS were issued in 2005 or before. All of the Bank’s CMBS were issued in 2000. Despite the recent deterioration in the real estate markets, these risk mitigation strategies have to date helped limit the number of non-agency MBS the Bank has classified as other-than-temporarily impaired and the amount of credit losses associated with those securities. For further discussion and analysis of the Bank’s non-agency MBS, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Long-Term Investments.
Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital as of the prior month end. On March 24, 2008, the Board of Directors of the Finance Board authorized each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The authorization required, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including collateralized mortgage obligations (“CMOs”) or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
The Bank’s expanded investment authority granted by this authorization is scheduled to expire on March 31, 2010, after which the Bank may not purchase additional mortgage securities if such purchases would cause the aggregate book value of its MBS holdings to exceed an amount equal to 300 percent of its total capital provided, however, that the expiration of the expanded investment authority will not require the Bank to sell any agency mortgage securities it had purchased in accordance with the terms of the resolution. The Bank has submitted a request to the Finance Agency seeking to maintain its investment authority at an amount equal to 400 percent of its total regulatory capital for a period up to an additional three years. The Bank is unable to predict whether the Finance Agency will approve this request.
In addition, Finance Agency policy and regulations limit non-MBS obligations of any single government-sponsored agency to 100 percent of the Bank’s total capital as of the prior month end at the time new investments are made.
In accordance with Finance Agency policy and regulations, total capital for purposes of determining the Bank’s MBS and non-MBS investment limitations excludes accumulated other comprehensive income (loss) and includes all amounts paid in for the Bank’s capital stock regardless of accounting classification (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Bank is not required to sell or otherwise reduce any investments that exceed these regulatory limits due to reductions in capital or changes in value after the investments are made, but it is precluded from making additional investments that exceed these limits.

The Bank has historically attempted to maintain its investments in MBS close to the regulatory dollar limit. While the Finance Agency has established limits with respect to the types and structural characteristics of the FHLBanks’ MBS investments, the Bank has generally adhered to a more conservative set of guidelines. In certain cases, the Bank uses interest rate derivatives to manage prepayment risks and other options embedded in the MBS that it acquires.
Finance Agency regulations include a variety of restrictions and limitations on the FHLBanks’ investment activities, including limits on the types, amounts, and maturities of unsecured investments in private issuers. Finance Agency rules and regulations also prohibit the Bank from investing in certain types of securities, including:
•	instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;
•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;
•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;
•	whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized Acquired Member Assets program such as the Mortgage Partnership Finance® Program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from an NRSRO; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;
•	non-U.S. dollar denominated securities;
•	interest-only or principal-only stripped MBS;
•	residual-interest or interest-accrual classes of CMOs and real estate mortgage investment conduits; and
•	fixed rate MBS or floating rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than 6 years under an assumed instantaneous interest rate change of 300 basis points.
Acquired Member Assets (“AMA”)
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
As of December 31, 2009, MPF loans held for portfolio (net of allowance for credit losses) were $260 million, representing approximately 0.4 percent of the Bank’s total assets. As of December 31, 2008 and 2007, MPF loans held for portfolio (net of allowance for credit losses) represented approximately 0.4 percent and 0.6 percent, respectively, of the Bank’s total assets.
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

Consolidated obligation bonds satisfy long-term funding needs. Typically, the maturities of these securities range from 1 to 20 years, but their maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be fixed or variable rate and may be callable or non-callable.
Consolidated obligation bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The Bank receives 100 percent of the proceeds of bonds issued through direct negotiation with underwriters of System debt when it is the sole primary obligor on consolidated obligation bonds. When the Bank and one or more other FHLBanks jointly agree to the issuance of bonds directly negotiated with underwriters, the Bank receives the portion of the proceeds of the bonds agreed upon with the other FHLBanks; in those cases, the Bank is the primary obligor for a pro rata portion of the bonds based on the proceeds it receives. In these cases, the Bank records on its balance sheet only that portion of the bonds for which it is the primary obligor. The majority of the Bank’s consolidated obligation bond issuance has been conducted through direct negotiation with underwriters of System debt, and a majority of that issuance has been without participation by the other FHLBanks.
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 92 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.

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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the Bank assumed consolidated obligations from other FHLBanks with par amounts of $136 million and $323 million, respectively.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the Bank transferred consolidated obligations with an aggregate par amount of $465 million and $461 million, respectively, to other FHLBanks.
At December 31, 2009, the Bank was the primary obligor on $59.9 billion of consolidated obligations (at par value), of which $51.2 billion were consolidated obligation bonds and $8.7 billion were consolidated obligation discount notes.
Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been transferred/assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the 12 FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at December 31, 2009). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
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

According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $931 billion, $1.252 trillion and $1.190 trillion in consolidated obligations outstanding at December 31, 2009, 2008 and 2007, respectively. The Bank was the primary obligor on $59.9 billion, $72.9 billion and $57.0 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the United States Government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the United States Government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2009, 2008 and 2007, the Bank had eligible assets free from pledge of $64.7 billion, $78.8 billion and $62.9 billion, respectively, compared to its participation in outstanding consolidated obligations of $59.9 billion, $72.9 billion and $57.0 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2009, 2008 and 2007.
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
The Office of Finance is currently overseen by a board of directors that consists of three part-time members appointed by the Finance Agency. Under current Finance Agency regulations, two of these members are presidents of FHLBanks and the third is a private citizen of the United States with a demonstrated expertise in financial markets. The private citizen member of the board also serves as its Chairman. The Bank’s President and Chief

Executive Officer has served as a director of the Office of Finance since April 1, 2003 and is currently serving a third three-year term that is scheduled to expire on March 31, 2012. (For a discussion of proposed changes to the composition of the Board of Directors of the Office of Finance and certain of its duties and responsibilities, see the section below entitled “Legislative and Regulatory Developments — Other Regulatory Developments — Office of Finance.”)
One of the responsibilities of the Board of Directors of the Office of Finance is to establish policies regarding consolidated obligations to ensure that, among other things, such obligations are issued efficiently and at the lowest all-in funding costs for the FHLBanks over time consistent with prudent risk management practices and other market and regulatory factors.
The Finance Agency has regulatory oversight and enforcement authority over the Office of Finance and its directors and officers generally to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the expenses of the Office of Finance, which are shared on a pro rata basis with one-third based on each FHLBank’s total outstanding capital stock (as of the prior month-end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s total debt issuance (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end).
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
In addition, as discussed in the section above entitled “Products and Services,” in 2008 the Bank began offering interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties.
For further discussion of interest rate exchange agreements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivatives and Hedging Activities.
Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Historically, sources of wholesale funds for its members have included unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements and deposits issued into the brokered certificate of deposits market. The availability of funds through these wholesale funding sources can vary from time to time as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. The availability of these alternative private funding sources could significantly influence the demand for the Bank’s advances. More recently, the Bank’s members have also had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the United States Department of the Treasury (“the Treasury”) and the FDIC as part of their efforts to support the financial markets during the recent period of market disruption. These liquidity facilities included the Term Auction Facility (TAF), the Temporary Liquidity Guarantee Program (TLGP), which included both the Debt Guarantee Program and the Transaction Account Guarantee Program, and the increase in the FDIC deposit insurance limit. The availability of these programs to members contributed to a decline in members’ demand for advances from the Bank, particularly in the early part of 2009. TLGP and TAF are currently scheduled to expire in 2010. The increase in the FDIC deposit insurance limit is scheduled to expire on most accounts in 2013. Prior to their expiration and depending upon factors such as their relative cost, these programs could continue to influence demand for the Bank’s advances. The Bank competes against other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, collateral requirements, and the flexibility desired by the member when structuring the liability.
As a debt issuer, the Bank competes with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised in the national and global debt markets. In the second half of 2008 and early 2009 when the credit market disruption was particularly acute, certain events combined to limit investor demand for longer term debt securities, including FHLBank consolidated obligation bonds, and to stimulate demand for high quality short-term debt instruments such as U.S. Treasury Bills and FHLBank consolidated obligation discount notes. These events included, but were not limited to, combinations of large commercial banking and investment banking firms and initiatives by the U.S. and other governments to provide at least temporary support for the credit markets. Since none of the Bank’s debt is, directly or indirectly, guaranteed by the U.S. government, investor preferences for securities other entities may issue that are guaranteed by the U.S. government could materially limit their demand for the Bank’s debt. In this case, increases in the supply of such competing debt products could, in the absence of increases in demand, result in higher debt costs for the FHLBanks. Although investor demand for FHLBank debt was sufficient to meet the Bank’s funding needs throughout the recent credit market disruption and the Bank’s access to debt with a wider range of maturities, and the pricing of those bonds, improved somewhat during the second half of 2009 and early 2010, there can be no assurance that this will continue to be the case.
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
The Bank’s capital stock is not publicly traded and it may be issued, repurchased, redeemed and, with the prior approval of the Bank, transferred only at its par value. In addition, the Bank’s capital stock may only be issued to and held by members of the Bank or by former members of the Bank or institutions that acquire members of the Bank and that retain stock in accordance with the Bank’s capital plan. For more information about the Bank’s capital stock, see Item 11 - Description of Registrant’s Securities to be Registered in the Bank’s Amended Registration Statement on Form 10 filed with the SEC on April 14, 2006 (the “Amended Form 10”). For more information about the Bank’s minimum capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.
Retained Earnings. In August 2003, the Finance Board issued a directive that encouraged all 12 FHLBanks to establish retained earnings targets and to specify the priority for increasing retained earnings relative to paying dividends. On February 27, 2004, the Bank’s Board of Directors adopted a retained earnings policy. Currently, the policy calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified accounting or economic losses due to specified interest rate, credit and operations risks. The Bank’s Board of Directors reviews the Bank’s retained earnings targets at least annually under an analytic framework that takes into account sources of potential realized and unrealized losses, including potential loss distributions for each, and revises the targets as appropriate. The Bank’s current retained earnings policy target is described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Retained Earnings and Dividends.
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
The Bank defines its “core earnings” as earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments related to derivatives and hedging activities (except for net interest payments associated with the derivatives); and (5) realized gains and losses associated with early terminations of derivative transactions. Because the Bank’s core earnings generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Legislative and Regulatory Developments
Housing and Economic Recovery Act
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008. As more fully discussed below, among other things, this legislation:

•	established the Finance Agency effective on the date of enactment of the HER Act to regulate (i) Fannie Mae and Freddie Mac (collectively, the “Enterprises”), (ii) the FHLBanks (together with the Enterprises, the “Regulated Entities”) and (iii) the Office of Finance;
•	eliminated the Office of Federal Housing Enterprise Oversight (“OFHEO”) and the Finance Board no later than one year after enactment and restricted their activities during such period to those necessary to wind up their affairs (on October 27, 2008, the Finance Agency announced that the formal integration of OFHEO and the Finance Board into the Finance Agency had been completed);
•	established a director (“Director”) of the Finance Agency with broad authority over the Regulated Entities;
•	amended certain aspects of the FHLBanks’ corporate governance;
•	authorizes voluntary mergers of FHLBanks with the approval of the Director and permits the Director to liquidate a FHLBank;
•	made, or requires the Director to study and report on, other changes regarding the membership and activities of the FHLBanks;
•	provides that all regulations, orders, directives and determinations issued by the Finance Board and OFHEO prior to enactment of the HER Act immediately transfer to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director; and
•	granted the Secretary of the Treasury the temporary authority (through December 31, 2009 and subject to certain conditions) to purchase obligations and other securities issued by Fannie Mae, Freddie Mac, and the FHLBanks.
The HER Act requires the Finance Agency to issue a number of regulations, orders and reports. Since the enactment of the HER Act, the Finance Agency has issued certain of these regulations, orders and reports, some of which have not yet been finalized. Some of the more significant provisions of the HER Act, and the status of any actions required to be taken by the Finance Agency with respect thereto, are summarized below. The full effect of this legislation on the Bank and its activities will become known only after all of the required regulations, orders, and reports are issued and finalized.
Structure of the Finance Agency
The Director of the Finance Agency is appointed by the President of the United States and confirmed by the Senate, and serves a five-year term. He or she may be removed only for cause. The HER Act provided that the Director of OFHEO at the time of enactment would serve as the Director of the Finance Agency until a permanent Director was appointed and confirmed. James Lockhart, the Director of OFHEO at the time of enactment of the HER Act, served as Director of the Finance Agency until his resignation in August 2009. Currently, Edward DeMarco, formerly Chief Operating Officer and Senior Deputy Director for Housing Mission and Goals for the Finance Agency, is serving as the Acting Director. At the date of this report, a permanent Director has not yet been appointed and confirmed.
The HER Act provides for three Deputy Directors of the Finance Agency. The Deputy Director of the Division of Enterprise Regulation is responsible for the safety and soundness regulation of Fannie Mae and Freddie Mac. The Deputy Director of the Division of FHLBank Regulation is responsible for the safety and soundness regulation of the FHLBanks. Finally, the Deputy Director for Housing Mission and Goals oversees the housing mission and goals of the Enterprises and the community and economic development mission of the FHLBanks.
The Director of the Finance Agency, the Secretary of the Treasury, the Secretary of the Department of Housing and Urban Development, and the Chairman of the SEC constitute the Federal Housing Finance Oversight Board, and the Director serves as the chair of and consults with this board, which has no executive authority.
Finance Agency Assessments
The Finance Agency is funded entirely by assessments from the Regulated Entities. On September 30, 2008, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose assessments on the Regulated Entities (the “Assessments Rule”). Pursuant to the Assessments Rule, the Director allocates the annual assessment between the Enterprises and the FHLBanks, with the FHLBanks paying proportional shares of the assessment sufficient to provide for payment of the costs and expenses relating to the FHLBanks, as determined by the Director. Each FHLBank is required to pay a pro rata share of the annual assessment allocated to the FHLBanks based on the ratio between the FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks. A FHLBank’s minimum required regulatory capital is the highest amount of capital necessary for a FHLBank to comply with any of the capital requirements established by the Director and applicable to the FHLBank.
The Director may, at his or her discretion, increase the amount of a Regulated Entity’s assessment (i) if the Regulated Entity is not classified as adequately capitalized (to pay additional estimated costs of regulation of that Regulated Entity) or (ii) to cover costs of enforcement activities related to that Regulated Entity. The Director may also, at any time, collect an additional assessment from a Regulated Entity to otherwise cover the estimated amount of any deficiency as a result of increased costs of regulation of a Regulated Entity. The Director may require the Regulated Entity to pay such additional assessment immediately, rather than through an increase of the Regulated Entity’s next required payment. The Director may assess interest and penalties on any delinquent assessment payment and may enforce an assessment payment through a cease-and-desist proceeding or through civil money penalties.
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
In connection with this authority, on January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBanks (the “Capital Classification Regulation”). On August 4, 2009, the Finance Agency adopted the interim final rule as a final regulation, subject to amendments meant to clarify certain provisions. On February 8, 2010, the Finance Agency issued a proposed rule with request for comment setting forth standards and procedures that the Director would apply in determining whether to impose a temporary increase in the minimum capital level of a FHLBank. Comments on the proposed rule may be submitted to the Finance Agency through April 9, 2010. For additional information regarding the Capital Classification Regulation and the Bank’s capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.
Executive Compensation
The HER Act requires the Director to prohibit a FHLBank from providing compensation to its executive officers that is not reasonable and comparable with compensation for employees in similar businesses involving similar duties and responsibilities. Through December 31, 2009, the Director had additional authority in certain circumstances to approve, disapprove or modify the compensation of executives of the Regulated Entities. Pursuant to the Capital Classification Regulation, if a FHLBank is undercapitalized, the Director may also restrict executive officer compensation. The Capital Classification Regulation defines “executive officer” to include (i) the named executive officers identified in a FHLBank’s Annual Report on Form 10-K, (ii) other executives of a FHLBank who occupy certain positions or who are in charge of certain subject areas and (iii) any other individual, without regard to title, who is in charge of a principal business unit, division or function or who reports directly to a FHLBank’s chairman, vice chairman, president or chief operating officer.
On June 5, 2009, the Finance Agency issued a proposed rule to set forth requirements and processes with respect to compensation provided to executive officers by a FHLBank. Comments on the proposed rule could be submitted to the Finance Agency through August 4, 2009.

If adopted as proposed, the proposed rule would allow the Director to review the compensation arrangements for any executive officer of a FHLBank at any time. The proposed rule would define “executive officer” as the Capital Classification Regulation does (as set forth above). The Director could prohibit the FHLBank, and the FHLBank would be prohibited, from providing compensation to any such executive officer that is not reasonable and comparable with compensation for employees in other similar businesses involving similar duties and responsibilities. In determining whether such compensation is reasonable and comparable, the Director could consider any factors the Director considered relevant (including any wrongdoing on the part of the executive officer). However, the Director would not be able to prescribe or set a specified level or range of compensation.
With respect to compensation under review by the Director, the Director’s prior approval would be required for (i) a written arrangement that provided an executive officer a term of employment of more than six months or that provided compensation in connection with termination of employment, (ii) annual compensation, bonuses and other incentive pay of a FHLBank’s president and (iii) compensation paid to an executive officer, if the Director provided notice that the compensation of such executive officer would be subject to a specific review by the Director.
On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance” (“AB 2009-02”). In AB 2009-02, the Finance Agency outlines several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices. Those principles are (i) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions, (ii) executive incentive compensation should be consistent with sound risk management and preservation of the par value of a FHLBank’s capital stock, (iii) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators, (iv) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years and (v) the board of directors of each FHLBank and the Office of Finance should promote accountability and transparency in the process of setting compensation. In evaluating compensation at the FHLBanks, the Director will consider the extent to which an executive’s compensation is consistent with the above principles.
Indemnification Payments and Golden Parachute Payments
The Director may also prohibit or limit, by regulation or order, any indemnification payment or golden parachute payment. In September 2008, the Finance Agency issued an interim final regulation relating to golden parachute payments (the “Golden Parachute Regulation”) and indicated it would publish a separate rulemaking relating to indemnification payments in the future. On January 29, 2009, the Finance Agency issued a final rule setting forth the factors to be considered by the Director in carrying out his or her authority to limit golden parachute payments to entity-affiliated parties (which factors are discussed below).
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
On November 14, 2008, the Finance Agency proposed to amend the Golden Parachute Regulation to include provisions addressing prohibited and permissible indemnification payments in the event the Finance Agency were to institute an administrative proceeding or civil action through issuance of a notice of charges under regulations issued by the Director. The Finance Agency accepted comments on these proposed amendments that were received on or before December 29, 2008.
On June 29, 2009, the Finance Agency issued a proposed rule to amend further the Golden Parachute Regulation to address in more detail prohibited and permissible indemnification payments and golden parachute payments. Comments on the proposed rule could be submitted to the Finance Agency through July 29, 2009.
With respect to indemnification payments, the proposed rule essentially re-proposed the November 14, 2008 amendments to the Golden Parachute Regulation. The proposed rule would delete one provision contained in the earlier proposed amendments, which provided that claims for employee welfare benefits or other benefits that are contingent, even if otherwise vested, when a receiver is appointed for any Regulated Entity, including any contingency for termination of employment, would not be provable claims or actual, direct compensatory damage claims against such receiver.
In addition to the payments described above that are excluded from the definition of “golden parachute payment,” the proposed rule would specify that “golden parachute payment” also does not include (i) any payment made pursuant to a benefit plan as defined in the proposed rule (which includes employee welfare benefit plans as defined in section 3(1) of the Employee Retirement Income Security Act of 1974); (ii) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of generally no more than 12 months’ prior base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation, or early retirement, subject to certain exceptions; (iii) any severance or similar payment that is required to be made pursuant to a state statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria); or (iv) any other payment that the Director determines to be permissible. The proposed rule would also define “bona fide deferred compensation plan or arrangement” to clarify when a payment made pursuant to a deferred compensation plan or arrangement would be excluded from the definition of “golden parachute payment.”
The proposed rule would extend the prohibition against certain golden parachute payments to former entity-affiliated parties. With respect to potentially prohibited golden parachute payments, a Regulated Entity could agree to make or could make a golden parachute payment if (i) the Director determined that such a payment or agreement was permissible; (ii) such an agreement was made in order to hire a person to become an entity-affiliated party when the Regulated Entity was insolvent, had a conservator or receiver appointed for it, or was in a troubled condition (or the person was being hired in an effort to prevent one of these conditions from occurring), and the Director consented in writing to the amount and terms of the golden parachute payment; or (iii) with the Director’s consent, such a payment was made pursuant to an agreement that provided for a reasonable severance payment, not to exceed 12 months’ salary, to an entity-affiliated party in the event of a change in control of the Regulated Entity.

In the preamble to the proposed rule, the Finance Agency stated that it intends that the proposed amendments would apply to agreements entered into by a Regulated Entity with an entity-affiliated party on or after the date the regulation is effective. As discussed in Item 11 — Executive Compensation, the Bank has entered into employment agreements with each of its named executive officers. If the Finance Agency issued a final rule that applied the provisions of the proposed amendments to agreements in existence before the date the final rule was effective (which would include the Bank’s existing employment agreements), the effect of the proposed amendments would be to reduce payments that might otherwise be payable to those named executive officers.
Differences between the Enterprises and FHLBanks
The HER Act requires the Director, before issuing any new regulation or taking other agency action of general applicability and future effect relating to the FHLBanks, to take into account the differences between the Enterprises and the FHLBanks with respect to the FHLBanks’ (i) cooperative ownership structure, (ii) mission of providing liquidity to members, (iii) affordable housing and community development mission, (iv) capital structure and (v) joint and several liability, as well as any other differences that the Director considers appropriate.
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
On September 26, 2008, the Finance Agency issued an interim final rule with request for comments regarding the eligibility and election of individuals to serve on the boards of directors of the FHLBanks. On October 7, 2009, the Finance Agency issued a final rule, effective November 6, 2009, regarding the eligibility and election of FHLBank directors. For information regarding the eligibility and election of the Bank’s Board of Directors, see Item 10 — Directors, Executive Officers and Corporate Governance.
FHLBank Directors’ Compensation and Expenses
The HER Act repealed the prior statutory limits on compensation of directors of FHLBanks. As a result, FHLBank director fees are to be determined at the discretion of a FHLBank’s board of directors, provided such fees are required to be reasonable.
On October 23, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding payment by FHLBanks of their directors’ compensation and expenses. Comments on the proposed rule could be submitted to the Finance Agency through December 7, 2009.
If adopted, the proposed rule would specify that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by the FHLBank’s board of directors. The compensation paid by a FHLBank to a director would be required to reflect the amount of time the director spent on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year.
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
On May 15, 2009, the Finance Agency issued a proposed rule to amend its membership regulations to authorize non-federally insured, CDFI Fund-certified CDFIs to become members of a FHLBank. On January 5, 2010, the Finance Agency issued a final rule establishing the eligibility and procedural requirements for CDFIs that wish to become FHLBank members. The newly-eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance.
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

The Director is authorized on 30 days’ prior notice to liquidate or reorganize any FHLBank. A FHLBank that the Director proposes to liquidate or reorganize is entitled to contest the Director’s determination in a hearing on the record in accordance with the provisions of the Administrative Procedure Act.
The Director is authorized to reduce the number of FHLBank districts to fewer than eight as a result of the merger of FHLBanks or the Director’s decision to liquidate a FHLBank. Prior law required that there be no fewer than eight and no more than 12 FHLBanks.
CFIs
CFIs are redefined by the HER Act as FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion (up from the statutory amount of $500 million, inflation adjusted to $625 million immediately prior to enactment of the HER Act). The $1.0 billion amount will continue to be adjusted annually based on any increase in the Consumer Price Index.
Loans for community development activities were added to loans for small business, small farm, and small agri-business as permissible purposes for advances to CFIs (including long-term advances). On February 23, 2010, the Finance Agency issued a proposed rule with request for comments to define certain terms and provide guidance necessary to assist the FHLBanks in accepting this type of collateral. Comments on the proposed rule may be submitted to the Finance Agency through April 26, 2010. The Bank has not yet determined the effect on the Bank of the inclusion of loans for community development activities by CFIs as loans eligible to support advances.
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
Study of Securitization of Home Mortgage Loans by the FHLBanks
Within one year of enactment of the HER Act, the Director was to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the AMA programs of the FHLBanks. In conducting this study, the Director was required to consider (i) the benefits and risks associated with securitization of AMA, (ii) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (iii) the ability of the FHLBanks to manage the risks associated with securitization, (iv) the impact of such securitization on the existing activities of the FHLBanks, including their mortgage portfolios and advances, and (v) the joint and several liability of the FHLBanks and the cooperative structure of the FHLBank System. In conducting the study, the Director was required to consult with the FHLBanks, the Office of Finance, representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed.
On February 27, 2009, the Finance Agency published a Notice of Concept Release with request for comments to garner information from the public for use in its study. On July 30, 2009, the Director provided to Congress the results of the Finance Agency’s study, including policy recommendations based on the Finance Agency’s analysis of the feasibility of the FHLBanks’ issuing mortgage-backed securities and of the benefits and risks associated with such a program. Based on the Finance Agency’s study and findings regarding FHLBank securitization, the Director did not recommend permitting the FHLBanks to securitize mortgages at this time.

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
As required by the HER Act, on October 17, 2008, the Finance Agency issued an interim final rule with request for comments regarding the FHLBanks’ mortgage refinancing authority. This interim final rule amended the AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan under the HOPE for Homeowners Program of the Federal Housing Administration (“FHA”).
Based on the comments received on the interim final rule and the continuing adverse conditions of the mortgage market, on August 4, 2009, the Finance Agency issued a second interim final rule, with a request for comments, to broaden the scope of the FHLBanks’ mortgage refinancing authority and to allow the FHLBanks greater flexibility in implementing their mortgage refinancing authority. Comments on the second interim final rule could be submitted to the Finance Agency through October 5, 2009.
The second interim final rule amended the current AHP regulation to allow a FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan in order to prevent foreclosure. A loan is eligible to be refinanced with an AHP grant if the loan is secured by a first mortgage on the household’s primary residence, the loan is refinanced under a program offered by the United States Department of Agriculture, Fannie Mae, Freddie Mac, a state or local government, or a state or local housing finance agency (an “eligible targeted refinancing program”) and the loan meets certain other conditions.
The second interim final rule also authorizes a FHLBank, in its discretion, to set aside annually up to the greater of $4.5 million or 35 percent of the FHLBank’s annual required AHP contribution to provide funds to members participating in homeownership set-aside programs, including a mortgage refinancing set-aside program, provided that at least one-third of this set-aside amount is allocated to programs to assist first-time homebuyers. A FHLBank may accelerate to its current year’s AHP program (including its set-aside programs) from future annual required AHP contributions an amount up to the greater of $5 million or 20 percent of the FHLBank’s annual required AHP contribution for the current year. The FHLBank may credit the amount of the accelerated contribution against required AHP contributions over one or more of the subsequent five years.
The FHLBanks’ authority under the second interim final rule to establish and provide AHP grants under a mortgage refinancing homeownership set-aside program expires on July 30, 2010.

Letters of Credit to Guarantee Bonds
The Bank’s credit services include letters of credit issued or confirmed on behalf of members for a variety of purposes, including as credit support for bonds or other debt instruments. Before enactment of the HER Act, the Bank did not generally issue or confirm letters of credit to support bonds or other debt instruments where the interest on such instruments was purportedly exempt from federal income taxes because such tax-exempt status was generally lost if the instruments were “federally guaranteed” under the Internal Revenue Code. The Bank’s letters of credit and confirmations were generally federal guarantees under the Internal Revenue Code, with an exception for guarantees in connection with debt issuances to support certain housing programs.
The HER Act authorizes FHLBanks, subject to certain conditions, to issue a letter of credit or confirmation in connection with the original issuance of tax-exempt bonds during the period from enactment of the HER Act to December 31, 2010, and to renew or extend any such letter of credit or confirmation, without the bonds potentially losing their tax-exempt status. A FHLBank may issue such letter of credit or confirmation without regard to the purpose of the issuance of the bonds (i.e., the bonds do not have to be issued solely to support certain housing programs).
Minorities, Women, and Diversity in the Workforce
The HER Act requires each Regulated Entity to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices. On January 11, 2010, the Finance Agency issued a proposed rule to effect this provision of the HER Act. Comments on the proposed rule may be submitted to the Finance Agency through April 26, 2010.
Joint Offices
The HER Act repeals the provision in prior law that prohibited the FHLBanks from establishing any joint offices other than the Office of Finance. At the present time, the Bank does not plan to establish any joint office with one or more FHLBanks.
Temporary Authority of the Secretary of the Treasury
The HER Act granted the Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by the Regulated Entities, if he or she determined that such purchase was necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and to protect the taxpayers. For the FHLBanks, this temporary authorization supplemented the existing authority of the Secretary of the Treasury under the FHLB Act to purchase up to $4.0 billion of FHLBank obligations. Since 1977, the Treasury has not owned any of the FHLBanks’ consolidated obligations under this previous authority.
In connection with the Secretary of the Treasury’s authority under the HER Act, on September 9, 2008, the Bank entered into a Lending Agreement (the “Agreement”) with the Treasury. Each of the other 11 FHLBanks also entered into its own Lending Agreement with the Treasury that was identical to the Agreement entered into by the Bank (collectively, the “Agreements”). The FHLBanks entered into these Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility that was designed to serve as a contingent source of liquidity for the Regulated Entities.
The Agreements terminated on December 31, 2009 when the temporary authority of the Secretary of the Treasury expired. None of the FHLBanks ever borrowed under the Agreements.
Reporting of Fraudulent Financial Instruments
On June 17, 2009, the Finance Agency issued a proposed regulation to effect the provisions of the HER Act that require the FHLBanks to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold. On January 27, 2010, the Finance Agency issued a final regulation, effective February 26, 2010, regarding reporting by the FHLBanks of fraudulent financial instruments.

The final regulation requires a FHLBank to submit to the Director a timely written report upon discovery by the FHLBank that it has purchased or sold a fraudulent loan or financial instrument, or suspects a possible fraud relating to the purchase or sale of any loan or financial instrument. “Purchased or sold or relating to the purchase or sale” means any transaction involving a financial instrument including, but not limited to, any purchase, sale, other acquisition, or creation of a financial instrument by the member of a FHLBank to be pledged as collateral to the FHLBank to secure an advance by the FHLBank to that member, the pledging by a member to a FHLBank of such financial instrument to secure such an advance, the making of a grant by a FHLBank under its affordable housing program or community investment program, and the effecting of a wire transfer or other form of electronic payments transaction by the FHLBank. “Financial instrument” means any legally enforceable agreement, certificate, or other writing, in hard copy or electronic form, having monetary value including, but not limited to, any agreement, certificate, or other writing evidencing an asset pledged as collateral to a FHLBank by a member to secure an advance by the FHLBank to that member. “Fraud” means a misstatement, misrepresentation or omission that cannot be corrected and that was relied upon by a FHLBank to purchase or sell a loan or financial instrument.
The final regulation requires each FHLBank to establish and maintain adequate and efficient internal controls, policies and procedures and an operational training program to discover and report fraud or possible fraud in connection with the purchase or sale of any loan or financial instrument. In the preamble to the final regulation, the Finance Agency stated it would provide additional guidance regarding the implementation of this regulation.
Pending issuance of the Finance Agency’s guidance, the Finance Agency has instructed the FHLBanks to begin planning for implementation of the final regulation, notably, looking to determine the best approaches for training programs for the discovery of fraud or possible fraud; planning policy, procedures and internal controls on reporting of discovered fraud to their boards of directors; and planning for fraud reporting to the Finance Agency. The Finance Agency also provided the FHLBanks with a sample fraud report that each FHLBank would be required to complete to report a fraud or possible fraud.
Other Regulatory Developments
Nontraditional and Subprime Residential Mortgage Loans
On July 1, 2008, the Finance Board issued Advisory Bulletin 2008-AB-02: “Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans to Specific FHLBank Assets” (AB 2008-02), which supplements an earlier Finance Board directive (Advisory Bulletin 2007-AB-01: “Nontraditional and Subprime Residential Mortgage Loans”) by providing written guidance regarding mortgages purchased under the AMA programs, investments in private-label (non-agency) MBS and collateral securing advances. AB 2008-02 relies in part on the standards imposed by the Federal banking agencies in the Interagency Guidance. Effective upon issuance, AB 2008-02 requires the following: (i) mortgage loan commitments entered into by the FHLBanks under the AMA programs must comply with all aspects of the Interagency Guidance, (ii) purchases of private-label MBS issued after July 10, 2007 by the FHLBanks must be limited to securities in which the underlying mortgage loans comply with all aspects of the Interagency Guidance, and (iii) mortgages (and securities representing an interest in mortgage loans) that were originated or acquired by a member after July 10, 2007 may be included in calculating the amount of advances that can be made to that member only if those mortgages comply with all aspects of the Interagency Guidance; similarly, private-label MBS that were issued after July 10, 2007 may be included in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance.
The guidance relating to asset purchases is not expected to have an impact on the Bank in the foreseeable future as it has no current intentions to purchase mortgage loans or private-label MBS. The Bank has implemented policies to ensure it is in compliance with the remaining portion of the guidance, including: (1) requiring members who pledge subprime and nontraditional mortgage loans as collateral on advances to execute a confirmation that all subprime and nontraditional residential mortgage loans originated after July 10, 2007 comply with all aspects of the Interagency Guidance and (2) requiring all members who pledge private label RMBS issued after July 10, 2007 as collateral to provide a copy of enforceable representations and warranties from the issuer of the security that the loans underlying the security were underwritten in conformance with all aspects of the Interagency Guidance or to otherwise assert and demonstrate (based on the security’s prospectus or other related documentation) that the underlying loans were underwritten in conformance with the Interagency Guidance. The implementation of these policies resulted in a reduction of borrowing capacity for some members and required some members to provide substitute collateral for pledged collateral that did not comply with this guidance. However, these new regulatory requirements have not had a significant impact on the level of advances outstanding.
Other-Than-Temporary Impairment
On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank and the other 11 FHLBanks with guidance regarding the process for determining other-than-temporary impairment (“OTTI”) with respect to non-agency RMBS. The goal of the guidance is to promote consistency among all FHLBanks in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks (including the Bank) intended to early adopt the OTTI accounting guidance issued by the Financial Accounting Standards Board in April 2009, the Finance Agency guidance required all FHLBanks to early adopt the OTTI accounting guidance effective January 1, 2009 and, for purposes of making OTTI determinations, to use a consistent set of key modeling assumptions and specified third party models. For a discussion of the OTTI accounting guidance, see the audited financial statements accompanying this report (specifically, Note 1 beginning on page F-9).
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
Beginning with the second quarter of 2009, the 12 FHLBanks formed an OTTI Governance Committee (the “OTTI Committee”) consisting of one representative from each FHLBank. The OTTI Committee has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by all FHLBanks in their OTTI assessment process. The OTTI Committee provides a more formal process by which the FHLBanks can provide input on and approve the assumptions, inputs and methodologies that are developed initially by the FHLBank of San Francisco. Based on its review, the Bank concurred with and adopted the FHLBank System-wide assumptions, inputs and methodologies that were approved by the OTTI Committee for use in the second, third and fourth quarter 2009 OTTI assessments.
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
The proposed rule would expand the Board of Directors of the Office of Finance to include all of the FHLBank presidents (currently, only two of the FHLBank presidents serve on the Office of Finance’s Board of Directors, including the Bank’s President and Chief Executive Officer). The Board of Directors of the Office of Finance would also include three to five independent directors (currently, the third director of the Office of Finance is required to be a private United States citizen with demonstrated expertise in financial markets). Each independent director would be required to be a United States citizen and the independent directors, as a group, would be required to have substantial experience in financial and accounting matters. An independent director could not (i) be an officer, director or employee of any FHLBank or any member of a FHLBank; (ii) be affiliated with any consolidated obligations selling or dealer group member under contract with the Office of Finance; (iii) hold shares or any financial interest in any FHLBank member or in any such dealer group member in an amount greater than the lesser of (A) $250,000 or (B) 0.01 percent of the market capitalization of the member or dealer (except that a holding company of a FHLBank member or a dealer group member will be deemed to be a member if the assets of the holding company’s member subsidiaries constitute 35 percent or more of the consolidated assets of the holding company). The Chair of the Board of Directors of the Office of Finance would be selected from among the independent directors.
The independent directors of the Office of Finance would serve as the Audit Committee. Among other duties, the Audit Committee would be responsible for overseeing the audit function of the Office of Finance and the preparation and accuracy of the FHLBank System’s combined financial reports. For purposes of the combined financial reports, the Audit Committee would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures, such that the information submitted by the FHLBanks to the Office of Finance may be combined to create accurate and meaningful combined reports. The Audit Committee of the Office of Finance, in consultation with the Finance Agency, could establish common accounting policies and procedures for the information submitted by the FHLBanks to the Office of Finance for the combined financial reports where the Audit Committee determines such information provided by the FHLBanks is inconsistent and that consistent policies and procedures regarding that information are necessary to create accurate and meaningful combined financial reports. The Audit Committee would also have the exclusive authority to employ and contract for the services of an independent, external auditor for the FHLBanks’ annual and quarterly combined financial statements.
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
As an SEC registrant, the Bank is subject to the periodic disclosure regime as administered and interpreted by the SEC. The Bank must also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General; these reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements. In addition, the Treasury receives the Finance Agency’s annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
Employees
As of December 31, 2009, the Bank employed 194 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
REFCORP and AHP Assessments
Although the Bank is exempt from all Federal, State, and local taxation (except for real property taxes), all FHLBanks are obligated to make contributions to the Resolution Funding Corporation (“REFCORP”) in the amount of 20 percent of their net earnings (after deducting the AHP assessment). REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) solely for the purpose of issuing $30 billion of long-term bonds to provide funds for the resolution of insolvent thrift institutions. The FHLBanks were initially required to contribute approximately $2.5 billion to defease the principal repayments of those bonds in 2030, and thereafter to contribute $300 million per year toward the interest payments on those bonds.
As part of the GLB Act of 1999, the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual net earnings before charges for REFCORP (but after expenses for AHP). The FHLBanks will have this obligation until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. As specified in the Finance Agency regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. Because the FHLBanks’ recent REFCORP payments have exceeded $300 million per year, those extra payments have defeased $2 million of the $75 million benchmark payment for the first quarter of 2012 and all scheduled payments thereafter. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. For additional discussion, see the audited financial statements accompanying this report (specifically, Note 12 on page F-31). Cumulative amounts to be paid by the Bank to REFCORP cannot be determined at this time because the amount is dependent upon the future earnings of each FHLBank and interest rates.
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
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings and pay dividends at or slightly above the average federal funds rate. Consistent with this business model, the Bank has placed the highest priority on being able to meet its members’ liquidity and funding needs throughout the recent period of credit market disruption.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. The Bank’s core earnings are expected to rise and fall with the general level of market interest rates, particularly short-term money market rates. While there can be no assurance about 2010 earnings, dividends, or regulatory actions regarding the Bank’s dividend payments, the Bank currently anticipates that its 2010 earnings will be sufficient both to pay dividends at a target rate equal to or slightly above the average federal funds rate for the applicable quarterly periods of 2010 and to continue building retained earnings.
Developments that may have an effect on the extent to which the Bank’s return on average capital stock (based on core earnings) exceeds the federal funds rate benchmark include general economic and credit market conditions; the level, volatility of and relationships between short-term money market rates such as federal funds and one- and three-month LIBOR; the future availability and cost of the Bank’s long-term debt relative to benchmark rates such as LIBOR; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the impact of any future credit market disruptions; and the impact of ongoing economic conditions on demand for the Bank’s credit products from its members.
Due primarily to credit market disruptions, demand for advances from all segments of the Bank’s membership base was elevated from the third quarter of 2007 through the third quarter of 2008. Since the fourth quarter of 2008, aggregate advances have declined from their highest levels, but remain above pre-credit crisis levels. As the credit markets return to more normal conditions, and particularly if general economic weakness reduces member lending opportunities and creates financial stress for the Bank’s members, then demand for advances may continue to fall somewhat from recent levels. In the longer term, however, the Bank believes that there remains potential to sustain a substantial portion of the recent advances growth from among its CFIs and other small and intermediate-sized institutions. There remains uncertainty about the extent to which the Bank’s future membership base will include larger institutions that will borrow in sufficient quantity to provide economies of scale that will sustain the current economics of the Bank’s business model over the long term.
While the Bank’s primary focus will continue to be prudently meeting the liquidity and funding needs of its members, in order to become a more valuable resource to its members, the Bank intends to continue to evaluate opportunities as they arise to diversify its product offerings and its income stream. In particular, the Bank began offering interest rate derivatives to its members in mid-2008. In addition, in late 2009 the Bank received approval from the Finance Agency to begin offering standby bond purchase services to state housing finance agencies within its district. In the future, the Bank intends to expand the services that it can provide electronically through the secure electronic delivery channel currently used extensively by members to execute advances, initiate wire transfers, provide securities safekeeping instructions, and obtain a wide variety of reports and information about their business relationship with the Bank. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file new business activity notices with the Finance Agency for any new products or services it wants to offer its members, and will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.

ITEM 1A.	RISK FACTORS
Our profitability is vulnerable to interest rate fluctuations.
We are subject to significant risks from changes in interest rates because most of our assets and liabilities are financial instruments. Our profitability depends significantly on our net interest income and is impacted by changes in the fair value of interest rate derivatives and any associated hedged items. Changes in interest rates can impact our net interest income as well as the values of our derivatives and certain other assets and liabilities. Changes in overall market interest rates, changes in the relationships between short-term and long-term market interest rates, changes in the relationship between different interest rate indices, or differences in the timing of rate resets for assets and liabilities or related interest rate derivatives with interest rates tied to those indices, can affect the interest rates received from our interest-earning assets differently than those paid on our interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, which would result in a decrease in our net interest spread, or a net decrease in earnings related to the relationship between changes in the valuation of our derivatives and any associated hedged items.
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
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. During the current economic downturn, the number of our member institutions exhibiting significant financial stress has increased. In 2009, five of our members failed and their advances and other extensions of credit were either repaid in full by the Federal Deposit Insurance Corporation (“FDIC”) or assumed by either the FDIC or an acquiring institution. If more member institutions fail, and if the FDIC (or other receiver or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in the event of a default by the obligor, due to a reduction in liquidity in the financial markets or otherwise, could cause us to incur a credit loss and adversely affect our financial condition or results of operations.
Loss of members or borrowers could adversely affect our earnings, which could result in lower investment returns and/or higher borrowing rates for remaining members.
One or more members or borrowers could withdraw their membership or decrease their business levels as a result of a merger with an institution that is not one of our members, or for other reasons, which could lead to a significant decrease in our total assets and capital.
As the financial services industry has consolidated, acquisitions involving some of our members have resulted in membership withdrawals or business level decreases. Additional acquisitions that lead to similar results are possible, including acquisitions in which the acquired institutions are merged into institutions located outside our district with which we cannot do business. We could also be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members.

On December 31, 2008, Wells Fargo & Company (“Wells Fargo”) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), our largest borrower and shareholder as of that date. On November 1, 2009, Wells Fargo converted Wachovia’s thrift charter to a national bank charter and then merged it into an out-of-district national bank affiliate, Wells Fargo Bank South Central, National Association (“WFSC”), which retained the former main office of Wachovia in Houston, Texas as its main office. On November 2, 2009, WFSC applied for membership in the Bank and its application was approved on December 30, 2009. We are currently unable to predict whether WFSC will alter its predecessor’s borrowing relationship with us. Outstanding advances to WFSC were $18.2 billion at December 31, 2009, which represented 38.9 percent of our total outstanding advances as of that date.
The loss of WFSC or one or more other borrowers that represent a significant proportion of our business, or a significant reduction in the borrowing levels of one or more of these borrowers, could, depending on the magnitude of the impact, cause us to lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions. The magnitude of the impact would depend, in part, on our size and profitability at the time such institution repays its advances to us.
Members’ funding needs may decline, which could reduce loan demand and adversely affect our earnings.
Market factors could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined thereafter. As markets return to more normal conditions, whether as a result of the various initiatives undertaken by the government or otherwise, demand for advances may continue to decline. Continued weakness in general economic conditions may also reduce members’ needs for funding. A further decline in the demand for advances, if significant, could negatively affect our results of operations.
We face competition for loan demand, which could adversely affect our earnings.
Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may provide more favorable terms than we do on our advances, including more flexible credit or collateral standards. More recently, our members have had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the United States Department of the Treasury (the “Treasury”) and the FDIC as part of their efforts to support the financial markets during the recent period of market disruption. While some of these programs are scheduled to be discontinued, other programs may continue to be available for some period into the future.
The availability to our members of alternative funding sources that are more attractive than the funding products offered by us may significantly decrease the demand for our advances. Any change made by us in the pricing of our advances in an effort to compete more effectively with these competitive funding sources may decrease the profitability on advances. A decrease in the demand for advances or a decrease in our profitability on advances would negatively affect our financial condition and results of operations.
Changes in investors’ perceptions of the creditworthiness of the FHLBanks may adversely affect our ability to issue consolidated obligations on favorable terms.
We currently have the highest credit rating from Moody’s and S&P, the consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, and the other FHLBanks have each been assigned high individual credit ratings as well. As of February 28, 2010, Moody’s had assigned its highest rating to each individual FHLBank, and S&P had assigned individual long-term counterparty credit ratings of AAA/A-1+ to ten FHLBanks and ratings of AA+/A-1+ to the remaining two FHLBanks.
Currently, the FHLBank of Chicago is operating under a consensual cease and desist order, which states that the Finance Board (now Finance Agency) has determined that requiring the FHLBank of Chicago to take the actions specified in the order will “improve the condition and practices of the [FHLBank of Chicago], stabilize its capital, and provide the [FHLBank of Chicago] an opportunity to address the principal supervisory concerns identified by the Finance Board.” In addition, the Director of the Finance Agency recently classified the FHLBank of Seattle as undercapitalized. Further, several FHLBanks incurred net losses for individual quarters or all of 2009 that were primarily the result of other-than-temporary impairment charges on non-agency residential mortgage-backed securities, and these FHLBanks have taken actions to preserve capital in light of these results, such as the suspension of quarterly dividends or repurchases or redemptions of capital stock. These regulatory actions, financial results and/or subsequent actions could cause the rating agencies to downgrade the ratings assigned either to any of the affected FHLBanks or to the FHLBanks’ consolidated obligations. Unfavorable ratings actions, negative guidance from the rating agencies, or negative announcements by one or more of the FHLBanks may adversely affect our cost of funds and ability to issue consolidated obligations on favorable terms, which could negatively affect our financial condition and results of operations.
Competition for funding may adversely affect our cost of funds and our access to the capital markets.
We compete with Fannie Mae, Freddie Mac and other GSEs, as well as commercial banking, corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the global debt markets. As a result of the U.S. and other national governments’ recent efforts to support the credit markets, some portion of the debt of some of these issuers is now supported by various forms of government guarantees. During late 2008 and the early part of 2009, such government guarantees affected investors’ preferences for, and increased the cost of, longer-term FHLBank debt relative to the debt of some of these issuers. While the impact of these events on our cost of funds began to lessen in the second half of 2009, similar increases in the relative cost of our debt due to these or other forms of increased debt market competition that might develop, could adversely affect our financial condition and results of operations.
Changes in overall credit market conditions may adversely affect our cost of funds and our access to the capital markets.
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. For instance, a decline in overall investor demand for debt issued by the FHLBanks and similar issuers could adversely affect our ability to issue consolidated obligations on favorable terms. Investor demand is influenced by many factors including changes or perceived changes in general economic conditions, changes in investors’ risk tolerances or balance sheet capacity, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. Credit market disruptions similar to those that occurred during the period from late 2007 through early 2009 and which dampened investor demand for longer-term debt, including longer-term FHLBank consolidated obligations, could occur again, making it more difficult for us to match the maturities of our assets and liabilities.
If investor preferences for securities other entities may issue materially limit their demand for our debt which is not, directly or indirectly, guaranteed by the U.S. government, our ability to fund our operations and to meet the credit and liquidity needs of our members by accessing the capital markets could eventually be compromised.
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
We are exposed to credit risk from our secured and unsecured investment portfolio and our MPF loans held in portfolio. A worsening of the current economic downturn, further declines in real estate values (both residential and non-residential), changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to increased borrower defaults, which in turn could cause us to incur losses on our MPF loans or additional losses on our investment portfolio.
In particular, during 2009, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, including the adverse change in actual and expected future home prices, 7 of our 40 non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during 2009. The credit losses associated with these seven securities totaled $4.0 million during the year ended December 31, 2009. As of December 31, 2009, the unpaid principal balance of the 40 securities totaled $515 million.
If the actual and/or projected performance of the loans underlying our non-agency residential mortgage-backed securities deteriorates beyond our current expectations, we could recognize further losses on these seven securities as well as losses on our other investments in residential mortgage-backed securities, which would negatively impact our results of operations and financial condition.
On May 20, 2009, legislation was enacted that allows servicers of residential mortgages in certain situations to modify the terms of those mortgages without threat of monetary damages or other equitable relief from investors or other parties to whom the servicer owes certain duties. If a servicer of residential mortgages agrees to enter into a residential loan modification, workout, or other loss mitigation plan with respect to a residential mortgage originated before the date of enactment of the legislation, including mortgages held in a securitization or other investment vehicle, to the extent that the servicer owes a duty to investors or other parties to maximize the net present value of such mortgages, the servicer is deemed to have satisfied that duty, and will not be liable to those investors or other parties, if certain criteria are met. Those criteria are (1) default on the mortgage has occurred, is imminent, or is reasonably foreseeable, (2) the mortgagor occupies the property securing the mortgage as his or her principal residence and (3) the servicer reasonably determined that the application of the loss mitigation plan to the mortgage will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. We are unable to predict what impact, if any, that this legislation may have on the ultimate recoverability of our investments in non-agency residential mortgage-backed securities.
In addition, if delinquencies, default rates and loss severities on residential mortgage loans continue to increase, and/or there is a continued decline in residential real estate values, we could experience losses on our MPF loans held in portfolio.
Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of highly rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, recent financial market disruptions have resulted in mergers of several of our derivatives counterparties. The increasing consolidation of the financial services industry, if it continues, will increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find counterparties for such transactions. If such changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
In December 2009, the House of Representatives approved the Over-the-Counter Derivatives Markets Act of 2009 (the “Act”), which would regulate the over-the-counter (“OTC”) derivatives market. Among other things, the Act requires all standardized swap transactions entered into by dealers or “major swap participants” to be cleared and traded on an exchange or electronic platform. Rulemaking authority would be held jointly by the Commodity Futures Trading Commission and the Securities and Exchange Commission. The Act defines a major swap participant as anyone that maintains a substantial net position in swaps, exclusive of hedging for commercial risk, or whose positions create such significant exposure to others that it requires monitoring. Currently, all of the derivatives we use to manage our interest rate risk are negotiated in the OTC market. With the exception of interest rate swaps transacted with members, we enter into swaps only to hedge interest rate risk (a commercial risk to us). In March 2010, the Senate Committee on Banking, Housing and Urban Affairs approved draft legislation, the “Restoring American Financial Stability Act,” which also contains provisions that would regulate the OTC derivatives market. This legislation has not yet been formally introduced in the Senate. The content of any legislation that might be enacted into law (and therefore its impact on us) cannot be determined at this time.
Defaults by or the insolvency of one or more of our derivative counterparties could adversely affect our profitability and financial condition.
We regularly enter into derivative transactions with major banks. Recently, some of our derivative counterparties have experienced various degrees of financial stress including, in the case of one counterparty, bankruptcy. During 2008, Lehman Brothers Holdings, Inc. and its affiliate Lehman Brothers Special Financing, Inc. (which was our counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion) filed for bankruptcy protection. While we did not incur a material loss related to these bankruptcies, our financial condition and results of operations could be adversely affected if other derivative counterparties to whom we have exposure fail, and any collateral that we have in place is insufficient to cover their obligations to us.
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
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment.
On August 4, 2009, the Finance Agency published a notice of proposed rulemaking regarding the composition, duties and responsibilities of the Board of Directors of the Office of Finance and its Audit Committee. As proposed and as currently exists, no FHLBank shareholders would be represented on the Board of Directors of the Office of Finance. Further, the proposed rule would give the Office of Finance Audit Committee the authority to establish common accounting policies for the information submitted by the FHLBanks to the Office of Finance for inclusion in the combined financial reports, which could potentially have an adverse impact on us. For a more complete discussion of this proposed regulation, see Item 1 — Business — Legislative and Regulatory Developments.
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services. Further, legislation affecting residential real estate and mortgage lending, including legislation regarding bankruptcy and mortgage modification programs, could negatively affect the recoverability of our non-agency residential mortgage-backed securities.
Changes to the regulatory framework for the financial services industry, including the role and structure of the housing GSEs, are currently and will likely continue to be under consideration. Since neither the timing nor outcome of the debate is known at this time, the impact on us, if any, cannot be determined.
On March 4, 2010, the Securities and Exchange Commission issued amendments to its rules promulgated under the Investment Company Act of 1940, which govern money market funds. The amendments, among other things, require money market funds to maintain a portion of their portfolios in instruments that can be readily converted to cash, reduce the weighted average maturity of their portfolio holdings, impose a new weighted average life maturity limit, and limit such funds to investing in the highest quality portfolio securities. These amendments will limit the amount of FHLBank consolidated obligations with remaining maturities greater than 60 days that a money market fund can hold and, therefore, could reduce money market funds’ demand for FHLBank consolidated obligations. The requirements imposed by the amendments become effective on various dates during the second quarter of 2010. Traditionally, money market funds have been significant investors in FHLBank consolidated obligations. At this time, we are unable to determine whether the amendments will have an adverse effect on our ability to issue consolidated obligations on favorable terms.
An interruption in our access to the capital markets would limit our ability to obtain funds.
We conduct our business and fulfill our public purpose primarily by acting as an intermediary between our members and the capital markets. Certain events, such as a natural disaster or terrorist act, could limit or prevent us from accessing the capital markets in order to issue consolidated obligations for some period of time. An event that precludes us from accessing the capital markets may also limit our ability to enter into transactions to obtain funds from other sources. External forces are difficult to predict or prevent, but can have a significant impact on our ability to manage our financial needs and to meet the credit and liquidity needs of our members.
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
We may also suspend the redemption of stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Agency for redemptions or repurchases would be required if the Finance Agency or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, there can be no assurance that the Finance Agency would grant such approval or, if it did, upon what terms it might do so. Redemption and repurchase of our stock would also be prohibited if the principal and interest due on any consolidated obligations issued on behalf of any FHLBank through the Office of Finance have not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.
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
Moreover, the Finance Agency has significant supervisory authority over us and may impose various limitations and restrictions on us, our operations, and our capital management as it deems appropriate to ensure our safety and soundness, and the safety and soundness of the FHLBank System. Among other things, the Finance Agency may impose higher capital requirements on us that might include, but not be limited to, the imposition of a minimum retained earnings requirement, and may suspend or otherwise limit stock repurchases, redemptions and dividends.
Regulatory limitations on our ability to pay dividends could result in lower investment returns for members.
Under Finance Agency regulations, we may pay dividends on our stock only out of previously retained earnings or current net earnings. However, if we are not in compliance with our minimum capital requirements or if the payment of dividends would make us noncompliant, we are precluded from paying dividends. In addition, we may not declare or pay a dividend if the par value of our stock is impaired or is projected to become impaired after paying such dividend. Further, we may not declare or pay any dividends in the form of capital stock if our excess stock is greater than one percent of our total assets or if, after the issuance of such shares, our outstanding excess stock would be greater than one percent of our total assets. Payment of dividends would also be suspended if the principal and interest due on any consolidated obligations issued on behalf of any FHLBank through the Office of Finance have not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations. In addition to these explicit limitations, it is also possible that the Finance Agency could restrict our ability to pay a dividend even if we have sufficient retained earnings to make the payment and are otherwise in compliance with the requirements for payment of dividends.
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
The Bank owns a 159,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 88,000 square feet of space in this building.
The Bank also maintains leased off-site business resumption and storage facilities comprising approximately 18,000 and 5,000 square feet of space, respectively.

ITEM 3.	LEGAL PROCEEDINGS
The Bank is not a party to any material pending legal proceedings.

ITEM 4.	RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B stock, is owned by its members or, in some cases, by non-member institutions that have acquired stock by virtue of acquiring a member institution, or by former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such a transfer could occur only upon approval of the Bank and then only at par value. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 28, 2010, the Bank had 940 shareholders and 24,894,275 shares of capital stock outstanding.
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
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. The Bank has also had a long-standing practice of benchmarking the dividend rate that it pays on its capital stock to the average federal funds rate. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid on the last business day of each quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average federal funds rate for the preceding calendar quarter.

The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2009 and 2008. In those years, the Bank paid dividends based on the average effective federal funds rate. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2009		2008
		Annualized		Annualized
	Amount(1)	Rate(3)	Amount(2)	Rate(3)
First Quarter	$4,204	0.50%	$26,787	4.50%

Second Quarter	1,343	0.18	20,043	3.18

Third Quarter	1,302	0.18	15,253	2.09

Fourth Quarter	1,116	0.16	15,043	1.94

(1)	Amounts include (in thousands) $61, $37, $35 and $25 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2009, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(2)	Amounts include (in thousands) $927, $541, $361 and $219 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2008, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)	Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. With certain exceptions, the Bank’s policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. Taking into consideration its current retained earnings policy target, as well as its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2010 at or slightly above the average federal funds rate for the period from October 1, 2009 through September 30, 2010. For a discussion of the Bank’s current retained earnings policy target, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Retained Earnings and Dividends.
The Bank’s Board of Directors recently approved a dividend in the form of capital stock for the first quarter of 2010 at an annualized rate of 0.375 percent (which exceeds the upper end of the Federal Reserve’s target for the federal funds rate for the fourth quarter of 2009 by 12.5 basis points). The first quarter 2010 dividend, to be applied to average capital stock held during the period from October 1, 2009 through December 31, 2009, is payable on March 31, 2010.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2009		2008		2007		2006		2005
Balance sheet (at year end)
Advances	$47,262,574		$60,919,883		$46,298,158		$41,168,141		$46,456,958
Investments (1)(2)	13,491,819		17,388,015		16,400,655		13,429,450		17,161,557
Mortgage loans(3)	259,857		327,320		381,731		449,893		542,772
Allowance for credit losses on mortgage loans	240		261		263		267		294
Total assets (2)	65,092,076		78,932,898		63,458,256		55,457,966		64,519,215
Consolidated obligations — discount notes	8,762,028		16,745,420		24,119,433		8,225,787		11,219,806
Consolidated obligations — bonds	51,515,856		56,613,595		32,855,379		41,684,138		46,121,709
Total consolidated obligations(4)	60,277,884		73,359,015		56,974,812		49,909,925		57,341,515
Mandatorily redeemable capital stock(5)	9,165		90,353		82,501		159,567		319,335
Capital stock — putable	2,531,715		3,223,830		2,393,980		2,248,147		2,298,622
Retained earnings	356,282		216,025		211,762		190,625		178,494
Accumulated other comprehensive income (loss)	(65,965)		(1,435)		(570)		748		(2,677)
Total capital	2,822,032		3,438,420		2,605,172		2,439,520		2,474,439
Dividends paid(5)	7,807		75,078		108,641		110,049		89,813

Income statement
Net interest income (6)	$76,476		$150,358		$223,026		$216,292		$222,559
Provision (release of allowance) for credit losses	—		—		—		—		(56)
Other income	200,355		22,580		9,505		1,279		157,585
Other expense	75,290		64,813		55,296		49,820		50,223
Assessments	53,477		28,784		47,457		45,571		88,498
Income before cumulative effect of change in accounting principle (3)	148,064		79,341		129,778		122,180		241,479
Net income (3)	148,064		79,341		129,778		122,180		242,387

Performance ratios
Net interest margin(7)	0.11%		0.20%		0.40%		0.37%		0.34%
Return on average assets (2)(3)	0.21		0.11		0.24		0.21		0.37
Return on average equity (3)	4.92		2.52		5.58		4.98		8.90
Return on average capital stock (3)(8)	5.39		2.73		6.18		5.42		9.66
Total average equity to average assets(2)	4.30		4.23		4.22		4.29		4.20
Regulatory capital ratio(2)(9)	4.45		4.47		4.24		4.69		4.33
Dividend payout ratio (5)(10)	5.27		94.63		83.71		90.07		37.05

Ratio of earnings to fixed charges	1.26	X	1.05	X	1.07	X	1.06	X	1.16	X

Average effective federal funds rate (11)	0.16%		1.92%		5.02%		4.97%		3.22%

(1)	Investments consist of federal funds sold, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)	In accordance with new accounting guidance that became effective on January 1, 2008, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of this guidance, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The investments and total asset balances at December 31, 2007, 2006 and 2005 have been adjusted to reflect the retrospective application of this guidance. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the asset-based performance ratios for periods prior to 2008 do not reflect any adjustments for the retrospective application of this guidance.

(3)	Effective January 1, 2005, the Bank changed its method of accounting for the amortization and accretion of premiums and discounts on mortgage loans from the retrospective method to the contractual method. This change resulted in a $1.2 million cumulative increase in the balance of mortgage loans at that date. Net of assessments, the cumulative effect of this change in accounting principle increased 2005 earnings by $908,000.

(4)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2009, 2008, 2007, 2006 and 2005, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $0.931 trillion, $1.252 trillion, $1.190 trillion, $0.952 trillion and $0.937 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $59.9 billion, $72.9 billion, $57.0 billion, $50.2 billion and $57.8 billion, respectively.

(5)	Mandatorily redeemable capital stock represents capital stock that is classified as a liability under GAAP. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $0.2 million, $2.0 million, $6.6 million, $10.8 million and $11.6 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(6)	Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income (expense) associated with such agreements totaled $107.6 million, $5.0 million, ($0.4 million), ($2.2 million) and ($28.4 million) for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(7)	Net interest margin is net interest income as a percentage of average earning assets.

(8)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(9)	The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets.

(10)	Dividend payout ratio is computed by dividing dividends paid by net income for the year.

(11)	Rates obtained from the Federal Reserve Statistical Release.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007 beginning on page F-1 of this Annual Report on Form 10-K.
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
Overview
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Federal Home Loan Banks Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency has responsibility to ensure that the FHLBanks: (i) operate in a safe and sound manner (including the maintenance of adequate capital and internal controls); (ii) foster liquid, efficient, competitive and resilient national housing finance markets; (iii) comply with applicable laws, rules, regulations, guidelines and orders (including the HER Act and the FHLB Act); (iv) carry out their statutory mission only through authorized activities; and (v) operate and conduct their activities in a manner that is consistent with the public interest. Consistent with these responsibilities, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provided that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency. For additional discussion regarding the Finance Agency, see Item 1 — Business — Legislative and Regulatory Developments.

The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. Effective with the enactment of the HER Act, Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, state and local housing authorities that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that generally meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time. During each quarter of 2009, the Bank paid dividends at the average effective federal funds rate for the immediately preceding quarter. The average effective federal funds rate of 0.51 percent for the fourth quarter of 2008 was below the Federal Reserve’s average federal funds target rate of 1.06 percent, while the average effective federal funds rate for each of the first three quarters of 2009 was below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods.
The Bank’s capital stock is not publicly traded and can only be held by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and, with the prior approval of the Bank, transferred only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of February 28, 2010, Moody’s had assigned a deposit rating of Aaa/P-1 to each individual FHLBank and none of the FHLBanks were on its Watchlist. At that same date, S&P had assigned long-term counterparty credit ratings of AAA/A-1+ to 10 of the FHLBanks (including the Bank) and AA+/A-1+ to the FHLBanks of Seattle and Chicago. In addition, as of February 28, 2010, S&P had assigned stable outlooks to all 12 of the FHLBanks.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.

The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Topic 815 of the Financial Accounting Standards Board Accounting Standards Codification entitled “Derivatives and Hedging” (“ASC 815”). For a discussion of ASC 815, see the sections below entitled “Financial Condition — Derivatives and Hedging Activities” and “Critical Accounting Policies and Estimates.”
The Bank considers its “core earnings” to be net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments required by ASC 815 (except for net interest payments associated with derivatives); and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s core earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets and its core earnings and returns on capital stock (based on core earnings) generally tend to follow short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average federal funds rate. The following table summarizes the Bank’s return on average capital stock (based on reported results), the average effective federal funds rate and the Bank’s dividend payment rate for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Earnings

Return on average capital stock	5.39%	2.73%	6.18%

Average effective federal funds rate	0.16%	1.92%	5.02%

Dividends

Weighted average of dividend rates paid (1)	0.25%	2.92%	5.21%

Reference average effective federal funds rate (reference rate) (2)	0.25%	2.92%	5.21%

(1)	Computed as the average of the dividend rates paid in each quarter during the year weighted by the number of days in each quarter.

(2)	See discussion below for a description of the reference rate.
For a discussion of the Bank’s annual returns on capital stock and the reasons for the variability in those returns from year to year, see the section below entitled “Results of Operations.”
The Bank’s quarterly dividends are based upon its operating results, shareholders’ average capital stock holdings and the average federal funds rate for the immediately preceding quarter. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
To provide more meaningful comparisons between the average effective federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate.” For the years ended December 31,

2009, 2008 and 2007, the reference average effective federal funds rate reflects the average effective federal funds rate for the periods from October 1, 2008 through September 30, 2009, from October 1, 2007 through September 30, 2008 and from October 1, 2006 through September 30, 2007, respectively. For additional discussion regarding the Bank’s dividend declaration and payment process, see the section entitled “Financial Condition — Retained Earnings and Dividends.”
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
Financial Market Conditions
Although capital markets have not returned to pre-credit crisis conditions, credit market conditions during 2009 continued the trend of noticeable improvement that began in late 2008. Capital market participants were cautious throughout 2008 about the creditworthiness and liquidity of their investments, which curtailed overall market liquidity throughout most of that year. The impact of this caution was particularly acute during the last half of the third quarter and the first half of the fourth quarter of 2008.
In 2008, the U.S. and other governments and their central banks developed and implemented aggressive initiatives in an effort to provide support for and to restore the functioning of the global credit markets. Those programs included the implementation by the United States Department of the Treasury (the “Treasury”) of the Troubled Asset Relief Program (“TARP”) authorized by Congress in October 2008 and the Federal Reserve’s purchases of commercial paper, agency debt securities (including FHLBank debt) and mortgage-backed securities. In addition, the Federal Reserve’s discount window lending and Term Auction Facility (“TAF”) for auctions of short-term liquidity, the expansion of insured deposit limits and the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (“TLGP”) provided additional liquidity support for depository institutions. As conditions improved in 2009, the level of support provided by some of these government programs stabilized or contracted. For instance, direct lending by the Federal Reserve to depository institutions reached approximately $530 billion by December 31, 2008 and remained at about that level through April 2009 before declining to about $320 billion at the end of June 2009, $206 billion at September 30, 2009 and $96 billion at December 31, 2009. Otherwise unsecured debt issued by commercial banks and guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) reached approximately $330 billion by March 31, 2009, remained near that level at June 30, 2009 and declined to approximately $309 billion at both September 30, 2009 and December 31, 2009. The TARP, TLGP and TAF programs are scheduled to expire in 2010.
In addition to those actions to provide additional direct liquidity to the markets, the Federal Reserve Board, through its Federal Open Market Committee, reduced its target for the federal funds rate first from 2.00 percent to 1.00 percent in two steps during October 2008, and then subsequently reduced the target to a range between 0 and 0.25 percent. The Federal Open Market Committee maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009.
The government programs discussed above increased the amount of liquidity in the market, thereby reducing the demand for federal funds which in turn resulted in an effective federal funds rate below the upper end of the targeted range for all of 2009 (the targeted rate was zero to 25 basis points). In October 2008, the Federal Reserve began paying interest on required and excess reserves held by depository institutions, and throughout 2009 the rate was equivalent to the upper boundary of the targeted range for federal funds. As a result, most commercial banks began to retain their excess liquidity at the Federal Reserve rather than selling federal funds in the market, substantially reducing the volume of overnight federal funds trading. Because GSEs cannot earn interest on their reserves at the Federal Reserve, these institutions have continued to sell their excess liquidity in the federal funds market. However, the lack of demand for such funds has resulted in the effective funds rate remaining below the upper end of the target range for the federal funds rate.
One- and three-month LIBOR rates fell from 3.93 percent and 4.05 percent, respectively, at September 30, 2008 to 0.44 percent and 1.43 percent, respectively, as of December 31, 2008. One- and three-month LIBOR rates stabilized and the spread between those rates shrank during 2009, with one- and three-month LIBOR ending the year at 0.23 percent and 0.25 percent, respectively. More stable one- and three-month LIBOR rates, combined with smaller spreads between those two indices and between those indices and overnight lending rates, suggest some degree of general improvement in the inter-bank lending markets.

The following table presents information on various market interest rates at December 31, 2009 and 2008 and various average market interest rates for the years ended December 31, 2009, 2008 and 2007.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2009	2008	2009	2008	2007
Federal Funds Target (1)	0.25%	0.25%	0.25%	2.08%	5.05%
Average Effective Federal Funds Rate (2)	0.05%	0.14%	0.16%	1.92%	5.02%
1-month LIBOR (1)	0.23%	0.44%	0.33%	2.68%	5.25%
3-month LIBOR (1)	0.25%	1.43%	0.69%	2.93%	5.30%
2-year LIBOR (1)	1.42%	1.48%	1.41%	2.94%	4.91%
5-year LIBOR (1)	2.98%	2.13%	2.65%	3.69%	5.01%
10-year LIBOR (1)	3.97%	2.56%	3.44%	4.24%	5.24%
3-month U.S. Treasury (1)	0.06%	0.08%	0.15%	1.45%	4.46%
2-year U.S. Treasury (1)	1.14%	0.77%	0.96%	2.00%	4.36%
5-year U.S. Treasury (1)	2.69%	1.55%	2.20%	2.79%	4.42%
10-year U.S. Treasury (1)	3.85%	2.21%	3.26%	3.64%	4.63%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
During late 2008 and early 2009, the variety of government initiatives, the different types of support those initiatives provided the markets, and the announced sunset dates for those support mechanisms also had the effect of creating uncertainty around the appropriate relationship of prices for different types of financial instruments issued by different types of institutions. Pricing uncertainty, in combination with volatile conditions in the credit markets, motivated many investors to substantially limit their exposure to credit and liquidity risk. This led to increased demand for U.S. Treasury securities and short-term agency investments and diminished investors’ demand for any longer term investments, including callable and non-callable debt issued by the FHLBanks and the secondary market housing GSEs. These market dynamics were reflected in a variety of yield relationships between different benchmark market yields, including increases in the spreads between yields on short-term Treasury securities and other short-term rates such as one- and three-month LIBOR.
Economic conditions appear to be showing some early signs of eventual improvement, including positive growth in the gross domestic product (“GDP”) for the third and fourth quarters of 2009. While much of the significant deterioration in economic conditions that followed the disruptive financial market events of September 2008, including unemployment rates, has not reversed, and the economy has remained weak since that time, policy makers have interpreted recent data and the third and fourth quarter GDP data to indicate that the pace of economic decline has begun to reverse itself. Those early signs of improvement notwithstanding, the prospects for and potential timing of renewed economic growth (and employment growth in particular) remain very uncertain.
2009 In Summary
•	The Bank ended 2009 with total assets of $65.1 billion and total advances of $47.3 billion, a decrease from $78.9 billion and $60.9 billion, respectively, at the end of 2008. The decrease in advances for 2009 was attributable in large part to the repayment of approximately $8.2 billion of advances by three large borrowers, as further discussed in the section below entitled “Financial Condition — Advances.” The remaining decline in advances during 2009 was attributable to a decline in member demand which the Bank believes was due, at least in part, to increases in members’ deposit levels and reduced lending activity due to the economic recession, as well as the availability of federal government programs that provided members with more attractively priced sources of funding and liquidity than were available earlier in the credit crisis.

•	The Bank’s net income for 2009 was $148.1 million. Net interest income was $76.5 million and net gains on derivatives and hedging activities were $193.1 million.
•	The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which contributed significantly to the Bank’s income before assessments of $201.5 million for 2009. Had the net interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher (and its net gains on derivatives and hedging activities would have been lower) by $107.6 million for the year ended December 31, 2009.

The Bank’s net interest income for 2009 was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank issued debt with maturities that extended into 2009 instead of issuing very short-maturity debt. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. Due in large part to the negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets, the Bank’s net interest income was negative in the first quarter of 2009. The negative impact of this debt was minimal during the remainder of 2009 as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.

•	The $193.1 million in net gains on derivatives and hedging activities for the year included $107.6 million of net interest income on interest rate swaps accounted for as economic hedge derivatives, $62.5 million of net ineffectiveness-related gains on fair value hedges related to consolidated obligation bonds and $26.2 million of net gains on economic hedge derivatives (excluding net interest settlements).

During 2008, the Bank recognized $55.4 million of net ineffectiveness-related losses related to hedge ineffectiveness on interest rate swaps used to convert most of its fixed rate consolidated obligation bonds to LIBOR floating rates. Those losses were largely attributable to the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008. With relatively stable three-month LIBOR rates during the first quarter of 2009, these previous ineffectiveness-related losses reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the remainder of 2009, resulting in significantly lower ineffectiveness-related gains and losses during those periods.

The net gains on the Bank’s economic hedge derivatives during 2009 included gains on interest rate swaps used to hedge the risk of changes in spreads between the daily federal funds rate and three-month LIBOR. These gains, totaling $10.3 million, were due to the tightening of the spread between the two indices and changes in the future expectations for such spread. The net gains on economic hedge derivatives were also significantly impacted by net gains on the Bank’s portfolio of interest rate basis swaps that are used to hedge the risk of changes in spreads between one- and three-month LIBOR and net gains on interest rate caps that are used to hedge the impact that rising rates would have on its portfolio of collateralized mortgage obligation (“CMO”) LIBOR floaters with embedded caps. During 2009, net gains of $9.0 million and $14.3 million were recognized on interest rate basis swaps and interest rate caps, respectively.

The Bank held $24.3 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $32.1 million (excluding accrued interest) at December 31, 2009. If these swaps are held to maturity, these net unrealized gains will ultimately reverse in future periods in the form of unrealized losses, which will negatively impact the Bank’s earnings in those periods. The timing of this reversal will depend on the relative level and volatility of future interest rates. In addition, as of December 31, 2009, the Bank held $3.75 billion (notional) of stand-alone interest rate cap agreements with a fair value of $51.1 million that hedge CMO LIBOR floaters with embedded caps. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.
•	During 2009, unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities classified as held-to-maturity decreased from $277.0 million (40.9 percent of amortized cost) to $135.3 million (26.5 percent of amortized cost). Based on its year-end 2009 analysis of the securities in this portfolio, the Bank believes that the unrealized losses were principally the result of significant (albeit reduced) liquidity risk-related discounts in the non-agency mortgage-backed securities market and do not accurately reflect the actual historical or currently likely future credit performance of the securities. In assessing the expected credit performance of these securities, the Bank determined that it is likely that it will not fully recover the amortized cost basis of seven of its non-agency residential mortgage-backed securities and, accordingly, these securities (with an aggregate unpaid principal balance of $148.0 million as of December 31, 2009) were deemed to be other-than-temporarily impaired during 2009. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009, which the Bank early adopted effective January 1, 2009, the credit components of the impairment losses ($4.0 million) were recognized in earnings while the non-credit components of the impairment losses ($75.9 million) were recognized in other comprehensive income. Prospects for future housing market conditions, which will influence whether the Bank will record any additional other-than-temporary impairment charges on these or any other securities in the future, remain uncertain.

•	At all times during 2009, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $356.3 million at December 31, 2009 from $216.0 million at December 31, 2008.

•	During 2009, the Bank paid dividends totaling $7.8 million; the quarterly dividends during the year were paid at rates that equaled the benchmark average effective federal funds rate for the applicable reference periods. While there can be no assurances about 2010 earnings, dividends, or regulatory actions, the Bank currently anticipates that its 2010 earnings will be sufficient both to pay quarterly dividends at a rate equal to or slightly above the average federal funds rate and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.
Financial Condition
The following table provides selected period-end balances as of December 31, 2009, 2008 and 2007, as well as selected average balances for the years ended December 31, 2009, 2008 and 2007. As shown in the table, the Bank’s total assets decreased by 17.5 percent (or $13.8 billion) during the year ended December 31, 2009 after increasing by 24.4 percent (or $15.5 billion) during the year ended December 31, 2008. The decrease in total assets during the year ended December 31, 2009 was primarily attributable to a $13.7 billion decrease in advances. As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2009, total consolidated obligations decreased by $13.1 billion, as consolidated obligation bonds decreased by $5.1 billion and consolidated obligation discount notes declined by $8.0 billion.
During the year ended December 31, 2008, total assets increased by $15.5 billion, due largely to a $14.6 billion increase in advances. The funding for those assets also increased during the year ended December 31, 2008, as consolidated obligation bonds increased by $23.8 billion and consolidated obligation discount notes declined by $7.4 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31,
	2009		2008		2007
		Percentage		Percentage
		Increase		Increase
	Balance	(Decrease)	Balance	(Decrease)	Balance
Advances	$47,263	(22.4)%	$60,920	31.6%	$46,298
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	3,600	*	—	—	—
Interest-bearing deposits	—	(100.0)	3,684	*	1
Federal funds sold (2)	2,063	10.2	1,872	(75.0)	7,500
Commercial paper	—	—	—	(100.0)	994
Long-term investments (3)	11,425	(3.4)	11,829	49.7	7,902
Mortgage loans, net	260	(20.5)	327	(14.2)	381
Total assets	65,092	(17.5)	78,933	24.4	63,458
Consolidated obligations — bonds	51,516	(9.0)	56,614	72.3	32,855
Consolidated obligations — discount notes	8,762	(47.7)	16,745	(30.6)	24,120
Total consolidated obligations	60,278	(17.8)	73,359	28.8	56,975
Mandatorily redeemable capital stock	9	(90.0)	90	8.4	83
Capital stock	2,532	(21.5)	3,224	34.7	2,394
Retained earnings	356	64.8	216	1.9	212
Average total assets	70,018	(6.2)	74,641	35.6	55,056
Average capital stock	2,749	(5.6)	2,911	38.6	2,101
Average mandatorily redeemable capital stock	56	(1.8)	57	(45.2)	104

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. This amount is classified as “Cash and Due From Banks” in the Bank’s statement of condition.

(2)	The balance at December 31, 2007 includes $400 million of federal funds sold to another FHLBank.

(3)	Consists of securities classified as held-to-maturity (other than short-term commercial paper) and available-for-sale.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2009, 2008 and 2007.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2009			2008		2007
	Amount	Percent		Amount	Percent	Amount	Percent
Commercial banks	$41,924	89	%(1)	$29,889	50%	$14,797	32%
Thrift institutions	3,249	7	(1)	27,687	46	27,825	60
Credit unions	1,347	3		1,565	3	1,966	4
Insurance companies	301	1		243	—	208	1

Total member advances	46,821	100		59,384	99	44,796	97

Housing associates	11	—		131	—	5	—
Non-member borrowers	76	—		730	1	1,338	3

Total par value of advances	$46,908	100%		$60,245	100%	$46,139	100%

Total par value of advances outstanding to CFIs (2)	$9,758	21%		$11,530	19%	$6,401	14%

(1)	During 2009, the thrift charter of Wachovia Bank, FSB was converted to a national bank charter and then merged into Wells Fargo Bank South Central, National Association. This institution had outstanding advances of $18.2 billion at December 31, 2009. These actions were the primary reason for the significant increase in advances to commercial banks (and corresponding decrease in advances to thrift institutions) between December 31, 2008 and December 31, 2009.

(2)	The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2009, 2008 and 2007 based upon the definitions of CFIs that applied as of those dates. At December 31, 2007, CFIs were defined as FDIC-insured institutions with average total assets over the three prior years of less than $599 million. With the enactment of the HER Act on July 30, 2008, CFIs were redefined as FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1 billion, as adjusted annually for inflation. For additional discussion, see Item 1 — Business — Legislative and Regulatory Developments.
At December 31, 2009, the carrying value of the Bank’s advances portfolio totaled $47.3 billion, compared to $60.9 billion and $46.3 billion at December 31, 2008 and 2007, respectively. The par value of advances outstanding at December 31, 2009, 2008 and 2007 was $46.9 billion, $60.2 billion and $46.1 billion, respectively.
Advances to members grew steadily over the course of the first nine months of 2008, peaking near the end of the third quarter when conditions in the financial markets were particularly unsettled. Advances growth during this period was generally spread across all segments of the Bank’s membership base, as the then prevailing credit market conditions appeared to lead members to increase their borrowings in order to increase their liquidity, to take advantage of borrowing rates that were relatively attractive compared with alternative wholesale funding sources, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost. Advances subsequently declined during the fourth quarter of 2008 and the year ended December 31, 2009 as market conditions calmed and the economy weakened.

During the year ended December 31, 2008, the Bank’s outstanding advances increased by $14.1 billion, a significant portion of which was attributable to increases in advances to two borrowers. In February 2008, Comerica Bank, which had recently relocated its charter to the Ninth District, became a member of the Bank. As of December 31, 2008, Comerica Bank had outstanding advances of $8.0 billion and was the Bank’s second largest borrower. In addition, advances to the Bank’s largest borrower, Wells Fargo Bank South Central, National Association (“WFSC”), formerly Wachovia Bank, FSB, increased by $5.0 billion during 2008. The increase in advances to these borrowers was partially offset by a $2.1 billion decrease in advances to Franklin Bank, S.S.B during 2008. On November 7, 2008, the Texas Department of Savings and Mortgage Lending closed Franklin Bank, S.S.B., and the FDIC was named receiver. At that time, Franklin Bank, S.S.B. had outstanding advances totaling $1.0 billion. On November 12, 2008, these advances were fully repaid.
During 2009, advances to the Bank’s ten largest borrowers decreased by $9.1 billion, contributing significantly to the overall decline in advances balances during the year. Advances to WFSC, Comerica Bank and Guaranty Bank (“Guaranty”) declined by $4.0 billion, $2.0 billion and $2.2 billion, respectively, during 2009. On August 21, 2009, the Office of Thrift Supervision closed Guaranty and the FDIC was named receiver. Guaranty was the Bank’s third largest borrower and shareholder at August 21, 2009, with $2.0 billion of advances outstanding at that date; all of these advances were repaid in August and September 2009. The remaining decline in advances during 2009 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due, at least in part, to increases in members’ deposit levels and reduced lending activity due to the economic recession, as well as the availability of federal government programs that provided members with more attractively priced sources of funding and liquidity than were available earlier in the credit crisis.
At December 31, 2009, advances outstanding to the Bank’s ten largest borrowers totaled $30.1 billion, representing 64.2 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s ten largest borrowers as of December 31, 2009.
TEN LARGEST BORROWERS AS OF DECEMBER 31, 2009
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$18,247	38.9%
Comerica Bank	Dallas	TX	6,000	12.8
International Bank of Commerce	Laredo	TX	1,244	2.7
Bank of Texas, N.A.	Dallas	TX	901	1.9
Southside Bank	Tyler	TX	855	1.8
Beal Bank Nevada (2)	Las Vegas	NV	721	1.5
First National Bank	Edinburg	TX	595	1.3
Arvest Bank	Rogers	AR	586	1.2
First Community Bank	Taos	NM	497	1.1
Renasant Bank	Tupelo	MS	458	1.0

			$30,104	64.2%

(1)	Formerly Wachovia Bank, FSB

(2)	Beal Bank Nevada is chartered in Las Vegas, NV, but maintains its home office in Plano, TX.
As of December 31, 2008 and 2007, advances outstanding to the Bank’s ten largest borrowers comprised $39.2 billion (65.1 percent) and $30.2 billion (65.3 percent), respectively, of the total advances portfolio.
Effective December 31, 2008, Wells Fargo & Company (“Wells Fargo”) acquired Wachovia Corporation, the holding company for Wachovia Bank, FSB (“Wachovia”), the Bank’s largest borrower and shareholder. Wells Fargo is headquartered in the Eleventh District of the FHLBank System and affiliates of Wells Fargo have historically maintained charters in the Fourth, Eighth, Eleventh and Twelfth Districts of the FHLBank System, which are served by the FHLBanks of Atlanta, Des Moines, San Francisco and Seattle, respectively. Following a reorganization and relocation of charters in the fourth quarter of 2009, Wachovia became part of WFSC, whose charter was relocated to Texas and whose application for membership in the Bank was approved on December 30, 2009. As indicated in the table above, WFSC had $18.2 billion of advances outstanding as of December 31, 2009, which represented 38.9 percent of the Bank’s total outstanding advances at that date. WFSC’s advances are scheduled to mature between March 2010 and October 2013. While Wells Fargo has maintained a membership relationship with the Bank, the Bank is currently unable to predict whether WFSC will alter its predecessor’s borrowing relationship with the Bank.
During the years ended December 31, 2009, 2008 and 2007, Wachovia/WFSC accounted for 29.7 percent, 38.6 percent and 37.2 percent, respectively, of the Bank’s total interest income from advances.
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
For the reasons cited above, the Bank would expect the impact of a significant reduction in advances to WFSC (or any other large borrower) to be negative. However, the Bank believes its ability to adjust its capital levels in response to any reduction in advances outstanding would mitigate to some extent the negative impact on the Bank’s shareholders.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of December 31, 2009 and 2008.
COMPOSITION OF ADVANCES
(Dollars in millions)

	December 31, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$5,164	11.0%	$10,745	17.8%
Maturity 1 month to 12 months	4,232	9.0	3,404	5.6
Maturity greater than 1 year	5,602	12.0	7,446	12.4
Fixed rate, amortizing	3,282	7.0	3,654	6.1
Fixed rate, putable	4,037	8.6	4,201	7.0

Total fixed rate advances	22,317	47.6	29,450	48.9

Floating rate advances
Maturity less than one month	11	—	390	0.6
Maturity 1 month to 12 months	5,052	10.8	5,695	9.5
Maturity greater than 1 year	19,528	41.6	24,710	41.0

Total floating rate advances	24,591	52.4	30,795	51.1

Total par value	$46,908	100.0%	$60,245	100.0%

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
In addition, as described in Item 1 — Business, the Bank reviews the financial condition of its depository institution members on at least a quarterly basis to identify any members whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At December 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2008, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of interest-bearing deposits at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
Long-Term Investments
At December 31, 2009 and 2008, the Bank’s long-term investment portfolio was comprised of approximately $11.3 billion and $11.7 billion, respectively, of mortgage-backed securities (“MBS”) and $0.1 billion and $0.1 billion, respectively, of U.S. agency debentures. The Bank’s long-term investment portfolio includes securities that are classified for balance sheet purposes as either held-to-maturity or available-for-sale as set forth in the following tables.

COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2009	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$59	$—	$59	$59

MBS portfolio
U.S. government guaranteed obligations	24	—	24	24
Government-sponsored enterprises	10,838	—	10,838	10,863
Non-agency residential MBS	445	—	445	376
Non-agency commercial MBS	56	—	56	57

Total MBS	11,363	—	11,363	11,320

State housing agency debenture	3	—	3	3

Total long-term investments	$11,425	$—	$11,425	$11,382

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2008	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
U.S. agency debentures
U.S. government guaranteed obligations	$66	$—	$66	$66

MBS portfolio
U.S. government guaranteed obligations	29	—	29	28
Government-sponsored enterprises	10,629	99	10,728	10,386
Non-agency residential MBS	677	—	677	400
Non-agency commercial MBS	297	28	325	287

Total MBS	11,632	127	11,759	11,101

State housing agency debenture	4	—	4	3

Total long-term investments	$11,702	$127	$11,829	$11,170

Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution required, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), including CMOs or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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

The Bank’s expanded investment authority granted by this authorization is scheduled to expire on March 31, 2010, after which the Bank may not purchase additional mortgage securities if such purchases would cause the aggregate book value of its MBS holdings to exceed an amount equal to 300 percent of its total capital provided, however, that the expiration of the expanded investment authority will not require the Bank to sell any agency mortgage securities it had purchased in accordance with the terms of the resolution. The Bank has submitted a request to the Finance Agency seeking to maintain its investment authority at an amount equal to 400 percent of its total regulatory capital for a period up to an additional three years. The Bank is unable to predict whether the Finance Agency will approve this request.
As of December 31, 2009, the Bank held $11.3 billion (carrying value) of MBS, which represented 392 percent of its total regulatory capital at that date. While the Bank currently has capacity under applicable policies and regulations to purchase additional U.S. agency debentures, it does not currently anticipate purchasing such securities in the foreseeable future.
During the year ended December 31, 2009, the Bank acquired $2.9 billion ($3.0 billion par value) of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these securities are subject to interest rate caps. During the year, proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $3.2 billion and $42.5 million, respectively. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise mortgage-backed security) with an amortized cost (determined by the specific identification method) of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. The Bank did not sell any other long-term investments during the year ended December 31, 2009.
During the year ended December 31, 2008, the Bank acquired (based on trade date) $6.180 billion of long-term investments, all of which had settled as of December 31, 2008. The Bank acquired $5.830 billion ($5.996 billion par value) of LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that it designated as held-to-maturity and one LIBOR-indexed floating rate CMO issued by Fannie Mae (a $97.7 million par value security that the Bank acquired in June 2008 at a cost of $93.3 million), which the Bank classified as available-for-sale. In addition, during the first quarter of 2008, the Bank purchased $257 million ($250 million par value) of U.S. agency debentures; these investments were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. In April 2008, the Bank sold all of the U.S. agency debentures that it had acquired during the first quarter of 2008 and terminated the associated interest rate swaps. The realized gains on the sales of these available-for-sale securities totaled $2.8 million. This action was taken in response to favorable opportunities in the market at that time. In addition, on October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. Proceeds from the sale totaled $56.5 million, resulting in a realized loss at the time of sale of $3.7 million, of which $2.5 million had been recognized in the third quarter of 2008 as an other-than-temporary impairment charge because the Bank no longer had the intent as of September 30, 2008 to hold this security through to recovery of the unrealized loss. At September 30, 2008, the amortized cost of this security exceeded its estimated fair value at that date by $2.5 million.
The Bank did not sell any other long-term investments during the year ended December 31, 2008; during this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $1.7 billion and $268 million, respectively.
During the year ended December 31, 2007, the Bank acquired (based on trade date) $1.6 billion of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that it designated as held-to-maturity; during this same year, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $1.2 billion and $354 million, respectively. The Bank did not sell any available-for-sale securities during 2007.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of December 31, 2009 and 2008.

COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	December 31, 2009		December 31, 2008
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate MBS
Floating rate CMOs
U.S. government guaranteed	$24	$24	$29	$29
Government-sponsored enterprises	10,985	10,835	10,880	10,714
Non-agency RMBS	515	445	677	677

Total floating rate CMOs	11,524	11,304	11,586	11,420

Interest rate swapped MBS(2)
Triple-A rated non-agency CMBS (3)	—	—	29	28
Government-sponsored enterprise DUS(4)	—	—	10	10

Total swapped MBS	—	—	39	38

Total floating rate MBS	11,524	11,304	11,625	11,458

Fixed rate MBS
Government-sponsored enterprises	3	3	4	4
Triple-A rated non-agency CMBS(5)	56	56	297	297

Total fixed rate MBS	59	59	301	301

Total MBS	$11,583	$11,363	$11,926	$11,759

(1)	Balances represent the principal amounts of the securities.

(2)	In the interest rate swapped MBS transactions, the Bank had entered into balance-guaranteed interest rate swaps in which it paid the swap counterparty the coupon payments of the underlying security in exchange for LIBOR-indexed coupons.

(3)	CMBS = Commercial mortgage-backed securities.

(4)	DUS = Designated Underwriter Servicer.

(5)	The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
Unrealized losses on the Bank’s MBS classified as held-to-maturity decreased from $557 million at December 31, 2008 to $188 million at December 31, 2009. The Bank did not have any securities classified as available-for-sale at December 31, 2009. At December 31, 2008, unrealized losses on the Bank’s MBS classified as available-for-sale totaled $1.7 million. The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of December 31, 2009 and 2008.
UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	December 31, 2009		December 31, 2008
	Gross	Unrealized Losses	Gross	Unrealized Losses
	Unrealized	as Percentage of	Unrealized	as Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost
Government guaranteed	$—	0.3%	$1	2.8%
Government-sponsored enterprises	53	0.5%	270	2.5%
Non-agency residential MBS	135	26.5%	277	40.9%
Non-agency commercial MBS	—	0.0%	11	3.4%

	$188		$559

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency (i.e., private label) residential mortgage-backed securities, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at December 31, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities, the Bank expects that its holdings of U.S. government guaranteed debentures, state housing agency debentures, U.S. government guaranteed MBS and government-sponsored enterprise MBS that were in an unrealized loss position as of December 31, 2009 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value for these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2009.
As of December 31, 2009, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $135 million, which represented 26.5 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of significant (albeit reduced) liquidity risk-related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of December 31, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch and remain unchanged as of March 15, 2010.

Credit Rating	Number of Securities	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	20	$205,906	$205,906	$184,462	$21,444
Double-A	5	51,717	51,717	35,511	16,206
Single-A	2	38,623	38,623	25,932	12,691
Triple-B	5	72,033	61,374	40,583	31,450
Double-B	4	40,376	29,529	23,300	17,076
Single-B	3	58,804	29,035	33,042	25,762
Triple-C	1	43,923	28,614	33,286	10,637

Total	40	$511,382	$444,798	$376,116	$135,266

At December 31, 2009, the Bank’s portfolio of non-agency RMBS was comprised of 40 securities with an aggregate unpaid principal balance of $515 million: 21 securities with an aggregate unpaid principal balance of $267 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $248 million are backed by option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2008, the Bank’s non-agency RMBS portfolio was comprised of 42 securities with an aggregate unpaid principal balance of $677 million (the securities backed by fixed rate loans had an aggregate unpaid principal balance of $395 million while the securities backed by option ARM loans had an aggregate unpaid principal balance of $282 million). All of these investments are classified as held-to-maturity securities. The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2009 by collateral type and year of securitization.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average (1)	Current (4)
Fixed Rate Collateral 2006	1	$46	$44	$33	$11	12.04%	8.58%	8.89%	8.58%
2005	1	31	31	22	9	8.80%	10.33%	6.84%	10.33%
2004	5	37	37	34	3	4.14%	18.38%	6.00%	16.14%
2003	11	141	141	130	11	0.87%	6.74%	3.98%	5.01%
2002 and prior	3	12	12	11	1	6.40%	20.92%	4.46%	16.73%

	21	267	265	230	35	4.41%	9.71%	5.45%	5.01%

Option ARM Collateral 2005	17	234	232	138	94	31.94%	47.98%	42.56%	30.13%
2004	2	14	14	8	6	31.02%	37.41%	30.08%	34.10%

	19	248	246	146	100	31.89%	47.39%	41.86%	30.13%

Total non-agency RMBS	40	$515	$511	$376	$135	17.65%	27.86%	22.99%	5.01%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2009, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 5.71 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
The following table provides the geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2009.
GEOGRAPHIC CONCENTRATION OF LOANS UNDERLYING
NON-AGENCY RMBS BY COLLATERAL TYPE

Fixed Rate Collateral
California	38.6%
New York	5.9
Florida	5.4
Texas	3.6
Virginia	2.3
All other	44.2

100.0%

Option ARM Collateral
California	61.7%
Florida	9.8
New York	3.3
Nevada	2.1
Virginia	2.0
All other	21.1

100.0%

As of December 31, 2009, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $92 million that were labeled as Alt-A at the time of issuance. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $51 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $41 million) are backed by option ARM loans. The Bank does not hold any MBS that were labeled as subprime at the time of issuance. The following table provides a summary as of December 31, 2009 of the Bank’s non-agency RMBS that were classified as Alt-A at the time of issuance.
SECURITIES LABELED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average	Current (4)
2005	3	$72	$71	$44	$27	28.14%	29.44%	25.41%	10.33%
2004	1	8	8	8	—	8.69%	23.65%	6.85%	23.65%
2002 and prior	2	12	12	11	1	6.65%	20.22%	4.55%	16.73%

Total	6	$92	$91	$63	$28	23.65%	27.74%	21.08%	10.33%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2009, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 0.18 percent to 3.12 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS with adverse risk characteristics as of March 31, 2009 and June 30, 2009 (including those securities that were determined to be other than temporarily impaired as of March 31, 2009) and for all of its non-agency RMBS holdings as of September 30, 2009 and December 31, 2009. The adverse risk characteristics used to select securities for cash flow analysis as of March 31, 2009 and June 30, 2009 included: the duration and magnitude of the unrealized fair value loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses were those that were implied by current delinquencies taking into account an assumed default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans were those that were 60 or more days past due, including loans in foreclosure and real estate owned.
In performing the quarterly cash flow analyses for its non-agency RMBS, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2009 assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of seven of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired during 2009. The difference between the present value of the cash flows expected to be collected from these seven securities and their amortized cost bases (i.e., the credit losses) aggregated $4.0 million in 2009. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, the previous amortized cost basis reduced by the amount of the credit loss), only the amounts related to the credit losses were recognized in earnings. The net non-credit portion of the other-than-temporary impairments, totaling $75.9 million, was recorded in other comprehensive income.
The following tables set forth additional information for each of the securities that were deemed to be other-than-temporarily impaired during 2009 (in thousands). The information is as of and for the year ended December 31, 2009. The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of December 31, 2009.
SUMMARY OF OTTI LOSSES FOR THE YEAR ENDED DECEMBER 31, 2009
(dollars in thousands)

	Period of			Credit	Non-Credit
	Initial	Credit	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Single-B	$13,139	$1,369	$11,770
Security #2	Q1 2009	Double-B	13,076	16	13,060
Security #3	Q2 2009	Triple-C	19,358	1,978	17,380
Security #4	Q2 2009	Triple-B	8,585	77	8,508
Security #5	Q3 2009	Single-B	11,738	284	11,454
Security #6	Q3 2009	Single-B	10,502	277	10,225
Security #7	Q3 2009	Triple-B	3,544	21	3,523

Totals			$79,942	$4,022	$75,920

SUMMARY OF OTTI SECURITIES AS OF DECEMBER 31, 2009
(dollars in thousands)

	Amortized Cost After		Accretion of
	Credit Component	Non-Credit	Non-Credit	Carrying	Estimated
	of OTTI	Component of OTTI	Component of OTTI	Value	Fair Value
Security #1	$16,391	$11,770	$2,163	$6,784	$9,434
Security #2	19,984	13,060	2,214	9,138	11,336
Security #3	43,923	17,380	2,069	28,612	33,286
Security #4	13,769	8,508	1,151	6,412	7,406
Security #5	22,773	11,454	807	12,126	13,353
Security #6	19,640	10,225	711	10,126	10,254
Security #7	7,508	3,523	221	4,206	4,169

Totals	$143,988	$75,920	$9,336	$77,404	$89,238

Several factors contributed to the recognition of projected credit losses on the Bank’s non-agency RMBS during 2009, including lower forecasted housing prices followed by a slower anticipated housing price recovery, lower expected voluntary prepayment rates and higher projected losses on defaulted loans.
For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2009, the following table presents a summary of the significant inputs used to measure the amount of the most recent credit loss recognized in earnings (dollars in thousands):

				Quarterly	Significant Inputs(2)
			Unpaid Principal	Period of	Projected	Projected	Projected	Current Credit
	Year of	Collateral	Balance as of	Most Recent	Prepayment	Default	Loss	Enhancement as of
	Securitization	Type (1)	December 31, 2009	Impairment	Rate	Rate	Severity	December 31, 2009(3)
Security #1	2005	Alt-A/Option ARM	$17,764	Q3 2009	6.4%	77.1%	48.2%	37.5%
Security #2	2005	Alt-A/Option ARM	20,000	Q3 2009	8.4%	61.0%	51.3%	51.0%
Security #3	2006	Alt-A/Fixed Rate	45,905	Q4 2009	13.0%	31.3%	41.2%	8.6%
Security #4	2005	Alt-A/Option ARM	13,846	Q4 2009	6.5%	73.0%	42.9%	49.5%
Security #5	2005	Alt-A/Option ARM	23,058	Q4 2009	7.5%	75.9%	49.2%	49.1%
Security #6	2005	Alt-A/Option ARM	19,919	Q4 2009	8.2%	65.1%	38.1%	30.1%
Security #7	2004	Alt-A/Option ARM	7,520	Q3 2009	10.0%	55.0%	42.0%	34.1%

Total			$148,012

(1)	Security #1 and Security #5 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at December 31, 2009.

In addition to evaluating its non-agency RMBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in each of the third and fourth years and 3 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 11 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of December 31, 2009 (including the 7 securities that were determined to be other-than-temporarily impaired during 2009). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.
NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

						Hypothetical
					Credit Losses	Credit
					Recorded	Losses Under		Current
	Year of	Collateral	Carrying	Fair	in Earnings	Stress-Test	Collateral	Credit
	Securitization	Type (1)	Value	Value	During 2009	Scenario (2)	Delinquency (3)	Enhancement (4)
Security #1	2005	Alt-A/Option ARM	$6,784	$9,434	$1,369	$2,395	41.8%	37.5%
Security #2	2005	Alt-A/Option ARM	9,138	11,336	16	43	39.0%	51.0%
Security #3	2006	Alt-A/Fixed Rate	28,612	33,286	1,978	3,143	12.0%	8.6%
Security #4	2005	Alt-A/Option ARM	6,412	7,406	77	567	24.2%	49.5%
Security #5	2005	Alt-A/Option ARM	12,126	13,353	284	1,190	43.9%	49.1%
Security #6	2005	Alt-A/Option ARM	10,126	10,254	277	1,074	27.0%	30.1%
Security #7	2004	Alt-A/Option ARM	4,206	4,169	21	264	23.8%	34.1%
Security #8	2005	Alt-A/Option ARM	11,908	6,599	—	146	32.3%	49.5%
Security #9	2004	Alt-A/Option ARM	6,364	3,745	—	42	39.5%	41.3%
Security #10	2005	Alt-A/Option ARM	5,164	3,125	—	7	31.0%	48.2%
Security #11	2005	Alt-A/Option ARM	7,316	4,306	—	1	29.4%	49.4%

			$108,156	$107,013	$4,022	$8,872

(1)	Security #1 and Security #5 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.
(2)	Represents the credit losses that would have been recorded in earnings during the year ended December 31, 2009 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of December 31, 2009.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2009, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 1.40 percent to 4.33 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
In addition to its holdings of non-agency RMBS, as of December 31, 2009, the Bank held three non-agency commercial MBS with an aggregate unpaid principal balance, amortized cost and estimated fair value of $56.0 million, $56.1 million and $57.2 million, respectively. All of these securities were issued in 2000 and are classified as held-to-maturity. As of December 31, 2009, the portfolio’s weighted average collateral delinquency was 2.99 percent; at this same date, the current weighted average credit enhancement approximated 32.5 percent.
While most of its MBS portfolio is comprised of floating rate CMOs ($11.5 billion par value at December 31, 2009) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise dramatically. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2009, one-month LIBOR was 0.23 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($9.5 billion) was between 6.0 percent and 7.0 percent. As of December 31, 2009, one-month LIBOR rates were approximately 577 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.5 billion of interest rate caps with remaining maturities ranging from 39 months to 59 months as of December 31, 2009 and strike rates ranging from 6.0 percent to 6.5 percent and (ii) five forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.5 percent and 7.0 percent, respectively. The other three forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates ranging from 6.0 percent to 7.0 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s stand-alone CMO-related interest rate cap agreements as of December 31, 2009.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2013	$500	6.25%
Second quarter 2013	250	6.50%
First quarter 2014	500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	500	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014 (1)	250	6.50%
Second quarter 2015 (2)	250	6.50%
Fourth quarter 2015 (1)	250	6.00%
Fourth quarter 2015 (1)	250	7.00%
Second quarter 2016 (2)	250	7.00%

	$3,750

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.
Finance Agency regulations and Bank policies govern the Bank’s investments in unsecured money market instruments such as overnight and term federal funds, commercial paper and bank notes. Those regulations and policies establish limits on the amount of unsecured credit that may be extended to borrowers or to affiliated groups of borrowers, and require the Bank to base its investment limits on the long-term credit ratings of its counterparties.
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

Under its initial agreement with the FHLBank of Chicago, the Bank retained an interest (ranging from 1 percent to 49 percent) in loans that were delivered by its Participating Financial Institutions (“PFIs”), which are Bank members that joined the MPF Program. A participation interest equal to the remaining interest in the loans was acquired by the FHLBank of Chicago. In December 2002, the Bank and the FHLBank of Chicago agreed to modify the terms of the Bank’s participation in the MPF Program. Under the terms of the revised agreement, the Bank received a participation fee for mortgage loans that were delivered by Ninth District PFIs and the FHLBank of Chicago acquired a 100 percent interest in the loans. On April 23, 2008, the FHLBank of Chicago announced that it would no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from FHLBank members under the MPF Program. In its announcement, the FHLBank of Chicago indicated that it would acquire loans through July 31, 2008 and, as a result, it would only enter into new delivery commitments under existing master commitments that funded no later than that date. In addition, the FHLBank of Chicago indicated that it will continue to provide programmatic and operational support for loans already purchased through the program. As a result of this action and the Bank’s decision not to acquire any of the mortgage loans that would have been delivered to the FHLBank of Chicago under the terms of its previous arrangement, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs. In addition, after July 31, 2008, the Bank no longer receives participation fees from the FHLBank of Chicago. For a more complete description of the Bank’s participation in the MPF Program, see Item 1 – Business.
During the years ended December 31, 2008 and 2007, the Bank’s PFIs delivered $190 million and $179 million of mortgage loans, respectively, into the MPF Program, all of which were acquired by the FHLBank of Chicago. In connection with these mortgage loan deliveries, the Bank received participation fees from the FHLBank of Chicago of $200,000 and $187,000, respectively. No interest in loans was retained by the Bank during the years ended December 31, 2008 or 2007. At December 31, 2009 and 2008, the Bank held $260 million and $327 million, respectively, of residential mortgage loans originated under the MPF Program. As of these dates, 46 percent and 45 percent, respectively, of the outstanding balances were government guaranteed/insured. The Bank’s allowance for loan losses decreased from $261,000 at the end of 2008 to $240,000 at December 31, 2009, reflecting charge-offs. The Bank did not have any impaired loans at December 31, 2009 or 2008. In accordance with the guidelines of the MPF Program, the mortgage loans held by the Bank were underwritten pursuant to traditional lending standards for conforming loans. All of the Bank’s mortgage loans were acquired between 1998 and mid-2003 and the portfolio has exhibited a satisfactory payment history. As of December 31, 2009, loans 90 or more days past due that are not government guaranteed/insured approximated 0.4 percent of the portfolio, including loans in foreclosure, which represented 0.1 percent of the portfolio. Based in part on these attributes, as well as the Bank’s loss experience with these loans, the Bank believes that its allowance for loan losses is adequate.
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
The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 955) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2009, 2008 and 2007, the Bank paid CE fees totaling $120,000, $174,000 and $276,000, respectively. During these same periods, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $80,000, $85,000 and $27,000, respectively.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, nine mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of February 28, 2010, seven of the mortgage insurance providers were rated between single-A and single-B. S&P, Fitch and Moody’s no longer rate the other two mortgage insurance providers. Given the small amount of loans that are insured by the nine mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2009.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2009, 2008 and 2007, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $1,759,000, $1,644,000 and $1,327,000, respectively.
Consolidated Obligations and Deposits
At December 31, 2009, the carrying values of consolidated obligation bonds and discount notes totaled $51.5 billion and $8.8 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $51.2 billion and $8.8 billion, respectively.
At December 31, 2008, the carrying values of consolidated obligation bonds and discount notes totaled $56.6 billion and $16.7 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $56.0 billion and $16.9 billion, respectively.

During the year ended December 31, 2009, the Bank’s consolidated obligations (at par value) decreased by $12.9 billion, in line with the decrease in outstanding advances during the year; consolidated obligation bonds and discount notes decreased by $4.8 billion and $8.1 billion, respectively. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2009 and 2008.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(Par value, dollars in millions)

	December 31, 2009		December 31, 2008
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate, non-callable	$23,371	45.7%	$31,767	56.7%
Single-index floating rate	20,560	40.2	13,093	23.4
Callable step-up	3,473	6.8	78	0.1
Fixed rate, callable	3,277	6.4	11,054	19.8
Conversion	365	0.7	—	—
Callable step-down	125	0.2	15	—

Total par value	$51,171	100.0%	$56,007	100.0%

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
The FHLBanks rely extensively on the approved underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2009 and 2008 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed rate consolidated obligations that it issues to floating rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable rate coupon on the interest rate swap that resets to either one-month or three-month LIBOR. Typically, the calculation of the variable rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 15 basis points.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the growth of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality, such as debt guaranteed by the U.S. government under programs implemented to support the banking industry and the financial markets. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps.
Historically, a significant portion of the consolidated obligations that the Bank has issued have been callable bonds. Callable bonds provide the Bank with the right to redeem the instrument on predetermined call dates in the future. When hedging callable consolidated obligation bonds, the Bank sells an option to the interest rate swap counterparty that offsets the option the Bank owns to call the bond. If market interest rates decline, the swap counterparty will generally exercise its right to cancel the interest rate swap and the Bank will then typically call the consolidated obligation bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding and the Bank will then elect not to call the consolidated obligation bond.
In mid-2007, developments in the credit markets began to alter the relationships between the cost of consolidated obligation bonds and other instruments. During the first half of 2007, the yields for consolidated obligation bonds were generally lower than the rates for interest rate swaps having the same maturity and features as the consolidated obligation bonds. The relationship between the yield on newly issued consolidated obligation bonds relative to rates on interest rate swaps having the same maturity and features did not change significantly during this period. However, during the second half of 2007 and the first half of 2008, this relationship generally widened as consolidated obligation bond yields trended lower relative to interest rate swap rates. Similarly, during this same period, the yield on consolidated obligation discount notes declined relative to LIBOR. These decreases were due primarily to increased demand, as investors shifted their available funds away from asset-backed investments to government-guaranteed and agency debt. These market conditions and the relatively wide spread between LIBOR and other market rates generally resulted in lower costs relative to LIBOR for the Bank’s consolidated obligations that were issued during the first half of 2008.
As discussed in the section above entitled “Financial Market Conditions,” market developments during the second half of 2008 stimulated investors’ demand for short-term GSE debt and limited their demand for longer term debt. As a result, during the second half of 2008, the Bank’s potential funding costs associated with issuing long-maturity debt rose sharply relative to short-term debt, each as compared to three-month LIBOR on a swapped cash flow basis. These market conditions continued into early 2009 and, as a result, the Bank relied in large part on the issuance of short-term debt to meet its funding needs during the first half of 2009. The Bank’s access to debt with a wider range of maturities, and the pricing of those bonds, improved during the second half of 2009 and, therefore, the Bank relied on the issuance of short-maturity debt to a lesser extent during the second half of 2009 as compared to the previous 12 months.
During 2008 and 2009, the proportion of outstanding callable bonds (relative to years prior to 2008) decreased as existing callable bonds were called or matured, and demand for new callable bonds was limited due to strong investor preferences for short-term, high-quality assets. These preferences also contributed to an increase in the proportion of non-callable, short-term bullet and floating-rate bonds over this same period. At December 31, 2009 and 2008, 66.3 percent and 74.9 percent, respectively, of the Bank’s consolidated obligations were due in one year or less. By comparison, as of December 31, 2007, 59.9 percent of the Bank’s consolidated obligations were due in one year or less.

The following table is a summary of the Bank’s consolidated bonds and discount notes outstanding at December 31, 2009 and 2008, by contractual maturity (at par value):
CONSOLIDATED OBLIGATION BONDS AND DISCOUNT NOTES BY CONTRACTUAL MATURITY
(dollars in millions)

	December 31, 2009		December 31, 2008
Contractual Maturity	Amount	Percentage	Amount	Percentage
Due in one year or less	$39,716	66.3%	$54,610	74.9%
Due after one year through two years	9,164	15.3	9,784	13.4
Due after two years through three years	5,569	9.3	2,239	3.1
Due after three years through four years	1,085	1.8	1,689	2.3
Due after four years through five years	1,191	2.0	944	1.3
Thereafter	3,211	5.3	3,665	5.0

Total	$59,936	100.0%	$72,931	100.0%

Demand and term deposits were $1.5 billion, $1.4 billion and $3.1 billion at December 31, 2009, 2008 and 2007, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $3.2 billion at December 31, 2008 to $2.5 billion at December 31, 2009, while the Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.9 billion for the year ended December 31, 2008 to $2.7 billion for the year ended December 31, 2009. The decreases were due in large part to the decline in outstanding advances balances during 2009.
As described in Item 1 – Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. On February 22, 2007, the Bank’s Board of Directors approved a reduction in the membership investment requirement from 0.08 percent to 0.06 percent of each member’s total assets as of December 31, 2006 (and each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $25,000,000. This change became effective on April 16, 2007 and there have been no changes in the membership investment requirement percentage since that date. The activity-based investment requirement is currently 4.10 percent of outstanding advances, plus 4.10 percent of the outstanding principal balance of any MPF loans that were delivered pursuant to master commitments executed after September 2, 2003 and retained on the Bank’s balance sheet (of which there are none). There were no changes in the activity-based investment requirement percentages during the years ended December 31, 2009, 2008 or 2007. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchase that occurred on January 31, 2007, surplus stock was defined as stock in excess of 110 percent of the member’s minimum investment requirement. For the quarterly repurchases that occurred from April 30, 2007 through October 31, 2008, surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement. For the repurchases that occurred from January 30, 2009 through January 29, 2010, surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2009, excess stock held by the Bank’s members and former members totaled $292.2 million, which represented 0.4 percent of the Bank’s total assets as of that date.
The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2007. The significant increase in the number of shares repurchased on April 30, 2007 was attributable to the reduction in the membership investment requirement discussed above. The increases in the number of shares repurchased on July 31, 2008 and October 31, 2008 were due to repurchases associated with reductions in advances to one of the Bank’s largest borrowers.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2007	1,442,916	$144,292	$263
April 30, 2007	2,862,664	286,266	7,391
July 31, 2007	1,242,655	124,266	2,305
October 31, 2007	1,291,685	129,169	1,531
January 31, 2008	1,917,546	191,755	24,982
April 30, 2008	1,088,892	108,889	2,913
July 31, 2008	2,007,883	200,788	24,988
October 31, 2008	3,064,496	306,450	394
January 30, 2009	1,683,239	168,324	7,602
April 30, 2009	1,016,045	101,605	—
July 31, 2009	1,368,402	136,840	—
October 30, 2009	1,065,165	106,517	—
January 29, 2010	1,065,595	106,560	—
Accounting principles generally accepted in the United States of America (“GAAP”) require issuers to classify as liabilities certain financial instruments that embody obligations for the issuer (hereinafter referred to as “mandatorily redeemable financial instruments”). Pursuant to these requirements, the Bank generally reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, because the shares of capital stock then typically meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. As the repurchases presented in the table above are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying such repurchases to meet the definition of mandatorily redeemable financial instruments.
Mandatorily redeemable capital stock outstanding at December 31, 2009, 2008 and 2007 was $9.2 million, $90.4 million and $82.5 million, respectively. For the years ended December 31, 2009, 2008 and 2007, average mandatorily redeemable capital stock was $56.2 million, $57.5 million and $103.9 million, respectively.

The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of December 31, 2009, 2008 and 2007.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	December 31, 2009		December 31, 2008		December 31, 2007
	Number of		Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount	Institutions	Amount
Held by the FDIC, as receiver of Franklin Bank, S.S.B.	1	$29	1	$57,432	—	$—
Held by Capital One, National Association	1	976	1	26,350	1	60,719
Held by Washington Mutual Bank	—	—	1	103	1	15,436
Subject to withdrawal notice	8	1,900	5	1,198	4	920
Held by other non-members	14	6,260	10	5,270	10	5,426

Total	24	$9,165	18	$90,353	16	$82,501

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information). Total outstanding capital stock for regulatory purposes (i.e., capital stock classified as equity for financial reporting purposes plus mandatorily redeemable capital stock) decreased from $3.3 billion at the end of 2008 to $2.5 billion at December 31, 2009.
At December 31, 2009, the Bank’s ten largest shareholders (most of which were among the Bank’s ten largest borrowers) held $1.4 billion of capital stock, which represented 53.4 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s ten largest shareholders as of December 31, 2009.
TEN LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2009
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$799,097	31.4%
Comerica Bank	Dallas	TX	271,140	10.7
International Bank of Commerce	Laredo	TX	61,908	2.4
Beal Bank Nevada (2)	Las Vegas	NV	41,999	1.7
Bank of Texas, N.A.	Dallas	TX	39,540	1.6
Southside Bank	Tyler	TX	38,629	1.5
Arvest Bank	Rogers	AR	30,239	1.2
First National Bank	Edinburg	TX	27,101	1.1
BancorpSouth Bank	Tupelo	MS	23,465	0.9
First Community Bank	Taos	NM	23,103	0.9

			$1,356,221	53.4%

(1)	Formerly Wachovia Bank, FSB

(2)	Beal Bank Nevada is chartered in Las Vegas, NV, but maintains its home office in Plano, TX.
As of December 31, 2009, all of the stock held by the ten institutions shown in the table above was classified as capital in the statement of condition.

Retained Earnings and Dividends
During the year ended December 31, 2009, the Bank’s retained earnings increased by $140.3 million, from $216.0 million to $356.3 million. During 2009, the Bank paid dividends on capital stock totaling $7.8 million (excluding dividends that were classified as an increase in the mandatorily redeemable capital stock liability). The weighted average of the dividend rates paid during the year (computed as the average of the rates paid in each quarter weighted by the number of days in each quarter) was 0.25 percent. In comparison, the weighted average of the dividend rates paid for 2008 and 2007 were 2.92 percent and 5.21 percent, reflecting dividends of $75.1 million and $108.6 million, respectively. The weighted average of the dividend rates paid was equal to the reference average effective federal funds rate for the years ended December 31, 2009, 2008 and 2007. (For a discussion of the calculation of the reference rate, see the section above entitled “Overview.”)
The Bank is permitted by regulation to pay dividends only from previously retained earnings or current net earnings. Additional restrictions regarding the payment of dividends are discussed in Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors. The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (based on core earnings) generally track short-term interest rates.
The Bank declares and pays dividends after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated. Each quarterly dividend in 2009, 2008 and 2007 was based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average effective federal funds rates for the immediately preceding quarter.
The Bank has a retained earnings policy that calls for it to maintain retained earnings in an amount sufficient to protect against potential identified accounting or economic losses due to specified interest rate, credit and operations risks. The Bank’s current retained earnings policy target, which was last updated in December 2009, calls for the Bank to maintain a retained earnings balance of at least $243 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2009 retained earnings balance of $356.3 million exceeds the policy target balance, the Bank expects to continue to build its retained earnings in keeping with its long-term strategic objectives. With certain exceptions, the Bank’s retained earnings policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends.
On March 23, 2010, the Bank’s Board of Directors approved a dividend in the form of capital stock for the first quarter of 2010 at an annualized rate of 0.375 percent, which exceeds the upper end of the Federal Reserve’s target for the federal funds rate for the fourth quarter of 2009 by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2009 through December 31, 2009, will be paid on March 31, 2010.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the remainder of 2010 at or slightly above the reference average federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the average federal funds rate for the preceding quarter).
Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash. Stock dividends paid on capital stock that is classified as equity are reported as an issuance of capital stock. Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2009, 2008 and 2007, the Bank did not receive any stock redemption notices.

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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. All of the Bank’s derivative instruments that are designated in ASC 815 hedging relationships are hedging fair value risk attributable to changes in LIBOR, the designated benchmark interest rate. The Bank does not have any derivative instruments designated as cash flow hedges.
ASC 815 requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives are recorded each period in current earnings. ASC 815 also sets forth conditions that must exist in order for balance sheet items to qualify for hedge accounting. If an asset or liability qualifies for hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying hedge has an impact on current earnings.
Under ASC 815, periodic earnings variability occurs in the form of the net difference between changes in the fair values of the hedge (the derivative instrument) and the hedged item (the asset or liability), if any, for accounting purposes. For the Bank, two types of hedging relationships are primarily responsible for creating earnings volatility.
The first type involves transactions in which the Bank enters into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item (e.g., an advance, investment security or consolidated obligation). In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made and the changes in the fair values of the derivative and the hedged item are considered identical and offsetting (hereinafter referred to as the short-cut method). However, if the derivative or the hedged item do not have certain characteristics defined in ASC 815, the assumption of “no ineffectiveness” cannot be made, and the derivative and the hedged item must be marked to fair value independently (hereinafter referred to as the long-haul method). Under the long-haul method, the two components of the hedging relationship are marked to fair value using different discount rates, and the resulting changes in fair value are generally slightly different from one another. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of the Bank’s net income. Further, during periods in which short-term interest rates are volatile, the Bank may experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating rate leg of its interest rate swaps. The floating legs of most of the Bank’s fixed-for-floating interest rate swaps reset every three months and are then fixed until the next reset date. When short-term rates change significantly between the reset date and the valuation date, discounting the cash flows of the floating rate leg at current market rates until the swap’s next reset date can cause near-term volatility in the Bank’s earnings. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for the Bank.
The second type of hedging relationship that creates earnings volatility involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for hedge accounting under ASC 815 or are not designated in an ASC 815 hedging relationship (hereinafter referred to as a “non-ASC 815” or “economic” hedge). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its floating rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps if these instruments are held until their maturity. In addition, from time-to-time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR and it uses interest rate swaps to convert variable-rate consolidated obligations from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one- or three-month LIBOR). The Bank also uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. The impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps and federal funds floater swaps to maturity.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2009, 2008 and 2007, the Bank’s notional balance of interest rate exchange agreements was $66.7 billion, $70.1 billion and $41.0 billion, respectively, while its total assets were $65.1 billion, $78.9 billion and $63.5 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount. The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of December 31, 2009, 2008 and 2007, and the net fair value changes recorded in earnings for each of those categories during the years ended December 31, 2009, 2008 and 2007.

COMPOSITION OF DERIVATIVES

	Total Notional at December 31,			Net Change in Fair Value(7)
	(In millions of dollars)			(In thousands of dollars)
	2009	2008	2007	2009	2008	2007
Advances
Short-cut method(1)	$9,397	$9,959	$7,161	$—	$—	$—
Long-haul method(2)	1,556	1,164	910	(3,061)	3,063	723
Economic hedges(3)	15	5	22	(36)	321	(1)

Total	10,968	11,128	8,093	(3,097)	3,384	722

Investments
Long-haul method(2)	—	40	315	(102)	4,077	2,195
Economic hedges(4)	—	—	7	—	1,037	(127)

Total	—	40	322	(102)	5,114	2,068

Consolidated obligation bonds
Short-cut method(1)	95	95	1,075	—	—	—
Long-haul method(2)	27,519	37,795	24,819	62,462	(55,368)	(1,349)
Economic hedges(3)	8,195	110	160	10,337	(926)	533

Total	35,809	38,000	26,054	72,799	(56,294)	(816)

Consolidated obligation discount notes
Economic hedges(3)	6,414	5,270	—	(7,395)	9,216	—

Other economic hedges
Interest rate caps(5)	3,750	3,500	6,500	14,316	(2,243)	(1,509)
Basis swaps(6)	9,700	12,200	—	8,994	42,530	—
Member swaps (including offsetting swaps)	24	7	—	30	16	—
Total	13,474	15,707	6,500	23,340	40,303	(1,509)

Total derivatives	$66,665	$70,145	$40,969	$85,545	$1,723	$465

Total short-cut method	$9,492	$10,054	$8,236	$—	$—	$—
Total long-haul method	29,075	38,999	26,044	59,299	(48,228)	1,569
Total economic hedges	28,098	21,092	6,689	26,246	49,951	(1,104)

Total derivatives	$66,665	$70,145	$40,969	$85,545	$1,723	$465

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes.

(4)	Interest rate derivatives that were matched to investment securities designated as trading or available-for-sale, but that did not qualify for hedge accounting.

(5)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(6)	At December 31, 2009, the Bank held $9.7 billion (notional) of interest rate basis swaps that were entered into to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $1.0 billion, $2.0 billion, $1.0 billion, $4.7 billion and $1.0 billion of these agreements expire in the first quarter of 2011, the second quarter of 2013, the second quarter of 2014, the fourth quarter of 2018, and the first quarter of 2024, respectively.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges (other than those related to trading securities), the net change in fair value reflected in this table represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. As of December 31, 2009 and 2008, only cash collateral had been delivered under the terms of these collateral exchange agreements.

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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2009 and 2008.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Maximum	Cash	Cash
Credit	Number of	Notional		Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral
December 31, 2009
Aaa	1	$543.0		$—	$—	$—	$—
Aa(4)	10	51,897.1		198.0	187.6	8.7	1.7
A(5)	4	14,212.7		25.9	17.0	8.9	—
Excess collateral	—	—		—	0.1	—	—

Total	15	$66,652.8	(6)	$223.9	$204.7	$17.6	$1.7

December 31, 2008
Aaa	3	$17,099.2		$35.2	$27.3	$7.9	$—
Aa(4)	9	43,239.8		341.9	288.5	52.4	1.0
A(5)	4	9,802.8		27.8	19.1	8.7	—

Total	16	$70,141.8	(6)	$404.9	$334.9	$69.0	$1.0

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of December 31, 2009 and December 31, 2008, respectively.

(2)	Includes amounts that had not settled as of December 31, 2009 and December 31, 2008.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2009 and December 31, 2008 credit exposures. Cash collateral totaling $17.6 million and $68.5 million was delivered under these agreements in early January 2010 and early January 2009, respectively.

(4)	The figures for Aa-rated counterparties as of December 31, 2009 and December 31, 2008 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $753 million and $128 million as of December 31, 2009 and December 31, 2008, respectively. These transactions represented a credit exposure of $1.9 million and $3.7 million to the Bank as of December 31, 2009 and December 31, 2008, respectively.

(5)	The figures for A-rated counterparties as of December 31, 2009 and December 31, 2008 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $3.2 billion and $1.4 billion as of December 31, 2009 and December 31, 2008, respectively. These transactions represented a credit exposure of $2.2 million to the Bank as of December 31, 2009 and did not represent a credit exposure to the Bank as of December 31, 2008.

(6)	Excludes $12.1 million and $3.5 million (notional amounts) of interest rate derivatives with members at December 31, 2009 and December 31, 2008, respectively. This product offering is discussed in the paragraph below.
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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 100 percent at December 31, 2009. In comparison, this ratio was 75 percent as of December 31, 2008. The improvement in the Bank’s market value to book value of equity ratio was due in large part to increases in the values of its MBS holdings. The increase in fair value of these securities was due primarily to reduced liquidity discounts in the MBS market. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.
Results of Operations
Net Income
Net income for 2009, 2008 and 2007 was $148.1 million, $79.3 million and $129.8 million, respectively. The Bank’s net income for 2009 represented a return on average capital stock (“ROCS”) of 5.39 percent, which was 523 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 2.73 percent in 2008 and 6.18 percent in 2007; these rates of return exceeded the average effective federal funds rate for those years by 81 basis points and 116 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the fluctuation in ROCS compared to the average federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. In 2009, 2008 and 2007, the effective rates were 26.5 percent, 26.6 percent and 26.8 percent, respectively. In 2009, 2008 and 2007, the combined AHP and REFCORP assessments were $53.5 million, $28.8 million and $47.5 million, respectively.
Income Before Assessments
During 2009, 2008 and 2007, the Bank’s income before assessments was $201.5 million, $108.1 million and $177.2 million, respectively.
The $93.4 million increase in income before assessments for 2009 as compared to 2008 was attributable primarily to a $177.8 million increase in other income (which was due largely to the Bank’s derivative and hedging activities), offset by a $73.9 million decrease in net interest income and a $10.5 million increase in other expenses.
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
Net Interest Income
In 2009, 2008 and 2007, the Bank’s net interest income was $76.5 million, $150.4 million and $223.0 million, respectively, and its net interest margin was 11 basis points, 20 basis points and 40 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread. As the Bank’s portfolio of economic hedges has grown, the effects of this accounting treatment have become more significant.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2009, 2008 and 2007.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Year Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)
Assets
Interest-bearing deposits (b)	$335	$1	0.20%	$174	$3	1.69%	$137	$8	5.79%
Federal funds sold (c)	3,908	5	0.13%	4,946	96	1.94%	5,447	277	5.09%
Investments
Trading	3	—	—	3	—	0.00%	9	1	6.13%
Available-for-sale (e)	28	—	1.70%	331	10	3.13%	524	26	5.08%
Held-to-maturity (e)	11,901	150	1.26%	10,003	349	3.49%	7,707	437	5.67%
Advances (f)	53,536	665	1.24%	58,671	1,816	3.10%	40,405	2,114	5.23%
Mortgage loans held for portfolio	292	16	5.51%	353	20	5.60%	414	23	5.57%

Total earning assets	70,003	837	1.20%	74,481	2,294	3.08%	54,643	2,886	5.28%
Cash and due from banks	102			80			85
Other assets	408			414			327
Derivatives netting adjustment (b)	(458)			(330)			—
Fair value adjustment on available-for-sale securities (e)	—			(4)			1
Adjustment for non-credit portion of other-than-temporary impairments on held-to-maturity securities (e)	(37)			—			—

Total assets	$70,018	837	1.20%	$74,641	2,294	3.07%	$55,056	2,886	5.24%

Liabilities and Capital
Interest-bearing deposits (b)	$1,445	1	0.10%	$2,965	58	1.97%	$2,920	144	4.94%
Consolidated obligations
Bonds	50,424	553	1.10%	49,110	1,564	3.18%	37,634	1,958	5.20%
Discount notes	14,752	207	1.40%	18,851	521	2.77%	11,336	556	4.90%
Mandatorily redeemable capital stock and
other borrowings	58	—	0.15%	68	1	2.02%	109	5	5.10%

Total interest-bearing liabilities	66,679	761	1.14%	70,994	2,144	3.02%	51,999	2,663	5.12%
Other liabilities	785			822			733
Derivatives netting adjustment (b)	(458)			(330)			—

Total liabilities	67,006	761	1.14%	71,486	2,144	3.00%	52,732	2,663	5.05%

Total capital	3,012			3,155			2,324

Total liabilities and capital	$70,018		1.09%	$74,641		2.87%	$55,056		4.84%

Net interest income		$76			$150			$223

Net interest margin			0.11%			0.20%			0.40%
Net interest spread			0.06%			0.06%			0.16%

Impact of non-interest bearing funds			0.05%			0.14%			0.24%

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	Since January 1, 2008, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2009 and 2008 in the table above include $179 million and $130 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2009 and 2008 in the table above include $280 million and $200 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. Prior to 2008, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Bank has determined that it is impractical to retrospectively restate the average balances prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the average total asset balance for the year ended December 31, 2007 does not reflect any adjustments to offset cash collateral against the derivative balances.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Interest income/expense and average rates include the effects of interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income (expense) on economic hedge derivatives totaled $107.6 million, $5.0 million and ($0.4 million) for the years ended December 31, 2009, 2008 and 2007, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.

2009 versus 2008
Due to lower short-term interest rates in 2009, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 14 basis points in 2008 to 5 basis points in 2009. The Bank’s net interest spread (based on reported results, which exclude net interest payments on economic hedge derivatives) was 6 basis points in both 2009 and 2008.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. In 2009, the Bank used approximately $11.3 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one- and three-month LIBOR, approximately $6.4 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes, and approximately $6.8 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During 2008, the Bank was a party to approximately $6.2 billion (average notional balance) of interest rate basis swaps, approximately $5.9 billion (average notional balance) of discount note swaps, and approximately $12 million (average notional balance) of federal funds floater swaps. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $107.6 million for the year ended December 31, 2009, compared to $5.0 million for the year ended December 31, 2008. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest margin and net interest spread would have been 27 basis points and 22 basis points, respectively, for the year ended December 31, 2009, compared to 21 basis points and 7 basis points, respectively, for the year ended December 31, 2008.
The Bank’s net interest spread for the fourth quarter of 2008 and the first quarter of 2009 (and therefore its net interest spread for the years ended December 31, 2009 and 2008) was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank issued debt with maturities that extended into 2009 instead of issuing very short-maturity debt. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative impact of this debt on the Bank’s net interest income, net interest margin and net interest spread was minimal in the last nine months of 2009, as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.
2008 versus 2007
Due to decreasing short-term interest rates in 2008, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 24 basis points in 2007 to 14 basis points in 2008. The Bank’s net interest spread (based on reported results which, as discussed above, exclude net interest payments on economic hedge derivatives) declined from 16 basis points during the year ended December 31, 2007 to 6 basis points during the year ended December 31, 2008. The decrease in net interest spread from 2007 to 2008 resulted largely from the actions the Bank took to ensure its ability to provide liquidity to its members as discussed above.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2009 and 2008 and between 2008 and 2007 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

RATE AND VOLUME ANALYSIS
(In millions of dollars)

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$2	$(4)	$(2)	$—	$(5)	$(5)
Federal funds sold	(17)	(74)	(91)	(24)	(157)	(181)
Investments
Trading	—	—	—	(1)	—	(1)
Available-for-sale	(7)	(3)	(10)	(8)	(8)	(16)
Held-to-maturity	57	(256)	(199)	108	(196)	(88)
Advances	(147)	(1,004)	(1,151)	751	(1,049)	(298)
Mortgage loans held for portfolio	(3)	(1)	(4)	(3)	—	(3)

Total interest income	(115)	(1,342)	(1,457)	823	(1,415)	(592)

Interest expense:
Interest-bearing deposits	(20)	(37)	(57)	2	(88)	(86)
Consolidated obligations:
Bonds	40	(1,051)	(1,011)	495	(889)	(394)
Discount notes	(96)	(218)	(314)	272	(307)	(35)
Mandatorily redeemable capital stock and other borrowings	—	(1)	(1)	(2)	(2)	(4)

Total interest expense	(76)	(1,307)	(1,383)	767	(1,286)	(519)

Changes in net interest income	$(39)	$(35)	$(74)	$56	$(129)	$(73)

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2009, 2008 and 2007.
OTHER INCOME
(In thousands of dollars)

	2009	2008	2007
Net gains (losses) on unhedged trading securities (1)	$586	$(627)	$9

Net losses on hedged trading securities	—	—	(11)
Losses on economic hedge derivatives related to trading securities	—	—	(15)

Hedge ineffectiveness on trading securities	—	—	(26)

Net interest income (expense) associated with:
Economic hedge derivatives related to trading securities	—	—	(134)
Economic hedge derivatives related to available-for-sale securities	—	(87)	42
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	14,919	(61)	—
Economic hedge derivatives related to other consolidated obligation bonds	—	1,328	(320)
Economic hedge derivatives related to consolidated obligation discount notes	27,066	(2,300)	—
Stand-alone economic hedge derivatives (basis swaps)	65,939	6,579	—
Stand-alone economic hedge derivatives (forward rate agreement)	(304)	—	—
Member/offsetting swaps	4	—	—
Economic hedge derivatives related to advances	(60)	(503)	(31)

Total net interest income (expense) associated with economic hedge derivatives	107,564	4,956	(443)

Gains (losses) related to economic hedge derivatives
Gains related to stand-alone derivatives (basis swaps)	8,994	42,530	—
Gains on federal funds floater swaps	10,337	75	—
Gains (losses) on interest rate caps related to held-to-maturity securities	14,316	(2,243)	(1,509)
Gains (losses) on discount note swaps	(7,395)	9,216	—
Net gains on member/offsetting swaps	30	16	—
Gains (losses) related to other economic hedge derivatives (advance / AFS(2)/ CO(3) swaps)	(36)	357	431

Total fair value gains (losses) related to economic hedge derivatives	26,246	49,951	(1,078)

Gains (losses) related to fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	(3,061)	3,063	723
Net gains (losses) on CO(3) bonds and associated hedges	62,462	(55,368)	(1,349)
Net gains (losses) on AFS(2) securities and associated hedges	(102)	4,077	2,195

Total fair value hedge ineffectiveness	59,299	(48,228)	1,569

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(4,022)	—	—
Gains on early extinguishment of debt	553	8,794	1,255
Net realized gains (losses) on sales of AFS(2) securities	843	(919)	—
Service fees	3,074	3,510	3,713
Other, net	6,212	5,143	4,506

Total other	6,660	16,528	9,474

Total other income	$200,355	$22,580	$9,505

(1)	Unhedged trading securities consist solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.

(2)	Available-for-sale

(3)	Consolidated obligations

During the fourth quarter of 2008 and the year ended December 31, 2009, the Bank issued some consolidated obligation bonds that are indexed to the daily federal funds rate, some of which have since matured. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of December 31, 2009, the Bank’s federal funds floater swaps had an aggregate notional amount of $8.2 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupon and the prevailing rates at the valuation date. The recorded fair value changes and the net interest income associated with these interest rate swaps totaled $10.3 million and $14.9 million, respectively, for the year ended December 31, 2009. In 2008, the fair value changes and net interest expense associated with these swaps were not significant. At December 31, 2009, the carrying values of the Bank’s federal funds floater swaps totaled $10.1 million, excluding net accrued interest receivable.
During 2008, the Bank began hedging some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. Net interest income (expense) associated with these interest rate swaps totaled $27.1 million and ($2.3 million) during 2009 and 2008, respectively. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be a source of volatility in the Bank’s earnings. During 2009 and 2008, the recorded fair value changes in the Bank’s discount note swaps were gains (losses) of ($7.4 million) and $9.2 million, respectively. At December 31, 2009, the carrying values of the Bank’s discount note swaps totaled $1.8 million, excluding net accrued interest payable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one- and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of December 31, 2009, the Bank was a party to 11 interest rate basis swaps with an aggregate notional amount of $9.7 billion; these agreements were entered into in 2008 and 2009. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are volatile. The fair values of LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupon and the prevailing LIBOR rates at the valuation date. The recorded fair value changes in the Bank’s interest rate basis swaps were net gains of $9.0 million and $42.5 million for the years ended December 31, 2009 and 2008, respectively. In 2009 and 2008, the Bank terminated six interest rate basis swaps with an aggregate notional amount of $4.5 billion and six interest rate basis swaps with an aggregate notional amount of $7.2 billion, respectively. Proceeds from these terminations totaled $20 million and $12 million, respectively, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on these transactions. Net interest income associated with the Bank’s interest rate basis swaps totaled $65.9 million and $6.6 million during 2009 and 2008, respectively. The Bank was not a party to any interest rate basis swaps during the year ended December 31, 2007. At December 31, 2009, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $20.1 million, excluding net accrued interest payable.
If the Bank holds its discount note swaps, interest rate basis swaps and federal funds floater swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments will ultimately reverse in future periods in the form of unrealized losses, which will negatively impact the Bank’s earnings in those periods. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates. The Bank typically holds its discount note swaps and federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to reduce the impact that rising rates could have on its portfolio of CMO LIBOR floaters with embedded caps, the Bank had (as of December 31, 2009) entered into 13 interest rate cap agreements having a total notional amount of $3.75 billion. The premiums paid for these caps totaled $42.7 million. During the year ended December 31, 2009, the Bank terminated one interest rate cap with a notional amount of $0.5 billion; proceeds from this termination were $0.2 million, resulting in a realized loss of $0.8 million. During the year ended December 31, 2008, the Bank terminated five interest rate caps with an aggregate notional amount of $3.75 billion; proceeds from these terminations totaled $8.2 million, resulting in realized gains of $3.4 million. The Bank did not terminate any interest rate cap agreements in 2007. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings.
At December 31, 2009, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $51.1 million. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods. The recorded fair value changes in the Bank’s interest rate cap agreements were a gain of $14.3 million for the year ended December 31, 2009, compared to losses of $2.2 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. Prior to their sale or maturity, substantially all of the Bank’s available-for-sale securities were also hedged with interest rate swaps. These hedging relationships are (or were in the case of the Bank’s available-for-sale securities) designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $59.3 million and $1.6 million in 2009 and 2007, respectively, and a net loss of $48.2 million in 2008. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2009, 2008 and 2007, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships (excluding derivatives associated with consolidated obligation bonds indexed to the daily federal funds rate) was ($36,000), $357,000 and $431,000, respectively.
As set forth in the table on page 83, the Bank’s fair value hedge ineffectiveness gains and losses associated with its consolidated obligation bonds were significantly higher in 2009 and 2008 as compared to 2007. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates increase (or decrease) dramatically between the reset date and the valuation date (as they did during the third and fourth quarters of 2008, respectively), discounting the lower (or higher) coupon rate cash flows being paid on the floating rate leg at the prevailing higher (or lower) rate until the swap’s next reset date can result in ineffectiveness-related gains (or losses) that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income.
As of September 30, 2008, the Bank had $40.2 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. Between September 15, 2008 and September 30, 2008, three-month LIBOR rates increased by 123 basis points, from 2.82 percent to 4.05 percent, which resulted in ineffectiveness-related gains of $60.9 million for the three months ended September 30, 2008. Because the Bank typically holds its consolidated obligation bond interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008 (three-month LIBOR rates decreased by 262 basis points, from 4.05 percent at October 1, 2008 to 1.43 percent at December 31, 2008), the Bank recognized ineffectiveness-related losses during that period of $122.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these net ineffectiveness-related losses of $61.5 million for the third and fourth quarters of 2008 substantially reversed (in the form of ineffectiveness-related gains) during the first quarter of 2009. Three-month LIBOR rates remained relatively stable during the remainder of 2009, resulting in significantly lower ineffectiveness-related gains during the last nine months of the year. As of December 31, 2008, the Bank had $37.8 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. As a result of calls and maturities, the Bank’s consolidated obligation bonds in long-haul fair value hedging relationships had declined to $27.5 billion as of December 31, 2009.
Because the Bank has a much smaller balance of swapped assets than liabilities and a significant portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities during the third and fourth quarters of 2008 and the first quarter of 2009. As of December 31, 2009 and 2008, the Bank had approximately $11.0 billion and $11.1 billion, respectively, of its assets in fair value hedge relationships, of which $9.4 billion and $10.0 billion, respectively, qualified for the short-cut method of accounting, in which an assumption can be made that the change in fair value of the hedged item exactly offsets the change in value of the related derivative.
During 2009, 2008 and 2007, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during 2009, 2008 and 2007, the Bank repurchased $1.7 billion, $3.7 billion and $134 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $0.6 million, $4.3 million and $0.7 million, respectively. In addition, during 2008 and 2007, the Bank transferred consolidated obligations with aggregate par values of $465 million and $461 million, respectively, to three of the other FHLBanks. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with other FHLBanks totaled $4.5 million and $0.5 million during the years ended December 31, 2008 and 2007, respectively. No consolidated obligations were transferred to other FHLBanks during 2009.
For a discussion of the sales of available-for-sale securities in 2009 and 2008 and the other-than-temporary impairment losses on seven of the Bank’s held-to-maturity securities during 2009, see the section above entitled “Financial Condition — Long-Term Investments.” There were no sales of available-for-sale securities during the year ended December 31, 2007, nor were there any other-than-temporary impairment losses on the Bank’s held-to-maturity securities during the years ended December 31, 2008 or 2007.
In the table on page 83, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. For the years ended December 31, 2009, 2008 and 2007, letter of credit fees totaled $6.1 million, $6.0 million and $4.1 million, respectively. At December 31, 2009, 2008 and 2007, outstanding letters of credit totaled $4.6 billion, $5.2 billion and $3.9 billion, respectively. In 2008, “other, net” was reduced by a $1.0 million charge to fully reserve amounts owed to the Bank by Lehman Brothers Special Financing, Inc. (“Lehman”) following Lehman’s bankruptcy in September 2008. Prior to its bankruptcy, Lehman had served as one of the Bank’s derivative counterparties.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency (previously the Finance Board) and the Office of Finance totaled $75.3 million, $64.8 million and $55.3 million in 2009, 2008 and 2007, respectively.

Compensation and benefits totaled $42.0 million for the year ended December 31, 2009, compared to $34.5 million for the year ended December 31, 2008. The increase was due largely to a $7.5 million supplemental contribution that the Bank made in the third quarter of 2009 to the Pentegra Defined Benefit Plan for Financial Institutions, a multiemployer defined benefit plan in which the Bank participates. The supplemental contribution was made to improve the funded status of the plan in response to the provisions of the Pension Protection Act. In addition, compensation and benefits expense increased due to increases in the Bank’s average headcount and cost-of-living and merit adjustments. The Bank’s average headcount increased from 183 employees during the year ended December 31, 2008 to 192 employees during the year ended December 31, 2009. At December 31, 2009, the Bank employed 194 people. These increases were partially offset by lower expenses associated with the Bank’s short-term incentive compensation plan (known as the Variable Pay Program), which was due to a lower level of goal achievement in 2009, as compared to 2008.
Compensation and benefits totaled $34.5 million for the year ended December 31, 2008, compared to $31.0 million for the year ended December 31, 2007. The increase of $3.5 million was due primarily to: (1) increased expenses related to the Bank’s Variable Pay Program; (2) an increase in the Bank’s average headcount (which rose from 176 employees in 2007 to 183 employees in 2008); and (3) cost-of-living and merit increases. The increase in expenses relating to the Variable Pay Program was due to a higher level of goal achievement in 2008 (as compared to 2007) and, to a lesser extent, the increase in the Bank’s headcount.
Other operating expenses for the years ended December 31, 2009, 2008 and 2007 were $28.9 million, $26.6 million and $20.9 million, respectively. Other operating expenses for 2009 included approximately $1.2 million and $0.4 million of grants that were funded under the Bank’s Homebuyer Equity Leverage Partnership program and its Special Needs Assistance Program, respectively. These one-time, special fundings were in addition to the monies that were set aside for these programs under the Bank’s AHP. The Bank’s Special Needs Assistance Program is designed to assist income-qualified special needs households with home rehabilitation and modification costs while its Homebuyer Equity Leverage Partnership program provides down payment and closing cost assistance to income-qualified first-time homebuyers. In addition, the increase in expenses from 2008 to 2009 was due in part to $0.9 million of fees associated with two third-party models that are used in the Bank’s periodic OTTI evaluations. The remaining net increase of $2.9 million (as adjusted for the absence of merger-related expenses in 2009, as discussed below) was attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
The increase in other operating expenses from 2007 to 2008 was largely attributable to the costs associated with the Bank’s previously considered merger with the FHLBank of Chicago and its financial support of the relief efforts relating to Hurricanes Gustav and Ike.
From mid-2007 to April 2008, the Bank and the FHLBank of Chicago were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination.
During 2008, the Bank made charitable donations of $500,000 each to The Salvation Army and the American Red Cross. These donations were made to support the relief efforts in areas affected by Hurricanes Gustav and Ike. Similar donations were not made during 2007. In late September 2008, the Bank also announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by these hurricanes. Approximately $2.4 million and $2.6 million of these funds were disbursed during the fourth quarter of 2008 and the first half of 2009, respectively.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency (previously the Finance Board) and the Office of Finance. The Bank’s share of these expenses totaled $4.4 million, $3.7 million and $3.4 million in 2009, 2008 and 2007, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2009, 2008 and 2007, the Bank’s AHP assessments totaled $16.5 million, $8.9 million and $15.0 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the years ended December 31, 2009, 2008 and 2007, the Bank charged $37.0 million, $19.8 million and $32.4 million, respectively, of REFCORP assessments to earnings. For the fourth quarter of 2008, the Bank and certain of the other FHLBanks requested refunds of amounts paid for the year ended December 31, 2008 that were in excess of their calculated annual obligations. Based on its calculated annual obligation for the year ended December 31, 2008, the Bank was due $16.9 million as of December 31, 2008; such amount was credited against amounts due for the Bank’s 2009 REFCORP assessments.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. Overnight federal funds typically comprise the large majority of the portfolio. At December 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of non-interest bearing deposits maintained at the Federal Reserve Bank of Dallas.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. Historically, the FHLBanks have issued debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to this market as needed during the business day to acquire funds to meet its needs. However, during the second half of 2008, market conditions reduced investor demand for long-term debt issued by the FHLBanks, which led to substantially increased costs and significantly reduced availability of this funding source. At the same time, demand increased for short-term, high-quality assets such as FHLBank discount notes and short-term bonds. As a result, the Bank relied more heavily on the issuance of discount notes and short-term bullet and floating-rate bonds in order to meet its funding needs during the latter part of 2008 and the first half of 2009. The FHLBank’s access to debt with a wider range of maturities, and the pricing of those bonds, improved during the second half of 2009 and, therefore, the Bank relied on the issuance of short-maturity debt to a lesser extent during the second half of 2009 as compared to the previous 12 months.
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
The initial term of the Contingency Agreement commenced on July 20, 2006 and ended on December 31, 2008, at which time it automatically renewed for a three-year term. The Contingency Agreement will automatically renew for successive three-year terms (each a “Renewal Term”) unless at least one year prior to the end of any Renewal Term at least one-third of the FHLBanks give notice to the other FHLBanks and the Office of Finance of their intention to terminate the Contingency Agreement at the end of such Renewal Term. The notice must include an explanation from those FHLBanks of their reasons for taking such action. Under the terms of the Contingency Agreement, the FHLBanks and the Office of Finance have agreed to endeavor in good faith to address any such reasons by amending the Contingency Agreement so that all FHLBanks and the Office of Finance agree that the Contingency Agreement, as amended, will remain in effect. To date, no FHLBank has given notice of its desire to terminate the Contingency Agreement. Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical lending agreements with the Treasury in connection with the Treasury’s establishment of a Government Sponsored

Enterprise Credit Facility (“GSECF”). The HER Act provided the Treasury with the authority to establish the GSECF, which was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. The lending agreements terminated on December 31, 2009 and none of the FHLBanks ever borrowed under the GSECF.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the year ended December 31, 2009. During the year ended December 31, 2008, the Bank assumed consolidated obligation bonds from the FHLBank of Seattle with a par value of $136 million. During the year ended December 31, 2007, the Bank assumed consolidated obligation bonds from the FHLBank of New York with a par value of $323 million.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2009, the Bank’s estimated operational liquidity requirement was $1.5 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $13.6 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2009, the Bank’s estimated contingent liquidity requirement was $5.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $9.6 billion.
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
Under those circumstances, to the extent that the balance of principal and interest that came due on the Bank’s debt obligations and the funds needed to pay its operating expenses exceeded the cash inflows from its interest-earning assets and proceeds from maturing assets, and if access to the market for consolidated obligations was not again available, the Bank would seek to access funding under the Contingency Agreement to repay any principal and interest due on its consolidated obligations. However, if the Bank were unable to raise funds by issuing consolidated obligations, it is likely that the other FHLBanks would have similar difficulties issuing debt. If funds were not available under the Contingency Agreement, the Bank’s ability to conduct its operations would be compromised even earlier than if this funding source was available.
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2009.
CONTRACTUAL OBLIGATIONS
(In millions of dollars)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$30,951.3	$14,733.1	$2,276.5	$3,210.6	$51,171.5
Mandatorily redeemable capital stock	1.4	3.2	4.6	—	9.2
Operating leases	0.3	0.6	0.1	—	1.0
Purchase obligations
Advances	38.0	—	—	—	38.0
Letters of credit	4,251.6	292.6	104.2	—	4,648.4

Total contractual obligations	$35,242.6	$15,029.5	$2,385.4	$3,210.6	$55,868.1

The table above excludes derivatives and obligations (other than certain consolidated obligation bonds) with contractual payments having an original maturity of one year or less. The distribution of long-term debt is based upon contractual maturities. The actual repayments of long-term debt could be impacted by factors affecting redemptions such as call options.
The above table presents the Bank’s mandatorily redeemable capital stock by year of earliest mandatory redemption, which is the earliest time at which the Bank is required to repurchase the shareholder’s capital stock. The earliest mandatory redemption date is based on the assumption that the advances and/or other activities associated with the activity-based stock will have matured or otherwise concluded by the time the notice of redemption or withdrawal expires. The Bank expects to repurchase activity-based stock as the associated advances and/or other activities are reduced, which may be before or after the expiration of the five-year redemption/withdrawal notice period.
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2009, excess stock held by the Bank’s members and former members totaled $292.2 million, of which $5.0 million was classified as mandatorily redeemable.

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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence interval. Simulations of over 370 historical market interest rate scenarios dating back to January 1978 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the fourth worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence limit). The hypothetical deterioration in market value of equity derived under the methodology described above typically represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2009, the Bank’s credit risk, market risk and operations risk capital requirements were $151 million, $239 million and $117 million, respectively. These requirements were $163 million, $552 million and $215 million, respectively, at December 31, 2008. At December 31, 2008, the Bank’s market risk capital requirement also included $364 million that represented the amount by which the Bank’s market value of equity was less than 85 percent of its book value of total capital at that date.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2009 or December 31, 2008. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2009, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2009 and 2008.

REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	December 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Risk-based capital	$507	$2,897	$930	$3,530

Total capital	$2,604	$2,897	$3,157	$3,530
Total capital-to-assets ratio	4.00%	4.45%	4.00%	4.47%

Leverage capital	$3,255	$4,346	$3,947	$5,295
Leverage capital-to-assets ratio	5.00%	6.68%	5.00%	6.71%
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.1 percent, higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. The target ratio is subject to change by the Bank as it deems appropriate, subject to the Finance Agency’s minimum requirements. The Bank was in compliance with its operating target capital ratio at all times during the years ended December 31, 2009, 2008 and 2007.
In connection with its authority under the HER Act, on January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBanks. On August 4, 2009, the Finance Agency adopted the interim final rule as a final regulation (the “Capital Classification Regulation”), subject to amendments meant to clarify certain provisions.
The Capital Classification Regulation establishes criteria for four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nevertheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets.
The Director of the Finance Agency will determine each FHLBank’s capital classification no less often than once a quarter; the Director may make a determination more often than quarterly. The Director may reclassify a FHLBank one category below the otherwise applicable capital classification (e.g., from adequately capitalized to undercapitalized) if the Director determines that (i) the FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital, (ii) the value of collateral pledged to the FHLBank has decreased significantly, (iii) the value of property subject to mortgages owned by the FHLBank has decreased significantly, (iv) after notice to the FHLBank and opportunity for an informal hearing before the Director, the FHLBank is in an unsafe and unsound condition, or (v) the FHLBank is engaging in an unsafe and unsound practice because the FHLBank’s asset quality, management, earnings or liquidity were found to be less than satisfactory during the most recent examination, and any deficiency has not been corrected. Before classifying or reclassifying a FHLBank, the Director must notify the FHLBank in writing and give the FHLBank an opportunity to submit information relative to the proposed classification or reclassification. Since the adoption of the Capital Classification Regulation as an interim final rule, the Bank has been classified as adequately capitalized for each quarterly period for which the Director has made a final determination.
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
The Director may appoint the Finance Agency as conservator or receiver for any FHLBank that is classified as critically undercapitalized. The Director may also appoint the Finance Agency as conservator or receiver of any FHLBank that is classified as undercapitalized or significantly undercapitalized if the FHLBank fails to submit a capital restoration plan acceptable to the Director within the time frames established by the Capital Classification Regulation or materially fails to implement any capital restoration plan that has been approved by the Director. At least once in each 30-day period following classification of a FHLBank as critically undercapitalized, the Director must determine whether during the prior 60 days the FHLBank had assets less than its obligations to its creditors and others or if the FHLBank was not paying its debts on a regular basis as such debts became due. If either of these conditions apply, then the Director must appoint the Finance Agency as receiver for the FHLBank.
A FHLBank for which the Director appoints the Finance Agency as conservator or receiver may bring an action in the United States District Court for the judicial district in which the FHLBank is located or in the United States District Court for the District of Columbia for an order requiring the Finance Agency to remove itself as conservator or receiver. A FHLBank that is not critically undercapitalized may also seek judicial review of any final capital classification decision or of any final decision to take supervisory action made by the Director under the Capital Classification Regulation.
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
ASC 815 requires that all derivatives be recorded on the statement of condition at their fair value. Since the Bank does not have any cash flow hedges, changes in the fair value of all derivatives are recorded each period in current earnings. Under ASC 815, the Bank is required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for hedge accounting, in which case offsetting losses or gains on the hedged assets or liabilities may also be recognized. Therefore, to the extent certain derivative instruments do not qualify for hedge accounting under ASC 815, or changes in the fair values of derivatives are not exactly offset by changes in their hedged items, the accounting framework imposed by ASC 815 introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets or liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, the Bank’s earnings may exhibit considerable volatility.
The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for hedge accounting under ASC 815 and, if so, whether an assumption of no ineffectiveness can be made. In addition, the estimation of fair values (discussed below) has a significant impact on the actual results being reported.
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
For hedging relationships that are designated as hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents “hedge ineffectiveness.” If a hedging relationship qualifies for the short-cut method of accounting, the Bank can assume that the change in the benchmark fair value of the hedged item is equal and offsetting to the change in the fair value of the derivative and, as a result, no ineffectiveness is recorded in earnings. However, ASC 815 limits the use of the short-cut method to hedging relationships of interest rate risk involving a recognized interest-bearing asset or liability and an interest rate swap, and then only if nine specific conditions are met.
If the hedging relationship qualifies for hedge accounting but does not meet all nine conditions specified in ASC 815, the assumption of no ineffectiveness cannot be made and the long-haul method of accounting is used. Under the long-haul method, the change in the benchmark fair value of the hedged item is calculated independently from the change in fair value of the derivative. As a result, the net effect is that the hedge ineffectiveness has an impact on earnings.
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
A hedge relationship is considered effective only if certain specified criteria are met. If a hedge fails the effectiveness test at inception, the Bank does not apply hedge accounting. If the hedge fails the effectiveness test during the life of the transaction, the Bank discontinues hedge accounting prospectively. In that case, the Bank continues to carry the derivative on its statement of condition at fair value, recognizes the changes in fair value of that derivative in current earnings, ceases to adjust the hedged item for changes in its benchmark fair value and amortizes the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term. Unless and until the derivative is redesignated in a qualifying fair value hedging relationship for accounting purposes, changes in its fair value are recorded in current earnings without an offsetting change in the benchmark fair value from a hedged item.
Changes in the fair value of derivative positions that do not qualify for hedge accounting under ASC 815 (economic hedges) are recorded in current earnings without an offsetting change in the benchmark fair value of the hedged item.
As of December 31, 2009, the Bank’s derivatives portfolio included $9.5 billion (notional amount) that was accounted for using the short-cut method, $29.1 billion (notional amount) that was accounted for using the long-haul method, and $28.1 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2008, the Bank’s derivatives portfolio included $10.1 billion (notional amount) that was accounted for using the short-cut method, $39.0 billion (notional amount) that was accounted for using the long-haul method, and $21.1 billion (notional amount) that did not qualify for hedge accounting. During 2009, the increase in derivatives that did not qualify for hedge accounting was due primarily to the increased usage of federal funds floater swaps to convert the Bank’s interest payments with respect to consolidated obligation bonds that are indexed to the daily federal funds rate to three-month LIBOR. These types of derivatives are classified as economic derivatives. See further discussion in the sections entitled “Financial Condition — Derivatives and Hedging Activities” and “Results of Operations — Other Income.”
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
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts and, prior to their sale or maturity, investment securities classified as available-for-sale.
Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets that are carried at fair value on a recurring basis were measured using Level 3 inputs. Other than its derivative contracts (which were measured using Level 2 inputs), the Bank does not carry any of its liabilities at fair value.
The fair values of the Bank’s assets and liabilities that are carried at fair value are estimated based upon quoted market prices where available. However, most of these instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction. In these cases, such values are generally estimated using a pricing model and inputs that are observable for the asset or liability, either directly or indirectly. In those limited cases where a pricing model is not used, non-binding fair value estimates are obtained from dealers and corroborated using a pricing model and observable market data. The assumptions and inputs used have a significant effect on the reported carrying values of assets and liabilities and the related income and expense. The use of different assumptions/inputs could result in materially different net income and reported carrying values.
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the year ended December 31, 2009, the Bank recorded other-than-temporary impairments on seven of its non-agency residential MBS classified as held-to-maturity. The fair values of these securities were estimated as described below. Based upon the reduced level of market activity for non-agency residential MBS, all of the nonrecurring fair value measurements for these impaired securities fell within Level 3 of the fair value hierarchy.
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying ASC 815, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in LIBOR, the designated benchmark interest rate. For most of these instruments (other than the Bank’s MBS holdings, as described below), such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves, estimated prepayment speeds and volatility) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
Prior to September 30, 2009, the Bank obtained non-binding fair value estimates from various dealers for its mortgage-backed securities (for each MBS, one dealer estimate was received). These dealer estimates were reviewed for reasonableness using the Bank’s pricing model and/or by comparing the dealer estimates to pricing service quotations or dealer estimates for similar securities.
During the third quarter of 2009, in an effort to achieve consistency among all FHLBanks, the 12 FHLBanks collectively developed a common methodology for estimating the fair values of non-agency RMBS. Based on its analysis, the Bank concluded that this common methodology (discussed below) would produce measurements that were equally representative of fair value and, accordingly, the Bank adopted the methodology effective September 30, 2009. The Bank also concurrently adopted this same methodology for all of its other MBS as its analysis of the pricing for those securities supported the same conclusion.
The Bank’s new valuation technique incorporates prices from up to four designated third-party pricing vendors when available. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information, are subject to further analysis including comparison to the prices for similar securities and/or to non-binding dealer estimates. As of December 31, 2009, four vendor prices were received for substantially all of the Bank’s MBS holdings (all of which are classified as held-to-maturity). This change in valuation technique did not have a significant impact on the estimated fair values of the Bank’s mortgage-backed securities as of September 30, 2009.
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
The Bank’s fair value measurement methodologies for its assets and liabilities are more fully described in the audited financial statements accompanying this report (specifically, Note 16 beginning on page F-43).

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
In the case of its non-agency RMBS, the Bank employs third-party models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. In general, because the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment and the Bank believes its assumptions are reasonable. However, the use of different assumptions could impact the Bank’s conclusions as to whether an impairment is other than temporary as well as the amount of the credit portion of any impairment. The credit portion of an impairment is defined as the amount by which the amortized cost basis of a debt security exceeds the present value of cash flows expected to be collected from that security.
In addition to evaluating its non-agency RMBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at December 31, 2009. The results of that analysis are presented on page 65 of this report.
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
Regardless of whether an other-than-temporary impairment is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the non-credit portion is recognized in other comprehensive income, the estimation of fair values (discussed above) has a significant impact on the amount(s) of any impairment that is recorded.
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
Amortization of Premiums and Accretion of Discounts
The Bank estimates prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities. Under GAAP, premiums and discounts are required to be recognized in income at a constant effective yield over the life of the instrument. Because actual prepayments often deviate from the estimates, the Bank periodically recalculates the effective yield to reflect actual prepayments to date and anticipated future prepayments. Anticipated future prepayments are estimated using externally developed mortgage prepayment models. These models consider past prepayment patterns and current and past interest rate environments to predict future cash flows.
Adjustments are recorded on a retrospective basis, meaning that the net investment in the instrument is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the instrument. As interest rates (and thus prepayment speeds) change, these accounting requirements can be a source of income volatility. Reductions in interest rates generally accelerate prepayments, which accelerate the amortization of premiums and reduce current earnings. Typically, declining interest rates also accelerate the accretion of discounts, thereby increasing current earnings. Conversely, in a rising interest rate environment, prepayments will generally extend over a longer period, shifting some of the premium amortization and discount accretion to future periods.
As of December 31, 2009, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $0.9 million and $150.9 million, respectively. At that date, the carrying values of these investment securities totaled $1.1 billion and $6.0 billion, respectively.
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
Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see the audited financial statements accompanying this report (specifically, Note 2 beginning on page F-15).
Statistical Financial Information
Investment Portfolio
As of December 31, 2009, 2008 and 2007, the Bank’s trading securities were $4.0 million, $3.4 million and $2.9 million, respectively, and were comprised solely of mutual fund investments, which do not have contractual maturities. The average yield on these securities was 1.96% at December 31, 2009.

The Bank did not hold any securities that were classified as available-for-sale at December 31, 2009. The following table summarizes the Bank’s available-for-sale securities at December 31, 2008 and 2007.
AVAILABLE-FOR-SALE SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2008	2007
Government-sponsored enterprises	$—	$56,930
FHLBank consolidated obligations(1)
FHLBank of Boston (primary obligor)	—	35,423
FHLBank of San Francisco (primary obligor)	—	6,766

	—	99,119

Mortgage-backed securities
Government-sponsored enterprises	98,884	169,180
Other	28,648	93,791

	127,532	262,971

Total carrying value	$127,532	$362,090

(1)	Represents consolidated obligations acquired in the secondary market for which the named FHLBank was the primary obligor, and for which each of the FHLBanks, including the Bank, was jointly and severally liable.
The following table summarizes the Bank’s held-to-maturity securities at December 31, 2009, 2008 and 2007.
HELD-TO-MATURITY SECURITIES PORTFOLIO
(at carrying value, in thousands of dollars)

	December 31,
	2009	2008	2007
Commercial paper	$—	$—	$993,629
U.S. government guaranteed obligations	58,812	65,888	75,342
State housing agency obligation	2,945	3,785	4,810

	61,757	69,673	1,073,781

Mortgage-backed securities
U.S. government guaranteed obligations	24,075	28,632	34,066
Government-sponsored enterprises	10,837,865	10,629,290	5,910,467
Other	500,855	973,909	1,516,353

	11,362,795	11,631,831	7,460,886

Total carrying value	$11,424,552	$11,701,504	$8,534,667

The following table presents supplemental information regarding the maturities and yields of the Bank’s held-to-maturity securities as of December 31, 2009. Maturities are based on the contractual maturities of the securities.
HELD-TO-MATURITY SECURITIES
MATURITIES AND YIELD
(in thousands of dollars)

	Book Value	Yield
U.S. government guaranteed obligations
Within one year	$249	0.90%
After one year through five years	3,607	2.95
After five years through ten years	31,703	0.72
After ten years	23,253	0.67

	$58,812	0.84%

State housing agency obligation
After ten years	$2,945	0.57%

	$2,945	0.57%

Mortgage-backed securities
After one year through five years	1,803	0.54%
After five years through ten years	232,110	0.64
After ten years	11,128,882	0.87

	$11,362,795	0.87%

U.S. Government and government-sponsored agencies were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2009.
Loan Portfolio Analysis
The Bank’s outstanding loans, nonaccrual loans, and loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2009 were as follows:
COMPOSITION OF LOANS
(In thousands of dollars)

	Year ended December 31,
	2009	2008	2007	2006	2005

Advances	$47,262,574	$60,919,883	$46,298,158	$41,168,141	$46,456,958

Real estate mortgages	$259,617	$327,059	$381,468	$449,626	$542,478

Nonperforming real estate mortgages	$1,115	$370	$312	$466	$2,375

Real estate mortgages past due 90 days or more and still accruing interest(1)	$2,515	$2,295	$2,854	$4,557	$6,418

Interest contractually due during the year on nonaccrual loans	$57

Interest actually received during the year on nonaccrual loans	$30

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days past due.

Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2009 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(In thousands of dollars)

	2009	2008	2007	2006	2005
Balance, beginning of year	$261	$263	$267	$294	$355
Chargeoffs	(21)	(2)	(4)	(27)	(5)
Provision (release of allowance) for credit losses	—	—	—	—	(56)

Balance, end of year	$240	$261	$263	$267	$294

Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2009.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.7%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	0.9
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	12.8
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	71.6
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.0

100.0%

Deposits
Time deposits in denominations of $100,000 or more totaled $155.9 million at December 31, 2009. These deposits mature as follows: $154.8 million in less than three months, $0.9 million in three to six months and $0.2 million in six to twelve months.
Short-term Borrowings
Borrowings (other than consolidated obligation bonds) with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes for the years ended December 31, 2009, 2008 and 2007 is provided in the following table.
DISCOUNT NOTE BORROWINGS
(In millions of dollars)

	December 31,
	2009	2008	2007
Outstanding at year-end	$8,762	$16,745	$24,120
Weighted average rate at year-end	0.27%	2.65%	4.20%
Daily average outstanding for the year	$14,752	$18,851	$11,336
Weighted average rate for the year	1.40%	2.77%	4.90%
Highest outstanding at any month-end	$21,926	$23,084	$24,120

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As a financial intermediary, the Bank is subject to interest rate risk. Changes in the level of interest rates, the slope of the interest rate yield curve, and/or the relationships (or spreads) between interest yields for different instruments have an impact on the Bank’s estimated market value of equity and its net earnings. This risk arises from a variety of instruments that the Bank enters into on a regular basis in the normal course of its business. In addition, discounts in the market prices of securities held by the Bank that are related primarily to credit concerns and a lack of market liquidity rather than interest rates have had an impact on the Bank’s estimated market value of equity and related risk metrics during 2009 and 2008.
The terms of member advances, investment securities and consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of derivative financial instruments, primarily interest rate swaps and caps, to manage the risk arising from these sources.
The Bank has investments in residential mortgage-related assets, primarily CMOs and, to a much smaller extent, MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. Historically, a decline in interest rates has generally resulted in accelerated mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity. Recent economic and credit market conditions appear to have had an impact on mortgage prepayment activity, as borrowers whose mortgage rates are above current market rates and who might otherwise refinance or repay their mortgages more rapidly may not be able to obtain new mortgage loans at current lower rates due to reductions in their incomes, declines in the values of their homes, tighter lending standards, a general lack of credit availability, and/or delays in obtaining approval of new loans.
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Since the Bank generally purchases mortgage-backed securities with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As current liquidity discounts in the price for some of these securities indicate, these interest rate factors may not be the same factors that are driving the market prices of the securities.
The Bank utilizes a variety of risk measurements to monitor its interest rate risk. The Bank has made a substantial investment in sophisticated financial modeling systems to measure and analyze interest rate risk. These systems enable the Bank to routinely and regularly measure its market value of equity and income sensitivity profiles under a variety of interest rate scenarios. Since the Bank’s valuation models are not necessarily intended to differentiate between reductions in market value arising from liquidity discounts, such as those reflected in the market prices for many securities in 2009 and 2008, and those arising from changes in interest rate related factors, management routinely performs further analysis to separate interest rate risk related factors from liquidity discount factors. Management regularly monitors the information derived from these models and provides the Bank’s Board of Directors with risk measurement reports. The Bank utilizes these periodic assessments, in combination with its evaluation of the factors influencing the results, when developing its funding and hedging strategies.
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
Since it is not possible to consistently issue debt simultaneously with the issuance of an advance to a member in the same amount and with the same terms as the advance, or to predict what types of advances members might want or what types of consolidated obligations investors might be willing to buy on any particular day, the Bank must have a ready supply of funds on hand at all times to meet member advance demand. As conditions in the credit markets deteriorated in late 2008, the importance of the Bank having a ready supply of funds on hand to meet member advances demand became even more evident.
In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (many of which bear fixed interest rates) available for members to borrow in the form of advances. During the early part of the fourth quarter of 2008, as credit market conditions deteriorated, the Bank decided to issue a sufficient quantity of discount notes and bonds with terms ranging from three to twelve months to ensure the Bank would have adequate liquidity throughout the year-end period to meet member advance demand. A consequence of this decision was a temporary increase in the Bank’s interest rate risk. As yields on the Bank’s short-term assets fell sharply later in the fourth quarter, the impact of that interest rate risk was realized in the form of negative carry on the short-term assets (short-term advances and federal funds sold) funded by those liabilities in the fourth quarter of 2008 and the first quarter of 2009. The negative impact of this debt was minimal during the last nine months of 2009 as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. This limitation was adopted concurrently with the Bank’s conversion to its new capital structure in September 2003. The Bank was in compliance with this limit at all times from its adoption in September 2003 through October 2008. As discussed in more detail below, this risk metric exceeded the Bank’s policy limit at several month ends in 2009 and late 2008 due in part to factors other than interest rate risk.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under GAAP. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on estimated current market prices, some of which reflect discounts that the Bank believes are largely related to credit concerns and a lack of market liquidity rather than the level of interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, excess REFCORP contributions, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
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
Between December 2008 and December 2009, under scenarios that estimated the market value of equity under up 200 basis point parallel interest rate shocks, the percentage decrease in the estimated market value of equity from the base case ranged from 11.14 percent to 20.57 percent. The percentage decrease in the estimated market value of equity from the base case exceeded the Bank’s policy limits in December 2008, January 2009, February 2009, May 2009, June 2009 and July 2009. As discussed below, the Bank believes the magnitude of these changes was related primarily to liquidity discounts in the market values of its MBS and did not represent a change in the Bank’s interest rate risk position.
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month during the period from December 2008 through December 2009. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)
December 2008	2.635	2.093	-20.57%	*	*	2.391	-9.26%	*	*

January 2009	2.525	2.089	-17.27%	*	*	2.312	-8.44%	*	*
February 2009	2.552	2.154	-15.60%	*	*	2.352	-7.84%	*	*
March 2009	2.685	2.304	-14.19%	*	*	2.513	-6.41%	*	*

April 2009	2.606	2.264	-13.12%	*	*	2.449	-6.02%	*	*
May 2009	2.558	2.165	-15.36%	*	*	2.367	-7.47%	*	*
June 2009	2.713	2.246	-17.21%	*	*	2.492	-8.15%	*	*

July 2009	2.545	2.119	-16.74%	*	*	2.350	-7.66%	*	*
August 2009	2.793	2.412	-13.64%	*	*	2.623	-6.09%	*	*
September 2009	2.842	2.452	-13.72%	*	*	2.667	-6.16%	*	*

October 2009	2.721	2.382	-12.46%	*	*	2.576	-5.33%	*	*
November 2009	2.789	2.472	-11.37%	2.895	3.80%	2.656	-4.77%	2.865	2.72%
December 2009	2.836	2.520	-11.14%	2.947	3.91%	2.700	-4.80%	2.908	2.54%

*	Due to the low interest rate environments that existed during these time periods, the down 100 and 200 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the estimated market value of equity was calculated for November 2009 and December 2009 under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

(3)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
As reflected in the preceding table, the Bank’s estimated market value of equity was less sensitive to changes in interest rates at December 31, 2009 than at December 31, 2008. This reduced sensitivity, which is also reflected by a decrease in the Bank’s estimated duration of equity over the same period as shown in the table below, is primarily attributable to modest improvements in financial market conditions, which have contributed to a reduction in the liquidity discounts for the Bank’s MBS.
The elevated level of sensitivity of the Bank’s estimated market value of equity to changes in interest rates, which was also reflected by a relatively high estimated duration of equity as shown in the table below, was primarily attributable to low estimated values for the Bank’s MBS and the related sensitivity of the estimated value of its MBS portfolio to changes in interest rates. Although the Bank’s MBS portfolio is comprised predominantly of securities with coupons that float at a fixed spread to one-month LIBOR, the estimated market value of these securities was sensitive to changes in interest rates due to the combination of low estimated base case market values, historically wide market spreads for similar securities relative to their repricing index, the low absolute level of short-term interest rates, increases in the sensitivity of estimated prepayments and the corresponding sensitivity in market value related to the timing of the recapture of discounts, and changes in the value of embedded coupon caps.
The Bank’s analyses indicated that the elevated level of its market value sensitivity measures was due in large part to the liquidity discounts for its MBS as opposed to an increase in the level of its interest rate risk. Because the Bank has the intent and ability to hold the securities in its MBS portfolio to maturity, and because the elevated level of sensitivity was generally attributable to non-interest rate risk related factors, the Bank’s management and Board of Directors determined that the exceptions to its policy guidelines in 2009 and 2008 were temporary and did not represent a significant change in the Bank’s interest rate risk profile.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month during the period from December 2008 through December 2009.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2008	0.56	(0.37)	0.19	6.36	13.42	14.38	*	*

January 2009	0.58	(0.36)	0.22	7.04	10.31	10.52	*	*
February 2009	0.55	(0.33)	0.22	6.78	8.89	9.06	*	*
March 2009	0.52	(0.35)	0.17	4.64	8.42	9.00	*	*

April 2009	0.53	(0.34)	0.19	5.24	8.31	9.08	*	*
May 2009	0.53	(0.30)	0.23	6.57	8.87	9.69	*	*
June 2009	0.58	(0.30)	0.28	7.53	9.76	11.88	*	*

July 2009	0.58	(0.33)	0.25	7.04	10.21	12.39	*	*
August 2009	0.52	(0.33)	0.19	5.04	7.74	9.67	*	*
September 2009	0.53	(0.33)	0.20	5.15	7.91	9.54	*	*

October 2009	0.51	(0.34)	0.17	4.30	7.01	9.09	*	*
November 2009	0.45	(0.30)	0.15	3.92	6.21	8.25	2.16	1.30
December 2009	0.46	(0.31)	0.15	3.65	6.04	7.90	2.49	1.73

*	Due to the low interest rate environments that existed during these time periods, the down 100 and 200 basis point parallel shifts in interest rates were not considered meaningful.

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated for November 2009 and December 2009 under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.
As shown above, the Bank’s duration of equity decreased from 6.36 years at December 31, 2008 to 3.65 years at December 31, 2009, indicating that the Bank’s market value of equity is less sensitive to changes in interest rates at December 31, 2009. This contraction is consistent with the reduction in the sensitivity of the Bank’s market value of equity to 200 basis point interest rate shocks as discussed above, and is primarily attributable to the reductions in the liquidity discounts cited above.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for 7 defined individual maturity points on the yield curve. In addition, for the 10-year maturity point key rate duration, the Bank has established a separate limit of 15 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month end during the year ended December 31, 2009.
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
Because individual assets and liabilities are typically converted to floating rates at the time they are acquired, mismatches can develop between the reset dates for aggregate balances of floating rate assets and floating rate liabilities. The mismatch between the average time to repricing of the assets and the liabilities converted to floating rates in this manner can, however, cause the Bank’s duration of equity to fluctuate by as much as 0.50 years from month to month. While the realization of these reset timing differences is generally not material to the Bank’s results of operations under normal market conditions in which one- and three-month LIBOR rates change in relatively modest increments, these reset timing differences had a more significant impact during early 2009 and at various times during 2008 due to the greatly increased volatility of short-term LIBOR rates. As a result, the Bank analyzes these reset timing differences and periodically enters into hedging transactions, such as basis swaps or forward rate agreements, to reduce the risk they pose to the Bank’s periodic earnings.
In the normal course of business, the Bank also acquires assets whose structural characteristics and/or size limit the Bank’s ability to enter into interest rate exchange agreements having mirror image cash flows. These assets include fixed rate, fixed-schedule, amortizing advances and mortgage-related assets. The Bank manages the interest rate risk of these assets by issuing non-callable liabilities, and by entering into interest rate exchange agreements that are not designated against specific assets or liabilities for accounting purposes (stand-alone or economic derivatives). These hedging transactions serve to preserve the value of the asset and minimize the impact of changes in interest rates on the spread between the asset and liability due to maturity mismatches.
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
As of December 31, 2009, the Bank also held approximately $11.5 billion of floating rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank currently holds a total of $3.75 billion of stand-alone interest rate caps with strike rates ranging from 6.0 percent to 7.0 percent and maturities ranging from 2013 to 2016. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
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
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2008 and 2009, including, as discussed above, at times when certain risk metrics exceeded the Bank’s policy guidelines, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2009, 2008 and 2007, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-51.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2009 and 2008.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$304,088	$232,314	$170,073	$130,989	$837,464

Net interest income (expense)	(22,827)	14,753	33,510	51,040	76,476

Other income (loss)
Realized gain on sale of available-for-sale security	843	—	—	—	843
Credit component of other-than temporary impairment losses on held-to-maturity securities	(17)	(654)	(2,312)	(1,039)	(4,022)
Net gain (loss) on trading securities	(79)	257	286	122	586
Net gains on derivatives and hedging activities	126,831	33,903	14,080	18,295	193,109
Gains on early extinguishment of debt	—	176	—	377	553
Service fees and other, net	2,304	2,419	2,332	2,231	9,286

Other expense	18,392	15,832	23,880	17,186	75,290

Net income	65,139	25,727	17,643	39,555	148,064

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$636,972	$529,393	$547,794	$580,577	$2,294,736

Net interest income (expense)	47,449	52,377	62,106	(11,574)	150,358

Other income (loss)
Net gains (losses) on available-for-sale securities	—	2,794	(2,476)	(1,237)	(919)
Net losses on trading securities	(133)	—	(157)	(337)	(627)
Net gains (losses) on derivatives and hedging activities	4,904	9,826	56,314	(64,365)	6,679
Gains on early extinguishment of debt	5,656	1,910	—	1,228	8,794
Service fees and other, net	2,304	2,484	1,509	2,356	8,653

Other expense	17,579	14,125	15,093	18,016	64,813

Net income (loss)	31,254	40,575	75,070	(67,558)	79,341
The decrease in net interest income and resulting negative net interest income during the fourth quarter of 2008 and the first quarter of 2009 resulted largely from actions the Bank took to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank issued debt with maturities that extended into 2009 instead of issuing very short-maturity debt. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative impact of this debt was minimal in the last nine months of 2009 as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.

The fluctuations in net gains (losses) on derivatives and hedging activities during the third and fourth quarters of 2008 and the first quarter of 2009 were due in part to fair value hedge ineffectiveness gains and losses associated with the Bank’s consolidated obligation bonds. During these periods, the hedge ineffectiveness gains (losses) associated with its consolidated obligation bonds totaled $60.9 million, ($122.4 million) and $55.5 million, respectively. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates increase or decrease dramatically between the reset date and the valuation date (three-month LIBOR rates rose dramatically at the end of the third quarter of 2008 and decreased dramatically during the fourth quarter of 2008), discounting the coupon rate cash flows being paid on the floating rate leg at the prevailing market rate until the swap’s next reset date can result in ineffectiveness-related gains and losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s earnings. Because the Bank typically holds its interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. With relatively stable three-month LIBOR rates during the first quarter of 2009, the previous net ineffectiveness-related losses of $61.5 million for the third and fourth quarters of 2008 substantially reversed (in the form of ineffectiveness-related gains) during the first quarter of 2009. Because a large proportion of the assets funded with swapped floating rate debt have floating rate coupons, the Bank has a much smaller balance of swapped assets than liabilities, and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships. Consequently, the Bank did not experience similar offsetting hedge ineffectiveness variability from its asset hedging activities.
In addition, as discussed previously in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, changes in the fair values of the Bank’s stand-alone derivatives can be a source of considerable volatility in the Bank’s earnings and were so particularly in the latter half of 2008 and early 2009. In aggregate, the recorded fair value changes in the Bank’s stand-alone derivatives were ($17.3 million), $60.0 million and $26.4 million during the third quarter of 2008, the fourth quarter of 2008 and the first quarter of 2009, respectively. The aggregate fair value changes in these derivatives were not as significant in the other quarterly periods presented. Net interest income (expense) associated with the Bank’s stand-alone derivatives is recorded in net gains (losses) on derivatives and hedging activities. During the third and fourth quarters of 2008 and the first, second, third and fourth quarters of 2009, net interest income (expense) associated with these derivatives totaled $7.4 million, ($2.8 million), $46.1 million, $27.2 million, $19.7 million and $14.6 million, respectively.
In response to the provisions of the Pension Protection Act, the Bank made a $7.5 million supplemental contribution to improve the funded status of its defined benefit pension plan in the third quarter of 2009. This contribution is included in other expense for such period.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2009 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Director Elections
On October 20, 2009, the Bank completed its director election process for directorships commencing on January 1, 2010. This process took place in accordance with the rules governing the election of FHLBank directors as specified in the FHLB Act and the related regulations of the Finance Agency. For a description of the Bank’s director election process, see Item 10 – Directors, Executive Officers and Corporate Governance.
For the member directorships commencing on January 1, 2010, there were seven nominees for two member directorships representing the state of Texas, two nominees for one member directorship representing the state of Arkansas and one nominee for one member directorship representing the state of Louisiana. With one nominee for the member directorship representing the state of Louisiana, members were not requested to cast votes for that position. There were no open member directorships for the states of Mississippi or New Mexico. In addition, there were three nominees for the three independent directorships commencing on January 1, 2010.
Julie A. Cripe and Robert M. Rigby, each representing the state of Texas, Charles G. Morgan, Jr., representing the state of Arkansas, and Anthony S. Sciortino, representing the state of Louisiana, were elected to serve as member directors. In addition, C. Kent Conine, James W. Pate, II and John P. Salazar were elected to serve as independent directors. Ms. Cripe and Messrs. Conine, Morgan, Pate and Sciortino will each serve a four-year term that will expire on December 31, 2013. Messrs. Rigby and Salazar will each serve a two-year term that will expire on

December 31, 2011. The election of these directors was reported under Item 5.02 of the Bank’s Current Report on Form 8-K dated October 20, 2009 and filed with the SEC on October 26, 2009.
Member institutions may only cast votes for a nominee or abstain from voting and may not cast votes against a nominee or indicate that they are withholding votes from a nominee.
There were 514 member institutions in Texas that were eligible to vote for member directors, of which 173 institutions cast a total of 3,058,113 votes. The results of the election for the state of Texas were as follows:

	Member	Number of Votes
Nominee	Institution	Received
Julie A. Cripe	OMNIBANK, N.A.	1,030,872
President/Chief Executive Officer	Houston, TX

Robert M. Rigby	Liberty Bank	841,871
Market President	North Richland Hills, TX

H. Gary Blankenship	Bank of the West	828,606
Chairman/Chief Executive Officer	Grapevine, TX

W. Don Ellis	Patriot Bank	105,958
Chairman/Chief Executive Officer	Houston, TX

Bramlet Beard	Ennis State Bank	101,574
President	Ennis, TX

Jim Sturgeon	Founders Bank, SSB	78,856
President/Chief Executive Officer	Sugar Land, TX

Duncan W. Stewart	Texas Citizens Bank, N.A.	70,376
Chairman/Chief Executive Officer	Pasadena, TX
There were 125 member institutions in Arkansas that were eligible to vote for member directors, of which 90 institutions cast a total of 709,577 votes. The results of the election for the state of Arkansas were as follows:

	Member	Number of Votes
Nominee	Institution	Received
Charles G. Morgan, Jr.	Pine Bluff National Bank	430,610
President/Chief Executive Officer	Pine Bluff, AR

Robert H. Adcock	Centennial Bank	278,967
Vice Chairman	Conway, AR
There were 921 member institutions in the Bank’s five-state district that were eligible to vote for the independent directorships, of which 248 institutions cast a total of 5,689,591 votes. Messrs. Conine, Pate and Salazar received 1,980,491 votes, 1,729,565 votes and 1,979,535 votes, respectively. Each nominee received at least 20 percent of the number of votes eligible to be cast in the election to fill the directorship for which they were nominated.
Information regarding the Bank’s other directors whose terms of office continued after the election process is provided in Item 10 – Directors, Executive Officers and Corporate Governance. In addition to the directors listed in Item 10, Tyson T. Abston and H. Gary Blankenship (each a member director) and Willard L. Jackson, Jr. (an independent director) continued to serve as directors of the Bank until their terms expired on December 31, 2009.

Amendment of Bylaws
On March 23, 2010, the Bank’s Board of Directors approved and adopted amendments to the Bank’s bylaws (the “Bylaws”).
Certain amendments to the Bank’s Bylaws were required by the regulations of the Finance Agency regarding the eligibility and election of directors. Specifically, Article III of the Bylaws was amended: (i) to provide that the Board of Directors shall determine annually how many of its independent directorships will be designated as public interest directorships, subject to a minimum of two public interest directorships; (ii) to address the procedures that the Bank will use in nominating persons for independent directorships and the election of independent directors; and (iii) to address how and when the Board of Directors will consult with the Bank’s affordable housing Advisory Council concerning independent director nominations. Articles II, III and IV of the Bylaws were also revised to make technical corrections to conform the language of those Articles to the Finance Agency’s regulations.
In addition to the amendments required by the Finance Agency’s regulations, as described above, Article III of the Bylaws was revised to specify that the Bank’s directors will be compensated for their time and reimbursed for their expenses in the performance of their duties in accordance with resolutions adopted by the Board of Directors that comply with the rules and regulations of the Finance Agency. Article IV of the Bylaws was revised to add the Strategic Planning Committee as a standing committee of the Board of Directors. Article V of the Bylaws was revised by clarifying the Bank’s officer categories, by confirming that a Bank officer ceases to be an officer upon termination of employment with the Bank and by authorizing the Bank’s President to terminate the employment of any Bank employee except the Director of Internal Audit. In addition to the amendments described above, Articles II, III, IV, V and VII of the Bylaws were revised to make technical corrections.
The foregoing description of the amendments to the Bank’s Bylaws is qualified in its entirety by reference to the amended Bylaws, a marked copy (to show changes from the prior version) of which is attached as Exhibit 3.2 to this report and incorporated herein by reference.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 1, 2009, the Director of the Finance Agency designated that, for 2010, the Bank would have 10 member directors and 7 independent directors. With respect to the director elections that the Bank conducted during calendar year 2009, for terms beginning January 1, 2010, the order designated that two member directors would be elected in Texas, one member director would be elected in Louisiana, one member director would be elected in Arkansas and three independent directors would be elected.
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
The term of office of each directorship commencing on or after January 1, 2009 is four years, except as adjusted by the Finance Agency in order to achieve a staggered board of directors (such that approximately one-fourth of the terms expire each year). Of the seven directors that were elected for terms beginning January 1, 2010, five directors (C. Kent Conine, Julie A. Cripe, Charles G. Morgan, Jr., James W. Pate, II and Anthony S. Sciortino) will serve four-year terms that will expire on December 31, 2013 and two directors (Robert M. Rigby and John P. Salazar) will serve two-year terms that will expire on December 31, 2011. The HER Act, as clarified by the implementing Finance Agency regulation, did not change the terms of office of then existing FHLBank directors, which directors will remain directors until completion of their current terms of office. Under prior law, directors were elected or appointed to serve three-year terms.
Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms.
Member (Formerly “Elective”) Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2009 and 2010, the Finance Agency designated the Bank’s member directorships as follows: Arkansas — 1; Louisiana — 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi — 1; New Mexico — 1; and Texas — 5 (the number of member directorships for Texas includes one discretionary member directorship).
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
No shareholder meetings are held for the election of directors; the entire election process is conducted by mail. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. Except as set forth in the next sentence, no director, officer, employee, attorney or agent of the Bank may (i) communicate in any manner that a director, officer, employee, attorney or agent of the Bank, directly or indirectly, supports or opposes the nomination or election of a particular individual for a member directorship or (ii) take any other action to influence the voting with respect to any particular individual. A Bank director, officer, employee, attorney or agent may, acting in his or her personal capacity, support the nomination or election of any individual for a member directorship, provided that no such individual may purport to represent the views of the Bank or its Board of Directors in doing so.

In the event of a vacancy in any member directorship, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether such remaining directors constitute a quorum of the Bank’s Board of Directors. A member director so elected shall satisfy the requirements for eligibility that were applicable to his or her predecessor and will fill the unexpired term of office of the vacant directorship. On January 15, 2010, the Bank’s Board of Directors appointed Ron G. Wiser to fulfill the unexpired term of a member director representing the state of New Mexico; Mr. Wiser’s term as a member director will expire on December 31, 2010.
Independent (Formerly “Appointive”) Directors
As noted above, independent directors are nominated by the Bank’s Board of Directors after consultation with its affordable housing Advisory Council. Any individual who seeks to be an independent director of the Board of Directors of the Bank may deliver to the Bank, on or before the deadline set by the Bank, an executed independent director application form prescribed by the Finance Agency. Before announcing any independent director nominee, the Bank must deliver to the Finance Agency a copy of the independent director application forms executed by the individuals proposed to be nominated for independent directorships by the Board of Directors of the Bank. If within two weeks of such delivery the Finance Agency provides comments to the Bank on any independent director nominee, the Board of Directors of the Bank must consider the Finance Agency’s comments in determining whether to proceed with those nominees or to reopen the nomination process. If within the two-week period the Finance Agency offers no comment on a nominee, the Bank’s Board of Directors may proceed to nominate such nominee.
The Bank conducts elections for independent directorships in conjunction with elections for member directorships. Independent directors are elected by a plurality of the Bank’s members at-large; in other words, all eligible members in every state in the Bank’s district vote on the nominees for independent directorships. If the Bank’s Board of Directors nominates only one individual for each independent directorship, then, to be elected, each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election. If any independent directorship is not filled through this initial election process, the Bank must conduct the election process again until a nominee receives at least 20 percent of the votes eligible to be cast in the election. If, however, the Bank’s Board of Directors nominates more persons for the type of independent directorship to be filled (either a public interest directorship or other independent directorship) than there are directorships of that type to be filled in the election, then the Bank will declare elected the nominee receiving the highest number of votes, without regard to whether the nominee received at least 20 percent of the number of votes eligible to be cast in the election. The same determinations and limitations that apply to the number of votes that any member may cast for a member directorship apply equally to the election of independent directors.
As with the election process for member directorships, no shareholder meetings are held for the election of independent directors; the entire election process is conducted by mail. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. Except as set forth in the next sentence, no director, officer, employee, attorney or agent of the Bank may (i) communicate in any manner that a director, officer, employee, attorney or agent of the Bank, directly or indirectly, supports or opposes the nomination or election of a particular individual for an independent directorship or (ii) take any other action to influence the voting with respect to any particular individual. A Bank director, officer, employee, attorney or agent and the Bank’s Board of Directors and affordable housing Advisory Council (including members of the Advisory Council) may support the candidacy of any individual nominated by the Board of Directors for election to an independent directorship.
As determined by the Bank, at least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The remainder of the independent directors must have demonstrated knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; or the law. The independent director’s knowledge of or experience in the above areas should be commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. Under prior law, at least two of the appointed directors were required to be representatives from organizations with more than a two-year history of representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections. For 2010, the Bank’s Board of Directors has designated two of its independent directors, C. Kent Conine and James W. Pate, II, as public interest directors.

In the event of a vacancy in any independent directorship occurring other than by failure of a sole nominee for an independent directorship to receive votes equal to at least 20 percent of all eligible votes, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether such remaining directors constitute a quorum of the Bank’s Board of Directors. An independent director so elected shall satisfy the requirements for eligibility that were applicable to his or her predecessor and will fill the unexpired term of office of the vacant directorship. If the Board of Directors of the Bank is electing an independent director to fill the unexpired term of office of a vacant directorship, the Bank must deliver to the Finance Agency for its review a copy of the independent director application form of each individual being considered by the Bank’s Board of Directors.
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
Prior to enactment of the HER Act, the Finance Board had the sole responsibility for appointing individuals as appointive directors to the boards of directors of the FHLBanks. Patricia P. Brister, Mary E. Ceverha and Bobby L. Chain are the only directors currently serving on the Bank’s Board of Directors who were appointed by the Finance Board and who have not subsequently been elected by the Bank’s members at-large. Their terms as directors will expire on December 31, 2010.
2010 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 25, 2010):

		Director	Expiration of	Board
Name	Age	Since	Term as Director	Committees
Lee R. Gibson, Chairman (Member)	53	2002	2012	(a)(b)(c)(d)(e)(f)(g)
Mary E. Ceverha, Vice Chairman (Independent)	65	2004	2010	(a)(b)(c)(d)(e)(f)(g)
Patricia P. Brister (Independent)	63	2008	2010	(c)(e)
Bobby L. Chain (Independent)	80	2004	2010	(c)(e)(g)
James H. Clayton (Member)	58	2005	2010	(d)(f)(g)
C. Kent Conine (Independent)	55	2007	2013	(e)(f)
Julie A. Cripe (Member)	56	2010	2013	(a)(f)
Howard R. Hackney (Member)	70	2003	2012	(b)(d)(g)
Charles G. Morgan, Jr. (Member)	48	2004	2013	(b)(d)(g)
James W. Pate, II (Independent)	60	2007	2013	(c)(f)
Joseph F. Quinlan, Jr. (Member)	62	2008	2012	(a)(d)
Robert M. Rigby (Member)	63	2010	2011	(a)(e)
John P. Salazar (Independent)	67	2010	2011	(e)(f)
Margo S. Scholin (Independent)	59	2007	2012	(b)(d)
Anthony S. Sciortino (Member)	62	2003	2013	(c)(e)(g)
John B. Stahler (Member)	61	2001	2010	(a)(b)(g)
Ron G. Wiser (Member)	53	2010	2010	(a)(b)

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning Committee

(e)	Member of Government Relations Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive Committee

Lee R. Gibson is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2007. Mr. Gibson serves as Senior Executive Vice President and Chief Financial Officer of Southside Bank (a member of the Bank) and its publicly traded holding company, Southside Bancshares, Inc. (Tyler, Texas). He has served as Senior Executive Vice President of Southside Bank since February 2009. From 1990 to February 2009, he served as Executive Vice President of Southside Bank. Mr. Gibson has served as Senior Executive Vice President of Southside Bancshares, Inc. since February 2010. From 1990 to February 2010, he served as Executive Vice President of Southside Bancshares, Inc. Mr. Gibson has served as Chief Financial Officer of both Southside Bank and Southside Bancshares, Inc. since 2000. He also serves as a director of Southside Bank. Before joining Southside Bank in 1984, Mr. Gibson served as an auditor for Ernst & Young. He currently serves as chairman of the Council of Federal Home Loan Banks and as president of the Executive Board of the East Texas Area Council of Boy Scouts. He also serves on the boards of directors of the TJC Foundation and the Foundation of the East Texas Boy Scouts. Mr. Gibson is Chairman of the Executive Committee of the Bank’s Board of Directors. He is a Certified Public Accountant.
Mary E. Ceverha is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since December 2005. From January 2005 to December 2005, she served as Acting Vice Chairman of the Board of Directors of the Bank. From 2001 to 2005, Ms. Ceverha served as a director and president of Trinity Commons, Inc. From 2001 to 2004, she also served as a director and president of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, these not-for-profit enterprises were organized to coordinate fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She remains active in the foundation’s fundraising and government relations efforts. Previously, she served on the steering committee of the President’s Research Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the Greater Dallas Planning Council and the Community Advisory Board of the Dallas Heart Disease Prevention Project. Ms. Ceverha is also a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha currently serves on the Council of Federal Home Loan Banks. She also serves as Vice Chairman of the Executive Committee of the Bank’s Board of Directors.
Patricia P. Brister is a current board member and immediate past chairman of the Habitat for Humanity St. Tammany West. Ms. Brister also currently serves as a director of Volunteers of America — Greater New Orleans. From June 2006 to January 2009, she served as a United States Ambassador to the United Nations Commission on the Status of Women. From 1975 to 2000, Ms. Brister served as Secretary/Treasurer of Brister-Stephens, Inc., a privately owned mechanical contracting company in Covington, Louisiana. She previously served as a Councilwoman for St. Tammany Parish from 2000 to 2007 and is a past chairman of the Women’s Build Habitat for Humanity. Ms. Brister currently serves as Vice Chairman of the Government Relations Committee of the Bank’s Board of Directors. She previously served a three-year term on the Bank’s Board of Directors from January 2002 to December 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004.
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
James H. Clayton serves as Chairman and Chief Executive Officer of Planters Bank and Trust Company in Indianola, Mississippi. Mr. Clayton joined Planters Bank and Trust Company, a member of the Bank, in 1976 and has served as Chairman and Chief Executive Officer since 2003. From 1984 to 2003, he served as a board member, President and Chief Executive Officer. Since 1984, Mr. Clayton has also served as a director of Planters Holding Company, a privately held enterprise. Mr. Clayton is a past president of the Indianola Chamber of Commerce and past chairman of the Mississippi Bankers Association. He previously served on the Government Relations Council of the American Bankers Association (“ABA”) and was a member of its BankPac Committee. Mr. Clayton currently serves as Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.

C. Kent Conine serves as President of Conine Residential Group, Inc. and has served in that capacity since 1995. Based in Dallas, Texas, Conine Residential Group, Inc. is a privately held company that specializes in single-family home building and subdivision development and the construction, management and development of multifamily apartment communities. Mr. Conine currently serves as the Chairman of the Texas Department of Housing & Community Affairs and is a past president of the National Association of Home Builders. From July 2004 to February 2008, he served on the board of directors of NGP Capital Resources Company (“NGP”), a publicly traded financial services company that invests primarily in small and mid-size private energy companies. NGP is a registered investment company under the Investment Company Act of 1940, as amended. Mr. Conine currently serves as the Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
Julie A. Cripe serves as a board member, President and Chief Executive Officer of OMNIBANK, N.A. in Houston, Texas. Ms. Cripe has served as President since 1999 and as Chief Executive Officer since May 2007. She has served as a director of OMNIBANK, N.A, a member of the Bank, since 1992. From 1999 to May 2007, she also served as Chief Operating Officer of OMNIBANK, N.A. Since August 2007, Ms. Cripe has also served as a Vice President of Bancshares, Inc., OMNIBANK, N.A.’s privately held holding company. Ms. Cripe currently serves as a board member of The Chaplaincy Fund, a support organization for chaplaincy programs at MD Anderson Hospital in Houston, Texas and is the incoming chairman of the American Festival for the Arts. She is the immediate past chairman of the Education Foundation Board of the ABA.
Howard R. Hackney is a director of Texas Bank and Trust Company in Longview, Texas (a member of the Bank). From 1995 until his retirement in May 2004, Mr. Hackney served as President of Texas Bank and Trust Company. Since May 2004, he has provided consulting services to Texas Bank and Trust Company. Since May 2005, Mr. Hackney has served on the board of directors of Martin Midstream GP LLC, the general partner of Martin Midstream Partners L.P., a publicly traded master limited partnership. He also serves as an adjunct faculty member at LeTourneau University Business School. Mr. Hackney previously served on the boards of directors of the Good Shepherd Medical Center and the Sabine Valley MHMR Foundation. He currently serves as Chairman of the Bank’s Audit Committee.
Charles G. Morgan, Jr. serves as a board member, President and Chief Executive Officer of Pine Bluff National Bank in Pine Bluff, Arkansas. Mr. Morgan joined Pine Bluff National Bank, a member of the Bank, in 1987 and has served as President and Chief Executive Officer since February 2006 and as a director since February 2005. From February 2005 to February 2006, he served as President and Chief Operating Officer and from 1997 to February 2005 he served as Executive Vice President. Since February 2006, Mr. Morgan has also served as President and Chief Operating Officer of Jefferson Bancshares, Inc., Pine Bluff National Bank’s privately held holding company. He is a current board member and past vice chairman of both the Jefferson Hospital Association and the Jefferson Regional Medical Center. Mr. Morgan is also a board member and past chairman of the Economic Development Alliance of Jefferson County. Further, he currently serves as a director of the Arkansas Bankers Association. He previously served on the board of directors of the United Way of Southeast Arkansas and is a past chairman of the Greater Pine Bluff Chamber of Commerce. Mr. Morgan currently serves as Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
James W. Pate, II serves as Executive Director of the New Orleans Area Habitat for Humanity and has served in that capacity since 2000. He has worked with affiliates of Habitat for Humanity for over 18 years. Mr. Pate currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.
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

Robert M. Rigby serves as Market President of Liberty Bank in North Richland Hills, Texas (a member of the Bank) and has served in that capacity since August 2008. From 1998 to August 2008, he served as a director, President and Chief Executive Officer of Liberty Bank. Since August 2008, he has served as an advisory director for Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. Mr. Rigby is a current board member and past chairman of the Texas Bankers Association and he currently serves as a member of its Government Relations Council and as chairman of its BancPac Committee. He also serves on the ABA’s BancPac Committee. In addition, Mr. Rigby serves on the board of directors of the Birdville ISD Education Foundation and is an advisory director for the North Texas Special Needs Assistance Partners. Further, he serves as vice chairman of the North Richland Hills Economic Development Advisory Committee. Mr. Rigby previously served on the Weatherford College Board of Trustees and he is a past chairman of the Northeast Tarrant Chamber of Commerce.
John P. Salazar is an attorney and director with the law firm of Rodey, Dickason, Sloan, Akin & Robb, P.A. in Albuquerque, New Mexico, where he specializes in real estate-related matters, including land use and development law. He has been with Rodey, Dickason, Sloan, Akin & Robb, P.A. since 1968 and has represented single-family residential and multifamily housing developers and builders. Mr. Salazar currently serves as chairman of the board of directors of the Inter-American Foundation and as a member of the Albuquerque Economic Forum. Mr. Salazar previously served on the board of trustees of the Albuquerque Community Foundation and he is a past board chairman of the Albuquerque Hispano Chamber of Commerce and the Greater Albuquerque Chamber of Commerce.
Margo S. Scholin is a partner with Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specializes in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin has been with Baker Botts L.L.P. since 1983 and has been a partner since 1991. She is a current board member and immediate past chairman of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse. Ms. Scholin currently serves as Vice Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
Anthony S. Sciortino serves as Chairman, President and Chief Executive Officer of State-Investors Bank in Metairie, Louisiana. Mr. Sciortino joined State-Investors Bank, a member of the Bank, in 1975 and has served as Chairman since October 2008 and as a board member, President and Chief Executive Officer since 1985. He currently serves on the board of directors of the Better Business Bureau of Greater New Orleans. Mr. Sciortino previously served as a board member and treasurer of the New Orleans Area Habitat for Humanity and he is a past chairman of the Community Bankers of Louisiana. He currently serves as Chairman of the Government Relations Committee of the Bank’s Board of Directors. Mr. Sciortino previously served as a director of the Bank from 1990 to 1996.
John B. Stahler has served as a board member, President and Chief Executive Officer of American National Bank in Wichita Falls, Texas since 1979. He joined American National Bank (“ANB”), a member of the Bank, in 1976. Mr. Stahler also serves as a director and President of AmeriBancShares, Inc., ANB’s privately held holding company. He is a past chairman of the Texas Bankers Association and has served on the ABA’s Government Relations Committee and its BankPac Committee. Mr. Stahler previously served on the Wichita Falls 4(A) Board for Economic Development Corporation and is a past chairman of the Wichita Falls Board of Commerce and Industry. He is also a past chairman of the North Texas Area United Way. Mr. Stahler currently serves as Chairman of the Risk Management Committee of the Bank’s Board of Directors.
Ron G. Wiser serves as a director, President and Chief Executive Officer of Bank of the Southwest (a member of the Bank) and as a director of its privately held holding company, New Mexico National Financial, Inc. (Roswell, New Mexico). He has served as President of Bank of the Southwest since 1996 and as its Chief Executive Officer since December 2003. Mr. Wiser also served as Chief Executive Officer of Bank of the Southwest from 1996 to November 2000. He has served as a director of both companies since 1996. Mr. Wiser is a current board member and past president of the New Mexico Bankers Association and he currently serves on the Community Bankers Council of the ABA. Mr. Wiser is a Certified Public Accountant and he currently serves as Vice Chairman of the Bank’s Audit Committee.

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
Director Qualifications and Attributes
As more fully described above, the size of the Bank’s Board of Directors, including the number of member directors and independent directors, is determined by the Finance Agency, subject to a minimum number of directors established by statute. Candidates for member directorships are nominated and elected by members located in the state to be represented by that particular directorship. The Bank’s Board of Directors does not nominate member directors nor can it support or oppose the nomination or election of a particular individual for a member directorship. In the event of a vacancy in any member directorship, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether such remaining directors constitute a quorum of the Bank’s Board of Directors.

Independent directors, on the other hand, are nominated by the Bank’s Board of Directors (after consultation with its affordable housing Advisory Council) and are elected by a plurality of the Bank’s members at-large. A vacancy in any independent directorship is similarly filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether such remaining directors constitute a quorum of the Bank’s Board of Directors. Prior to enactment of the HER Act in July 2008, the Finance Board (predecessor to the Finance Agency) had the sole responsibility for appointing individuals as “appointive” directors. Ms. Ceverha, Ms. Brister and Mr. Chain are the only directors currently serving on the Bank’s Board of Directors who were appointed by the Finance Board and who have not subsequently been elected by the Bank’s members at-large. For each of these directorships, the Bank’s Board of Directors was required to submit to the Finance Board for its consideration a list of nominees who met the statutory eligibility requirements and were otherwise well qualified to fill those appointive directorships (these appointive directors are now known as independent directors).
In evaluating an independent director candidate (or a candidate to fill a vacancy in any member directorship), the Board of Directors considers factors that are in the best interests of the Bank and its shareholders and which go beyond the statutory eligibility requirements, including the knowledge, experience, integrity and judgment of each candidate; the experience and competencies that the Board desires to have represented; each candidate’s ability to devote sufficient time and effort to his or her duties as a director; geographic representation in the Bank’s five-state district; prior tenure on the Board; the need to have at least two public interest directors from among the Bank’s independent directors; and any core competencies or technical expertise necessary to staff committees of the Board of Directors. In addition, the Board of Directors assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the Board’s ability to manage and direct the affairs and business of the Bank including, when applicable, to enhance the ability of committees of the Board to fulfill their duties.
Each of the Bank’s member and independent directors brings a unique background and strong set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, finance, accounting, human resources, legal, risk management, affordable housing, economic development and government relations. Set forth below are the attributes of each of the Bank’s independent directors (and Mr. Wiser, the only current member director who was appointed by the Board) that the Board of Directors considered important to his or her inclusion on the Board. The Board of Directors does not make any judgments with regard to its member directors who have been elected by the Bank’s members, although the skills and experience of those directors may bear on the Board of Directors’ decisions with regard to the competencies it seeks when nominating candidates for independent directorships or when filling a vacancy in either a member or independent directorship.
Ms. Ceverha was reappointed by the Finance Board to serve a three-year term that commenced on January 1, 2008. She has served on the Bank’s Board of Directors since January 1, 2004. Ms. Ceverha brings to the Board extensive experience in housing, government relations, corporate governance and policy-making. She has held leadership roles in numerous local government agencies and not-for-profits, including serving as vice chairman of the Texas State Board of Health, as a commissioner of the Dallas Housing Authority, and as the founder and past president of an organization that was established for the purpose of coordinating fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She also provides extensive knowledge of the Texas legislative process to the Board.
Ms. Brister was appointed by the Finance Board to serve a three-year term that commenced on January 1, 2008. She previously served a three-year term on the Bank’s Board of Directors from January 2002 through December 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004. Ms. Brister has extensive experience in the areas of affordable housing, economic development, small business, government relations and policy-making. She is a current board member and immediate past chairman of the Habitat for Humanity St. Tammany West and is a past chairman of the Women’s Build Habitat for Humanity. Previously, she served as a Councilwoman for St. Tammany Parish. She also co-owned and managed a small mechanical contracting company for 25 years.
Mr. Chain was reappointed by the Finance Board to serve a three-year term that commenced on January 1, 2008. He has served on the Bank’s Board of Directors since January 1, 2004. Mr. Chain brings to the Board broad leadership and policy-making experience both as the founder and head of a multi-state commercial, industrial and utility contractor for 55 years and as the former mayor of Hattiesburg, Mississippi. He previously served on the boards of directors of Deposit Guaranty Holding Company, Deposit Guaranty Bank and Deposit Guaranty Mortgage. Through these various roles, Mr. Chain has developed and provides to the Board expertise in the areas of corporate governance, government relations and compensation.
Mr. Conine was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. He brings to the Board extensive knowledge of affordable housing, homebuilding, mortgage finance and government relations. Mr. Conine heads a company that specializes in the development of single-family and multifamily housing. In addition, he currently serves as the Chairman of the Texas Department of Housing and Community Affairs and is a past president of the National Association of Home Builders. Mr. Conine has testified before the U.S. Congress on proposed legislation regarding GSEs and he also recently served on the board of directors of another registered company.
Mr. Pate was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. Mr. Pate brings a combination of affordable housing/economic development expertise and legal training to the Board. He serves as Executive Director of the New Orleans Area Habitat for Humanity, the largest developer of low-income housing in New Orleans, and has worked with affiliates of Habitat for Humanity for over 18 years. As a former practicing attorney, Mr. Pate developed expertise in matters involving human resources and compensation.
Mr. Salazar was elected by the Bank’s members at-large to serve a two-year term that commenced on January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb, P.A. for over 40 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as chairman of the board of directors of the Inter-American Foundation and he has previously served on the boards of several other non-profit organizations that promote economic development, housing availability and/or housing finance.
Ms. Scholin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2009. She has served on the Bank’s Board of Directors since April 10, 2007. As a partner with Baker Botts L.L.P. for almost 20 years, she brings a wealth of legal experience to the Board. Ms. Scholin specializes in corporate and securities law (including securities law reporting) and she has extensive knowledge of regulatory issues. Through her service on other boards and experience representing clients, she has also developed expertise in corporate governance and compliance matters.
Mr. Wiser was appointed by the Bank’s Board of Directors to fulfill the unexpired term of a member director representing the state of New Mexico. He brings 29 years of broad-based management and financial experience to the Board. Mr. Wiser has significant board experience and he provides strong accounting skills to the Board. He is a Certified Public Accountant.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 25, 2010). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

			Officer
Name	Age	Position Held	Since
Terry Smith	53	President and Chief Executive Officer	1986
Michael Sims	44	Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer	1998
Nancy Parker	57	Chief Operating Officer and Executive Vice President — Operations	1994
Paul Joiner	57	Senior Vice President and Chief Strategy Officer	1986
Tom Lewis	47	Senior Vice President and Chief Accounting Officer	2003
Terry Smith serves as President and Chief Executive Officer of the Bank and has served in such capacity since August 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of the Bank, responsible for the financial and risk management, credit and collateral, financial services, accounting, and information systems functions. Mr. Smith joined the Bank in January 1986 to coordinate the hedging and asset/liability management functions, and was promoted to Chief Financial Officer in 1988. He served in that capacity until his appointment as Chief Operating Officer in 1991. Mr. Smith currently serves as Vice Chairman of the Board of Directors of the FHLBanks’ Office of Finance. He is a current member and past chairman of the Audit Committee of the FHLBanks’ Office of Finance. He also serves on the Council of Federal Home Loan Banks and the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions. Mr. Smith currently serves on the Investment Committee for the Pentegra Defined Benefit Plan for Financial Institutions.
Michael Sims serves as Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer of the Bank. Mr. Sims has served as Chief Operating Officer since January 2010, as Executive Vice President — Finance since April 2009 and as Chief Financial Officer since February 2005. Prior to his appointment as Chief Financial Officer in February 2005, Mr. Sims served as Treasurer of the Bank. From February 2005 to February 2006, he served as both Chief Financial Officer and Treasurer of the Bank. Mr. Sims joined the Bank in 1989 and has served in various financial and asset/liability management positions during his tenure with the institution. Since November 1998, he has had overall responsibility for the Bank’s treasury operations. In February 2005 and August 2008, Mr. Sims’ responsibilities were expanded to include member sales and community investment, respectively. In April 2009, Mr. Sims’ responsibilities were further expanded to include accounting. Mr. Sims served as a Vice President of the Bank from 1998 to 2001 and as a Senior Vice President from 2001 to April 2009.
Nancy Parker serves as Chief Operating Officer and Executive Vice President — Operations. Ms. Parker has served as Chief Operating Officer since January 2010 and as Executive Vice President — Operations since April 2009. From January 1999 to April 2009, she served as Chief Information Officer. Ms. Parker oversees information technology, banking operations, human resources, risk management, production support services, security, and property and facilities management. She joined the Bank in February 1987 as a Senior Systems Analyst, and was promoted to Financial Systems Manager in 1991, to Information Technology Director in 1993 and to Chief Information Officer in 1999. Ms. Parker served as a Vice President of the Bank from 1994 to 1996. She was promoted to Senior Vice President in 1996. In February 2005 and August 2008, Ms. Parker’s responsibilities were expanded to include banking operations and human resources, respectively. In April 2009, Ms. Parker’s responsibilities were further expanded to include risk management.
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
Code of Ethics
The Board of Directors has adopted a code of ethics that applies to the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (collectively, the Bank’s “Senior Financial Officers”). Annually, the Bank’s Senior Financial Officers are required to certify that they have read and complied with the Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics for Senior Financial Officers is filed as an exhibit to this report and is also available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Ethics for Senior Financial Officers.”
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

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation and Human Resources Committee of the Board of Directors (the “Committee”) has responsibility for, among other things, establishing, reviewing and monitoring compliance with the Bank’s compensation philosophy. In support of that philosophy, the Committee is responsible for making recommendations regarding and monitoring implementation of compensation and benefit programs that are consistent with our short- and long-term business strategies and objectives. The Committee’s recommendations regarding our compensation philosophy and benefit programs are subject to the approval of our Board of Directors.
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable the Bank to achieve its short- and long-term strategic business objectives. Historically, we have attempted to accomplish this goal through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 140. For 2009, our named executive officers were: Terry Smith, President and Chief Executive Officer; Michael Sims, Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer; Nancy Parker, Chief Operating Officer and Executive Vice President — Operations; Paul Joiner, Senior Vice President and Chief Strategy Officer; and Tom Lewis, Senior Vice President and Chief Accounting Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s responsibilities and individual performance and our overall business results. Except as described below, for 2009, 2008 and 2007, the Committee and Board of Directors defined the competitive market for our executives as the other 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) and non-depository financial services institutions with approximately $20 billion in assets. Aside from the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based and/or long-term incentive compensation, we have purposely limited our comparative analysis for total direct compensation to base salary and short-term incentive pay as we have not historically offered long-term incentive compensation and we cannot offer equity-based incentives.
The Board of Directors (acting upon a recommendation from the Committee) revised the definition of the competitive market for our President and Chief Executive Officer for 2008 and 2009. The Committee and Board of Directors believe that the most relevant competitive market for Mr. Smith is the other 11 FHLBanks and as a result, for 2008 and 2009, only market data for the other FHLBanks was used in the competitive pay analysis for Mr. Smith. Prior to 2008, the competitive market for Mr. Smith was defined in the same manner as it is for our other executive officers. The Committee and Board of Directors believe that the other 11 FHLBanks represent the most relevant competitive market for Mr. Smith based on the unique nature of our business operations and our desire to retain Mr. Smith’s services given his tenure with us and his extensive knowledge of the FHLBank System. Generally, it has been our overall intent to provide total compensation, including targeted incentive opportunities, for Mr. Smith at or above the median compensation for the FHLBank Presidents taking into consideration base salary and short-term incentive compensation. For our other executive officers, it has generally been our overall intent to provide total compensation, including targeted annual incentive opportunities, at or near the competitive market median for comparable positions, exclusive of equity-based and long-term incentive compensation.
With the exception of our tax-qualified defined benefit pension plan, we generally apply this philosophy to each of the direct and indirect components of our compensation program. Because our tax-qualified pension plan has greater value to our longest-tenured employees (including most of our executive officers), we have elected to provide a benefit under this plan that is at or near the market median for Mr. Smith and above the market median for our other executive officers. This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees and executives by enhancing what is generally considered by most employees to be a very valuable benefit. Further, to make up for a portion of the lost pension benefit under the tax-qualified plan (due to limitations imposed by the Internal Revenue Code), we have established a supplemental executive retirement plan for our executive officers. The supplemental plan is a defined contribution plan that we believe (when coupled with our tax-qualified plan) helps us retain our executive officers.
Responsibility for Compensation Decisions
The Board of Directors makes all decisions regarding the compensation of Mr. Smith, our President and Chief Executive Officer. His performance is reviewed annually by the Chairman and Vice Chairman of the Board and the Chairman and Vice Chairman of the Committee. Their assessment of Mr. Smith’s performance and recommendations regarding his compensation are then shared with the Committee and the full Board. The Board of Directors is responsible for reviewing and approving and has discretion to modify any of the recommendations regarding Mr. Smith’s compensation that are made jointly by the Chairman and Vice Chairman of the Board and the Chairman and Vice Chairman of the Committee.
Mr. Smith annually reviews the performance and has responsibility and authority for setting the base salaries of our other executive officers, all of whom are named executive officers. The performance reviews for all of our executive officers are generally conducted in December of each year and salary adjustments, if any, are typically made on January 1 of the following year. While Mr. Smith shares his base salary recommendations (including supporting competitive market pay data and his assessments of each executive’s individual performance) with the Committee and the full Board, approval by the Committee or Board of Directors is not required.
Mr. Smith can make additional base salary adjustments at any time during the year if warranted based on compelling market data, job performance and/or other internal factors, such as a change in job responsibilities. In the absence of a promotion or a change in an officer’s job responsibilities, base salary adjustments on any date other than January 1 are rare.
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program. This plan provides all regular, full-time employees, including our executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the plan for the next year as it relates to our executive officers and the annual profitability and corporate operating goals that will be applicable under the Variable Pay Program for that year.
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

In July 2008, we engaged Lawrence Associates to conduct a competitive market pay study for our executive officers (other than Mr. Smith) in connection with the determination of their compensation for 2009.
Lawrence Associates utilizes compensation and specific salary survey data provided by the Economic Research Institute (“ERI”), a recognized leader in survey analyses and web-based collection of compensation survey data. The ERI database consists of both proxy statement information and a compilation of compensation data obtained from numerous sources, including subscriber-provided data and purchased surveys. While the information gathered from proxy statements can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Lawrence Associates uses ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”). This SIC code is comprised of the following primary sub-categories: 611 — Federal and Federally-sponsored Credit Agencies; 614 — Personal Credit Institutions; 615 — Business Credit Institutions; and 616 — Mortgage Bankers and Brokers. There were approximately 167 institutions in the database for non-depository credit institutions (SIC code 6100) at the time the analysis was conducted. Using regression analysis, the ERI software database enables Lawrence Associates to statistically approximate the competitive market survey data for the requested executive positions at non-depository financial services institutions with approximately $20 billion in assets.
For 2009, we also utilized the results of the 2008 FHLBank Key Position Compensation Survey. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.
In addition to the two primary sources described above, we also reviewed (in connection with our overall analysis of executive compensation) the results from a custom survey prepared specifically for the FHLBanks by McLagan Partners, an affiliate of Aon Consulting, which contained over 200 financial services organizations. We have participated in this survey since 2007.
The information obtained from these various sources was considered by Mr. Smith when making his compensation decisions for our executive officers. For those positions that do not allow for precise comparisons, Mr. Smith made subjective adjustments based on his experience and general knowledge of the competitive market. When making 2009 compensation decisions for Mr. Smith, the Committee and Board of Directors considered the information obtained from the 2008 FHLBank Key Position Compensation Survey and an analysis of this data provided by Lawrence Associates.
Elements of Executive Compensation
We have historically relied upon a mix of base salary, short-term incentive compensation, benefits and limited perquisites to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers. In the past, we have elected not to provide any form of long-term incentive compensation to our executive officers. The Committee regularly considers the nature of our compensation program, including the various compensation elements that should be part of our overall compensation program for executive officers.
In October 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance” (“AB 2009-02”). In AB 2009-02, the Finance Agency outlines several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices. Those principles are (i) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions, (ii) executive incentive compensation should be consistent with sound risk management and preservation of the par value of a FHLBank’s capital stock, (iii) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators, (iv) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years and (v) the board of directors of each FHLBank should promote accountability and transparency in the process of setting compensation.
In response to this guidance, the Committee is considering the framework for a long-term incentive compensation plan for our executive officers and has engaged McLagan Partners to provide insight and analysis. As part of this evaluation, the Committee is also considering potential modifications to our Variable Pay Program as it relates to our executive officers. However, for 2010, the Variable Pay Program will operate as it did in 2009 for our executive officers. The details of that program are discussed on pages 131 — 134 of this report and the estimated possible payouts under this program for 2010 are presented on page 138 of this report.
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our executive officers. In the case of Mr. Smith, we target his base salary within the top quartile of the base salaries paid to the 12 FHLBank Presidents based upon his tenure in relation to the other Presidents and his leadership roles within the FHLBank System. In the case of our other executive officers, we target base salary compensation at or near the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within the Federal Home Loan Bank System. The determination of base salaries is generally independent of the decisions regarding other elements of compensation, but some other elements of compensation are dependent upon the determination of base salary, to the extent they are expressed as percentages of base salary.
In establishing Mr. Smith’s base salary for 2009, the Committee and Board of Directors took into consideration his individual job performance, our overall corporate operating goal achievement in 2008, his contributions to the FHLBank System, and the competitive market pay data obtained from the 2008 FHLBank Key Position Compensation Survey. The results of this competitive pay analysis showed that Mr. Smith’s base salary remained within the top quartile of the base salaries paid to the 12 FHLBank Presidents. Taking all of these factors into consideration, Mr. Smith was given a standard merit increase for 2009, which was an increase of 5.2 percent from 2008.
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
In setting the base salaries of our executive officers for 2009, Mr. Smith considered the competitive market pay data from the various sources referred to above and each officer’s individual performance. The competitive market data for 2008 indicated that, with the exception of Mr. Joiner (for whom sufficient comparable FHLBank data was unavailable given his range of responsibilities for us), the executive officers’ base salaries were within a range of plus or minus: (a) 12 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 19 percent of the market median for the FHLBanks. Based on this data and his subjective assessments of their individual performance and range of duties, Mr. Smith increased the base salaries for Mr. Sims, Ms. Parker, Mr. Joiner and Mr. Lewis by 9.1 percent, 9.4 percent, 4.9 percent and 4.6 percent, respectively.
In April 2009, Mr. Smith promoted Mr. Sims and Ms. Parker from Senior Vice President to Executive Vice President and expanded the duties and responsibilities of each. In partial recognition of the additional duties and responsibilities associated with these promotions, Mr. Smith increased their base salaries effective June 1, 2009. Mr. Sims’s base salary was increased from $330,000 to $355,000 (a 7.6 percent increase) and Ms. Parker’s base salary was increased from $320,000 to $345,000 (a 7.8 percent increase). Mr. Smith discussed these base salary increases with the Board of Directors prior to implementation. As part of these discussions, Mr. Smith indicated his intention to make additional promotion-related adjustments to their base salaries effective January 1, 2010. The base salaries for all other named executive officers remained the same throughout 2009.

The base salaries of our named executive officers for 2009, 2008 and 2007 are presented in the Summary Compensation Table on page 140.
Short-Term Incentive Compensation
All of our regular, full-time employees participate in our Variable Pay Program or VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). Potential individual award percentages vary based upon an employee’s job grade level and are higher for those persons serving as senior officers of the Bank. Historically, the VPP has provided for substantially the same method of allocation of benefits between management and non-management participants, except for Mr. Smith and certain members of our sales staff.
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
For 2009, we used the following formula to calculate annual VPP award payments for all of our named executive officers except Mr. Smith:

Base Salary	X	Employee’s	X	Profitability	X	Corporate	X	Individual
as of 1/1/09		Maximum		Achievement		Operating		Goal
		Potential		Percentage		Goal		Achievement
		Award				Achievement		Percentage
		Percentage				Percentage
For Mr. Smith, 75 percent of his potential VPP award is derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent is based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective. The formula used to calculate Mr. Smith’s 2009 VPP award is set forth below:

75%	X	Base Salary	X	Maximum	X	Profitability	X	Corporate
		as of 1/1/09		Potential		Goal		Operating Goal
				Award		Achievement		Achievement
				Percentage		Percentage		Percentage

plus

25%	X	Base Salary	X	Maximum	X	Individual
		as of 1/1/09		Potential		Performance Goal
				Award		Achievement
				Percentage		Percentage

The amount of the VPP award pool that is potentially available for cash incentives depends upon the extent to which our corporate profitability objective is achieved within pre-established minimum and maximum levels. At the minimum level, 50 percent of the award pool is potentially available, and at the maximum level, 100 percent of the award pool is potentially available. Between the minimum and maximum levels, the profitability objective operates on a sliding scale. If we fail to achieve our minimum profitability objective, then no VPP award pool is available. If we exceed the maximum profitability objective, there is no additional increase in the amount of the potential VPP award pool.
Our corporate profitability objective is expressed (in basis points) as the excess, if any, of the return on our average capital stock over the average effective federal funds rate for the year. For instance, a minimum profitability objective of 0 basis points would mean that in order to meet that objective we would need to achieve a rate of return on our average capital stock equal to the average effective federal funds rate for the year. In calculating our return on capital stock, net income for the year (excluding unrealized gains and losses on derivatives and hedging activities and interest expense on mandatorily redeemable capital stock) is divided by our average outstanding capital stock (including mandatorily redeemable capital stock).
In determining the minimum and maximum levels for our profitability objective, the Board of Directors considers factors such as the current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at our target rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2009, our Board of Directors established the minimum and maximum corporate profitability objectives at 75 basis points and 125 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 326 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our maximum corporate profitability objective for 2009 due in large part to unanticipated gains associated with terminations of interest rate derivative transactions, unanticipated prepayment fees on advances, larger than expected spreads on our purchases of agency mortgage-backed securities, and lower than expected funding costs. Over the previous five years (2004-2008), we have exceeded our maximum corporate profitability objective for every year except 2006 (for 2006, we achieved 91.25 percent of our maximum corporate profitability objective).
While our corporate operating objectives vary from year to year, they have historically fallen into two broad categories: (a) expanding our traditional business, including new initiatives, and (b) economic and community development. Each corporate operating objective is assigned a specific percentage weight together with a “threshold,” “target” and “stretch” objective. The “threshold” objective represents a minimum acceptable level of performance for the year. The “target” objective reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective reflects outstanding performance that exceeds our long-term strategic objectives.
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
For 2009, the Board of Directors established ten separate VPP corporate operating objectives, with specific percentage weights ranging from 5 percent to 20 percent. As further set forth in the table below, the objectives relating to our traditional business (excluding new initiatives) comprised 55 percent of our overall corporate goals. New initiatives and economic and community development objectives comprised 15 percent and 30 percent, respectively, of our overall corporate operating goals.

2009 VPP Corporate Operating Objectives
(Dollars in millions)

						Contribution
						to Overall
	Percentage	Objective				Achievement
	Weight	Threshold	Target	Stretch	Results	Percentage
Expanding the Traditional Business

1. Average Total Advances + Letters of Credit	10%	$63,200	$65,000	$66,700	$57,713	0%

2. Average Advances and Letters of Credit to Customers with Assets ≤ $15 billion	15%	$30,400	$31,300	$32,100	$28,501	0%

3. Average Advances + Letters of Credit to 2009 CFIs	20%	$13,100	$13,400	$13,800	$13,710	16%

4. Total Credit Product Users	10%	700	725	750	760	10%

New Initiatives

1. Interest Rate Derivatives Customers	5%	10	15	20	3	0%

2. Advances or Deposit Auction Participants	5%	200	215	235	255	5%

3. Average Letters of Credit Outstanding	5%	$4,800	$5,000	$5,200	$4,692	0%

Economic and Community Development

1. New CIP / EDP Advances Funded + LCs Issued*	10%	$600	$650	$700	$1,174	10%

2. Total CIP / EDP Advances / LC Users*	10%	85	90	100	86	6%

3. CIP / EDP Projects Funded / Supported by LCs*	10%	275	300	325	367	10%

Overall Corporate Operating Goal Achievement Percentage						57%

*	Excluding letters of credit issued on behalf of one particularly active member.
As shown above, we did not achieve the threshold objective for four of our ten corporate operating objectives in 2009. These four objectives had a combined weighting of 35 percent. We achieved the threshold, target or stretch objective for each of our other six corporate operating goals such that our overall corporate operating goal achievement rate for 2009 was 57 percent, which was below our target level of 80 percent. We attribute this primarily to a steeper than anticipated decline in member demand for our advances during the year. The reduced demand was due, at least in part, to increases in members’ deposit levels and reduced lending activity due to the economic recession, as well as the availability of federal government programs that provided members with more attractively priced sources of funding and liquidity than were available earlier in the credit crisis. Over the previous five years, our overall corporate operating goal achievement was as follows: 2004 — 76 percent; 2005 — 87 percent; 2006 — 50 percent; 2007 — 90 percent; and 2008 — 95 percent.
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
Except for Mr. Smith, each of our named executive officers has the same set of individual goals for purposes of our VPP. These “joint” senior management goals, which are more tactical in nature than our corporate operating goals, are reviewed and approved annually by Mr. Smith. In 2009, the named executive officers achieved 100 percent of their 10 joint senior management goals. Mr. Smith assesses the performance of Mr. Sims, Ms. Parker and Mr. Joiner annually using a performance appraisal form which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Mr. Sims assesses the performance of Mr. Lewis using this same performance appraisal form, which is then subject to review by Mr. Smith. Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2009, each of the named executive officers received at least a “Meets Expectations” performance rating.
Mr. Smith’s individual goal achievement for purposes of the VPP is derived from his performance appraisal, which is prepared jointly by the Chairman and Vice Chairman of the Board and the Chairman and Vice Chairman of the Committee. For 2009, his performance was assessed based on 7 broad areas comprising 33 specific accountabilities relating to our strategic objectives and other matters of importance, which were approved by the Board of Directors. Mr. Smith’s individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2009, Mr. Smith received 89.4 points on his appraisal form, which resulted in an individual goal achievement percentage of 89.4 percent.
The possible VPP payouts to our named executive officers for 2009 are presented in the Grants of Plan-Based Awards table on page 141, while the actual VPP awards earned by these executives for 2009 are included in the Summary Compensation Table on page 140 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2009 is shown in the table below.

					Corporate
		Award	Maximum	Profitability	Operating Goal	Individual Goal
	Base Salary as of	Component	Potential Award	Achievement	Achievement	Achievement	2009 VPP
	January 1, 2009 ($)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Award ($)
Terry Smith	715,000	75.00	60.00	100.00	57.00		183,398
	715,000	25.00	60.00			89.40	95,881

							279,279

Michael Sims	330,000		43.75	100.00	57.00	100.00	82,294
Nancy Parker	320,000		43.75	100.00	57.00	100.00	79,800
Paul Joiner	267,500		43.75	100.00	57.00	100.00	66,708
Tom Lewis	264,000		43.75	100.00	57.00	100.00	65,835
Under the VPP, discretion cannot be exercised to increase the size of any award. However, discretion can be used (through the performance appraisal process) to reduce or eliminate a VPP award. In addition, management (or, in the case of Mr. Smith, the Board) can modify or eliminate individual awards within their sole discretion based on circumstances unique to an individual employee such as misconduct, failure to follow Bank policies, insubordination or other job performance factors.
In addition to our VPP, Mr. Smith has a $50,000 annual award pool that he can draw upon to pay discretionary bonuses to employees. In 2009, none of the named executive officers received a discretionary bonus.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year, including our named executive officers, participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Since this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2009, the maximum compensation limit was $245,000 and the maximum annual benefit limit was $195,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings. We consider this benefit to be a critical element of our compensation program as it pertains to our executive officers and other key tenured employees. Based on this belief, we have generally targeted this component of our compensation program to provide a pension benefit above the competitive market median.
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 142-144 of this report.

Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Since this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2009 was $245,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2009, combined contributions to the plan could not exceed $49,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 27 different fund options. Based on their tenure with us, each of our named executive officers received in 2009 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 140 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2009” table.
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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 140 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2009” table. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 144-146.

Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that serves as an additional incentive for our executive officers to remain with the Bank. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Each participant’s benefit under the SERP consists of contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to our most senior executives. Generally, benefits under the SERP vest when the participant attains the “Rule of 70,” except that some of the amounts contributed on Mr. Smith’s behalf vested on January 1, 2010. A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement, except for some of the amounts contributed on Mr. Smith’s behalf which are payable to him upon his termination of employment for any reason. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
It is not our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan and, as a result, the SERP is expected to be less valuable to our executives than some supplemental executive retirement plans offered by other comparable financial institutions in our defined competitive markets. As a percentage of their compensation, we expect the benefits from the plan (for amounts that vest upon attaining the Rule of 70) to be greater for Ms. Parker and Messrs. Sims, Joiner and Lewis than for Mr. Smith.
For details regarding the operation of this plan, the contributions we made in 2009, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 144.
Other Benefits
We offer a number of other benefits to our named executive officers pursuant to benefit programs that are available to all of our regular, full-time employees. These benefits include: medical, dental, vision and prescription drug benefits; a wellness program; paid time off (in the form of vacation and flex leave); short- and long-term disability coverage; life and accidental death and dismemberment insurance; charitable gift matching (limited to $500 per employee per year); health and dependent care flexible spending accounts; healthcare savings accounts; and certain other benefits including, but not limited to, retiree health and life insurance benefits (provided certain eligibility requirements are met).
We have a policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the Bank, Mr. Lewis currently accrues 160 hours of vacation leave per year while the other named executive officers each accrue 200 hours of vacation leave per year. The vacation payouts made to our named executive officers for 2009 are set forth in the “Components of All Other Compensation for 2009” table related to the Summary Compensation Table found on page 140.
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

Employees (including executive officers) are not entitled to receive any payments under our flex leave policy if their employment is terminated for any reason prior to the date on which the buy back is processed. The flex leave payouts made to our named executive officers for 2009 are set forth in the “Components of All Other Compensation for 2009” table related to the Summary Compensation Table on page 140.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We do not include, nor do we consider, these items in either our total direct compensation or total compensation analyses for our executive officers.
Perquisites and Tax Gross-ups
We provide a limited number of perquisites to our executive officers, which we believe are appropriate in light of the executives’ contributions to us. In 2009, we provided Mr. Smith with the use of a Bank-leased car and we paid for travel and meal costs associated with his spouse accompanying him to our two out-of-town board meetings and certain in-town Board functions. In addition, we reimbursed Mr. Smith for the incremental taxes associated with his use of the Bank-leased car. The perquisites for our other named executive officers are limited solely to payment of travel and meal costs associated with a spouse accompanying the officer to our out-of-town board meetings and in-town Board functions. In 2009, Mr. Joiner utilized this benefit for two out-of-town board meetings and one in-town Board function at a total incremental cost to the Bank of approximately $3,300. Historically, we have not attempted to compare these perquisites with those offered by companies in our defined competitive market.
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
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 148, the employment agreements provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal of the employment agreement and we relieve the executive officer of his or her duties under the employment agreement prior to the expiration of the term of the agreement. As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. In 2009, neither we nor any of the executive officers gave a notice of non-renewal. Accordingly, an additional year was added to the unexpired term of each of the employment agreements. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements that are utilized by comparable companies, including the other FHLBanks that have elected to enter into executive employment agreements, and therefore advance our objective of retaining these executive officers.
2010 Compensation Decisions
The 2010 base salaries for our named executive officers are presented below (the percentage increase from the salaries in effect at December 31, 2009 is shown parenthetically):

Terry Smith	$715,000	(No change — see discussion below)
Michael Sims	$385,000	(8.45 percent)
Nancy Parker	$375,000	(8.70 percent)
Paul Joiner	$277,000	(3.55 percent)
Tom Lewis	$268,000	(1.52 Percent)

In order to evaluate Mr. Smith’s base salary for 2010, the Committee and Board of Directors engaged McLagan Partners in December 2009 to conduct an analysis of Mr. Smith’s total direct compensation, taking into consideration the absence of a long-term incentive compensation component and the competitive market pay data for the 12 FHLBank Presidents. Upon completion of McLagan Partners’ analysis and consideration of the findings contained therein, the Committee and Board of Directors will make a final decision with regard to Mr. Smith’s base salary for 2010. The competitive market pay data shows that Mr. Smith’s base salary remains within the top quartile for the FHLBank Presidents, which, as discussed above, is the range the Committee and Board of Directors has established for him.
In August 2009, the Board of Directors engaged Lawrence Associates to conduct a competitive market pay study for our other executive officers. In setting the base salaries of our executive officers for 2010, Mr. Smith considered the results of this study, as well as the competitive pay data provided by the 2009 FHLBank Key Position Compensation Survey conducted by Reimer Consulting. The competitive market data indicated that the executive officers’ base salaries (excluding Mr. Joiner, for whom sufficient comparable FHLBank data was unavailable) were within a range of plus or minus: (a) 21 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 33 percent of the market median for the FHLBanks. Based on this data and in an effort to bring certain executives’ base salaries more in line with comparable FHLBank positions, Mr. Smith gave Mr. Sims and Ms. Parker above standard merit increases for 2010, while Mr. Joiner received a standard merit increase and Mr. Lewis received less than a standard merit increase. In establishing the base salaries for Mr. Sims and Ms. Parker, Mr. Smith also factored in the additional adjustments that were contemplated at the time he promoted each of them to Executive Vice President in April 2009.
For purposes of our 2010 VPP, the Board of Directors has established the Bank’s minimum corporate profitability objective at 300 basis points above the average effective federal funds rate and the maximum corporate profitability objective at 400 basis points above the average effective federal funds rate. The Board of Directors has also established 11 separate VPP corporate operating objectives, each of which has a specific percentage weight of either 5 percent or 10 percent. For 2010, the operating objectives fall into the following categories: expanding our traditional business; risk management; customer activity and new initiatives; and economic and community development. In order to place additional emphasis on our risk management activities, the Board of Directors elected to establish three risk management objectives for 2010, each with a weighting of 10 percent. Adding these corporate operating objectives will result in less weight being given to the goals relating to the expansion of our traditional business and new initiatives in the 2010 VPP as compared to the 2009 VPP.
The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2010. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards for 2009. For a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table and accompanying narrative on page 141. The estimated possible VPP payouts for Mr. Smith could increase depending upon the actions, if any, that the Committee and Board of Directors take with respect to his base salary for 2010.

	Estimated Possible VPP Payouts for 2010
	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	203,775	364,650	429,000

Michael Sims	50,531	134,750	168,438

Nancy Parker	49,219	131,250	164,063

Paul Joiner	36,356	96,950	121,188

Tom Lewis	35,175	93,800	117,250

As discussed on page 131, our VPP has historically provided for substantially the same method of allocation of benefits between management and non-management participants, except for Mr. Smith and certain members of our sales staff. For 2010, we expect the objectives for both management and non-management employees in our Risk and Internal Audit departments, as well as certain members of our sales staff, to differ from those that will apply to all of our other employees, including our executive officers. Among other things, the VPP plans for employees in our Risk and Internal Audit departments are not expected to include a corporate profitability component.
Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 127-139 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Bobby L. Chain, Chairman
James W. Pate, II, Vice Chairman
Patricia P. Brister
Mary E. Ceverha
Lee R. Gibson
Anthony S. Sciortino

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2009, 2008 and 2007 of our President and Chief Executive Officer; our Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer, who has served as our principal financial officer since April 10, 2009; and our three other executive officers (collectively, our “named executive officers”). Prior to April 10, 2009, our Senior Vice President and Chief Accounting Officer served as our principal financial officer.

								Change in Pension
Name and							Non-equity	Value and Nonqualified
Principal					Stock	Option	Incentive Plan	Deferred Compensation	All Other
Position	Year	Salary ($)	Bonus ($)		Awards ($)	Awards ($)	Compensation ($) (1)	Earnings ($) (2)	Compensation ($) (3)	Total ($)
Terry Smith	2009	715,000	—		—	—	279,279	351,000	470,690	1,815,969
President/Chief Executive Officer	2008	680,000	—		—	—	376,788	195,000	391,804	1,643,592
	2007	649,750	—		—	—	348,136	127,000	347,215	1,472,101

Michael Sims	2009	344,583	—		—	—	82,294	214,000	96,151	737,028
Chief Operating Officer/EVP-Finance/	2008	302,500	—		—	—	125,727	128,000	83,615	639,842
Chief Financial Officer	2007	285,000	—		—	—	112,219	54,000	43,697	494,916

Nancy Parker	2009	334,583	—		—	—	79,800	402,000	147,062	963,445
Chief Operating Officer/	2008	292,500	—		—	—	121,570	161,000	143,216	718,286
EVP-Operations	2007	275,000	10,000	(4)	—	—	108,281	162,000	73,836	629,117

Paul Joiner	2009	267,500	—		—	—	66,708	429,000	109,795	873,003
SVP/Chief Strategy Officer	2008	255,000	—		—	—	105,984	222,000	113,032	696,016
	2007	250,000	—		—	—	98,438	184,000	64,033	596,471

Tom Lewis	2009	264,000	—		—	—	65,835	81,000	36,743	447,578
SVP/Chief Accounting Officer	2008	252,500	—		—	—	104,945	48,000	59,774	465,219
	2007	240,000	—		—	—	94,500	28,000	19,536	382,036

(1)	Amounts for 2009, 2008 and 2007 represent VPP awards earned for services rendered in those years. These amounts were paid to the named executive officers in February 2010, February 2009 and March 2008, respectively.

(2)	Amounts reported in this column for 2009, 2008 and 2007 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2009, 2008 or 2007.

(3)	The components of this column for 2009 are provided in the table below.

(4)	Represents a discretionary bonus paid to Ms. Parker for her work in connection with management’s initial report on internal control over financial reporting.
Components of All Other Compensation for 2009

	Bank		Bank Contributions to Vested
	Contributions to		Defined Contribution Plans
	Unvested Defined		401(k)/	Nonqualified		Payouts	Payouts
	Contribution		Thrift	Deferred Compensation		for Unused	for Unused			Tax		Total All Other
Name	Plan (SERP) ($)		Plan ($)	Plan (NQDC Plan) ($)	SERP ($)	Vacation ($)	Flex Leave ($)	Perquisites ($)		Gross ups ($)		Compensation ($)
Terry Smith	57,644	(1)	14,700	28,200	256,525	55,000	13,778	30,357	(2)	14,486	(3)	470,690

Michael Sims	49,005		14,700	5,975	—	24,605	1,866	*		—		96,151

Nancy Parker	—		14,700	5,375	99,919	21,284	5,784	*		—		147,062

Paul Joiner	—		14,700	1,350	75,771	15,433	2,541	*		—		109,795

Tom Lewis	20,778		14,700	1,140	—	—	125	*		—		36,743

(1)	This amount (and all other amounts contributed to Mr. Smith’s Group 3 SERP prior to 2009) vested on January 1, 2010.

(2)	Mr. Smith’s perquisites consisted of the use of a Bank-leased car and spousal travel and meal cost reimbursements in connection with our board meetings.

(3)	Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.

*	Amounts were either less than $10,000 or zero.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2009. Historically, VPP awards have been the only plan-based awards granted to our executive officers. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (50 percent profitability achievement) and the threshold objective for each of our ten corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the target objective for each of our ten corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our ten corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals and receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the VPP awards could have been substantially less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 50 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made to the named executive officers under the VPP even if we have achieved some or all of our corporate operating goals and/or the executives have achieved some or all of their individual performance goals. The 2009 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 127 through 139.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards for 2009
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	203,775	364,650	429,000

Michael Sims	43,313	115,500	144,375

Nancy Parker	42,000	112,000	140,000

Paul Joiner	35,109	93,625	117,031

Tom Lewis	34,650	92,400	115,500

PENSION BENEFITS
Our named executive officers and all other regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2009.

		Number of	Present Value	Payments During
		Years of Credited	Of Accumulated	Last Fiscal
Name	Plan Name	Service (#)	Benefit ($)	Year ($)
Terry Smith	Pentegra DB Plan	24.0	1,522,000	—

Michael Sims	Pentegra DB Plan	19.9	741,000	—

Nancy Parker	Pentegra DB Plan	22.8	1,799,000	—

Paul Joiner	Pentegra DB Plan	26.4	2,112,000	—

Tom Lewis	Pentegra DB Plan	6.9	230,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•	Retirement at age 60, the earliest age at which benefits are not reduced for our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2009 commence at age 60 and are discounted to December 31, 2009);

•	Discount rate of 5.96 percent (which is the rate upon which the annual contributions reported in our financial statements are based);

•	Present values are based upon the Unisex 2000 RP Mortality Table (50 percent of the benefit is valued using the generational mortality table for annuities and 50 percent of the benefit is valued using the static mortality table for lump sums); and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2009, this amount was $195,000 at age 65). The annual pension benefit limit is less than $195,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2009, this amount was $245,000).

From time to time, the Internal Revenue Service will increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2010, the Internal Revenue Service did not increase the maximum compensation limit. In addition, the Internal Revenue Service elected not to increase the maximum allowable annual benefit in 2010.
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
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2009 Internal Revenue Code limitation of $245,000 per year. In 2009, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2009, all of our named executive officers had accumulated 6.5 years of credited service at the 2 percent service accrual rate; the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2009, all of our named executive officers were fully vested in their accrued pension benefits.
Early Retirement
Employees enrolled in the Pentegra DB Plan are eligible for early retirement at age 45 if hired prior to July 1, 2003. If hired on or after July 1, 2003 and before January 1, 2007, employees are eligible for early retirement at age 55 if they have at least 10 years of service with us. Employees hired on or after January 1, 2007 who meet the eligibility requirements to participate in the Pentegra DB Plan are eligible for early retirement at age 55 if they have at least 10 years of accrued benefit service in the Pentegra DB Plan, including prior credited service. If an employee wishes to retire before reaching his or her unreduced benefit age, an early retirement reduction factor (or penalty) is applied. If the sum of an employee’s age and benefit service is at least 70, the “Rule of 70” would apply and the employee’s benefit would be reduced by 1.5 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. If an employee hired prior to July 1, 2003 terminates his or her employment prior to attaining the Rule of 70, that employee’s benefit would be reduced by 3 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. The penalties are greater for those employees hired on or after July 1, 2003 who have not attained the Rule of 70 prior to termination. The early retirement reduction factor does not apply to an eligible employee if he or she retires as a result of a disability.
As all of our named executive officers were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. As of December 31, 2009, Mr. Smith, Ms. Parker, Mr. Joiner and Mr. Lewis were over 45 years old and therefore were eligible for early retirement with reduced benefits. Because Mr. Smith, Ms. Parker and Mr. Joiner have met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 60. The early retirement reduction factor applicable to Mr. Lewis is 3 percent for each year that the benefit is paid prior to reaching age 60, as he has not yet met the Rule of 70.

As of December 31, 2009, the reductions for Mr. Smith, Ms. Parker, Mr. Joiner and Mr. Lewis would have been approximately 11 percent, 5 percent, 5 percent and 42 percent, respectively.
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
NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2009 regarding our Nonqualified Deferred Compensation Plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”). Both plans are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

			Aggregate Earnings
	Executive Contributions	Registrant Contributions	(Losses) in Last	Aggregate Withdrawals/	Aggregate Balance at
Name	in Last Fiscal Year ($) (1)	in Last Fiscal Year ($) (2)	Fiscal Year ($) (3)	Distributions ($)	Last Fiscal Year End ($) (4)
Terry Smith
NQDC Plan	2,000	28,200	(401)	130,836	60,675
SERP — Group 1	—	256,525	173,840	—	772,809
SERP — Group 3	—	57,644	1,231	—	485,335

	2,000	342,369	174,670	130,836	1,318,819

Michael Sims
NQDC Plan	2,000	5,975	8	12,292	7,979
SERP — Group 1	—	49,005	33,730	—	150,467

	2,000	54,980	33,738	12,292	158,446

Nancy Parker
NQDC Plan	5,000	5,375	(189)	16,971	10,379
SERP — Group 1	—	99,919	75,354	—	342,562

	5,000	105,294	75,165	16,971	352,941

Paul Joiner
NQDC Plan	2,000	1,350	4,515	52,523	39,349
SERP — Group 1	—	75,771	53,765	—	241,409

	2,000	77,121	58,280	52,523	280,758

Tom Lewis
NQDC Plan	2,000	1,140	1,636	147,844	51,457
SERP — Group 1	—	20,778	16,752	—	77,117
SERP — Group 2	—	—	1,389	—	6,189

	2,000	21,918	19,777	147,844	134,763

(1)	All amounts in this column are included in the “Salary” column for 2009 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2009 in the Summary Compensation Table.

(3)	The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2009 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2009 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that either were reported in the summary compensation table for 2006 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2009 (2009 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan, the amounts presented exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

				Amounts Not Previously Distributed
				Reportable	Cumulative Earnings
	Amounts Reported in			Compensation	Excluded from
	Summary Compensation Table			Related to Years	Reportable
Name	2009 ($)	2008 ($)	2007 ($)	Prior to 2007 ($)	Compensation ($)	Total ($)
Terry Smith	344,369	247,823	210,244	353,132	163,251	1,318,819

Michael Sims	56,980	44,855	10,830	29,318	16,463	158,446

Nancy Parker	110,294	95,084	29,237	83,015	35,311	352,941

Paul Joiner	79,121	77,252	20,931	54,261	49,193	280,758

Tom Lewis	23,918	18,383	8,736	68,039	15,687	134,763
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,000. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable, except that participants could make new payment elections on or before December 31, 2008 with respect to both the time and form of payments of certain of their NQDC Plan account balances due to transition relief granted by the Internal Revenue Service regarding the application of Section 409A of the Internal Revenue Code to nonqualified deferred compensation plans. Based upon the length of service of our named executive officers, we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2009, the maximum compensation limit for qualified plans was $245,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
Participating executives direct the investment of their NQDC Plan account balances in an array of externally managed mutual funds that are approved from time to time by our Deferred Compensation Investment Committee, which is comprised of several of our senior officers. Participants can choose from among several different investment options, including domestic and international equity funds, bond funds, money market funds and asset allocation funds. The mutual funds offered through the NQDC Plan (and our other non-qualified plans) employ investment strategies that are similar (although not identical) to those utilized in the funds that are available to participants in our tax-qualified 401(k) plan, which is managed by a different third-party sponsor. Participants can change their investment selections prospectively by contacting the trust administrator. There are no limitations on the frequency and manner in which participants can change their investment selections.
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
Group 1
All of our named executive officers participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Effective January 1, 2009, Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. Prior to January 1, 2009, Group 1 benefits did not vest until the participant reached age 62. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he or she is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make future contributions to the Group 1 SERP. Participants are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to a participant is based solely on the contributions made by us on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant. Based upon his or her age and years of service with us as of December 31, 2009, Mr. Smith, Ms. Parker and Mr. Joiner are each fully vested in his or her Group 1 benefits. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If installment payments had previously been elected, the Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with the participant’s investment selections. If a participant dies before reaching age 62, his or her Group 1 account balance will be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Group 1 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Deferred Compensation Investment Committee.
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
Group 3
Group 3 was established solely for the benefit of Mr. Smith. Mr. Smith’s Group 3 benefits vested as of January 1, 2010 and are payable to him upon his termination of employment for any reason. Contributions to the Group 3 SERP are determined solely at the discretion of our Board of Directors. We have no obligation to make future contributions to the Group 3 SERP, nor is Mr. Smith permitted to make contributions to the Group 3 SERP. The ultimate benefit to be derived by Mr. Smith from the Group 3 SERP is based solely on the contributions we make on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to him. In addition, we have the right at any time to amend or terminate the Group 3 SERP at our discretion, except that no amendment, modification or termination may reduce Mr. Smith’s then vested account balance. If Mr. Smith retires, becomes disabled or his employment is otherwise terminated, the balance of his Group 3 SERP account will be paid as a lump sum distribution based on his preexisting election. If Mr. Smith were to die, his Group 3 SERP account would be paid to his beneficiary in a lump sum distribution within 90 days of his death. Mr. Smith directs the investment of his Group 3 account balance among the same mutual funds that are available to participants in our NQDC Plan. Mr. Smith can change his investment selections prospectively by contacting the administrator of our grantor trust. There are no limitations on the frequency and manner in which he can change his investment selections.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into employment agreements with each of the named executive officers. Each of the employment agreements provides that our employment of the executive officer will continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for Cause (as discussed below); (4) termination by us for other than Cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with Good Reason (as discussed below). As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. Within 90 days before each anniversary of the Effective Date, either we or the executive officer may give a written notice of non-renewal and the term of the executive officer’s employment will no longer be automatically extended each year. In the event a notice of non-renewal is given by us or the executive, we may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his or her duties at any time during the unexpired term. In 2009, neither we nor any of the executive officers gave a notice of non-renewal. As a result, an additional year was added to the unexpired term of each of the employment agreements.
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
In addition to the amounts in items (i) through (vi) above, the executive officer will be entitled to receive the amount in his or her Group 1 SERP account (either in a lump sum distribution or annual installment payments as described above), provided he or she is vested in such benefits at the time of a Triggering Event. In the case of Mr. Smith, his Group 3 SERP account balance would also become payable as he vested in those benefits on January 1, 2010.
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his or her termination is due to a death or disability or if he or she is otherwise vested, the executive’s Group 1 SERP account balance (and, in the case of Mr. Smith, his Group 3 SERP account balance) would become payable to the executive (or his or her beneficiary) either in a lump sum distribution or annual installment payments as described above. Further, in the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason, including death, disability or the occurrence of a Triggering Event. On or after January 1, 2010, Mr. Smith’s Group 3 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason. As of December 31, 2009, Mr. Smith’s Group 3 SERP account balance was $485,335.
The employment agreements provide that the executive officer will not be entitled to any other salary, incentive compensation or severance payments other than those specified above or as required by applicable law.
The terms of the employment agreements also specify that the right to receive payments under items (iii) through (vi) above is contingent upon the executive officer signing a general release of all claims against us and refraining from: (1) becoming employed by any other Federal Home Loan Bank or other entity in which the executive officer would serve in a role to affect that entity’s decisions with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; (2) soliciting, contacting, calling upon, communicating with or attempting to communicate with any of our members with which the executive officer had business dealings while employed by us with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; and (3) recruiting, hiring or engaging the services of any of our employees with whom the executive officer had contact during the executive officer’s employment with us for a period of one year after his or her Termination Date. The executive officer may irrevocably elect, prior to his or her Termination Date, not to receive the Termination Payments provided for in items (iii) through (vi) above and, if the executive officer makes such election, he or she will be released from any obligation to comply with clauses (1) and (2) in the immediately preceding sentence.
The following table sets forth the amounts that would have been payable to our named executive officers as of December 31, 2009 if a Triggering Event had occurred on that date. As of December 31, 2009, health care benefits continuation for these executive officers under our Reduction in Workforce Policy would have ranged from 6 months (in the case of Mr. Lewis) to one year (in the case of Ms. Parker and Messrs. Smith, Sims and Joiner).

					Undiscounted
	Accrued/	Accrued/	Undiscounted		Value of	COBRA
	Unpaid Base	Unused	Value of	2009	Health Care	Continuation			Total
	Salary as of	Vacation as	Base Salary	VPP	Benefits	Coverage Lump	SERP	SERP	Termination
Name	12/31/09 ($)	of 12/31/09 ($)	Continuation ($)	Award ($)	Continuation ($)	Sum Payment ($)	Group 1 ($)	Group 2 ($)	Benefit ($)
Terry Smith	—	908	2,065,754	279,279	12,373	24,190	772,809	—	3,155,313

Michael Sims	—	5,462	1,025,654	82,294	21,243	41,530	—	—	1,176,183

Nancy Parker	—	5,308	996,763	79,800	6,615	12,932	342,562	—	1,443,980

Paul Joiner	—	31,164	772,852	66,708	21,243	41,530	241,409	—	1,174,906

Tom Lewis	—	18,287	762,740	65,835	10,622	52,364	—	6,189	916,037
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
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our named executive officers. For a discussion of our retirement benefits program, see pages F-41 through F-43 of this Annual Report on Form 10-K.
On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Among other things, this legislation gave the Director of the Finance Agency (the “Director”) the authority to limit, by regulation or order, any golden parachute payment. In September 2008, the Finance Agency issued an interim final regulation relating to golden parachute payments (the “Golden Parachute Regulation”). The Golden Parachute Regulation defines a

“golden parachute payment” as any payment (or any agreement to make any payment) in the nature of compensation by any FHLBank for the benefit of certain parties (including a FHLBank’s officers) that (i) is contingent on, or by its terms is payable on or after, the termination of such party’s primary employment or affiliation with the FHLBank and (ii) is received on or after the date on which one of the following events occurs: (a) the FHLBank became insolvent; (b) any conservator or receiver is appointed for the FHLBank; or (c) the Director determines that the FHLBank is in a troubled condition. Additionally, any payment that would be a golden parachute payment but for the fact that such payment was made before the date that one of the above-described events occurred will be treated as a golden parachute payment if the payment was made in contemplation of the event.
The following types of payments are excluded from the definition of “golden parachute payment” under the Golden Parachute Regulation: (i) any payment made pursuant to a retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under Section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to a bona fide deferred compensation plan or arrangement that the Director determines, by regulation or order, to be permissible; or (iii) any payment made by reason of death or by reason of termination caused by the disability of the officer.
On June 29, 2009, the Finance Agency issued a proposed rule to amend the Golden Parachute Regulation to, among other things, address in more detail prohibited and permissible golden parachute payments. In addition to the payments described above that are excluded from the definition of “golden parachute payment,” the proposed rule would specify that “golden parachute payment” also does not include (i) any payment made pursuant to a benefit plan as defined in the proposed rule (which includes employee welfare benefit plans as defined in section 3(1) of the Employee Retirement Income Security Act of 1974); (ii) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of generally no more than 12 months’ prior base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation, or early retirement, subject to certain exceptions; (iii) any severance or similar payment that is required to be made pursuant to a state statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria); or (iv) any other payment that the Director determines to be permissible. The proposed rule would also define “bona fide deferred compensation plan or arrangement” to clarify when a payment made pursuant to a deferred compensation plan or arrangement would be excluded from the definition of “golden parachute payment.”
In the preamble to the proposed rule, the Finance Agency stated that it intends that the proposed amendments would apply to agreements entered into by a FHLBank on or after the date the regulation is effective. If the Finance Agency were to issue a final rule that applies the provisions of the proposed amendments to agreements in existence before the date the final rule was effective (which would include our existing employment agreements), the effect of the proposed amendments would be to reduce payments that might otherwise be payable to our named executive officers if a Triggering Event were to occur at a time at which we were (or it was contemplated that we could become) insolvent, in a troubled condition or the subject of a conservatorship or receivership.
DIRECTOR COMPENSATION
Director fees are determined at the discretion of our board of directors, provided such fees are required by the Finance Agency to be reasonable. For 2009, our directors received a monthly retainer fee in the amount of $1,250 ($15,000 annually) plus a fee based on the number of our regularly scheduled board meetings that they attended in person. Our directors were entitled to receive the maximum meeting fees if they attended at least six of our seven regularly scheduled board meetings in 2009. The maximum meeting fees that could be earned by our directors were as follows: Chairman of the Board — $45,000; Vice Chairman of the Board — $40,000; Chairman of the Audit Committee — $40,000; chairmen of all other board committees — $35,000; and all other directors — $30,000.
The following table sets forth the compensation earned by our directors in 2009. Four of the directors presented in the table, Tyson T. Abston, H. Gary Blankenship, Willard L. Jackson, Jr. and Glenn Wertheim, no longer serve on our board of directors. Mr. Wertheim resigned from our board of directors effective November 19, 2009. The terms of Messrs. Abston, Blankenship and Jackson expired on December 31, 2009. Other than Mr. Wertheim, all of the directors shown in the table served on our board of directors during all of 2009.
DIRECTOR COMPENSATION

					Change in Pension
				Non-equity	Value and Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred Compensation	All Other
Name	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Lee R. Gibson, Chairman in 2009	60,000	—	—	—	—	*	60,000
Mary E. Ceverha, Vice Chairman in 2009	55,000	—	—	—	—	*	55,000
Tyson T. Abston	45,000	—	—	—	—	*	45,000
H. Gary Blankenship	45,000	—	—	—	—	*	45,000
Patricia P. Brister	45,000	—	—	—	—	*	45,000
Bobby L. Chain	50,000	—	—	—	—	*	50,000
James H. Clayton	50,000	—	—	—	—	*	50,000
C. Kent Conine	45,000	—	—	—	—	*	45,000
Howard R. Hackney	55,000	—	—	—	—	*	55,000
Willard L. Jackson, Jr.	40,000	—	—	—	—	*	40,000
Charles G. Morgan, Jr.	50,000	—	—	—	—	*	50,000
James W. Pate, II	45,000	—	—	—	—	*	45,000
Joseph F. Quinlan, Jr.	45,000	—	—	—	—	*	45,000
Margo S. Scholin	45,000	—	—	—	—	*	45,000
Anthony S. Sciortino	50,000	—	—	—	—	*	50,000
John B. Stahler	50,000	—	—	—	—	*	50,000
Glenn Wertheim	40,000	—	—	—	—	*	40,000

*	Our directors did not receive any other form of compensation in 2009 other than the limited perquisites which are discussed below. For each director, these perquisites were less than $10,000.
Our directors may defer any or all of their fees under the terms of a separate nonqualified deferred compensation plan (the “Directors’ NQDC Plan”). While separate from the NQDC Plan that is available to our highly compensated employees, the Directors’ NQDC Plan operates in a similar manner. The assets associated with the plan are held in the same grantor trust that is utilized for our NQDC Plan and SERP. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable, except that participating board members could make new payment elections on or before December 31, 2008 with respect to both the time and form of payments of certain of their account balances due to transition relief granted by the Internal Revenue Service regarding the application of Section 409A of the Internal Revenue Code to nonqualified deferred compensation plans. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Likewise, directors’ distribution schedules cannot be accelerated (except as was permitted under the transition relief provisions discussed above) but they can be postponed under the same rules that apply to our NQDC Plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to participants in our NQDC Plan. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability under the Directors’ NQDC Plan, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $796,000 at December 31, 2009.
We have a policy under which we will reimburse our directors for the travel expenses of a spouse accompanying them to no more than two of our board meetings each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any of our board meetings. In 2009, all of the directors presented in the table utilized this benefit to some extent at a total cost to us of $45,563. As no individual director was reimbursed more than $5,381 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2009, our directors’ Bank-related travel expenses totaled $431,225, not including the spousal travel and meal reimbursements described above.

For 2010, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number and type of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2010 (subject to a maximum of six meetings). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in each of our quarterly telephonic Audit Committee meetings that are held in connection with the filing of our quarterly and annual reports with the Securities and Exchange Commission and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its committees that are held for any other purpose.

	Annual	Fee For Attendance
	Compensation	at Each Regular
	Limit	Board Meeting
Chairman of the Board	$60,000	$9,500
Vice Chairman of the Board	55,000	8,500
Chairman of the Audit Committee	55,000	8,500
Chairmen of all other Board Committees	50,000	8,000
All other Directors	45,000	7,000
Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2009 was, prior to or during 2009, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of February 28, 2010, there were 24,894,275 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of February 28, 2010. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank’s Outstanding Capital Stock

		Percentage of
	Number of	Outstanding
Name and Address of Beneficial Owner	Shares Owned	Shares Owned
Wells Fargo Bank South Central, National Association
2085 Westheimer Road, Houston, TX 77098	7,990,971	32.10%

Comerica Bank
1717 Main Street, Dallas, TX 75201	2,710,000	10.89%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Ten of the Bank’s 17 directorships are held by member directors who by law must be officers or directors of a member of the Bank. The following table sets forth, as of February 28, 2010, the number of shares owned beneficially by members that have one of their officers or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

		Number	Percentage of
	Bank Director Affiliated	of Shares	Outstanding
Name and Address of Beneficial Owner	with Beneficial Owner	Owned **	Shares Owned
Southside Bank	Lee R. Gibson	362,692	1.46%
1201 South Beckham, Tyler, TX 75701

Texas Bank and Trust Company	Howard R. Hackney	28,962	*
300 East Whaley, Longview, TX 75601

American National Bank	John B. Stahler	25,832	*
2732 Midwestern Parkway, Wichita Falls, TX 76308

State-Investors Bank	Anthony S. Sciortino	23,156	*
1041 Veterans Boulevard, Metairie, LA 70005

Pine Bluff National Bank	Charles G. Morgan, Jr.	16,980	*
912 Poplar Street, Pine Bluff, AR 71601

Arkansas Bankers Bank	Joseph F. Quinlan, Jr.	15,226	*
325 West Capitol Avenue, Suite 300, Little Rock, AR 72201

First National Banker’s Bank	Joseph F. Quinlan, Jr.	7,274	*
7813 Office Park Boulevard, Baton Rouge, LA 70809

Planters Bank and Trust Company	James H. Clayton	7,067	*
212 Catchings Street, Indianola, MS 38751

Bank of the Southwest	Ron G. Wiser	3,525	*
226 North Main Street, Roswell, NM 88201

OMNIBANK, N.A.	Julie A. Cripe	3,456	*
4328 Old Spanish Trail, Houston, TX 77021

Liberty Bank	Robert M. Rigby	2,332	*
5801 Davis Boulevard, North Richland Hills, TX 76180

Mississippi National Bankers Bank	Joseph F. Quinlan, Jr.	820	*
300 Concourse Boulevard, Ridgeland, MS 39157

All Directors’ Financial Institutions as a group		497,322	2.00%

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 10 of our 17 directors are officers or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
We have adopted written policies prohibiting our employees and directors from accepting any personal benefits where such acceptance may create either the appearance of, or an actual conflict of interest. These policies also prohibit our employees and directors from having a direct or indirect financial interest that conflicts, or appears to conflict, with such employee’s or director’s duties and responsibilities to us, subject to certain exceptions. Any of our employees who regularly deal with our members or major banks that do business with us must disclose any personal financial relationships with such members or major banks annually in a manner that we prescribe. Our directors are required to disclose all actual or apparent conflicts of interest and any financial interest of the director or an immediate family member or business associate of the director in any matter to be considered by the Board of Directors. Directors must refrain from participating in the deliberations regarding or voting on any matter in which they, any immediate family members or any business associates have a financial interest, except that member directors may vote on the terms on which our products are offered to all members and other routine corporate matters, such as the declaration of dividends. With respect to our AHP, directors and employees may not participate in or attempt to influence decisions by us regarding the evaluation, approval, funding or monitoring, or any remedial process for an AHP project if the director or employee, or a family member of such individual, has a financial interest in, or is a director, officer or employee of, an organization involved in such AHP project.
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
Since January 1, 2009, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2009, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2009.
As of December 31, 2009 and 2008, advances outstanding to Directors’ Financial Institutions aggregated $1.169 billion and $1.691 billion, respectively, representing 2.5 percent and 2.8 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 17 directors. Nine of our directors were elected by our member institutions to represent four of the five states in our district (“member directors”). A tenth member director was appointed by our Board of Directors in January 2010 to fulfill the unexpired term of a member director representing the fifth state in our district. Six of our directors were originally appointed by the Finance Board and three of those directors have since been elected by a plurality of our members at-large (“independent directors”). In addition, one new independent director was elected by a plurality of our members at-large to serve a term that commenced on January 1, 2010. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included above under Item 10 — Directors, Executive Officers and Corporate Governance.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Howard R. Hackney, Ron G. Wiser, Mary E. Ceverha, Lee R. Gibson, Charles G. Morgan, Jr., Margo S. Scholin and John B. Stahler, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, H. Gary Blankenship, whose term as a director expired on December 31, 2009, served on our Audit Committee during 2009 and was independent under the Finance Agency’s criteria.
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
For purposes of Rule 10A-3, “indirect” acceptance of any consulting, advisory or other compensatory fee includes acceptance of such a fee by a spouse, a minor child or stepchild or a child or stepchild sharing a home with the Audit Committee member, or by an entity in which the Audit Committee member is a partner, member, principal or officer, such as managing director, or occupies a similar position (except limited partners, non-managing members and those occupying similar positions who, in each case, have no active role in providing services to the entity) and that provides accounting, consulting, legal, investment banking, financial or other advisory services or any similar services to us. The term “affiliate” of, or a person “affiliated” with, a specified person, means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the person specified. “Control” (including the terms “controlling,” “controlled by” and under “common control with”) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. A person will be deemed not to be in control of a specified person if the person (i) is not the beneficial owner, directly or indirectly, of more than 10 percent of any class of voting equity securities of the specified person and (ii) is not an executive officer of the specified person.
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as was the person who served as an Audit Committee member during 2009 and whose term as a director expired on December 31, 2009.
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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through such directors’ member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are James H. Clayton, Julie A. Cripe, Lee R. Gibson, Howard R. Hackney, Charles G. Morgan, Jr., Joseph F. Quinlan, Jr., Robert M. Rigby, Anthony S. Sciortino, John B. Stahler and Ron G. Wiser. The determination that none of our member directors is independent for purposes of the NYSE’s independence standards also applies to Tyson T. Abston, H. Gary Blankenship and Glenn Wertheim, who served on our Board of Directors during 2009. Mr. Wertheim resigned from the Board of Directors effective November 19, 2009. The terms of Messrs. Abston and Blankenship expired on December 31, 2009.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Mary E. Ceverha, Patricia P. Brister, Bobby L. Chain, C. Kent Conine, James W. Pate, II, John P. Salazar and Margo S. Scholin. This determination also applies to Willard L. Jackson, Jr., who served on our Board of Directors during 2009. Mr. Jackson’s term as an independent director expired on December 31, 2009.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Howard R. Hackney, Ron G. Wiser, Lee R. Gibson, Charles G. Morgan, Jr. and John B. Stahler) is independent under the NYSE standards for audit committees. Additionally, in 2009, H. Gary Blankenship served on our Audit Committee. Our Board of Directors determined that Mr. Blankenship, as a member director, was not independent under the NYSE independence standards for audit committee members. Mr. Blankenship no longer serves on our Board of Directors as his term expired on December 31, 2009.
Our Board of Directors determined that Mary E. Ceverha and Margo S. Scholin, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2009 and 2008 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands)
	Year Ended December 31,
	2009	2008
Audit fees	$852	$979
Audit-related fees	8	114
Tax fees	—	—
All other fees	—	—

Total fees	$860	$1,093

In 2009 and 2008, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2009, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters. In 2008, the fees associated with audit-related services were for accounting consultations related to the Bank’s potential merger with the FHLBank of Chicago and discussions regarding other miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2009 and 2008, the Bank was assessed $64,000 and $40,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2009 and 2008 (and the fees paid for those services) were pre-approved by the Audit Committee. There were no services for which the de minimis exception was utilized.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

The financial statements are set forth on pages F-1 through F-51 of this Annual Report on Form 10-K.

(b)	Exhibits
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant.

4.1	Capital Plan of the Registrant, as amended and revised on December 11, 2008 and approved by the Federal Housing Finance Agency on March 6, 2009 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated March 6, 2009 and filed with the SEC on March 11, 2009, which exhibit is incorporated herein by reference).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.7	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective January 1, 2009 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 14, 2009 and filed with the SEC on May 20, 2009, which exhibit is incorporated herein by reference).

10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.9	Form of Employment Agreement between the Registrant and each of its executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.10	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2008 and filed with the SEC on September 9, 2008, which exhibit is incorporated herein by reference).

10.11	Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.12	Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.13	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 25, 2010	By	/s/ Terry Smith
Date		Terry Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2010.
/s/ Terry Smith

Terry Smith
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Michael Sims

Michael Sims
Chief Operating Officer, Executive Vice President —
Finance and Chief Financial Officer
(Principal Financial Officer)
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

Julie A. Cripe
Director
/s/ Howard R. Hackney

Howard R. Hackney
Director
/s/ Charles G. Morgan, Jr.

Charles G. Morgan, Jr.
Director
/s/ James W. Pate, II

James W. Pate, II
Director
/s/ Joseph F. Quinlan, Jr.

Joseph F. Quinlan, Jr.
Director

Robert M. Rigby
Director

John P. Salazar
Director
/s/ Margo S. Scholin

Margo S. Scholin
Director

/s/ Anthony S. Sciortino

Anthony S. Sciortino
Director
/s/ John B. Stahler

John B. Stahler
Director

Ron G. Wiser
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2009.
The Bank’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009, appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1, effective January 1, 2009 the Bank adopted a new accounting standard that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 25, 2010

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Cash and due from banks (Note 3)	$3,908,242	$20,765
Interest-bearing deposits (Note 1)	233	3,683,609
Federal funds sold (Notes 18 and 19)	2,063,000	1,872,000
Trading securities (Note 4)	4,034	3,370
Available-for-sale securities (Notes 5 and 19)	—	127,532
Held-to-maturity securities (a) (Note 6)	11,424,552	11,701,504
Advances (Notes 7, 17 and 18)	47,262,574	60,919,883
Mortgage loans held for portfolio, net of allowance for credit losses of $240 and $261 in 2009 and 2008, respectively (Notes 8 and 18)	259,617	327,059
Accrued interest receivable	60,890	145,284
Premises and equipment, net	24,789	20,488
Derivative assets (Note 13)	64,984	77,137
Excess REFCORP contributions (Note 12)	—	16,881
Other assets	19,161	17,386

TOTAL ASSETS	$65,092,076	$78,932,898

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$1,462,554	$1,424,991
Non-interest bearing	37	75

Total deposits	1,462,591	1,425,066

Consolidated obligations, net (Note 10)
Discount notes	8,762,028	16,745,420
Bonds	51,515,856	56,613,595

Total consolidated obligations, net	60,277,884	73,359,015

Mandatorily redeemable capital stock (Note 14)	9,165	90,353
Accrued interest payable	179,248	514,086
Affordable Housing Program (Note 11)	43,714	43,067
Payable to REFCORP (Note 12)	9,912	—
Derivative liabilities (Note 13)	486	2,326
Other liabilities	287,044	60,565

Total liabilities	62,270,044	75,494,478

Commitments and contingencies (Notes 11, 12, 13, 15 and 17)

CAPITAL (Notes 14 and 18)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 25,317,146 and 32,238,300 shares in 2009 and 2008, respectively	2,531,715	3,223,830
Retained earnings	356,282	216,025
Accumulated other comprehensive income (loss)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income (Notes 5 and 13)	—	(1,661)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 6)	(66,584)	—
Postretirement benefits (Note 15)	619	226

Total accumulated other comprehensive income (loss)	(65,965)	(1,435)

Total capital	2,822,032	3,438,420

TOTAL LIABILITIES AND CAPITAL	$65,092,076	$78,932,898

(a)	Fair values: $11,381,786 and $11,169,862 at December 31, 2009 and 2008, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
INTEREST INCOME
Advances	$650,894	$1,809,694	$2,111,476
Prepayment fees on advances, net	14,192	6,802	2,268
Interest-bearing deposits	289	2,595	7,096
Federal funds sold	5,168	96,144	277,307
Trading securities	—	—	551
Available-for-sale securities	469	10,350	26,618
Held-to-maturity securities	149,996	349,033	437,270
Mortgage loans held for portfolio	16,070	19,773	23,070
Other	386	345	826

Total interest income	837,464	2,294,736	2,886,482

INTEREST EXPENSE
Consolidated obligations
Bonds	552,584	1,563,357	1,957,871
Discount notes	206,897	521,373	555,816
Deposits	1,417	58,281	144,203
Mandatorily redeemable capital stock	84	1,199	5,328
Other borrowings	6	168	238

Total interest expense	760,988	2,144,378	2,663,456

NET INTEREST INCOME	76,476	150,358	223,026

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(79,942)	—	—
Net non-credit impairment losses recognized in other comprehensive income	75,920	—	—

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(4,022)	—	—

Service fees	3,074	3,510	3,713
Net gain (loss) on trading securities	586	(627)	(2)
Net realized gains (losses) on sales of available-for-sale securities	843	(919)	—
Gains on early extinguishment of debt	553	8,794	1,255
Net gains on derivatives and hedging activities	193,109	6,679	33
Other, net	6,212	5,143	4,506

Total other income	200,355	22,580	9,505

OTHER EXPENSE
Compensation and benefits	42,004	34,533	30,976
Other operating expenses	28,921	26,617	20,909
Finance Agency/Finance Board	2,431	1,900	1,822
Office of Finance	1,934	1,763	1,589

Total other expense	75,290	64,813	55,296

INCOME BEFORE ASSESSMENTS	201,541	108,125	177,235

Affordable Housing Program	16,461	8,949	15,012
REFCORP	37,016	19,835	32,445

Total assessments	53,477	28,784	47,457

NET INCOME	$148,064	$79,341	$129,778

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	Capital Stock			Accumulated Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2007	22,481	$2,248,147	$190,625	$748	$2,439,520
Proceeds from sale of capital stock	10,251	1,025,096	—	—	1,025,096
Repurchase/redemption of capital stock	(9,188)	(918,797)	—	—	(918,797)
Shares reclassified to mandatorily redeemable capital stock, net	(676)	(67,712)	—	—	(67,712)
Comprehensive income
Net income	—	—	129,778	—	129,778
Other comprehensive income
Net unrealized losses on available-for-sale securities	—	—	—	(1,191)	(1,191)
Postretirement benefits	—	—	—	(127)	(127)

Total comprehensive income	—	—	—	—	128,460

Dividends on capital stock
Cash	—	—	(180)	—	(180)
Mandatorily redeemable capital stock	—	—	(1,215)	—	(1,215)
Stock	1,072	107,246	(107,246)	—	—

BALANCE, DECEMBER 31, 2007	23,940	2,393,980	211,762	(570)	2,605,172
Proceeds from sale of capital stock	20,141	2,014,094	—	—	2,014,094
Repurchase/redemption of capital stock	(11,861)	(1,186,081)	—	—	(1,186,081)
Shares reclassified to mandatorily redeemable capital stock	(725)	(72,511)	—	—	(72,511)
Comprehensive income
Net income	—	—	79,341	—	79,341
Other comprehensive income
Net unrealized losses on available-for-sale securities	—	—	—	(1,618)	(1,618)
Reclassification adjustment for net realized gains and losses on sales of available-for-sale securities included in net income	—	—	—	919	919
Postretirement benefits	—	—	—	(166)	(166)

Total comprehensive income	—	—	—	—	78,476

Dividends on capital stock
Cash	—	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(548)	—	(548)
Stock	743	74,348	(74,348)	—	—

BALANCE, DECEMBER 31, 2008	32,238	3,223,830	216,025	(1,435)	3,438,420
Proceeds from sale of capital stock	5,778	577,763	—	—	577,763
Repurchase/redemption of capital stock	(11,705)	(1,170,576)	—	—	(1,170,576)
Shares reclassified to mandatorily redeemable capital stock	(1,069)	(106,804)	—	—	(106,804)
Comprehensive income
Net income	—	—	148,064	—	148,064
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	2,504	2,504
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	—	(843)	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(78,361)	(78,361)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	2,441	2,441
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	—	9,336	9,336
Postretirement benefits	—	—	—	393	393

Total comprehensive income	—	—	—	—	83,534

Dividends on capital stock
Cash	—	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(123)	—	(123)
Stock	75	7,502	(7,502)	—	—

BALANCE, DECEMBER 31, 2009	25,317	$2,531,715	$356,282	$(65,965)	$2,822,032

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$148,064	$79,341	$129,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(177,891)	2,105	60,354
Concessions on consolidated obligation bonds	8,721	14,052	14,563
Premises, equipment and computer software costs	5,400	4,309	4,874
Non-cash interest on mandatorily redeemable capital stock	158	2,048	6,629
Increase in trading securities	(664)	(446)	(618)
Losses (gains) due to change in net fair value adjustment on derivative and hedging activities	10,969	(136,419)	69,612
Gains on early extinguishment of debt	(553)	(8,794)	(1,255)
Net realized (gains) losses on sales of available-for-sale securities	(843)	919	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	4,022	—	—
Net realized loss on disposition of premises and equipment	24	—	—
Decrease (increase) in accrued interest receivable	84,402	43,699	(1,119)
Decrease (increase) in other assets	(412)	1,124	(2,167)
Increase (decrease) in Affordable Housing Program (AHP) liability	647	(4,373)	3,982
Increase (decrease) in accrued interest payable	(334,856)	172,400	(102,328)
Decrease (increase) in excess REFCORP contributions	16,881	(16,881)	—
Increase (decrease) in payable to REFCORP	9,912	(8,301)	316
Increase (decrease) in other liabilities	(1,468)	718	5,416

Total adjustments	(375,551)	66,160	58,259

Net cash provided by (used in) operating activities	(227,487)	145,501	188,037

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	3,780,204	(3,803,780)	54,395
Net decrease (increase) in federal funds sold	(191,000)	5,228,000	(1,605,000)
Net decrease (increase) in loans to other FHLBanks	—	400,000	(400,000)
Net decrease (increase) in short-term held-to-maturity securities	—	991,508	(991,508)
Proceeds from sales of available-for-sale securities	87,019	314,187	—
Proceeds from maturities of available-for-sale securities	42,506	267,986	354,077
Purchases of available-for-sale securities	—	(350,466)	—
Proceeds from maturities of long-term held-to-maturity securities	3,182,359	1,679,318	1,241,994
Purchases of long-term held-to-maturity securities	(2,940,120)	(6,054,558)	(1,363,425)
Proceeds from maturities of trading securities held for investment purposes	—	—	5,263
Proceeds from sales of trading securities held for investment purposes	—	—	16,930
Principal collected on advances	440,103,678	897,402,934	510,504,697
Advances made	(426,766,387)	(911,508,439)	(515,458,471)
Principal collected on mortgage loans held for portfolio	66,837	54,016	67,509
Purchases of premises, equipment and computer software	(9,991)	(2,284)	(2,444)

Net cash provided by (used in) investing activities	17,355,105	(15,381,578)	(7,575,983)

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	135,722	(1,435,188)	771,154
Net proceeds from derivative contracts with financing elements	55,464	10,295	—
Net proceeds from issuance of consolidated obligations
Discount notes	260,438,392	592,181,060	885,769,011
Bonds	43,596,571	52,865,676	22,151,525
Debt issuance costs	(9,842)	(6,762)	(8,843)
Proceeds from assumption of debt from other FHLBanks	—	139,354	325,837
Payments for maturing and retiring consolidated obligations
Discount notes	(268,297,978)	(599,583,888)	(869,942,411)
Bonds	(48,377,201)	(29,261,827)	(31,191,731)
Payments to other FHLBanks for assumption of debt	—	(487,154)	(461,753)
Proceeds from issuance of capital stock	577,763	2,014,094	1,025,096
Proceeds from issuance of mandatorily redeemable capital stock	73	—	—
Payments for redemption of mandatorily redeemable capital stock	(188,347)	(67,254)	(152,623)
Payments for repurchase/redemption of capital stock	(1,170,576)	(1,186,081)	(918,797)
Cash dividends paid	(182)	(182)	(180)

Net cash provided by (used in) financing activities	(13,240,141)	15,182,143	7,366,285

Net increase (decrease) in cash and cash equivalents	3,887,477	(53,934)	(21,661)
Cash and cash equivalents at beginning of the year	20,765	74,699	96,360

Cash and cash equivalents at end of the year	$3,908,242	$20,765	$74,699

Supplemental disclosures
Interest paid	$1,125,332	$2,023,458	$2,627,214

AHP payments, net	$15,814	$13,322	$11,030

REFCORP payments	$10,223	$45,017	$32,129

Stock dividends issued	$7,502	$74,348	$107,246

Dividends paid through issuance of mandatorily redeemable capital stock	$123	$548	$1,215

Capital stock reclassified to mandatorily redeemable capital stock, net	$106,804	$72,511	$67,712

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
     The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance (“Office of Finance”), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated depository institutions and insurance companies engaged in residential housing finance may apply for membership. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. All members must purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required or allowed to hold capital stock.
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
     The Office of Finance facilitates the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations). As provided by the FHLB Act, as amended, and Finance Agency regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 12 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are the FHLBanks’ primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members. In addition, the Bank provides its members with a variety of correspondent banking services, including wire transfer services, reserve pass-through and settlement services, securities safekeeping and securities pledging services. Since July 1, 2008, the Bank has also offered interest rate swaps, caps and floors to its members.
Note 1—Summary of Significant Accounting Policies
     Use of Estimates and Assumptions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency mortgage-backed securities for other-than-temporary impairment. Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.

     Federal Funds Sold and Interest-Bearing Deposits. These investments are carried at cost. As more fully discussed in Note 3, the Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. On October 9, 2008, the Federal Reserve Banks began (for those FHLBanks that act as pass-through correspondents) paying interest on the pass-through reserve balances of the FHLBanks’ members and on the portion of the FHLBanks’ deposit balances in excess of their required reserve balances. At December 31, 2008, the Bank had interest-bearing deposits at the Federal Reserve Bank of Dallas aggregating $3,683,365,000, of which $43,452,000 represented amounts maintained on behalf of the Bank’s members and $3,639,913,000 represented the Bank’s excess balances; these amounts were classified as interest-bearing deposits in the statement of condition as of that date. Effective July 2, 2009, the Federal Reserve Banks ceased paying interest on the FHLBanks’ excess balances and required that all interest earned on balances maintained on behalf of the FHLBanks’ members be passed on to those members. Accordingly, these balances are included in cash and due from banks in the statement of condition as of December 31, 2009.
     Investment Securities. The Bank records investment securities on trade date. The Bank carries investment securities for which it has both the ability and intent to hold to maturity (held-to-maturity securities) at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method. The carrying amount of held-to-maturity securities is further adjusted for any other-than-temporary impairment charges, as described below.
     The Bank classifies certain other investments as trading and carries them at fair value. The Bank records changes in the fair value of these investments in other income (loss) in the statements of income. Although the securities are classified as trading, the Bank does not engage in active or speculative trading practices.
     In prior periods, the Bank classified certain investment securities as available-for-sale and carried them at fair value. The changes in fair value of available-for-sale securities that had been hedged but that did not qualify as fair value hedges were recorded in other comprehensive income as net unrealized gains or losses on available-for-sale securities. For available-for-sale securities that had been hedged (with fixed-for-floating interest rate swaps) and qualified as fair value hedges, the Bank recorded the portion of the change in value related to the risk being hedged in other income (loss) as “net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and recorded the remainder of the change in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”
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
     The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss) in the statements of income. The Bank treats securities purchased under agreements to resell, if any, as collateralized financings.
     The Bank evaluates outstanding available-for-sale and held-to-maturity securities for other-than-temporary impairment on at least a quarterly basis. An investment security is impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, the credit portion of previous other-than-temporary impairments and hedging. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity. The Bank adopted this guidance effective January 1, 2009 (see Note 2). In accordance with this guidance, the Bank considers the impairment of a debt security to be other than temporary if the Bank (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell the security). Further, an impairment is considered to be other than temporary if the Bank’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”). Prior to January 1, 2009, an other-than-temporary impairment was deemed to have occurred if it was probable that the Bank would be unable to collect all amounts due according to the contractual terms of the debt security.
     If an other-than-temporary impairment (“OTTI”) occurs because the Bank intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

     In instances in which a determination is made that a credit loss exists but the Bank does not intend to sell the debt security and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the non-credit component). The credit component is recognized in earnings and the non-credit component is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income. Prior to January 1, 2009, in all cases, if an impairment had been determined to be other than temporary, then an impairment loss would have been recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the measurement was made.
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
     PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2009, 2008 and 2007, mortgage loan interest income was reduced by CE fees totaling $120,000, $174,000 and $276,000, respectively.
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
     The Bank bases the allowance for credit losses on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date, after consideration of primary mortgage insurance, supplemental mortgage insurance (if any), and credit enhancements. Actual losses greater than defined levels are offset by the PFIs’ credit enhancement up to their respective limits. The Bank performs periodic reviews to identify losses inherent within its portfolio and to determine the likelihood of collection. The overall allowance is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. As a result of this analysis, the Bank has determined that an allowance for credit losses of $240,000 and $261,000 as of December 31, 2009 and 2008, respectively, is appropriate. Credit losses are charged against the allowance when the Bank determines that its recorded investment is unlikely to be fully recoverable.
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2009 and 2008, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $24,292,000 and $21,389,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $3,260,000, $2,649,000 and $3,291,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2009 and 2008, the Bank had $4,422,000 and $4,156,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $2,140,000, $1,660,000 and $1,583,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
     Derivatives and Hedging Activities. The Bank accounts for derivatives and hedging activities in accordance with the guidance in Topic 815 of the FASB’s Accounting Standards Codification entitled “Derivatives and Hedging” (“ASC 815”). All derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement (including any cash collateral remitted to or received from the counterparty).
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
     Mandatorily Redeemable Capital Stock. The Bank generally reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when a member submits a written redemption notice, gives notice of its intent to withdraw from membership, or becomes a non-member by merger or acquisition, charter termination, or involuntary termination from membership, as the shares of capital stock then typically meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. Repurchase or redemption of these mandatorily redeemable financial instruments is reported as a cash outflow in the financing activities section of the statement of cash flows.
     If a member cancels a written redemption or withdrawal notice, the Bank reclassifies the shares subject to the cancellation notice from liabilities back to equity. Following this reclassification to equity, dividends on the capital stock are once again recorded as a reduction of retained earnings.
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
     Prepayment Fees. The Bank charges its members a prepayment fee when members prepay certain advances before their original maturities. The Bank records prepayment fees net of hedging adjustments included in the book basis of the advance, if any, as interest income in the statements of income either immediately or over time, as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance. If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is recorded in interest income on advances. If the Bank determines that the advance should be treated as a new advance, or in instances where no new advance is funded, it records the net fees as “prepayment fees on advances” in the interest income section of the statement of income.
     Commitment Fees. The Bank defers commitment fees for advances, if any, and amortizes them to interest income using the level-yield method over the life of the advance. The Bank records commitment fees for letters of credit as a deferred credit when it receives the fees and amortizes them over the term of the letter of credit using the straight-line method.
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $9,011,000 and $7,890,000 at December 31, 2009 and 2008, respectively, and are included in “other assets” on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled

$8,721,000, $14,052,000 and $14,563,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $1,231,000, $4,960,000 and $2,234,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2009, 2008 and 2007, respectively.
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
     Estimated Fair Values. Some of the Bank’s financial instruments (e.g., advances) lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatility, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values for these financial instruments. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. The estimated fair values of the Bank’s financial instruments are presented in Note 16.
     Cash Flows. In the statements of cash flows, the Bank considers cash and due from banks as cash and cash equivalents.
Note 2— Recently Issued Accounting Guidance
     Accounting Standards Codification. On June 29, 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Codification does not replace or affect guidance issued by the Securities and Exchange Commission (“SEC”), which continues to apply to SEC registrants. Following the establishment of the Codification, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Rather, Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification during the interim period ended September 30, 2009. As the Codification was not intended to alter previous GAAP, its adoption did not have any impact on the Bank’s results of operations or financial condition.
     Enhanced Disclosures about Derivative Instruments and Hedging Activities. On March 19, 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under GAAP; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Bank adopted this guidance on January 1, 2009. The additional disclosures required by this guidance are included in Note 13. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.

     Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity and expands, and increases the frequency of, disclosures for both debt and equity securities. This guidance is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of other-than-temporarily impaired debt securities that are not expected to be sold. The accounting for other-than-temporarily impaired debt securities is discussed in Note 1.
     This “OTTI accounting guidance” is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance is to be applied to existing investments held by an entity as of the beginning of the interim period in which it was adopted and to new investments acquired thereafter. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell and it was not more likely than not that the entity would have been required to sell the security before recovery of its amortized cost basis, the entity was to recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. If an entity elected to early adopt this OTTI accounting guidance, it was also required to concurrently adopt recently issued guidance regarding the determination of fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly (discussed below). The Bank early adopted the OTTI accounting guidance effective January 1, 2009. As the Bank did not hold any debt securities as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized, no cumulative effect transition adjustment was required.
     Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance that clarifies the approach to, and provides additional factors to consider in, measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under GAAP remains the same. That is, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, the guidance requires enhanced disclosures regarding fair value measurements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elected to early adopt this guidance, it was also required to concurrently adopt the OTTI accounting guidance. The Bank early adopted this guidance effective January 1, 2009 and the adoption did not have any impact on the Bank’s results of operations or financial condition. The enhanced disclosures required by this guidance are presented in Note 16.
     Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements. Previously, these disclosures were required only in annual financial statements. In addition, the guidance requires disclosure in interim and annual financial statements of any changes in the method(s) and significant assumptions used to estimate the fair value of financial instruments. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity could early adopt this guidance only if it also concurrently adopted the fair value guidance discussed in the preceding paragraph and the OTTI accounting guidance. The Bank early adopted this guidance effective January 1, 2009 and the adoption did not have any impact on the Bank’s results of operations or financial condition. The additional disclosures required by this guidance are presented in Note 16.
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
     Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance which amends the consolidation guidance for variable interest entities (“VIEs”). This guidance eliminates the exemption for qualifying special purpose entities, establishes a more qualitative evaluation to determine the primary beneficiary based on power and the obligation to absorb losses or right to receive benefits, and requires ongoing reassessments to determine if an entity must consolidate a VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The Bank evaluated its investments in VIEs as of January 1, 2010 and determined that consolidation accounting is not required under the new accounting guidance since the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments since it does not act as a key decision-maker nor does it have the unilateral ability to replace a key decision-maker. Additionally, since the Bank holds the senior interest, rather than the residual interest, in these investments, the Bank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. Therefore, the adoption of this guidance is not expected to have any impact on the Bank’s results of operations or financial condition.
     Measuring the Fair Value of Liabilities. On August 28, 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on how to estimate the fair value of a liability in a hypothetical transaction (assuming the transfer of a liability to a third party), as currently required by GAAP. The guidance in ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, the guidance emphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. In a manner consistent with this underlying premise (i.e., a transfer notion), the guidance requires that an entity should first determine whether a quoted price of an identical liability traded in an active market exists (i.e., a Level 1 fair value measurement). The guidance clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a quoted price in an active market for the identical liability, an entity must use one or more of the following valuation techniques to estimate fair value:
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
Additionally, ASU 2009-05 clarifies that when estimating the fair value of a liability, a reporting entity should not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the Bank). Entities may elect to early adopt the guidance in ASU 2009-05 if financial statements have not yet been issued. The Bank adopted the guidance in ASU 2009-05 effective October 1, 2009. The adoption of this guidance did not have a material impact on the Bank’s results of operations or financial condition.

     Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements,” which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance is not expected to significantly impact the Bank’s annual and interim financial statement disclosures and will not have any impact on the Bank’s results of operations or financial condition.
     Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The adoption of this guidance is not expected to have any impact on the Bank’s results of operations or financial condition.
Note 3—Cash and Due from Banks
     Required Clearing Balances. The Bank maintained average required balances (excluding pass-through deposits) with the Federal Reserve Bank of Dallas of approximately $20,000,000 for the years ended December 31, 2009 and 2008. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of Dallas.
     Pass-through Deposit Reserves. The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. At December 31, 2009, the amount reported as cash and due from banks includes $271,793,000 of pass-through reserves deposited with the Federal Reserve Bank of Dallas. At December 31, 2008, interest-bearing pass-through reserves approximating $43,452,000 were reported in interest-bearing deposits (see Note 1). The Bank includes member reserve balances in “other liabilities” on the statements of condition.
Note 4—Trading Securities
     Major Security Types. Trading securities as of December 31, 2009 and 2008 were comprised solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.
     Net gain (loss) on trading securities during the years ended December 31, 2009, 2008 and 2007 included changes in net unrealized holding gain (loss) of $619,000, ($593,000) and ($6,000) for securities that were held on December 31, 2009, 2008 and 2007, respectively. On April 27, 2007, the Bank sold all of its mortgage-backed securities classified as trading securities and terminated the associated interest rate derivatives. The securities were sold and the interest rate derivatives were terminated at amounts that approximated their carrying values.

Note 5—Available-for-Sale Securities
     The Bank did not hold any securities that were classified as available-for-sale at December 31, 2009. Available-for-sale securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities
Government-sponsored enterprises	$99,770	$—	$886	$98,884
Non-agency commercial mortgage-backed security	29,423	—	775	28,648

Total	$129,193	$—	$1,661	$127,532

     In March 2009, the Bank sold one of its available-for-sale securities (specifically, a government-sponsored enterprise mortgage-backed security) with an amortized cost (determined by the specific identification method) of $86,176,000. Proceeds from the sale totaled $87,019,000, resulting in a gross realized gain of $843,000. The Bank’s two remaining available-for-sale securities were paid in full in April and July 2009.
     In April 2008, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $254,852,000. Proceeds from the sales totaled $257,646,000, resulting in gross realized gains of $2,794,000. These securities had been acquired in the first quarter of 2008.
     In addition, on October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. At September 30, 2008, the amortized cost of this asset (determined by the specific identification method) exceeded its estimated fair value at that date by $2,476,000. Because the Bank did not have the intent as of September 30, 2008 to hold this available-for-sale security through to recovery of the unrealized loss, an other-than-temporary impairment was recognized in the third quarter of 2008 to write the security down to its estimated fair value of $57,526,000 as of September 30, 2008. This impairment charge is reported in “net realized gains (losses) on sales of available-for-sale securities” in the Bank’s statement of income for the year ended December 31, 2008. Proceeds from the sale totaled $56,541,000, resulting in an additional realized loss at the time of sale of $1,237,000.
     There were no sales of available-for-sale securities during the year ended December 31, 2007.
Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2009 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$58,812	$—	$58,812	$425	$174	$59,063
State housing agency obligation	2,945	—	2,945	—	230	2,715

	61,757	—	61,757	425	404	61,778

Mortgage-backed securities
U.S. government guaranteed obligations	24,075	—	24,075	8	73	24,010
Government-sponsored enterprises	10,837,865	—	10,837,865	78,135	53,295	10,862,705
Non-agency residential mortgage-backed securities	511,382	66,584	444,798	—	68,682	376,116
Non-agency commercial mortgage-backed securities	56,057	—	56,057	1,120	—	57,177

	11,429,379	66,584	11,362,795	79,263	122,050	11,320,008

Total	$11,491,136	$66,584	$11,424,552	$79,688	$122,454	$11,381,786

     Held-to-maturity securities as of December 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Estimated
	Carrying Value	Holding Gains	Holding Losses	Fair Value
Debentures
U.S. government guaranteed obligations	$65,888	$581	$935	$65,534
State housing agency obligation	3,785	—	357	3,428

	69,673	581	1,292	68,962

Mortgage-backed securities
U.S. government guaranteed obligations	28,632	—	804	27,828
Government-sponsored enterprises	10,629,290	26,025	268,756	10,386,559
Non-agency residential mortgage-backed securities	676,804	—	277,040	399,764
Non-agency commercial mortgage-backed securities	297,105	—	10,356	286,749

	11,631,831	26,025	556,956	11,100,900

Total	$11,701,504	$26,606	$558,248	$11,169,862

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2009. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	—	$—	$—	2	$23,079	$174	2	$23,079	$174
State housing agency obligation	—	—	—	1	2,715	230	1	2,715	230

	—	—	—	3	25,794	404	3	25,794	404

Mortgage-backed securities
U.S. government guaranteed obligations	7	15,854	63	2	3,956	10	9	19,810	73
Government-sponsored enterprises	57	2,673,949	15,359	157	4,176,445	37,936	214	6,850,394	53,295
Non-agency residential mortgage-backed securities	—	—	—	40	376,116	135,266	40	376,116	135,266

	64	2,689,803	15,422	199	4,556,517	173,212	263	7,246,320	188,634

Total	64	$2,689,803	$15,422	202	$4,582,311	$173,616	266	$7,272,114	$189,038

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

     All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): Moody’s Investors Service (“Moody’s”), Standard and Poor’s (“S&P”) and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency (i.e., private label) residential mortgage-backed securities, as presented below, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at December 31, 2009. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”), the Bank expects that its holdings of U.S. government guaranteed debentures, state housing agency debentures, U.S. government guaranteed MBS and government-sponsored enterprise MBS that were in an unrealized loss position at December 31, 2009 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the declines in market value are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2009.
     As of December 31, 2009, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $135,266,000, which represented 26.5 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets, as reflected by declines in the values of residential real estate and increasing levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Despite the elevated risk, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of significant (albeit reduced) liquidity risk-related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
     As noted above, all of the Bank’s held-to-maturity securities are rated by one or more NRSROs. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of December 31, 2009 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

Credit Rating	Number of Securities	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	20	$205,906	$205,906	$184,462	$21,444
Double-A	5	51,717	51,717	35,511	16,206
Single-A	2	38,623	38,623	25,932	12,691
Triple-B	5	72,033	61,374	40,583	31,450
Double-B	4	40,376	29,529	23,300	17,076
Single-B	3	58,804	29,035	33,042	25,762
Triple-C	1	43,923	28,614	33,286	10,637

Total	40	$511,382	$444,798	$376,116	$135,266

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
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS with adverse risk characteristics as of March 31, 2009 and June 30, 2009 (including those securities that were determined to be other than temporarily impaired as of March 31, 2009) and for all of its non-agency RMBS holdings as of September 30, 2009 and December 31, 2009. The adverse risk characteristics used to select securities for cash flow analysis as of March 31, 2009 and June 30, 2009 included: the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses were those that were implied by current delinquencies taking into account an assumed default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans were those that were 60 or more days past due, including loans in foreclosure and real estate owned. In performing the quarterly cash flow analyses for its non-agency RMBS, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2009 assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of seven of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired during 2009. The difference between the present value of the cash flows expected to be collected from these seven securities and their amortized cost bases (i.e., the credit losses) aggregated $4,022,000 in 2009. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, the previous amortized cost basis less the current-period credit loss), only the amounts related to the credit losses were recognized in earnings.
     The following tables set forth additional information for each of the securities that were deemed to be other-than-temporarily impaired during 2009 (in thousands). The information is as of and for the year ended December 31, 2009. The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of December 31, 2009.

	Period of			Credit	Non-Credit
	Initial	Credit	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Single-B	$13,139	$1,369	$11,770
Security #2	Q1 2009	Double-B	13,076	16	13,060
Security #3	Q2 2009	Triple-C	19,358	1,978	17,380
Security #4	Q2 2009	Triple-B	8,585	77	8,508
Security #5	Q3 2009	Single-B	11,738	284	11,454
Security #6	Q3 2009	Single-B	10,502	277	10,225
Security #7	Q3 2009	Triple-B	3,544	21	3,523

Totals			$79,942	$4,022	$75,920

			Accretion of
	Amortized Cost	Non-Credit	Non-Credit		Estimated
	After Credit	Component	Component	Carrying	Fair
	Component of OTTI	of OTTI	of OTTI	Value	Value
Security #1	$16,391	$11,770	$2,163	$6,784	$9,434
Security #2	19,984	13,060	2,214	9,138	11,336
Security #3	43,923	17,380	2,069	28,612	33,286
Security #4	13,769	8,508	1,151	6,412	7,406
Security #5	22,773	11,454	807	12,126	13,353
Security #6	19,640	10,225	711	10,126	10,254
Security #7	7,508	3,523	221	4,206	4,169

Totals	$143,988	$75,920	$9,336	$77,404	$89,238

     For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2009, the following table presents a summary of the significant inputs used to measure the amount of the most recent credit loss recognized in earnings (dollars in thousands):

				Quarterly	Significant Inputs			Current Credit
			Unpaid Principal	Period of	Projected	Projected	Projected	Enhancement
	Year of	Collateral	Balance as of	Most Recent	Prepayment	Default	Loss	as of
	Securitization	Type	December 31, 2009	Impairment	Rate	Rate	Severity	December 31, 2009
Security #1	2005	Alt-A/Option ARM	$17,764	Q3 2009	6.4%	77.1%	48.2%	37.5%
Security #2	2005	Alt-A/Option ARM	20,000	Q3 2009	8.4%	61.0%	51.3%	51.0%
Security #3	2006	Alt-A/Fixed Rate	45,905	Q4 2009	13.0%	31.3%	41.2%	8.6%
Security #4	2005	Alt-A/Option ARM	13,846	Q4 2009	6.5%	73.0%	42.9%	49.5%
Security #5	2005	Alt-A/Option ARM	23,058	Q4 2009	7.5%	75.9%	49.2%	49.1%
Security #6	2005	Alt-A/Option ARM	19,919	Q4 2009	8.2%	65.1%	38.1%	30.1%
Security #7	2004	Alt-A/Option ARM	7,520	Q3 2009	10.0%	55.0%	42.0%	34.1%

Total			$148,012

     The following table presents a rollforward for the year ended December 31, 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

Year Ended
December 31, 2009
Balance of credit losses, beginning of year	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	4,022

Balance of credit losses, end of year	$4,022

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at December 31, 2009.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2009 and 2008 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	2009			2008
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Debentures
Due in one year or less	$249	$249	$250	$—	$—	$—
Due after one year through five years	3,607	3,607	3,689	5,386	5,386	5,565
Due after five years through ten years	31,703	31,703	32,046	35,527	35,527	35,768
Due after ten years	26,198	26,198	25,793	28,760	28,760	27,629

	61,757	61,757	61,778	69,673	69,673	68,962
Mortgage-backed securities	11,429,379	11,362,795	11,320,008	11,631,831	11,631,831	11,100,900

Total	$11,491,136	$11,424,552	$11,381,786	$11,701,504	$11,701,504	$11,169,862

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $150,047,000 and $161,711,000 at December 31, 2009 and 2008, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2009 and 2008 (in thousands):

	2009	2008
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$61,757	$69,673

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	937	1,253
Collateralized mortgage obligations
Fixed-rate	58,033	299,528
Variable-rate	11,370,409	11,331,050

	11,429,379	11,631,831

Total	$11,491,136	$11,701,504

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2009 or 2008.
Note 7—Advances
     Redemption Terms. At December 31, 2009 and 2008, the Bank had advances outstanding at interest rates ranging from 0.03 percent to 8.61 percent and 0.05 percent to 8.66 percent, respectively, as summarized below (in thousands).

	2009		2008
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Overdrawn demand deposit accounts	$181	4.05%	$99	4.08%

2009	—	—	20,465,819	1.69
2010	14,909,262	0.98	8,346,234	2.41
2011	7,059,173	1.27	6,912,931	2.83
2012	8,163,416	0.80	7,916,643	2.40
2013	8,637,127	0.86	8,489,391	2.52
2014	1,262,879	0.99	1,127,544	2.23
Thereafter	3,593,166	3.84	3,332,021	3.87
Amortizing advances*	3,282,368	4.53	3,654,181	4.62

Total par value	46,907,572	1.44%	60,244,863	2.44%

Deferred prepayment fees	(1,935)		(937)
Commitment fees	(110)		(28)
Hedging adjustments	357,047		675,985

Total	$47,262,574		$60,919,883

*	Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2009 and 2008, the Bank had aggregate prepayable and callable advances totaling $210,151,000 and $204,543,000, respectively.

     The following table summarizes advances at December 31, 2009 and 2008, by the earliest of year of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Year of Contractual Maturity or Next Call Date	2009	2008
Overdrawn demand deposit accounts	$181	$99

2009	—	20,528,616
2010	14,975,701	8,382,703
2011	7,082,672	6,943,915
2012	8,187,107	7,943,468
2013	8,664,137	8,486,971
2014	1,277,606	1,122,707
Thereafter	3,437,800	3,182,203
Amortizing advances	3,282,368	3,654,181

Total par value	$46,907,572	$60,244,863

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2009 and 2008, the Bank had putable advances outstanding totaling $4,037,221,000 and $4,200,521,000, respectively.
     The following table summarizes advances at December 31, 2009 and 2008, by the earlier of year of contractual maturity or next possible put date (in thousands):

Year of Contractual Maturity or Next Put Date	2009	2008
Overdrawn demand deposit accounts	$181	$99

2009	—	23,095,889
2010	17,653,132	8,457,034
2011	7,288,623	7,119,881
2012	8,149,166	7,887,393
2013	8,166,527	8,033,791
2014	1,252,479	1,097,144
Thereafter	1,115,096	899,451
Amortizing advances	3,282,368	3,654,181

Total par value	$46,907,572	$60,244,863

     Security Terms. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its district that are involved in housing finance. The FHLB Act requires the Bank to obtain sufficient collateral on advances to protect against losses. The Bank makes advances only against eligible collateral. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (redefined by the HER Act to include all FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans and securities representing a whole interest in such loans. Further, the HER Act added secured loans for community development activities as eligible collateral to support advances to Community Financial Institutions. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. At December 31, 2009 and 2008, the Bank had rights in collateral with an estimated value greater than outstanding advances.

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
     The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are only permitted to borrow against the eligible collateral that is delivered to the Bank, and insurance companies generally only grant a security interest in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion. Further, the collateral they pledge is generally subject to larger haircuts (depending on the credit rating of the member/borrower from time to time) than are applied to similar types of collateral pledged by members under the blanket lien.
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
     The Bank has never experienced a credit loss on an advance to a member and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2009 and 2008, the Bank had advances of $24,247,000,000 and $30,263,000,000, respectively, outstanding to its two largest borrowers, Wells Fargo Bank South Central, National Association (formerly Wachovia Bank, FSB) and Comerica Bank, which represented 52 percent and 50 percent, respectively, of total advances outstanding at those dates. The income from advances to these institutions totaled $230,569,000 and $818,241,000, respectively, during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, the Bank had no advances outstanding to Comerica Bank; advances outstanding to Wachovia Bank, FSB were $17,262,000,000 at December 31, 2007 and income from advances to this institution totaled $784,957,000 during the year ended December 31, 2007. Advances outstanding to the Bank’s two largest borrowers as of December 31, 2007 (Wachovia Bank, FSB and Guaranty Bank) totaled $23,005,000,000, which represented 50 percent of total advances outstanding at that date. The income from advances to these two institutions totaled $1,013,765,000 during the year ended December 31, 2007. On August 21, 2009, the Office of Thrift Supervision closed Guaranty Bank (“Guaranty”) and the FDIC was named receiver. Guaranty was the Bank’s third largest borrower and shareholder at August 21, 2009, with $1,958,000,000 of advances outstanding at that date; all of these advances were repaid in August and September 2009 (as of December 31, 2008, Guaranty’s outstanding advances totaled $2,157,000,000).
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at December 31, 2009 and 2008 (in thousands, based upon par amount):

	2009	2008
Fixed-rate	$22,316,659	$29,449,463
Variable-rate	24,590,913	30,795,400

Total par value	$46,907,572	$60,244,863

     Prepayment Fees. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2009, 2008 and 2007 were $34,362,000, $30,473,000 and $3,326,000, respectively. During the years ended December 31, 2009, 2008 and 2007, the Bank deferred $1,184,000, $88,000 and $1,013,000 of these gross advance prepayment fees.
Note 8—Mortgage Loans Held for Portfolio
     Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF Program (see Note 1). The following table presents information as of December 31, 2009 and 2008 for mortgage loans held for portfolio (in thousands):

	2009	2008
Fixed-rate medium-term* single-family mortgages	$63,737	$80,988
Fixed-rate long-term single-family mortgages	194,273	243,856
Premiums	2,227	2,983
Discounts	(380)	(507)

Total mortgage loans held for portfolio	$259,857	$327,320

*	Medium-term is defined as an original term of 15 years or less.

     The par value of mortgage loans held for portfolio at December 31, 2009 and 2008 was comprised of government-guaranteed/insured loans totaling $118,977,000 and $146,284,000, respectively, and conventional loans totaling $139,033,000 and $178,560,000, respectively.
     The allowance for credit losses on mortgage loans held for portfolio was as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$261	$263	$267
Chargeoffs	(21)	(2)	(4)

Balance, end of year	$240	$261	$263

     At December 31, 2009 and 2008, the Bank had nonaccrual loans totaling $1,115,000 and $370,000, respectively. At December 31, 2009 and 2008, the Bank’s other assets included $80,000 and $86,000, respectively, of real estate owned.
     Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The Bank did not have any impaired loans at December 31, 2009 or 2008.
Note 9—Deposits
     The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.10 percent, 1.97 percent and 4.94 percent during 2009, 2008 and 2007, respectively. For additional information regarding other interest-bearing deposits, see Note 13.
     The following table details interest-bearing and non-interest bearing deposits as of December 31, 2009 and 2008 (in thousands).

	2009	2008
Interest-bearing
Demand and overnight	$1,306,066	$1,238,722
Term	156,488	186,269
Non-interest bearing (other)	37	75

Total deposits	$1,462,591	$1,425,066

     The aggregate amount of time deposits with a denomination of $100,000 or more was $155,897,000 and $185,995,000 as of December 31, 2009 and 2008, respectively.
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

     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $931 billion and $1.252 trillion at December 31, 2009 and 2008, respectively. The Bank was the primary obligor on $59.9 billion and $72.9 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as LIBOR or the federal funds rate. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.
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
Step-up/step-down bonds pay interest at increasing fixed rates and then at decreasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions that enable the Bank to call the bonds at its option on predetermined call dates; and
Conversion bonds have coupons that convert from fixed to floating, or floating to fixed, on predetermined dates.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2009 and 2008 (in thousands, at par value).

	2009	2008
Fixed-rate	$26,648,455	$42,821,181
Simple variable-rate	20,560,000	13,093,000
Step-up	3,473,000	77,635
Variable that converts to fixed	365,000	—
Step-down	125,000	15,000

Total par value	$51,171,455	$56,006,816

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2009 and 2008, by year of contractual maturity (in thousands):

	2009		2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate
2009	$—	—%	$37,685,991	2.88%
2010	30,951,315	1.18	9,783,835	3.56
2011	9,163,685	1.52	2,238,685	4.18
2012	5,569,440	2.40	1,688,940	4.71
2013	1,085,000	3.39	944,015	4.39
2014	1,191,440	3.39	287,440	7.41
Thereafter	3,210,575	4.04	3,377,910	5.36

Total par value	51,171,455	1.65	56,006,816	3.31

Premiums	85,618		55,546
Discounts	(15,451)		(19,352)
Hedging adjustments	274,234		570,585

Total	$51,515,856		$56,613,595

     At December 31, 2009 and 2008, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2009	2008
Non-callable bonds	$44,056,715	$44,704,926
Callable bonds	7,114,740	11,301,890

Total par value	$51,171,455	$56,006,816

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2009 and 2008, by the earlier of year of contractual maturity or next possible call date (in thousands, at par value):

Year of Contractual Maturity or Next Call Date	2009	2008
2009	$—	$43,907,096
2010	35,970,315	7,201,835
2011	8,743,005	1,766,005
2012	4,358,440	1,267,440
2013	890,000	645,000
2014	216,440	217,440
Thereafter	993,255	1,002,000

Total par value	$51,171,455	$56,006,816

     Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. At December 31, 2009 and 2008, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average Implied
	Book Value	Par Value	Interest Rate
December 31, 2009	$8,762,028	$8,764,942	0.27%

December 31, 2008	$16,745,420	$16,923,982	2.65%

Note 11—Affordable Housing Program
     Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Historically, the Bank has provided subsidies under its AHP in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), but after the assessment for REFCORP, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2009, 2008 or 2007. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2009, 2008 or 2007.
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
     At December 31, 2009 and 2008, the Bank had no outstanding AHP-related advances.
     The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Balance, beginning of year	$43,067	$47,440	$43,458
AHP assessment	16,461	8,949	15,012
Grants funded, net of recaptured amounts	(15,814)	(13,322)	(11,030)

Balance, end of year	$43,714	$43,067	$47,440

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

     Based on its calculated annual obligation for the year ended December 31, 2008, the Bank was due $16,881,000 as of December 31, 2008. This amount was credited against amounts due for the Bank’s 2009 REFCORP assessments.
     The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.
     The FHLBanks’ aggregate payments for periods through December 31, 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the first quarter of 2012. The FHLBanks’ aggregate payments for periods through December 31, 2009 have satisfied $2 million of the $75 million scheduled payment for the first quarter of 2012 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.
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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2009 and 2008 (in thousands).

	December 31, 2009			December 31, 2008
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of	Derivative	Derivative	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$10,877,414	$35,442	$481,486	$10,987,290	$3,230	$674,604
Available-for-sale securities	—	—	—	39,429	—	712
Consolidated obligation bonds	27,613,970	487,664	17,743	37,890,131	766,152	4,707
Interest rate caps related to advances	76,000	69	—	136,000	107	—

Total derivatives designated as hedging instruments under ASC 815	38,567,384	523,175	499,229	49,052,850	769,489	680,023

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	5,000	—	103	5,000	—	40
Consolidated obligation bonds	8,195,000	16,611	129	110,000	14	—
Consolidated obligation discount notes	6,413,343	12,766	—	5,270,426	31,117	—
Basis swaps	9,700,000	22,868	1,290	12,200,000	45,659	—
Intermediary transactions	24,200	474	428	7,000	17	1
Interest rate caps related to advances	10,000	6	—	—	—	—
Interest rate caps related to held-to-maturity securities	3,750,000	51,147	—	3,500,000	3,275	—

Total derivatives not designated as hedging instruments under ASC 815	28,097,543	103,872	1,950	21,092,426	80,082	41

Total derivatives before netting and collateral adjustments	$66,664,927	627,047	501,179	$70,145,276	849,571	680,064

Cash collateral and related accrued interest		(204,748)	(143,378)		(334,911)	(240,215)
Netting adjustments		(357,315)	(357,315)		(437,523)	(437,523)

Total collateral and netting adjustments (1)		(562,063)	(500,693)		(772,434)	(677,738)

Net derivative balances reported in statements of condition		$64,984	$486		$77,137	$2,326

(1)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Gain (Loss) Recognized in Earnings
	for the Year Ended December 31,
	2009	2008	2007
Derivatives and hedged items in ASC 815 fair value hedging hedging relationships
Interest rate swaps	$59,329	$(46,791)	$4,966
Interest rate caps	(30)	(1,437)	(3,397)

Total net gain related to fair value hedge ineffectiveness	59,299	(48,228)	1,569

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	107,564	4,956	(443)
Interest rate swaps
Advances	(36)	321	(1)
Available-for-sale securities	—	1,037	(116)
Consolidated obligation bonds	10,337	(926)	533
Consolidated obligation discount notes	(7,395)	9,216	—
Basis swaps	8,994	42,530	—
Intermediary transactions	30	16	—
Interest rate caps
Held-to-maturity securities	14,316	(2,243)	(1,509)

Total net gain related to derivatives not designated as hedging instruments under ASC 815	133,810	54,907	(1,536)

Net gains on derivatives and hedging activities reported in the statements of income	$193,109	$6,679	$33

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the year ended December 31, 2009 (in thousands).

				Derivative
	Gain (Loss)	Gain (Loss)	Net Fair Value	Net Interest
	on	on Hedged	Hedge	Income
Hedged Item	Derivatives	Items	Ineffectiveness (1)	(Expense) (2)
Advances	$308,440	$(311,501)	$(3,061)	$(298,220)
Available-for-sale securities	503	(605)	(102)	(325)
Consolidated obligation bonds	(226,990)	289,452	62,462	460,139

Total	$81,953	$(22,654)	$59,299	$161,594

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statement of income.

(2)	The net interest income (expense) associated with derivatives in fair value hedging relationships is reported in the statement of income in the interest income/expense line item for the indicated hedged item.

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
     At December 31, 2009 and 2008, the Bank’s maximum credit risk, as defined above, was approximately $223,871,000 and $404,925,000, respectively. These totals consist of $85,031,000 and $250,222,000, respectively, of net accrued interest receivable and $138,840,000 and $154,703,000, respectively, of other fair value amounts. The Bank held as collateral cash balances of $204,724,000 and $334,868,000 as of December 31, 2009 and 2008, respectively. In early January 2010 and early January 2009, additional cash collateral of $17,591,000 and $68,497,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large banks. Some of these banks (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to its derivative counterparties are further described in Note 17.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2009 and 2008, the net market value of the Bank’s derivatives with its members totaled ($432,000) and $4,000, respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on December 31, 2009.
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
     The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchase that occurred on January 31, 2007, surplus stock was defined as stock in excess of 110 percent of the member’s minimum investment requirement. For the quarterly repurchases that occurred between April 30, 2007 and October 31, 2008, surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement for the repurchases that occurred between January 30, 2009 and January 29, 2010. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. During the years ended December 31, 2009, 2008 and 2007, the Bank repurchased surplus stock totaling $513,286,000, $807,882,000 and $683,993,000, respectively. During the years ended December 31, 2009, 2008 and 2007, $7,602,000, $53,277,000 and $11,491,000 of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. On January 29, 2010, the Bank repurchased surplus stock totaling $106,560,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
     The following table presents total excess stock and surplus stock at December 31, 2009 and 2008 (in thousands). For this purpose, surplus stock is computed using the definition that applied on January 29, 2010 and January 30, 2009.

	2009	2008
Excess stock
Capital stock	$287,208	$490,007
Mandatorily redeemable capital stock	4,990	60,190

Total	$292,198	$550,197

Surplus stock
Capital stock	$135,504	$218,635
Mandatorily redeemable capital stock	4,618	58,901

Total	$140,122	$277,536

     Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2009 or 2008. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.

     At all times during the three years ended December 31, 2009, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$507,287	$2,897,162	$930,061	$3,530,208

Total capital	$2,603,683	$2,897,162	$3,157,316	$3,530,208
Total capital-to-assets ratio	4.00%	4.45%	4.00%	4.47%

Leverage capital	$3,254,604	$4,345,743	$3,946,645	$5,295,312
Leverage capital-to-assets ratio	5.00%	6.68%	5.00%	6.71%
     On August 4, 2009, the Finance Agency adopted a final rule establishing capital classifications and critical capital levels for the FHLBanks. The rule defines critical capital levels for the FHLBanks and establishes criteria for each of the following capital classifications identified in the HER Act: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nonetheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets.
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
     The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock only from previously retained earnings or current earnings. The Bank’s Board of Directors may not declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend. In addition, the Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings; further, the Bank may not declare or pay any dividends in the form of capital stock if its excess stock is greater than 1 percent of its total assets or if, after the issuance of such shares, the Bank’s outstanding excess stock would be greater than 1 percent of its total assets.
     Mandatorily Redeemable Capital Stock. As discussed in Note 1, the Bank’s capital stock is classified as equity (capital) for financial reporting purposes until either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, at which time the capital stock is generally reclassified to liabilities. The Finance Agency has confirmed that the accounting classification of certain shares of its capital stock as liabilities does not affect the definition of capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
     At December 31, 2009, the Bank had $9,165,000 in outstanding capital stock subject to mandatory redemption held by 24 institutions. As of December 31, 2008, the Bank had $90,353,000 in outstanding capital stock subject to mandatory redemption held by 18 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2009, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $84,000, $1,199,000 and $5,328,000, respectively, were recorded as interest expense in the statements of income.

     The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of a notice of redemption or withdrawal or the date the activity no longer remains outstanding. If activity-based stock becomes excess stock as a result of reduced activity, the Bank, in its discretion and subject to certain regulatory restrictions, may repurchase excess stock prior to the expiration of the notice of redemption or withdrawal. The Bank will generally repurchase such excess stock as long as it expects to continue to meet its minimum capital requirements following the repurchase.
     The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2009 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2010	$1,358
2011	162
2012	2,990
2013	1,053
2014	3,602

Total	$9,165

The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2009, 2008 and 2007 (in thousands).

Balance, January 1, 2007	$159,567

Capital stock that became subject to mandatory redemption during the year	67,890
Mandatorily redeemable capital stock reclassified to equity during the year	(178)
Redemption of mandatorily redeemable capital stock	(152,623)
Stock dividends classified as mandatorily redeemable	7,845

Balance, December 31, 2007	82,501

Capital stock that became subject to mandatory redemption during the year	72,511
Redemption of mandatorily redeemable capital stock	(67,254)
Stock dividends classified as mandatorily redeemable	2,595

Balance, December 31, 2008	90,353

Capital stock that became subject to mandatory redemption during the year	106,804
Redemption of mandatorily redeemable capital stock	(188,347)
Mandatorily redeemable stock issued during the year	73
Stock dividends classified as mandatorily redeemable	282

Balance, December 31, 2009	$9,165

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

     The following table provides the number of institutions that held mandatorily redeemable stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2009, 2008 and 2007:

	2009	2008	2007
Number of institutions, beginning of year	18	16	14
Due to mergers and acquisitions	1	1	3
Due to withdrawals	3	1	—
Due to termination of membership by the Bank*	6	2	—
Mandatorily redeemable capital stock reclassified to equity	—	—	(1)
Terminations completed during the year	(4)	(2)	—

Number of institutions, end of year	24	18	16

*	The Bank terminated the memberships of institutions that were closed by their primary regulator.
The Bank did not receive any stock redemption notices in 2009, 2008 or 2007.
     Limitations on Redemption or Repurchase of Capital Stock. The GLB Act imposes the following restrictions on the redemption or repurchase of the Bank’s capital stock.
•	In no event may the Bank redeem or repurchase capital stock if the Bank is not in compliance with its minimum capital requirements or if the redemption or repurchase would cause the Bank to be out of compliance with its minimum capital requirements, or if the redemption or repurchase would cause the member to be out of compliance with its minimum investment requirement. In addition, the Bank’s Board of Directors may suspend redemption of capital stock if the Bank reasonably believes that continued redemption of capital stock would cause the Bank to fail to meet its minimum capital requirements in the future, would prevent the Bank from maintaining adequate capital against a potential risk that may not be adequately reflected in its minimum capital requirements, or would otherwise prevent the Bank from operating in a safe and sound manner.

•	In no event may the Bank redeem or repurchase capital stock without the prior written approval of the Finance Agency if the Finance Agency or the Bank’s Board of Directors has determined that the Bank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the Bank. For this purpose, charges against the capital of the Bank means an other than temporary decline in the Bank’s total equity that causes the value of total equity to fall below the Bank’s aggregate capital stock amount. Such a determination may be made by the Finance Agency or the Board of Directors even if the Bank is in compliance with its minimum capital requirements.

•	The Bank may not repurchase any capital stock without the written consent of the Finance Agency during any period in which the Bank has suspended redemptions of capital stock. The Bank is required to notify the Finance Agency if it suspends redemptions of capital stock and set forth its plan for addressing the conditions that led to the suspension. The Finance Agency may require the Bank to reinstate redemptions of capital stock.

•	In no event may the Bank redeem or repurchase shares of capital stock if the principal and interest due on any consolidated obligations issued through the Office of Finance have not been paid in full or, under certain circumstances, if the Bank becomes a non-complying FHLBank under Finance Agency regulations as a result of its inability to comply with regulatory liquidity requirements or to satisfy its current obligations.

•	If at any time the Bank determines that the total amount of capital stock subject to outstanding stock redemption or withdrawal notices with expiration dates within the following 12 months exceeds the amount of capital stock the Bank could redeem and still comply with its minimum capital requirements, the Bank will determine whether to suspend redemption and repurchase activities altogether, to fulfill requests for redemption sequentially in the order in which they were received, to fulfill the requests on a pro rata basis, or to take other action deemed appropriate by the Bank.

Note 15—Employee Retirement Plans
     The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the Bank who were hired prior to January 1, 2007, and any new employee of the Bank who was hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan, during which service the employee was covered by such plan. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense during the years ended December 31, 2009, 2008 and 2007 were $10,050,000, $4,097,000 and $3,937,000, respectively. In 2009, the Bank made a $7,500,000 supplemental contribution to improve the funded status of the plan in response to the provisions of the Pension Protection Act. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
     The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra Defined Contribution Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra Defined Contribution Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2009, 2008 and 2007, the Bank contributed $877,000, $735,000 and $626,000, respectively, to the Pentegra Defined Contribution Plan.
     Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The plan’s liability consists of the accumulated compensation deferrals, accrued earnings on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan. The Bank’s minimum obligation under this plan was $1,118,000 and $1,544,000 at December 31, 2009 and 2008, respectively. Compensation and benefits expense includes accrued earnings (losses) on deferred employee compensation and Bank contributions totaling $188,000, ($111,000), and $111,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Bank also maintains a non-qualified deferred compensation plan that is available to all of its directors. The plan’s liability consists of the accumulated compensation deferrals (representing directors’ fees) and accrued earnings (losses) on those deferrals. At December 31, 2009 and 2008, the Bank’s minimum obligation under this plan was $796,000 and $621,000, respectively.
     The Bank maintains a Special Non-Qualified Deferred Compensation Plan (“the Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $2,080,000 and $1,204,000 at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, the Bank contributed $560,000, $518,000 and $285,000, respectively, to the Plan.
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
     The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the benefits program for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2009	2008
Change in APBO
APBO at beginning of year	$2,544	$2,296
Service cost	13	21
Interest cost	155	157
Actuarial (gain) loss	(428)	161
Participant contributions	172	165
Benefits paid	(383)	(256)

APBO at end of year	2,073	2,544

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Bank contributions	211	91
Participant contributions	172	165
Benefits paid	(383)	(256)

Fair value of plan assets at end of year	—	—

Funded status recognized in other liabilities at end of year	$(2,073)	$(2,544)

     Amounts recognized in accumulated other comprehensive income at December 31, 2009 and 2008 consist of the following (in thousands):

	December 31,
	2009	2008
Net actuarial loss (gain)	$(467)	$(39)
Prior service cost (credit)	(152)	(187)

	$(619)	$(226)

     The amounts in accumulated other comprehensive income include $35,000 of prior service credit and $24,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2010.
     The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 9.0 percent for 2010. For 2009, 2008 and 2007, gross health care cost trend rates of 11.0 percent, 11.0 percent and 13.0 percent, respectively, were used. The health care cost trend rate is assumed to decline by 0.3 percent per year to a final rate of 5.0 percent in 2023 and thereafter. To compute the APBO at December 31, 2009 and 2008, weighted average discount rates of 5.72 percent and 5.87 percent were used. Weighted average discount rates of 5.87 percent, 6.48 percent and 6.00 percent were used to compute the net periodic benefit cost for 2009, 2008 and 2007, respectively.

     Components of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Service cost	$13	$21	$26
Interest cost	155	157	166
Amortization of prior service cost (credit)	(35)	(35)	(35)
Amortization of net loss (gain)	—	30	(4)

Net periodic benefit cost	$133	$173	$153

     Under GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Amortization of prior service credit included in net periodic benefit cost	$(35)	$(35)	$(35)
Actuarial gain (loss)	428	(161)	(88)
Amortization of net actuarial loss (gain) included in net periodic benefit cost	—	30	(4)

Total changes in benefit obligations recognized in other comprehensive income	$393	$(166)	$(127)

     A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2009 by $274,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2009 by $23,000. Alternatively, a 1 percent decrease in the health care trend rate would have reduced the APBO at December 31, 2009 by $222,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2009 by $19,000.
     The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Expected Benefit
Payments, Net of
Year Ended December 31,	Participant Contributions
2010	$150
2011	160
2012	155
2013	120
2014	139
2015-2019	713

$1,437

Note 16—Estimated Fair Values
     Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP also requires an entity to disclose the level within the fair value hierarchy in which the measurements fall for assets and liabilities that are carried at fair value (that is, those assets and liabilities that are measured at fair value on a recurring basis) and for assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition (for example, impaired assets). The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
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
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2009 and 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Held-to-maturity securities. Prior to September 30, 2009, the Bank obtained non-binding fair value estimates from various dealers for its mortgage-backed securities classified as held-to-maturity (for each MBS, one dealer estimate was received). These dealer estimates were reviewed for reasonableness using the Bank’s pricing model and/or by comparing the dealer estimates to pricing service quotations or dealer estimates for similar securities. Effective September 30, 2009, the Bank changed its method for estimating the fair values of mortgage-backed securities. The Bank’s new valuation technique incorporates prices from up to four designated third-party pricing vendors when available. A price is established for each MBS using a formula that is based upon the number of prices received (i.e., if four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation). The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence exists that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information, are subject to further analysis including comparison to the prices for similar securities and/or to non-binding dealer estimates. As of December 31, 2009, four vendor prices were received for substantially all of the Bank’s MBS holdings. This change in valuation technique did not have a significant impact on the estimated fair values of the Bank’s mortgage-backed securities as of September 30, 2009. The Bank estimates the fair values of debentures using a pricing model.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at December 31, 2009 or 2008.
     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2009 and 2008, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$3,908,242	$3,908,242	$20,765	$20,765
Interest-bearing deposits	233	233	3,683,609	3,683,609
Federal funds sold	2,063,000	2,063,000	1,872,000	1,872,000
Trading securities	4,034	4,034	3,370	3,370
Available-for-sale securities	—	—	127,532	127,532
Held-to-maturity securities	11,424,552	11,381,786	11,701,504	11,169,862
Advances	47,262,574	47,279,403	60,919,883	60,362,576
Mortgage loans held for portfolio, net	259,617	274,044	327,059	328,064
Accrued interest receivable	60,890	60,890	145,284	145,284
Derivative assets	64,984	64,984	77,137	77,137

Liabilities:
Deposits	1,462,591	1,462,589	1,425,066	1,425,274
Consolidated obligations:
Discount notes	8,762,028	8,763,983	16,745,420	16,897,389
Bonds	51,515,856	51,684,542	56,613,595	56,946,934
Mandatorily redeemable capital stock	9,165	9,165	90,353	90,353
Accrued interest payable	179,248	179,248	514,086	514,086
Derivative liabilities	486	486	2,326	2,326
     The following table summarizes the Bank’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$4,034	$—	$—	$—	$4,034
Derivative assets	—	627,047	—	(562,063)	64,984

Total assets at fair value	$4,034	$627,047	$—	$(562,063)	$69,018

Liabilities
Derivative liabilities	$—	$501,179	$—	$(500,693)	$486

Total liabilities at fair value	$—	$501,179	$—	$(500,693)	$486

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     During the year ended December 31, 2009, the Bank recorded other-than-temporary impairments on seven of its non-agency RMBS classified as held-to-maturity (see Note 6). Based on the reduced level of market activity for non-agency RMBS, all of the nonrecurring fair value measurements for these impaired securities fell within Level 3 of the fair value hierarchy.
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
     The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the Finance Agency controls the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation was excluded from the initial recognition and measurement provisions of ASC 460 “Guarantees.” At December 31, 2009 and 2008, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $871 billion and $1.179 trillion, respectively.
     If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     On September 9, 2008, the Bank and each of the other 11 FHLBanks entered into separate but identical Lending Agreements (the “Agreements”) with the United States Department of the Treasury (the “Treasury”) in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The GSECF was authorized by the HER Act and was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the FHLBanks. The Agreements terminated on December 31, 2009 and no FHLBank ever borrowed under the GSECF.
     The Agreements set forth the terms under which a FHLBank could borrow from and pledge collateral to the Treasury. Loans under the Agreements, had there been any, were to be secured by collateral acceptable to the Treasury, which consisted of FHLBank advances to members that were collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank granted a security interest to the Treasury only in collateral that was identified on a listing of collateral, identified on the books or records of a Federal Reserve Bank as pledged by the FHLBank to the Treasury, or in the possession or control of the Treasury. On a weekly basis, regardless of whether there had been any borrowings under the Agreements, the FHLBanks were required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the Treasury, a schedule listing the collateral pledged to the Treasury. Each week, the FHLBanks were required to pledge collateral in an amount at least equal to the par value of consolidated obligation bonds and discount notes maturing in the next 15 days. In the case of advances collateral, a 13 percent haircut was applied to the outstanding principal balance of the assets in determining the amount that had to be pledged to the Treasury. As of December 31, 2009, the Bank had pledged advances with an outstanding principal balance of $4,899,500,000 to the Treasury. At that same date, the Bank had not pledged any mortgage-backed securities to the Treasury. The pledge on the advances was released on January 4, 2010.
     Other commitments and contingencies. At December 31, 2009 and 2008, the Bank had commitments to make additional advances totaling approximately $37,996,000 and $81,435,000, respectively. Commitments for advances are generally for periods up to 12 months.
     The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 7). Outstanding standby letters of credit totaled $4,648,413,000 and $5,174,019,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, outstanding letters of credit had original terms of up to 7 years with a final expiration in 2014. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $3,504,000 and $2,740,000 at December 31, 2009 and 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit.
     At December 31, 2009, the Bank had commitments to issue $295,000,000 of consolidated obligation bonds, all of which were hedged with associated interest rate swaps. The Bank had no commitments to issue consolidated obligations at December 31, 2008.
     The Bank executes interest rate exchange agreements with major banks with which it has bilateral collateral exchange agreements. As of December 31, 2009 and 2008, the Bank had pledged cash collateral of $143,364,000 and $240,192,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
     During the years ended December 31, 2009, 2008 and 2007, the Bank charged to operating expenses net rental costs of approximately $422,000, $432,000, and $437,000, respectively. Future minimum rentals at December 31, 2009, were as follows (in thousands):

Year	Premises	Equipment	Total
2010	$258	$78	$336
2011	253	27	280
2012	262	11	273
2013	51	—	51
2014	26	—	26

Total	$850	$116	$966

     Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

     The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2009 were as follows (in thousands):

Year
2010	$1,116
2011	638
2012	630
2013	644
2014	5

Total	$3,033

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
     Substantially all of the Bank’s advances are made to its shareholders (while eligible to borrow from the Bank, housing associates are not required or allowed to hold capital stock). In addition, the majority of its mortgage loans held for portfolio were either funded by the Bank through, or purchased from, certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank offers interest rate swaps, caps and floors to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third party market participants, except that the Bank’s Risk Management Policy specifies a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
     Affiliates of two of the Bank’s derivative counterparties (Citigroup and Wells Fargo/Wachovia) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. Since the acquisitions were completed, the Bank has continued to enter into interest rate exchange agreements with Citigroup and Wells Fargo/Wachovia in the normal course of business and under the same terms and conditions as before. Effective October 1, 2006, Citigroup terminated the Ninth District charter of the affiliate that acquired the member institution and, as a result, an affiliate of Citigroup became a non-member shareholder of the Bank.
     The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2009, 2008 or 2007.
     All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
     The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2009 and 2008, advances outstanding to Directors’ Financial Institutions aggregated $1,169,000,000 and $1,691,000,000, respectively, representing 2.5 percent and 2.8 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2009, 2008 or 2007. As of December 31, 2009 and 2008, capital stock outstanding to Directors’ Financial Institutions aggregated $57,000,000 and $85,000,000, respectively, representing 2.3 percent and 2.6 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.
Note 19 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. At December 31, 2009 and 2008, there were no loans outstanding to other FHLBanks. Loans to other FHLBanks, consisting of overnight federal funds sold, totaled $400,000,000 at December 31, 2007. Interest income on loans to other FHLBanks totaled $2,000, $173,000 and $82,000 for the years ended December 31, 2009, 2008 and 2007, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Year Ended December 31,
	2009	2008	2007
Balance, January 1,	$—	$400,000	$—
Loans made to:
FHLBank of Boston	375,000	832,000	170,000
FHLBank of Seattle	25,000	—	—
FHLBank of San Francisco	—	1,265,000	750,000
Collections from:
FHLBank of Boston	(375,000)	(832,000)	(170,000)
FHLBank of Seattle	(25,000)	—	—
FHLBank of San Francisco	—	(1,665,000)	(350,000)

Balance, December 31,	$—	$—	$400,000

     During the years ended December 31, 2009, 2008 and 2007, interest expense on borrowings from other FHLBanks totaled $1,000, $66,000 and $87,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Year Ended December 31,
	2009	2008	2007
Balance, January 1	$—	$—	$—
Borrowings from:
FHLBank of Atlanta	—	70,000	—
FHLBank of Cincinnati	—	200,000	—
FHLBank of Indianapolis	—	240,000	528,000
FHLBank of San Francisco	200,000	500,000	120,000
FHLBank of Seattle	—	25,000	—
Repayments to:
FHLBank of Atlanta	—	(70,000)	—
FHLBank of Cincinnati	—	(200,000)	—
FHLBank of Indianapolis	—	(240,000)	(528,000)
FHLBank of San Francisco	(200,000)	(500,000)	(120,000)
FHLBank of Seattle	—	(25,000)	—
Balance, December 31	$—	$—	$—

     Prior to their maturity in 2008, the Bank’s available-for-sale securities portfolio included consolidated obligations for which other FHLBanks were the primary obligors and for which the Bank was jointly and severally liable. All of these consolidated obligations were purchased in the open market from third parties and were accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligations of other FHLBanks totaled $2,253,000 and $2,543,000 for the years ended December 31, 2008 and 2007, respectively. The Bank did not own any consolidated obligations for which other FHLBanks were the primary obligors during the year ended December 31, 2009.

     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the year ended December 31, 2009. During the year ended December 31, 2008, the Bank assumed consolidated obligations from the FHLBank of Seattle with par amounts of $135,880,000. The net premiums associated with these transactions totaled $3,474,000. During the year ended December 31, 2007, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts of $323,000,000. The net premiums associated with these transactions totaled $2,837,000. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the year ended December 31, 2009. During the year ended December 31, 2008, the Bank transferred $300,000,000, $150,000,000 and $15,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh, Cincinnati and San Francisco, respectively. The aggregate gains realized on these debt transfers totaled $4,546,000. During the year ended December 31, 2007, the Bank transferred $341,000,000 and $120,000,000 (par values) of its consolidated obligations to the FHLBanks of San Francisco and Cincinnati, respectively. The aggregate gains realized on these debt transfers totaled $534,000.
     Through July 31, 2008, the Bank received participation fees from the FHLBank of Chicago for mortgage loans that were originated by the Bank’s PFIs and purchased by the FHLBank of Chicago. These fees totaled $200,000 and $187,000 during the years ended December 31, 2008 and 2007, respectively. No participation fees have been received since the termination of this arrangement on July 31, 2008.

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant.

4.1	Capital Plan of the Registrant, as amended and revised on December 11, 2008 and approved by the Federal Housing Finance Agency on March 6, 2009 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated March 6, 2009 and filed with the SEC on March 11, 2009, which exhibit is incorporated herein by reference).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.4	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.5	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.7	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective January 1, 2009 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 14, 2009 and filed with the SEC on May 20, 2009, which exhibit is incorporated herein by reference).

10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.9	Form of Employment Agreement between the Registrant and each of its executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.10	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2008 and filed with the SEC on September 9, 2008, which exhibit is incorporated herein by reference).

Exhibit
10.11	Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.12	Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.13	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.