Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Dallas
filed 2010-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
At April 30, 2010 the registrant had outstanding 22,121,919 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$835,045	$3,908,242
Interest-bearing deposits	245	233
Federal funds sold	3,502,000	2,063,000
Trading securities (Note 10)	4,169	4,034
Held-to-maturity securities (a) (Notes 3 and 10)	11,348,566	11,424,552
Advances (Note 4)	42,627,506	47,262,574
Mortgage loans held for portfolio, net of allowance for credit losses of $234 and $240 at March 31, 2010 and December 31, 2009, respectively	248,487	259,617
Accrued interest receivable	55,817	60,890
Premises and equipment, net	24,576	24,789
Derivative assets (Notes 7 and 10)	29,755	64,984
Other assets	20,631	19,161

TOTAL ASSETS	$58,696,797	$65,092,076

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,570,914	$1,462,554
Non-interest bearing	24	37

Total deposits	1,570,938	1,462,591

Consolidated obligations, net (Note 5)
Discount notes	5,626,659	8,762,028
Bonds	48,269,095	51,515,856

Total consolidated obligations, net	53,895,754	60,277,884

Mandatorily redeemable capital stock	7,579	9,165
Accrued interest payable	191,148	179,248
Affordable Housing Program (Note 6)	41,744	43,714
Payable to REFCORP	3,932	9,912
Derivative liabilities (Notes 7 and 10)	544	486
Other liabilities	372,638	287,044

Total liabilities	56,084,277	62,270,044

Commitments and contingencies (Note 11)

CAPITAL (Note 8)
Capital stock – Class B putable ($100 par value) issued and outstanding shares: 23,112,115 and 25,317,146 shares at March 31, 2010 and December 31, 2009, respectively	2,311,212	2,531,715
Retained earnings	369,485	356,282
Accumulated other comprehensive income (loss)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(68,781)	(66,584)
Postretirement benefits	604	619

Total accumulated other comprehensive income (loss)	(68,177)	(65,965)

Total capital	2,612,520	2,822,032

TOTAL LIABILITIES AND CAPITAL	$58,696,797	$65,092,076

(a)	Fair values: $11,390,074 and $11,381,786 at March 31, 2010 and December 31, 2009, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Advances	$81,537	$255,879
Prepayment fees on advances, net	2,673	804
Interest-bearing deposits	42	96
Federal funds sold	1,143	1,486
Available-for-sale securities	—	456
Held-to-maturity securities	38,217	40,816
Mortgage loans held for portfolio	3,523	4,438
Other	3	113

Total interest income	127,138	304,088

INTEREST EXPENSE
Consolidated obligations
Bonds	59,104	227,052
Discount notes	3,679	99,080
Deposits	156	761
Mandatorily redeemable capital stock	13	21
Other borrowings	1	1

Total interest expense	62,953	326,915

NET INTEREST INCOME (EXPENSE)	64,185	(22,827)

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(7,031)	(26,215)
Net non-credit portion of impairment losses recognized in other comprehensive income	6,463	26,198

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(568)	(17)

Service fees	563	628
Net gain (loss) on trading securities	119	(79)
Realized gain on sale of available-for-sale security	—	843
Net gains (losses) on derivatives and hedging activities	(26,706)	126,831
Other, net	1,459	1,676

Total other income (loss)	(25,133)	129,882

OTHER EXPENSE
Compensation and benefits	9,997	9,753
Other operating expenses	6,591	7,503
Finance Agency	706	602
Office of Finance	538	534

Total other expense	17,832	18,392

INCOME BEFORE ASSESSMENTS	21,220	88,663

Affordable Housing Program	1,734	7,239
REFCORP	3,897	16,285

Total assessments	5,631	23,524

NET INCOME	$15,589	$65,139

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B – Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2010	25,317	$2,531,715	$356,282	$(65,965)	$2,822,032

Proceeds from sale of capital stock	993	99,291	—	—	99,291
Repurchase/redemption of capital stock	(3,221)	(322,132)	—	—	(322,132)
Comprehensive income
Net income	—	—	15,589	—	15,589
Other comprehensive income (loss) (a)	—	—	—	(2,212)	(2,212)

Total comprehensive income	—	—	—	—	13,377

Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)
Stock	23	2,338	(2,338)	—	—

BALANCE, MARCH 31, 2010	23,112	$2,311,212	$369,485	$(68,177)	$2,612,520

BALANCE, JANUARY 1, 2009	32,238	$3,223,830	$216,025	$(1,435)	$3,438,420

Proceeds from sale of capital stock	1,345	134,498	—	—	134,498
Repurchase/redemption of capital stock	(4,835)	(483,503)	—	—	(483,503)
Shares reclassified to mandatorily redeemable capital stock	(9)	(877)	—	—	(877)
Comprehensive income
Net income	—	—	65,139	—	65,139
Other comprehensive income (loss) (a)	—	—	—	(24,834)	(24,834)

Total comprehensive income	—	—	—	—	40,305

Dividends on capital stock (at 0.50 percent annualized rate)
Cash	—	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(54)	—	(54)
Stock	41	4,043	(4,043)	—	—

BALANCE, MARCH 31, 2009	28,780	$2,877,991	$277,021	$(26,269)	$3,128,743

(a)	For the components of other comprehensive income (loss) for the three months ended March 31, 2010 and 2009, see Note 14.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$15,589	$65,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(33,358)	29,596
Concessions on consolidated obligation bonds	2,400	2,624
Premises, equipment and computer software costs	1,473	1,140
Non-cash interest on mandatorily redeemable capital stock	8	61
Realized gain on sale of available-for-sale security	—	(843)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	568	17
Net decrease (increase) in trading securities	(135)	262
Loss due to change in net fair value adjustment on derivative and hedging activities	49,421	20,538
Decrease in accrued interest receivable	5,069	45,756
Decrease (increase) in other assets	(1,630)	318
Increase (decrease) in Affordable Housing Program (AHP) liability	(1,970)	4,200
Increase (decrease) in accrued interest payable	11,905	(242,430)
Decrease in excess REFCORP contributions	—	16,285
Decrease in payable to REFCORP	(5,980)	—
Decrease in other liabilities	(821)	(4,096)

Total adjustments	26,950	(126,572)

Net cash provided by (used in) operating activities	42,539	(61,433)

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits	6,921	3,512,995
Net decrease (increase) in federal funds sold	(1,439,000)	1,381,000
Proceeds from maturities of long-term held-to-maturity securities	1,167,308	589,828
Purchases of long-term held-to-maturity securities	(953,810)	—
Proceeds from maturities of available-for-sale securities	—	32,113
Proceeds from sale of available-for-sale security	—	87,019
Principal collected on advances	67,226,627	170,243,093
Advances made	(62,571,465)	(165,789,049)
Principal collected on mortgage loans held for portfolio	10,790	16,592
Purchases of premises, equipment and computer software	(1,207)	(1,800)

Net cash provided by investing activities	3,446,164	10,071,791

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	50,807	(115,256)
Net payments on derivative contracts with financing elements	(5,054)	(136)
Net proceeds from issuance of consolidated obligations
Discount notes	29,212,208	95,115,979
Bonds	11,581,406	10,641,925
Debt issuance costs	(2,053)	(706)
Payments for maturing and retiring consolidated obligations
Discount notes	(32,337,577)	(90,872,779)
Bonds	(14,837,155)	(24,415,769)
Proceeds from issuance of capital stock	99,291	134,498
Payments for redemption of mandatorily redeemable capital stock	(1,595)	(13,527)
Payments for repurchase/redemption of capital stock	(322,132)	(483,503)
Cash dividends paid	(46)	(46)

Net cash used in financing activities	(6,561,900)	(10,009,320)

Net increase (decrease) in cash and cash equivalents	(3,073,197)	1,038
Cash and cash equivalents at beginning of the period	3,908,242	20,765

Cash and cash equivalents at end of the period	$835,045	$21,803

Supplemental Disclosures:
Interest paid	$65,883	$463,887

AHP payments, net	$3,704	$3,039

REFCORP payments	$9,877	$—

Stock dividends issued	$2,338	$4,043

Dividends paid through issuance of mandatorily redeemable capital stock	$2	$54

Capital stock reclassified to mandatorily redeemable capital stock	$—	$877

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
     The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2009. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 25, 2010 (the “2009 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2009 10-K.
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
     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency mortgage-backed securities for other-than-temporary impairment (“OTTI”). Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.
Note 2—Recently Issued Accounting Guidance
     Accounting for Transfers of Financial Assets. On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that changes how entities account for transfers of financial assets by (1) eliminating the concept of a qualifying special-purpose entity, (2) defining the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, (3) clarifying the isolation analysis to ensure that an entity considers all of its continuing involvements with transferred financial assets to determine whether a transfer may be accounted for as a sale, (4) eliminating an exception that permitted an entity to derecognize certain transferred mortgage loans when that entity had not surrendered control over those loans, and (5) requiring enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited. The recognition and measurement provisions of the guidance must be applied to transfers that occur on or after the effective date. The Bank adopted this guidance on January 1, 2010. The adoption of this guidance has not had any impact on the Bank’s results of operations or financial condition.

     Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance that amends the consolidation guidance for variable interest entities (“VIEs”). This guidance eliminates the exemption for qualifying special purpose entities, establishes a more qualitative evaluation to determine the primary beneficiary based on power and the obligation to absorb losses or right to receive benefits, and requires ongoing reassessments to determine if an entity must consolidate a VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Bank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The Bank evaluated its investments in VIEs as of January 1, 2010 and determined that consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision-maker nor does it have the unilateral ability to replace a key decision-maker. Additionally, because the Bank holds the senior interest, rather than the residual interest, in these investments, the Bank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. Therefore, the Bank’s adoption of this guidance on January 1, 2010 did not have any impact on its results of operations or financial condition.
     Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Bank adopted this guidance on January 1, 2010. The adoption of this guidance did not significantly impact the Bank’s financial statement footnote disclosures and it did not have any impact on the Bank’s results of operations or financial condition.
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

Note 3—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2010 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$56,706	$—	$56,706	$406	$128	$56,984
State housing agency obligation	2,620	—	2,620	—	85	2,535

	59,326	—	59,326	406	213	59,519

Mortgage-backed securities
U.S. government guaranteed obligations	23,003	—	23,003	52	7	23,048
Government-sponsored enterprises	10,805,749	—	10,805,749	109,810	21,005	10,894,554
Non-agency residential mortgage-backed securities	483,497	68,781	414,716	—	48,442	366,274
Non-agency commercial mortgage-backed securities	45,772	—	45,772	907	—	46,679

	11,358,021	68,781	11,289,240	110,769	69,454	11,330,555

Total	$11,417,347	$68,781	$11,348,566	$111,175	$69,667	$11,390,074

     Held-to-maturity securities as of December 31, 2009 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$58,812	$—	$58,812	$425	$174	$59,063
State housing agency obligation	2,945	—	2,945	—	230	2,715

	61,757	—	61,757	425	404	61,778

Mortgage-backed securities
U.S. government guaranteed obligations	24,075	—	24,075	8	73	24,010
Government-sponsored enterprises	10,837,865	—	10,837,865	78,135	53,295	10,862,705
Non-agency residential mortgage-backed securities	511,382	66,584	444,798	—	68,682	376,116
Non-agency commercial mortgage-backed securities	56,057	—	56,057	1,120	—	57,177

	11,429,379	66,584	11,362,795	79,263	122,050	11,320,008

Total	$11,491,136	$66,584	$11,424,552	$79,688	$122,454	$11,381,786

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2010. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	1	$10,765	$26	1	$11,864	$102	2	$22,629	$128
State housing agency obligation	—	—	—	1	2,535	85	1	2,535	85

	1	10,765	26	2	14,399	187	3	25,164	213

Mortgage-backed securities
U.S. government guaranteed obligations	3	5,606	6	1	702	1	4	6,308	7
Government-sponsored enterprises	30	1,345,729	3,960	131	3,070,673	17,045	161	4,416,402	21,005
Non-agency residential
mortgage-backed securities	—	—	—	40	366,274	117,223	40	366,274	117,223

	33	1,351,335	3,966	172	3,437,649	134,269	205	4,788,984	138,235

Total	34	$1,362,100	$3,992	174	$3,452,048	$134,456	208	$4,814,148	$138,448

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2009.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	—	$—	$—	2	$23,079	$174	2	$23,079	$174
State housing agency obligation	—	—	—	1	2,715	230	1	2,715	230

	—	—	—	3	25,794	404	3	25,794	404

Mortgage-backed securities
U.S. government guaranteed obligations	7	15,854	63	2	3,956	10	9	19,810	73
Government-sponsored enterprises	57	2,673,949	15,359	157	4,176,445	37,936	214	6,850,394	53,295
Non-agency residential mortgage-backed securities	—	—	—	40	376,116	135,266	40	376,116	135,266

	64	2,689,803	15,422	199	4,556,517	173,212	263	7,246,320	188,634

Totals	64	$2,689,803	$15,422	202	$4,582,311	$173,616	266	$7,272,114	$189,038

     At March 31, 2010, the gross unrealized losses on the Bank’s held-to-maturity securities were $138,448,000, of which $117,223,000 was attributable to its holdings of non-agency (i.e., private label) residential mortgage-backed securities and $21,225,000 was attributable to other securities. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): (1) Moody’s Investors Service (“Moody’s”), (2) Standard and Poor’s (“S&P”) and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency residential mortgage-backed securities with an aggregate carrying value of $227,911,000, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at March 31, 2010. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”), the Bank expects that its holdings of U.S. government guaranteed debentures, state housing agency debentures, U.S. government guaranteed MBS and government-sponsored enterprise MBS that were in an unrealized loss position at March 31, 2010 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2010.
     As of March 31, 2010, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $117,223,000, which represented 24 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank might not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2010 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
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
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2010 using two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2010 assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the 6- to 12-month period beginning January 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of five of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of March 31, 2010. These securities included three securities, with an aggregate unpaid principal balance of $70.8 million at March 31, 2010, that had previously been identified as other-than-temporarily impaired in 2009 and which were determined to be further impaired as of March 31, 2010, and two securities, with an aggregate unpaid principal balance of $16.5 million at March 31, 2010, that were initially determined to be other-than-temporarily impaired as of March 31, 2010. The difference between the present value of the cash flows expected to be collected from these five securities and their amortized cost bases (i.e., the credit losses) totaled $568,000 as of March 31, 2010. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), only the amounts related to the credit losses were recognized in earnings.
     In addition to the five securities that were determined to be other-than-temporarily impaired at March 31, 2010, four other securities were deemed to be other-than-temporarily impaired during 2009. The following tables set forth additional information for each of the Bank’s securities that were other-than-temporarily impaired as of March 31, 2010, including those securities that were deemed to be other-than-temporarily impaired in 2009 but which were not further impaired as of March 31, 2010 (in thousands). The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of March 31, 2010.

			Three Months Ended March 31, 2010
	Period of			Credit	Non-Credit
	Initial	Credit	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Single-B	$—	$49	$(49)
Security #2	Q1 2009	Double-B	—	—	—
Security #3	Q2 2009	Triple-C	—	446	(446)
Security #4	Q2 2009	Triple-B	—	—	—
Security #5	Q3 2009	Single-B	—	—	—
Security #6	Q3 2009	Single-B	—	—	—
Security #7	Q3 2009	Triple-B	112	60	52
Security #8	Q1 2010	Triple-B	4,990	10	4,980
Security #9	Q1 2010	Double-B	1,929	3	1,926

Totals			$7,031	$568	$6,463

		Cumulative from Period of Initial
		Impairment Through March 31, 2010		March 31, 2010
	Amortized	Non-Credit	Accretion of		Estimated
	Cost as of	Component of	Non-Credit	Carrying	Fair
	March 31, 2010	OTTI	Component	Value	Value
Security #1	$16,049	$11,721	$2,728	$7,056	$9,781
Security #2	19,566	13,060	2,825	9,331	11,996
Security #3	43,474	16,934	3,130	29,670	34,277
Security #4	13,478	8,508	1,600	6,570	7,812
Security #5	22,199	11,454	1,523	12,268	13,365
Security #6	18,856	10,225	1,375	10,006	10,570
Security #7	7,321	3,575	421	4,167	4,167
Security #8	11,489	4,980	—	6,509	6,509
Security #9	5,017	1,926	—	3,091	3,091

Totals	$157,449	$82,383	$13,602	$88,668	$101,568

     For those securities for which an other-than-temporary impairment was determined to have occurred as of March 31, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended March 31, 2010 (dollars in thousands).

				Significant Inputs (2)			Current Credit
			Unpaid Principal	Projected	Projected	Projected	Enhancement
	Year of	Collateral	Balance as of	Prepayment	Default	Loss	as of
	Securitization	Type (1)	March 31, 2010	Rate	Rate	Severity	March 31, 2010 (3)
Security #1	2005	Alt-A/Option ARM	$17,473	7.3%	76.0%	49.3%	37.2%
Security #3	2006	Alt-A/Fixed Rate	45,905	12.6%	31.8%	44.0%	8.3%
Security #7	2004	Alt-A/Option ARM	7,395	8.5%	60.3%	51.0%	33.8%
Security #8	2005	Alt-A/Option ARM	11,499	11.5%	60.5%	42.1%	47.7%
Security #9	2005	Alt-A/Option ARM	5,020	7.9%	56.5%	36.1%	47.6%

Total			$87,292

(1)	Security #1 is the only security presented in the table above that was labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

     The following table presents a rollforward for the three months ended March 31, 2010 and 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended March 31,
	2010	2009
Balance of credit losses, beginning of period	$4,022	$—
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	13	17
Credit losses on securities for which an other-than-temporary impairment was previously recognized	555	—

Balance of credit losses, end of period	$4,590	$17

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at March 31, 2010.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2010 and December 31, 2009 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Debentures
Due in one year or less	$249	$249	$250	$249	$249	$250
Due after one year through five years	3,600	3,600	3,660	3,607	3,607	3,689
Due after five years through ten years	30,099	30,099	30,445	31,703	31,703	32,046
Due after ten years	25,378	25,378	25,164	26,198	26,198	25,793

	59,326	59,326	59,519	61,757	61,757	61,778
Mortgage-backed securities	11,358,021	11,289,240	11,330,555	11,429,379	11,362,795	11,320,008

Total	$11,417,347	$11,348,566	$11,390,074	$11,491,136	$11,424,552	$11,381,786

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $139,376,000 and $150,047,000 at March 31, 2010 and December 31, 2009, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$59,326	$61,757

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	912	937
Collateralized mortgage obligations
Fixed-rate	47,682	58,033
Variable-rate	11,309,427	11,370,409

	11,358,021	11,429,379

Total	$11,417,347	$11,491,136

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2009 or the three months ended March 31, 2010.
Note 4—Advances
     Redemption Terms. At March 31, 2010 and December 31, 2009, the Bank had advances outstanding at interest rates ranging from 0.10 percent to 8.61 percent and 0.03 percent to 8.61 percent, respectively, as summarized below (in thousands).

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Overdrawn demand deposit accounts	$3,106	4.08%	$181	4.05%

Due in one year or less	12,210,603	1.07	14,909,262	0.98
Due after one year through two years	8,750,265	0.88	7,059,173	1.27
Due after two years through three years	8,707,662	0.86	8,163,416	0.80
Due after three years through four years	4,626,506	1.04	8,637,127	0.86
Due after four years through five years	1,331,540	1.11	1,262,879	0.99
Due after five years	3,459,781	3.85	3,593,166	3.84
Amortizing advances	3,162,947	4.52	3,282,368	4.53

Total par value	42,252,410	1.47%	46,907,572	1.44%

Deferred prepayment fees	(3,370)		(1,935)
Commitment fees	(109)		(110)
Hedging adjustments	378,575		357,047

Total	$42,627,506		$47,262,574

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2010 and December 31, 2009, the Bank had aggregate prepayable and callable advances totaling $196,010,000 and $210,151,000, respectively.
     The following table summarizes advances at March 31, 2010 and December 31, 2009, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2010	December 31, 2009
Overdrawn demand deposit accounts	$3,106	$181

Due in one year or less	12,280,619	14,975,701
Due after one year through two years	8,776,135	7,082,672
Due after two years through three years	8,728,473	8,187,107
Due after three years through four years	4,651,714	8,664,137
Due after four years through five years	1,342,179	1,277,606
Due after five years	3,307,237	3,437,800
Amortizing advances	3,162,947	3,282,368

Total par value	$42,252,410	$46,907,572

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2010 and December 31, 2009, the Bank had putable advances outstanding totaling $4,000,921,000 and $4,037,221,000, respectively.
     The following table summarizes advances at March 31, 2010 and December 31, 2009, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2010	December 31, 2009
Overdrawn demand deposit accounts	$3,106	$181

Due in one year or less	15,001,424	17,653,132
Due after one year through two years	8,965,765	7,288,623
Due after two years through three years	8,413,812	8,149,166
Due after three years through four years	4,417,506	8,166,527
Due after four years through five years	1,239,140	1,252,479
Due after five years	1,048,710	1,115,096
Amortizing advances	3,162,947	3,282,368

Total par value	$42,252,410	$46,907,572

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2010 and December 31, 2009 (in thousands, based upon par amount):

	March 31, 2010	December 31, 2009
Fixed-rate	$19,171,797	$22,316,659
Variable-rate	23,080,613	24,590,913

Total par value	$42,252,410	$46,907,572

     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers during the three months ended March 31, 2010 and 2009 were $5,135,000 and $973,000, respectively. The Bank deferred $1,615,000 of the gross advance prepayment fees during the three months ended March 31, 2010. None of the gross advance prepayment fees were deferred during the three months ended March 31, 2009.
Note 5—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 11.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $871 billion and $931 billion at March 31, 2010 and December 31, 2009, respectively. The Bank was the primary obligor on $53.5 billion and $59.9 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2010 and December 31, 2009 (in thousands, at par value).

	March 31, 2010	December 31, 2009
Fixed-rate	$22,437,300	$26,648,455
Simple variable-rate	21,715,000	20,560,000
Step-up	3,197,500	3,473,000
Step-down	300,000	125,000
Variable that converts to fixed	265,000	365,000

Total par value	$47,914,800	$51,171,455

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2010 and December 31, 2009, by contractual maturity (in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$22,414,410	1.10%	$30,951,315	1.18%
Due after one year through two years	14,437,625	1.04	9,163,685	1.52
Due after two years through three years	5,459,000	2.37	5,569,440	2.40
Due after three years through four years	1,339,000	3.02	1,085,000	3.39
Due after four years through five years	1,372,190	3.77	1,191,440	3.39
Thereafter	2,892,575	3.89	3,210,575	4.04

Total par value	47,914,800	1.52%	51,171,455	1.65%

Premiums	75,083		85,618
Discounts	(13,687)		(15,451)
Hedging adjustments	292,899		274,234

Total	$48,269,095		$51,515,856

     At March 31, 2010 and December 31, 2009, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2010	December 31, 2009
Non-callable bonds	$41,409,585	$44,056,715
Callable bonds	6,505,215	7,114,740

Total par value	$47,914,800	$51,171,455

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2010 and December 31, 2009, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2010	December 31, 2009
Due in one year or less	$27,040,910	$35,970,315
Due after one year through two years	14,154,445	8,743,005
Due after two years through three years	4,835,000	4,358,440
Due after three years through four years	679,000	890,000
Due after four years through five years	287,190	216,440
Thereafter	918,255	993,255

Total par value	$47,914,800	$51,171,455

     Discount Notes. At March 31, 2010 and December 31, 2009, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
			Implied
	Book Value	Par Value	Interest Rate

March 31, 2010	$5,626,659	$5,627,993	0.16%

December 31, 2009	$8,762,028	$8,764,942	0.27%

Note 6—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$43,714	$43,067
AHP assessment	1,734	7,239
Grants funded, net of recaptured amounts	(3,704)	(3,039)

Balance, end of period	$41,744	$47,267

Note 7—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange related derivatives.
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
     Balance Sheet Management — From time to time, the Bank may enter into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. In addition, to reduce its exposure to reset risk, the Bank may occasionally enter into forward rate agreements. These derivatives are treated as economic hedges.
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
     Accounting for Derivatives and Hedging Activities. The Bank accounts for derivatives and hedging activities in accordance with the guidance in Topic 815 of the FASB’s Accounting Standards Codification (“ASC”) entitled “Derivatives and Hedging” (“ASC 815”). All derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement (including any cash collateral remitted to or received from the counterparty).
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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010			December 31, 2009
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of	Derivative	Derivative	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$9,983,669	$27,572	$483,227	$10,877,414	$35,442	$481,486
Consolidated obligation bonds	22,992,315	489,159	1,867	27,613,970	487,664	17,743
Interest rate caps related to advances	76,000	16	—	76,000	69	—

Total derivatives designated as hedging instruments under ASC 815	33,051,984	516,747	485,094	38,567,384	523,175	499,229

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	5,000	—	103	5,000	—	103
Consolidated obligation bonds	2,575,000	5,938	—	8,195,000	16,611	129
Consolidated obligation discount notes	642,766	1,172	—	6,413,343	12,766	—
Basis swaps (1)	8,700,000	18,712	1,038	9,700,000	22,868	1,290
Intermediary transactions	24,200	384	339	24,200	474	428
Interest rate caps related to advances	10,000	1	—	10,000	6	—
Interest rate caps related to held-to-maturity securities	3,750,000	22,194	—	3,750,000	51,147	—

Total derivatives not designated as hedging instruments under ASC 815	15,706,966	48,401	1,480	28,097,543	103,872	1,950

Total derivatives before netting and collateral adjustments	$48,758,950	565,148	486,574	$66,664,927	627,047	501,179

Cash collateral and related accrued interest		(185,813)	(136,450)		(204,748)	(143,378)
Netting adjustments		(349,580)	(349,580)		(357,315)	(357,315)

Total collateral and netting adjustments (2)		(535,393)	(486,030)		(562,063)	(500,693)

Net derivative balances reported in statements of condition		$29,755	$544		$64,984	$486

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2010 and 2009 (in thousands).

	Gain (Loss) Recognized in Earnings
	for the Three Months Ended March 31,
	2010	2009
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$2,508	$54,297
Interest rate caps	(54)	(23)

Total net gain related to fair value hedge ineffectiveness	2,454	54,274

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	8,495	46,115
Interest rate swaps
Advances	(1)	(19)
Consolidated obligation bonds	(6,520)	(837)
Consolidated obligation discount notes	(1,622)	(8,968)
Basis swaps (1)	(554)	36,104
Forward rate agreements	—	(223)
Intermediary transactions	—	10
Interest rate caps
Advances	(5)	—
Held-to-maturity securities	(28,953)	375

Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(29,160)	72,557

Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(26,706)	$126,831

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2010 and 2009 (in thousands).

				Derivative
	Gain (Loss)	Gain (Loss)	Net Fair Value	Net Interest
	on	on Hedged	Hedge	Income
Hedged Item	Derivatives	Items	Ineffectiveness(1)	(Expense)(2)
Three months ended March 31, 2010
Advances	$(23,849)	$24,073	$224	$(78,614)
Consolidated obligation bonds	21,570	(19,340)	2,230	132,597

Total	$(2,279)	$4,733	$2,454	$53,983

Three months ended March 31, 2009
Advances	$60,200	$(61,585)	$(1,385)	$(57,716)
Available-for-sale securities	463	(337)	126	(217)
Consolidated obligation bonds	(76,142)	131,675	55,533	109,751

Total	$(15,479)	$69,753	$54,274	$51,818

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)	The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.
     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master swap and credit support agreements with all of its derivatives counterparties. These agreements provide for the netting of all transactions with a derivative counterparty and the delivery of collateral when certain thresholds (generally ranging from $100,000 to $500,000) are met. The Bank manages derivative counterparty credit risk through the use of these agreements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. Based on the netting provisions and collateral requirements of its master swap and credit support agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.
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
     At March 31, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was approximately $199,126,000 and $223,871,000, respectively. These totals consist of $86,481,000 and $85,031,000, respectively, of net accrued interest receivable and $112,645,000 and $138,840,000, respectively, of other fair value amounts. The Bank held as collateral cash balances of $185,784,000 and $204,724,000 as of March 31, 2010 and December 31, 2009, respectively. In early April 2010 and early January 2010, additional cash collateral of $12,170,000 and $17,591,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large banks. Some of these banks (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 11.

     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At March 31, 2010 and December 31, 2009, the net market value of the Bank’s derivatives with its members totaled ($312,000) and ($432,000), respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on March 31, 2010.
Note 8—Capital
     At all times during the three months ended March 31, 2010, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$517,217	$2,688,276	$507,287	$2,897,162

Total capital	$2,347,872	$2,688,276	$2,603,683	$2,897,162
Total capital-to-assets ratio	4.00%	4.58%	4.00%	4.45%

Leverage capital	$2,934,840	$4,032,414	$3,254,604	$4,345,743
Leverage capital-to-assets ratio	5.00%	6.87%	5.00%	6.68%
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 29, 2010 and April 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. On January 29, 2010, the Bank repurchased surplus stock totaling $106,560,000, none of which was classified as mandatorily redeemable capital stock at that date. On April 30, 2010, the Bank repurchased surplus stock totaling $70,431,000, none of which was classified as mandatorily redeemable capital stock.

Note 9—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service cost	$3	$5
Interest cost	29	37
Amortization of prior service credit	(9)	(8)
Amortization of net actuarial gain	(6)	(1)

Net periodic benefit cost	$17	$33

Note 10—Estimated Fair Values
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
     Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts.
     Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets that are recorded at fair value on a recurring basis are measured using Level 3 inputs. Other than its derivative contracts (which were measured using Level 2 inputs), the Bank does not carry any of its liabilities at fair value.
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Held-to-maturity securities. To value its MBS holdings, the Bank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of March 31, 2010, four vendor prices were received for substantially all of the Bank’s MBS holdings and all of the computed prices fell within the specified thresholds. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. The Bank estimates the fair values of debentures using a pricing model.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate swap curve and, for agreements containing options, implied swaption volatility). As the provisions of the Bank’s master netting and collateral exchange agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 7), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-

binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the interest rate swap curve).
     For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). These non-binding fair value estimates are corroborated using a pricing model and observable market data (e.g., the interest rate swap curve and cap volatility).
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at March 31, 2010 or December 31, 2009.

     The carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2010 and December 31, 2009, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$835,045	$835,045	$3,908,242	$3,908,242
Interest-bearing deposits	245	245	233	233
Federal funds sold	3,502,000	3,502,000	2,063,000	2,063,000
Trading securities	4,169	4,169	4,034	4,034
Held-to-maturity securities	11,348,566	11,390,074	11,424,552	11,381,786
Advances	42,627,506	42,696,573	47,262,574	47,279,403
Mortgage loans held for portfolio, net	248,487	264,929	259,617	274,044
Accrued interest receivable	55,817	55,817	60,890	60,890
Derivative assets	29,755	29,755	64,984	64,984

Liabilities:
Deposits	1,570,938	1,570,931	1,462,591	1,462,589
Consolidated obligations:
Discount notes	5,626,659	5,626,567	8,762,028	8,763,983
Bonds	48,269,095	48,418,725	51,515,856	51,684,542
Mandatorily redeemable capital stock	7,579	7,579	9,165	9,165
Accrued interest payable	191,148	191,148	179,248	179,248
Derivative liabilities	544	544	486	486
     The following table summarizes the Bank’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$4,169	$—	$—	$—	$4,169
Derivative assets	—	565,148	—	(535,393)	29,755

Total assets at fair value	$4,169	$565,148	$—	$(535,393)	$33,924

Liabilities
Derivative liabilities	$—	$486,574	$—	$(486,030)	$544

Total liabilities at fair value	$—	$486,574	$—	$(486,030)	$544

(1)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     During the three months ended March 31, 2010, the Bank recorded non-credit other-than-temporary impairment losses on three of its non-agency RMBS classified as held-to-maturity (see Note 3). At March 31, 2010, the three securities had an aggregate unpaid principal balance and estimated fair value of $23.9 million and $13.8 million, respectively. Based on the current lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities fell within Level 3 of the fair value hierarchy. Four third-party vendor prices were received for each of these securities and, as described above, the average of the middle two prices was used to determine the final fair value measurements.

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
Note 11—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At March 31, 2010, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $817 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At March 31, 2010 and December 31, 2009, the Bank had commitments to make additional advances totaling approximately $35,697,000 and $37,996,000, respectively. In addition, outstanding standby letters of credit totaled $4,391,727,000 and $4,648,413,000 at March 31, 2010 and December 31, 2009, respectively.
     At March 31, 2010 and December 31, 2009, the Bank had commitments to issue $220,000,000 and $295,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with major banks with which it has bilateral collateral exchange agreements. As of March 31, 2010 and December 31, 2009, the Bank had pledged cash collateral of $136,432,000 and $143,364,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.

     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
Note 12— Transactions with Shareholders
     Affiliates of two of the Bank’s derivative counterparties (Citigroup and Wells Fargo) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. Since the acquisitions were completed, the Bank has continued to enter into interest rate exchange agreements with Citigroup and Wells Fargo in the normal course of business and under the same terms and conditions as before. Effective October 1, 2006, Citigroup terminated the Ninth District charter of the affiliate that acquired the member institution and, as a result, an affiliate of Citigroup became a non-member shareholder of the Bank.
     The Bank did not purchase any investment securities issued by any of its shareholders or their affiliates during the three months ended March 31, 2010 or 2009.
Note 13 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no loans to other FHLBanks during the three months ended March 31, 2010 or 2009 and no borrowings from other FHLBanks during the three months ended March 31, 2010. During the three months ended March 31, 2009, interest expense on borrowings from other FHLBanks totaled $97. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2009 (in thousands).

Three Months Ended March 31, 2009
Balance at January 1, 2009	$—
Borrowing from FHLBank of San Francisco	50,000
Repayment to FHLBank of San Francisco	(50,000)

Balance at March 31, 2009	$—

Note 14 — Other Comprehensive Income (Loss)
     The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Net unrealized gains on available-for-sale securities	$—	$2,216
Reclassification adjustment for realized gain on sale of available-for-sale security included in net income	—	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(6,958)	(26,198)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	495	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	4,266	—
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(8)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	(1)

Total other comprehensive income (loss)	$(2,212)	$(24,834)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in “Item 1. Financial Statements.”
Forward-Looking Information
This quarterly report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the “Bank”) about its future results, performance, liquidity, financial condition, prospects and opportunities, including the prospects for the payment of dividends. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “might,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual future results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010 (the “2009 10-K”) and “Item 1A — Risk Factors” in Part II of this quarterly report. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
Business
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provided that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency.

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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of May 1, 2010, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2010 and December 31, 2009.

MEMBERSHIP SUMMARY

	March 31,	December 31,
	2010	2009
Commercial banks	754	753
Thrifts	85	85
Credit unions	70	65
Insurance companies	20	20

Total members	929	923

Housing associates	8	8
Non-member borrowers	11	12

Total	948	943

Community Financial Institutions	788	788

For 2010, Community Financial Institutions (“CFIs”) are defined by the HER Act to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2009, 2008 and 2007 of less than $1.029 billion. For 2009, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2008, 2007 and 2006 of less than $1.011 billion.

Financial Market Conditions
Although capital markets have not returned to pre-credit crisis conditions, credit market conditions during the first three months of 2010 continued the trend of noticeable improvement observed during 2009. Volatility remained subdued in the equity and bond markets, interest rates remained relatively stable, and risk spreads contracted slightly.
In 2008, the U.S. and other governments and their central banks developed and implemented aggressive initiatives in an effort to provide support for and to restore the functioning of the global credit markets. Those programs included the implementation by the United States Department of the Treasury (the “Treasury”) of the Troubled Asset Relief Program (“TARP”) authorized by Congress in October 2008 and the Federal Reserve’s purchases of commercial paper, agency debt securities (including FHLBank debt) and agency mortgage-backed securities (“MBS”). In addition, the Federal Reserve’s discount window lending and Term Auction Facility (“TAF”) for auctions of short-term liquidity, the expansion of insured deposit limits and the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) provided additional liquidity support for depository institutions. As financial market conditions improved in 2009, the level of support provided by some of these government programs stabilized or contracted. For instance, direct lending by the Federal Reserve to depository institutions, which had reached approximately $530 billion by December 31, 2008, declined to about $96 billion at December 31, 2009 and $12 billion at March 31, 2010. Otherwise unsecured debt issued by commercial banks and guaranteed by the FDIC, which had reached approximately $330 billion by March 31, 2009, declined to approximately $305 billion at March 31, 2010. The Federal Reserve conducted its final auction under the TAF in March 2010 and the TARP is scheduled to expire in October 2010. The Federal Reserve’s agency debt and agency MBS purchase programs ended on March 31, 2010, with purchases totaling $172 billion and $1.25 trillion, respectively.
The Federal Open Market Committee maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009 and the first quarter of 2010. During these periods, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. The government programs discussed above significantly increased the amount of reserves in the banking system, thereby reducing the demand for federal funds and the rate of interest paid on federal funds, which contributed to an effective federal funds rate that was below the upper end of the targeted range for all of 2009 and the first quarter of 2010. As a result, most commercial banks have retained their excess liquidity at the Federal Reserve rather than selling federal funds in the market, and in doing so have limited the volume of overnight federal funds trading. Because GSEs cannot earn interest on their reserves at the Federal Reserve, these institutions have continued to sell their excess liquidity in the federal funds market. However, the lack of demand for such funds has resulted in the effective federal funds rate remaining below the upper end of the target range for the federal funds rate.
One- and three-month LIBOR rates remained relatively stable during the first three months of 2010, with one- and three-month LIBOR ending the quarter at 0.25 percent and 0.29 percent, respectively, as compared to 0.23 percent and 0.25 percent, respectively, at the end of 2009. Stable one- and three-month LIBOR rates, combined with the small spreads between those two indices and between those indices and overnight lending rates, suggest the inter-bank lending markets are relatively stable. As of April 30, 2010, one- and three-month LIBOR rates had increased slightly to 0.29 percent and 0.35 percent, respectively.
The following table presents information on various market interest rates at March 31, 2010 and December 31, 2009 and various average market interest rates for the quarters ended March 31, 2010 and 2009.

	Ending Rate		Average Rate
	March 31,	December 31,	First Quarter	First Quarter
	2010	2009	2010	2009
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.09%	0.05%	0.13%	0.18%
1-month LIBOR (1)	0.25%	0.23%	0.23%	0.46%
3-month LIBOR (1)	0.29%	0.25%	0.26%	1.24%
2-year LIBOR (1)	1.19%	1.42%	1.15%	1.54%
5-year LIBOR (1)	2.73%	2.98%	2.70%	2.37%
10-year LIBOR (1)	3.82%	3.97%	3.78%	2.93%
3-month U.S. Treasury (1)	0.16%	0.06%	0.11%	0.21%
2-year U.S. Treasury (1)	1.02%	1.14%	0.92%	0.90%
5-year U.S. Treasury (1)	2.55%	2.69%	2.43%	1.76%
10-year U.S. Treasury (1)	3.84%	3.85%	3.72%	2.74%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Economic conditions continued to show signs of improvement during the first quarter of 2010, including positive growth in the gross domestic product for the third consecutive quarter, a year-over-year increase in national average housing prices in February 2010, employment gains, and increases in manufacturing activity and consumer spending. Policy makers have cautiously interpreted recent data to indicate that certain aspects of the economy are improving. These early signs of economic improvement notwithstanding, the sustainability and extent of the improved economic conditions, and the prospects for and potential timing of further improvements (in particular, employment growth), remain very uncertain.
First Quarter 2010 Summary
•	The Bank ended the first quarter of 2010 with total assets of $58.7 billion and total advances of $42.6 billion, a decrease from $65.1 billion and $47.3 billion, respectively, at the end of 2009. The $4.7 billion decline in advances during the quarter was attributable in large part to the maturity of approximately $2.7 billion of advances to three large borrowers, as further discussed in the section below entitled “Financial Condition — Advances.” The remaining decline in advances during the quarter was attributable to a general decline in member demand which the Bank believes was due, at least in part, to increases in members’ deposit levels and reduced lending activity due to weak economic conditions.

•	The Bank’s net income for the first quarter of 2010 was $15.6 million, including net interest income of $64.2 million partially offset by $26.7 million of net losses on derivatives and hedging activities. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which contributed significantly to the Bank’s overall income before assessments of $21.2 million for the first quarter of 2010. Had the interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher (and its net losses on derivatives and hedging activities would have been higher) by $8.5 million.

The Bank’s net interest income for the first quarter of 2010 was positively impacted by higher yields on the Bank’s portfolio of collateralized mortgage obligations (“CMOs”). During the quarter, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) repurchased delinquent loans from the mortgage pools underlying its CMOs that are owned by the Bank. The repayments resulting from these repurchases resulted in approximately $6.6 million of accelerated accretion of the purchase discounts associated with the investments.

•	The $26.7 million in net losses on derivatives and hedging activities for the quarter included $37.7 million of net losses on economic hedge derivatives (excluding net interest settlements), $8.5 million of net interest income on interest rate swaps accounted for as economic hedge derivatives and $2.5 million of net ineffectiveness-related gains on fair value hedges. The net losses on the Bank’s economic hedge derivatives were due largely to losses of $29.0 million on its stand-alone interest rate caps and $6.5 million on interest rate swaps that convert floating rate debt indexed to the daily federal funds rate to floating rates indexed to LIBOR.

•	The Bank held $11.9 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $20.3 million (excluding accrued interest) at March 31, 2010. If these swaps are held to maturity, these net unrealized gains will ultimately reverse in future periods in the form of unrealized losses, which will negatively impact the Bank’s earning in those periods. The timing of this reversal will depend on the relative level and volatility of future interest rates. In addition, as of March 31, 2010, the Bank held $3.75 billion (notional) of stand-alone interest rate cap agreements with a fair value of $22.2 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its CMO LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•	Unrealized fair value losses on the Bank’s holdings of non-agency residential mortgage-backed securities classified as held-to-maturity totaled $117.2 million (24 percent of amortized cost) at March 31, 2010, as compared to $135.3 million (26 percent of amortized cost) at December 31, 2009. Based on its quarter-end analysis of the 40 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities. In assessing the expected credit performance of these securities as of March 31, 2010, the Bank determined it is likely that it will not fully recover the amortized cost basis of five of its non-agency residential mortgage-backed securities and, accordingly, these securities were deemed to be other-than-temporarily impaired at that date. These securities included three securities, with an aggregate unpaid principal balance of $70.8 million at March 31, 2010, that had previously been identified as other-than-temporarily impaired in 2009 and which were determined to be further impaired as of March 31, 2010, and two securities, with an aggregate unpaid principal balance of $16.5 million at March 31, 2010, that were initially determined to be other-than-temporarily impaired as of March 31, 2010. The credit component of the impairment losses (an aggregate amount of $568,000) was recognized in earnings while the net non-credit component of the impairment losses ($6.5 million) was recognized in other comprehensive income. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential mortgage-backed securities deteriorates beyond its current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential mortgage-backed securities.

•	At all times during the first quarter of 2010, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $369.5 million at March 31, 2010 from $356.3 million at December 31, 2009.

•	During the first quarter of 2010, the Bank paid dividends totaling $2.4 million; the dividend was paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for the preceding quarter by 12.5 basis points. While there can be no assurances about earnings, dividends, or regulatory actions for the remainder of 2010, the Bank currently anticipates that its earnings will be sufficient both to continue paying dividends at a rate equal to or slightly above the average federal funds rate for the applicable quarterly periods of 2010 and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter	2009
	2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$42,627,506	$47,262,574	$50,034,613	$53,469,938	$56,402,319
Investments (1)	14,854,980	13,491,819	15,511,389	18,162,262	11,782,687
Mortgage loans	248,721	259,857	272,533	289,779	310,599
Allowance for credit losses on mortgage loans	234	240	241	258	261
Total assets	58,696,797	65,092,076	67,261,344	72,095,673	68,663,831
Consolidated obligations — discount notes	5,626,659	8,762,028	10,727,576	14,961,653	21,029,495
Consolidated obligations — bonds	48,269,095	51,515,856	52,082,770	52,492,151	42,702,700
Total consolidated obligations(2)	53,895,754	60,277,884	62,810,346	67,453,804	63,732,195
Mandatorily redeemable capital stock(3)	7,579	9,165	8,646	78,806	77,818
Capital stock — putable	2,311,212	2,531,715	2,608,848	2,827,764	2,877,991
Retained earnings	369,485	356,282	317,818	301,442	277,021
Accumulated other comprehensive income (loss)	(68,177)	(65,965)	(72,019)	(49,343)	(26,269)
Total capital	2,612,520	2,822,032	2,854,647	3,079,863	3,128,743
Dividends paid(3)	2,386	1,091	1,267	1,306	4,143

Income statement (for the quarter)
Net interest income (expense) (4)	$64,185	$51,040	$33,510	$14,753	$(22,827)
Other income (loss)	(25,133)	19,986	14,386	36,101	129,882
Other expense	17,832	17,186	23,880	15,832	18,392
Assessments	5,631	14,285	6,373	9,295	23,524
Net income	15,589	39,555	17,643	25,727	65,139

Performance ratios
Net interest margin(5)	0.41%	0.31%	0.19%	0.08%	(0.12)%
Return on average assets	0.10	0.24	0.10	0.14	0.36
Return on average equity	2.30	5.61	2.35	3.34	8.28
Return on average capital stock (6)	2.58	6.22	2.59	3.66	8.96
Total average equity to average assets	4.42	4.29	4.28	4.33	4.30
Regulatory capital ratio(7)	4.58	4.45	4.36	4.45	4.71
Dividend payout ratio (3)(8)	15.31	2.76	7.18	5.08	6.36

Average effective federal funds rate (9)	0.13%	0.12%	0.16%	0.18%	0.18%

(1)	Investments consist of federal funds sold, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $0.871 trillion, $0.931 trillion, $0.974 trillion, $1.056 trillion and $1.135 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $53.5 billion, $59.9 billion, $62.4 billion, $67.1 billion and $63.4 billion, respectively.

(3)	Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $8,000, $25,000, $35,000, $37,000 and $61,000 for the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

(4)	Net interest income (expense) excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $8.5 million, $14.6 million, $19.7 million, $27.2 million and $46.1 million for the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

(5)	Net interest margin is net interest income (expense) as a percentage of average earning assets.

(6)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(7)	The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock – putable, mandatorily redeemable capital stock and retained earnings) by total assets at each quarter-end.

(8)	Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

(9)	Rates obtained from the Federal Reserve Statistical Release.

Legislative and Regulatory Developments
Legislative Developments
The United States Senate is currently considering a bill, the “Restoring American Financial Stability Act,” that, if enacted in its current form, would make significant changes to a number of aspects of the regulation of financial institutions. In particular, the proposed legislation would affect the Bank in the following four areas: (1) the amount it could lend to a single entity and its affiliates; (2) the status of the Bank’s obligations in connection with restrictions on proprietary trading activities of banks and bank holding companies; (3) the regulation of the over-the-counter derivatives market; and (4) the regime governing the resolution of an insolvent FHLBank. These proposed changes in the law and their potential effects on the Bank are more fully discussed below in “Part II. Other Information — Item 1A. Risk Factors.”
Regulatory Developments
Directors’ Eligibility, Election, Compensation, and Expenses
On April 5, 2010, the Finance Agency promulgated a new regulation regarding FHLBank Directors’ eligibility, election, compensation, and expenses. The new regulation, which became effective on May 5, 2010, makes changes in two areas.
The first change amends the process by which successor FHLBank directors are chosen after a directorship is redesignated to a new state prior to the end of its term as a result of the annual designation of FHLBank directorships. Under the new regulation, the redesignation causes the original directorship to terminate and creates a new directorship to be filled by an election of the member institutions located in that state. The prior regulation deemed the redesignation to create a vacancy on the FHLBank’s board of directors, which would be filled by the FHLBank’s board of directors.
Second, the new regulation implements section 1202 of the HER Act by repealing the caps on annual compensation that can be paid to FHLBank directors and allowing each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable.
Advisory Bulletin 2010-AB-01
On April 6, 2010, the Finance Agency issued Advisory Bulletin 2010-AB-01 (“2010-AB-01”) in order to clarify the guidance in Advisory Bulletin 2008-AB-02 (“2008-AB-02”) that limits the FHLBanks’ authority to purchase or to accept as collateral for advances certain nontraditional and subprime residential mortgage loans and mortgage-backed securities representing an interest in such loans unless such loans comply with the Interagency Guidance. “Interagency Guidance” means collectively the Interagency Guidance on Nontraditional Mortgage Product Risks, dated October 4, 2006, and Statement on Subprime Mortgage Lending, dated July 10, 2007, issued by the federal banking regulatory agencies. In 2010-AB-01, the Finance Agency clarified a number of specific points with respect to the applicability of 2008-AB-02.
2008-AB-02 provides that private-label mortgage-backed securities that were issued after July 10, 2007 can be included in calculating the amount of collateral available to secure advances to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance. Under 2008-AB-02, private-label mortgage-backed securities issued on or before July 10, 2007 remained as eligible collateral even if the mortgage loans underlying such securities did not comply with the Interagency Guidance. 2010-AB-01 states that private-label mortgage-backed securities that were “either issued or acquired by a member after July 10, 2007 may be considered eligible collateral in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the [I]nteragency
[G]uidance” (emphasis added). This clarification would appear to make the eligibility of securities issued on or before July 10, 2007 to serve as collateral for advances dependent upon the date the securities were acquired by the member. The Bank does not know the dates on which members acquired securities pledged to the Bank and, therefore, is unable to estimate the effect that the clarification in 2010-AB-01 regarding eligible mortgage-backed securities might have on members’ borrowing capacity.

In 2010-AB-01, the Finance Agency also addressed private-label mortgage-backed securities that are acquired through a merger with another financial institution. 2010-AB-01 advises that eligible collateral obtained by a FHLBank member from another member through merger or acquisition will generally continue to qualify as eligible collateral, subject to consultation with the Finance Agency regarding the specific circumstances of the transaction.
In 2010-AB-01, the Finance Agency also clarified that the issuance or acquisition date of a re-securitization of private-label mortgage-backed securities should generally be used to determine compliance with 2008-AB-02 and the requirements regarding the underlying mortgages. An exception would be the re-securitizations of private-label mortgage-backed securities with a federal agency guaranty backed by the full faith and credit of the United States government, which would require a FHLBank to submit to the Finance Agency a new business activity notice that describes the structure and guaranty of the re-securitized securities.
Board of Directors of the Office of Finance
The Office of Finance (“OF”) is a joint office of the FHLBanks and, among other things, serves as their fiscal and servicing agent in connection with the issuance of consolidated obligations and prepares the combined financial reports (“CFRs”) of the FHLBank System. Currently, the OF is governed by a board of directors that is comprised of two FHLBank presidents and one independent director. These three directors also serve as the audit committee of the OF’s board of directors with the independent director serving as the chairman of such committee.
On May 3, 2010, the Finance Agency published a new regulation that will restructure the composition of the OF’s board of directors and audit committee, establish certain other corporate governance requirements, direct the OF in preparing the CFRs to employ consistent accounting policies and procedures, and grant the OF’s audit committee authority under certain circumstances to require the FHLBanks to establish common accounting policies and procedures with respect to information submitted to the OF for preparation of the CFRs.
Under the new regulation, the OF’s board of directors will have 17 directors: the 12 FHLBank presidents, who will serve ex officio, and 5 independent directors, who will each serve five-year terms that will be staggered so that not more than one independent directorship shall be scheduled to become vacant in any one year. Independent directors will be limited to two consecutive full terms. The new OF board of directors will be constituted at an initial organizational meeting to be held within 45 days of the appointment of an independent director by the Finance Agency under the new regulation. Independent directors must be United States citizens; as a group, they must have substantial experience in financial and accounting matters; and they must not have any material relationship with any FHLBank or the OF as determined under criteria established pursuant to the new regulation. At a minimum, these criteria, which will ultimately be embodied in a policy adopted by the reconstituted OF board of directors, will disqualify from serving as an independent director any person who (i) currently is or during the preceding three years has served as an officer, director, or employee of any FHLBank or member of a FHLBank; (ii) currently is or during the preceding three years has served as an officer or employee of the OF; or (iii) is affiliated with, or has a financial interest beyond a specified level in, an entity that is part of a selling or dealer group under contract with the OF with respect to consolidated obligations.
The initial independent directors will be appointed by the Finance Agency from among no fewer than five candidates nominated by the three-member board of directors of the OF existing prior to the effective date of the regulation. Once the initial terms of the independent directors expire or otherwise become vacant, independent directors will be elected by a majority vote of members of the OF board of directors, subject to the Finance Agency’s review of, and non-objection to, each candidate. The Finance Agency reserves the right to appoint a person as an independent director if it determines that the person intended to be elected as an independent director by the board of directors of the OF is not suitably qualified.
The Finance Agency shall appoint the initial chair of the board of directors of the OF from among its independent directors and its initial vice chair from among all the directors of the OF. When the terms of the persons initially appointed as chair and vice chair expire or otherwise become vacant, subsequent chairs will be chosen from among the independent directors and subsequent vice chairs will be chosen from among all directors of the OF, in each case by a majority vote of the board of directors of the OF, subject to the Finance Agency’s right to reject any proposed chair or vice chair and to require the board of directors of the OF to select a replacement chair or vice chair.

The audit committee of the OF shall be comprised exclusively of the independent directors and shall oversee the audit function of the OF. The audit committee shall have authority to require the FHLBanks to adopt common accounting policies and procedures to the extent it determines such common policies and procedures are necessary to create accurate and meaningful CFRs. The new regulation permits a transition period whereby the board of directors of the OF in place prior to the effective date of the new regulation may continue to perform the duties of the audit committee with respect to the CFRs covering any interim reporting period that ends prior to July 1, 2010.
The new regulation also includes provisions affecting certain governance matters, including requirements that (i) the Finance Agency must approve the OF’s bylaws and the charter of its audit committee; (ii) the OF must hold at least six in-person meetings each year; and (iii) with respect to indemnification and corporate governance, the OF may select as its applicable law the jurisdiction of the OF’s location (Virginia), Delaware corporate law, or the Revised Model Business Corporation Act, as amended.
Financial Condition
The following table provides selected period-end balances as of March 31, 2010 and December 31, 2009, as well as selected average balances for the three-month period ended March 31, 2010 and the year ended December 31, 2009. As shown in the table, the Bank’s total assets decreased by 9.8 percent (or $6.4 billion) during the three months ended March 31, 2010, due primarily to a $4.6 billion decrease in advances and a $1.4 billion decrease in its short-term liquidity holdings. As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2010, total consolidated obligations decreased by $6.3 billion as consolidated obligation bonds decreased by $3.2 billion and consolidated obligation discount notes increased by $3.1 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2010
		Percentage	Balance at
		Increase	December 31,
	Balance	(Decrease)	2009
Advances	$42,628	(9.8)%	$47,263
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	800	(77.8)	3,600
Federal funds sold	3,502	69.8	2,063
Held-to-maturity securities	11,349	(0.7)	11,425
Mortgage loans, net	248	(4.6)	260
Total assets	58,697	(9.8)	65,092
Consolidated obligations — bonds	48,269	(6.3)	51,516
Consolidated obligations — discount notes	5,627	(35.8)	8,762
Total consolidated obligations	53,896	(10.6)	60,278
Mandatorily redeemable capital stock	8	(11.1)	9
Capital stock	2,311	(8.7)	2,532
Retained earnings	369	3.7	356
Average total assets	62,166	(11.2)	70,018
Average capital stock	2,449	(10.9)	2,749
Average mandatorily redeemable capital stock	8	(85.7)	56

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of March 31, 2010 and December 31, 2009.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial banks	$37,068	88%	$41,924	89%
Thrift institutions	3,608	9	3,249	7
Credit unions	1,189	3	1,347	3
Insurance companies	310	—	301	1

Total member advances	42,175	100	46,821	100

Housing associates	6	—	11	—
Non-member borrowers	71	—	76	—

Total par value of advances	$42,252	100%	$46,908	100%

Total par value of advances outstanding to CFIs	$8,875	21%	$9,758	21%

At March 31, 2010 and December 31, 2009, the carrying value of the Bank’s advances portfolio totaled $42.6 billion and $47.3 billion, respectively. The par value of outstanding advances at those dates was $42.3 billion and $46.9 billion, respectively.
During the first three months of 2010, advances outstanding to the Bank’s ten largest borrowers decreased by $2.3 billion. Advances to Wells Fargo Bank South Central, National Association, Comerica Bank and International Bank of Commerce (the Bank’s three largest borrowers as of December 31, 2009) declined $0.5 billion, $1.0 billion and $1.2 billion, respectively. The remaining decline in outstanding advances of $2.3 billion during the first quarter of 2010 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due, at least in part, to increases in members’ deposit levels and reduced lending activity due to the economic recession.
At March 31, 2010, advances outstanding to the Bank’s ten largest borrowers totaled $27.8 billion, representing 65.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $30.1 billion at December 31, 2009, representing 64.2 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of March 31, 2010.

TEN LARGEST BORROWERS AS OF MARCH 31, 2010
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$17,747	42.0%
Comerica Bank	Dallas	TX	5,000	11.8
Beal Bank Nevada (2)	Las Vegas	NV	1,245	3.0
Southside Bank	Tyler	TX	784	1.9
Bank of Texas, N.A.	Dallas	TX	651	1.5
First National Bank	Edinburg	TX	593	1.4
Arvest Bank	Rogers	AR	582	1.4
First Community Bank	Taos	NM	496	1.2
PlainsCapital Bank	Lubbock	TX	352	0.8
Bank of the Ozarks	Little Rock	AR	341	0.8

			$27,791	65.8%

(1)	Formerly Wachovia Bank, FSB

(2)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of March 31, 2010 and December 31, 2009.
COMPOSITION OF ADVANCES
(Dollars in millions)

	March 31, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$3,688	8.7%	$5,164	11.0%
Maturity 1 month to 12 months	3,411	8.1	4,232	9.0
Maturity greater than 1 year	4,909	11.6	5,602	12.0
Fixed rate, amortizing	3,163	7.5	3,282	7.0
Fixed rate, putable	4,001	9.5	4,037	8.6

Total fixed rate advances	19,172	45.4	22,317	47.6

Floating rate advances
Maturity less than one month	1,008	2.4	11	—
Maturity 1 month to 12 months	3,562	8.4	5,052	10.8
Maturity greater than 1 year	18,510	43.8	19,528	41.6

Total floating rate advances	23,080	54.6	24,591	52.4

Total par value	$42,252	100.0%	$46,908	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in the 2009 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which members may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances. In addition, as described in the 2009 10-K, the Bank reviews the financial condition of its depository institution members on at least a quarterly basis to identify any members whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.

Short-Term Liquidity Portfolio
At March 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.5 billion of overnight federal funds sold to domestic counterparties and $800 million of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
Long-Term Investments
At March 31, 2010 and December 31, 2009, the Bank’s long-term investment portfolio (at carrying value) was comprised of approximately $11.3 billion and $11.4 billion, respectively, of MBS, all of which were LIBOR-indexed floating rate CMOs, and approximately $60 million of U.S. agency debentures. All of the Bank’s long-term investments were classified as held-to-maturity at both of these dates.
During the three months ended March 31, 2010, the Bank acquired (based on trade date) $1.1 billion of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac. During this same period, the proceeds from maturities and paydowns of long-term securities totaled approximately $1.2 billion.
Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorized each FHLBank to temporarily invest up to an additional 300 percent of its total regulatory capital in agency mortgage securities, subject to certain restrictions regarding the MBS that could be acquired, as more fully described in the Bank’s 2009 10-K.
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
The Bank’s expanded investment authority granted by this authorization expired on March 31, 2010. Accordingly, the Bank may no longer purchase additional mortgage securities if such purchases would cause the aggregate book value of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. However, the Bank is not required to sell any agency mortgage securities it purchased in accordance with the terms of the authorization.
At March 31, 2010, the Bank held $11.3 billion of MBS, which represented 420 percent of its total regulatory capital. Due to the expiration of the incremental MBS investment authority and shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase additional MBS throughout the remainder of 2010. Additionally, while the Bank currently has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments, it does not currently anticipate purchasing such securities in the foreseeable future.

The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of March 31, 2010 and December 31, 2009.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	March 31, 2010		December 31, 2009
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate CMOs
U.S. government guaranteed	$23	$23	$24	$24
Government-sponsored enterprises	10,942	10,803	10,985	10,835
Non-agency RMBS	488	414	515	445

Total floating rate CMOs	11,453	11,240	11,524	11,304

Fixed rate MBS
Government-sponsored enterprises	3	3	3	3
Triple-A rated non-agency CMBS(2)	46	46	56	56

Total fixed rate MBS	49	49	59	59

Total MBS	$11,502	$11,289	$11,583	$11,363

(1)	Balances represent the principal amounts of the securities.

(2)	CMBS = Commercial mortgage-backed securities. The Bank match funded these CMBS at the time of purchase with fixed rate debt securities.
Gross unrealized losses on the Bank’s MBS investments decreased from $188 million at December 31, 2009 to $138 million at March 31, 2010. The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of March 31, 2010 and December 31, 2009.
GROSS UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	March 31, 2010		December 31, 2009
		Unrealized		Unrealized
	Gross	Losses as	Gross	Losses as
	Unrealized	Percentage of	Unrealized	Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost
Government guaranteed	$—	0.0%	$—	0.3%
Government-sponsored enterprises	21	0.2%	53	0.5%
Non-agency residential MBS	117	24.2%	135	26.5%

	$138		$188

The Bank evaluates outstanding held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report).
As of March 31, 2010, the gross unrealized losses on the Bank’s holdings of non-agency (i.e., private label) residential MBS (“RMBS”) totaled $117 million, which represented 24.2 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2010 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of certain of its non-agency RMBS, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at March 31, 2010. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of March 31, 2010 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

	Number of	Amortized	Carrying	Estimated	Unrealized
Credit Rating	Securities	Cost	Value	Fair Value	Losses
Triple-A	20	$186,805	$186,805	$169,068	$17,737
Double-A	5	49,572	49,572	37,195	12,377
Single-A	2	37,191	37,191	26,309	10,882
Triple-B	5	69,988	54,945	41,702	28,286
Double-B	4	39,364	27,203	24,007	15,357
Single-B	3	57,103	29,330	33,716	23,387
Triple-C	1	43,474	29,670	34,277	9,197

Total	40	$483,497	$414,716	$366,274	$117,223

During the period from April 1, 2010 through May 7, 2010, one security rated single-A in the table above had its credit rating lowered to single-B by one of the NRSROs; as of March 31, 2010, this security had an amortized cost and estimated fair value of $30.1 million and $21.2 million, respectively. In addition, during this same period, one security rated double-A in the table above had its credit rating lowered to triple-B; as of March 31, 2010, this security had an amortized cost and estimated fair value of $11.1 million and $7.2 million, respectively. None of the Bank’s other non-agency RMBS holdings were downgraded during this period.
At March 31, 2010, the Bank’s portfolio of non-agency RMBS was comprised of 40 securities with an aggregate unpaid principal balance of $488 million: 21 securities with an aggregate unpaid principal balance of $247 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $241 million are backed by option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2009, the Bank’s non-agency RMBS portfolio had an aggregate unpaid principal balance of $515 million (the securities backed by fixed rate loans had an aggregate unpaid principal balance of $267 million while the securities backed by option ARM loans had an aggregate unpaid principal balance of $248 million). The following table provides a summary of the Bank’s non-agency RMBS as of March 31, 2010 by collateral type and year of securitization.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average (1)(3)	Average(1)	Current (4)
Fixed Rate Collateral
2006	1	$46	$43	$34	$9	13.42%	8.34%	8.89%	8.34%
2005	1	30	30	22	8	9.22%	10.21%	6.84%	10.21%
2004	5	32	32	30	2	4.33%	19.69%	6.01%	16.81%
2003	11	127	127	117	10	1.11%	6.80%	3.96%	5.09%
2002 and prior	3	12	12	11	1	6.31%	21.17%	4.45%	16.97%

	21	247	244	214	30	5.05%	9.84%	5.52%	5.09%

Option ARM Collateral
2005	17	228	226	144	82	33.21%	47.40%	42.57%	29.07%
2004	2	13	13	8	5	31.76%	36.81%	30.01%	33.76%

	19	241	239	152	87	33.13%	46.81%	41.87%	29.07%

Total non-agency RMBS	40	$488	$483	$366	$117	18.94%	28.13%	23.50%	5.09%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2010, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 6.03 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2009 is provided in the Bank’s 2009 10-K. There were no substantial changes in these concentrations during the three months ended March 31, 2010.
As of March 31, 2010, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $88 million that were labeled as Alt-A at the time of issuance. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $48 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $40 million) are backed by option ARM loans. The Bank does not hold any MBS that were labeled as subprime at the time of issuance. The following table provides a summary as of March 31, 2010 of the Bank’s non-agency RMBS that were labeled as Alt-A at the time of issuance.
SECURITIES LABELED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average (1)(3)	Average(1)	Current(4)
2005	3	$70	$68	$45	$23	29.05%	29.16%	25.55%	10.21%
2004	1	7	7	7	—	9.27%	25.28%	6.85%	25.28%
2002 and prior	2	11	11	10	1	6.58%	20.42%	4.55%	16.97%

Total	6	$88	$86	$62	$24	24.66%	27.76%	21.43%	10.21%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2010, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 0.18 percent to 3.74 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

The Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2010. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report).
In addition to evaluating its non-agency RMBS under a base case (or best estimate) scenario, the Bank also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 17 percent over the 6- to 12-month period beginning January 1, 2010. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in each of the third and fourth years and 3 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 10 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of March 31, 2010 (as compared to 5 securities in the Bank’s base case scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.
NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

					Credit Losses	Hypothetical
					Recorded	Credit
					in Earnings	Losses Under		Current
	Year of	Collateral	Carrying	Fair	During the	Stress-Test	Collateral	Credit
	Securitization	Type(1)	Value	Value	First Quarter	Scenario(2)	Delinquency(3)	Enhancement (4)
Security #1	2005	Alt-A/Option ARM	$7,056	$9,781	$49	$1,072	42.0%	37.2%
Security #2	2005	Alt-A/Option ARM	9,331	11,996	—	44	43.5%	50.7%
Security #3	2006	Alt-A/Fixed Rate	29,670	34,277	446	1,951	13.4%	8.3%
Security #4	2005	Alt-A/Option ARM	6,570	7,812	—	79	20.9%	48.8%
Security #5	2005	Alt-A/Option ARM	12,268	13,365	—	790	45.5%	48.2%
Security #6	2005	Alt-A/Option ARM	10,006	10,570	—	851	27.3%	29.1%
Security #7	2004	Alt-A/Option ARM	4,167	4,167	60	354	24.0%	33.8%
Security #8	2005	Alt-A/Option ARM	6,509	6,509	10	100	30.9%	47.7%
Security #9	2005	Alt-A/Option ARM	3,091	3,091	3	—	32.5%	47.6%
Security #10	2005	Alt-A/Option ARM	8,705	5,260	—	26	42.2%	46.4%
Security #11	2004	Alt-A/Option ARM	6,077	3,661	—	37	41.2%	40.5%

			$103,450	$110,489	$568	$5,304

(1)	Security #1 and Security #5 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the quarter ended March 31, 2010 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of March 31, 2010.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2010, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 1.65 percent to 6.03 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
In addition to its holdings of non-agency RMBS, as of March 31, 2010, the Bank held two non-agency commercial MBS with an aggregate unpaid principal balance, amortized cost and estimated fair value of $45.8 million, $45.8 million and $46.7 million, respectively. Both of these securities were issued in 2000. As of March 31, 2010, the weighted average collateral delinquency (the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned) for these two securities was 3.72 percent; at this same date, the current weighted average credit enhancement approximated 29.57 percent.
While substantially all of its MBS portfolio is comprised of CMOs with floating rate coupons ($11.5 billion par value at March 31, 2010) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2010, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($9.5 billion) was between 6.0 percent and 7.0 percent. As of March 31, 2010, one-month LIBOR rates were approximately 575 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.5 billion of interest rate caps with remaining maturities ranging from 36 months to 56 months as of March 31, 2010, and strike rates ranging from 6.00 percent to 6.50 percent and (ii) five forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other three forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The Bank did not enter into any new stand-alone interest rate cap agreements during the three months ended March 31, 2010.
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

Consolidated Obligations and Deposits
As of March 31, 2010, the carrying values of consolidated obligation bonds and discount notes totaled $48.3 billion and $5.6 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $47.9 billion and the par value of the Bank’s outstanding discount notes was $5.6 billion. In comparison, at December 31, 2009, the carrying values of consolidated obligation bonds and discount notes totaled $51.5 billion and $8.8 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $51.2 billion and $8.8 billion, respectively.
During the three months ended March 31, 2010, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $3.3 billion due primarily to decreases in the Bank’s outstanding advances. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2010 and December 31, 2009.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	March 31, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Single-index floating rate	$21,715	45.3%	$20,560	40.2%
Fixed rate, non-callable	19,739	41.2	23,371	45.7
Callable step-up	3,198	6.7	3,473	6.8
Fixed rate, callable	2,698	5.6	3,277	6.4
Callable step-down	300	0.6	125	0.2
Conversion	265	0.6	365	0.7

Total par value	$47,915	100.0%	$51,171	100.0%

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
During the first quarter, a significant portion of the Bank’s funding needs were met through the issuance of discount notes and one-month LIBOR-indexed floating rate bonds. The Bank relied upon floating rate bonds during the quarter in part because they were more readily available in larger volumes as compared to some of the Bank’s other traditional sources of LIBOR-indexed funds, such as swapped callable debt and short-maturity bullet debt. Furthermore, through the issuance of the one-month LIBOR floating rate bonds, the Bank was able to maintain (and based on its then existing projections, expected to maintain in the near future) approximately equal balances of one-month LIBOR indexed assets and liabilities (including the effects of LIBOR basis swaps). The proceeds from the issuance of discount notes were generally used to fund shorter maturity assets such as money market investments and short-maturity advances.
The average LIBOR cost of the consolidated obligation bonds issued during the first quarter was higher than the average LIBOR cost of consolidated obligation bonds issued during the immediately preceding quarter. The weighted average cost of consolidated obligation bonds issued by the Bank increased from approximately LIBOR minus 19 basis points in the fourth quarter of 2009 to approximately LIBOR minus 16 basis points in the first quarter of 2010. A variety of factors including the availability of other high credit grade debt such as sovereign debt, the compression in interest rate swap spreads relative to high credit grade debt, and the conclusion of the Federal Reserve’s agency debt purchase program contributed to the increased LIBOR costs during the period. The increased issuance of floating rate bonds, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR, also contributed to the Bank’s increased debt costs during the quarter.
As discussed in the 2009 10-K, on March 4, 2010, the Securities and Exchange Commission issued amendments to its rules promulgated under the Investment Company Act of 1940, which govern money market funds. These amendments will limit the amount of FHLBank consolidated obligations with remaining maturities greater than 60 days that a money market fund can hold. The requirements imposed by the amendments become effective on various dates during the second quarter of 2010. Traditionally, money market funds have been significant investors in FHLBank consolidated obligations. The Bank expects these amendments to result in an increase in money market funds’ demand for FHLBank discount notes with maturities of 60 days or less and a reduction in money market funds’ demand for longer-term discount notes, short-term callable debt and floating rate bonds.
Demand and term deposits were $1.6 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $2.3 billion and $2.5 billion at March 31, 2010 and December 31, 2009, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $2.7 billion for the year ended December 31, 2009 to $2.4 billion for the three months ended March 31, 2010. The decrease in outstanding capital stock from December 31, 2009 to March 31, 2010 was attributable primarily to a decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the three months ended March 31, 2010.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 29, 2010 and April 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2009.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 29, 2010	1,065,595	$106,560	$—
April 30, 2010	704,308	70,431	—

Mandatorily redeemable capital stock outstanding at March 31, 2010 and December 31, 2009 was $7.6 million and $9.2 million, respectively. The following table presents mandatorily redeemable capital stock outstanding, by reason for classification as a liability, as of March 31, 2010 and December 31, 2009.
HOLDINGS OF MANDATORILY REDEEMABLE CAPITAL STOCK
(dollars in thousands)

	March 31, 2010		December 31, 2009
	Number of		Number of
Capital Stock Status	Institutions	Amount	Institutions	Amount
Held by the FDIC, as receiver of Franklin Bank, S.S.B.	1	$29	1	$29
Subject to withdrawal notice	8	1,901	8	1,900
Held by other non-members	12	5,649	15	7,236

Total	21	$7,579	24	$9,165

Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).
At March 31, 2010 and December 31, 2009, the Bank’s ten largest shareholders held $1.2 billion and $1.4 billion, respectively, of capital stock (including mandatorily redeemable capital stock), which represented 52.3 percent and 53.4 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of March 31, 2010.
TEN LARGEST SHAREHOLDERS AS OF MARCH 31, 2010
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$746,153	32.2%
Comerica Bank	Dallas	TX	230,256	9.9
Beal Bank Nevada (2)	Las Vegas	NV	52,928	2.3
Southside Bank	Tyler	TX	36,306	1.5
Arvest Bank	Rogers	AR	30,267	1.3
Bank of Texas, N.A.	Dallas	TX	29,317	1.3
First National Bank	Edinburg	TX	26,899	1.2
First Community Bank	Taos	NM	23,125	1.0
USAA Federal Savings Bank	San Antonio	TX	19,594	0.8
International Bank of Commerce	Laredo	TX	18,967	0.8

			$1,213,812	52.3%

(1)	Formerly Wachovia Bank, FSB
(2)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX
All of the stock held by the ten institutions shown in the table above was classified as capital in the statement of condition as of March 31, 2010.
At March 31, 2010, the Bank’s excess stock totaled $259.9 million, which represented 0.4 percent of the Bank’s total assets as of that date.

Retained Earnings and Dividends
During the three months ended March 31, 2010, the Bank’s retained earnings increased by $13.2 million, from $356.3 million to $369.5 million. During this same period, the Bank paid dividends on capital stock totaling $2.4 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first quarter 2010 dividend rate exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the fourth quarter of 2009 by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2009 through December 31, 2009, was paid on March 31, 2010.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to core earnings) generally track short-term interest rates.
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
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and forward agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 7 beginning on page 15 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of March 31, 2010 and December 31, 2009, the Bank’s notional balance of interest rate exchange agreements was $48.8 billion and $66.7 billion, respectively, while its total assets were $58.7 billion and $65.1 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of March 31, 2010 and December 31, 2009, and the net fair value changes recorded in earnings for each of those categories during the three months ended March 31, 2010 and 2009.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value(7)
	Total Notional at		Three Months Ended March 31,
	March 31, 2010	December 31, 2009	2010	2009
	(In millions of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$8,573	$9,397	$—	$—
Long-haul method(2)	1,486	1,556	224	(1,385)
Economic hedges(3)	15	15	(6)	(19)

Total	10,074	10,968	218	(1,404)

Investments
Long-haul method(2)	—	—	—	126

Consolidated obligation bonds
Short-cut method(1)	—	95	—	—
Long-haul method(2)	22,993	27,519	2,230	55,533
Economic hedges(3)	2,575	8,195	(6,520)	(837)

Total	25,568	35,809	(4,290)	54,696

Consolidated obligation discount notes
Economic hedges(3)	643	6,414	(1,622)	(8,968)

Other economic hedges
Interest rate caps(4)	3,750	3,750	(28,953)	375
Basis swaps(5)	8,700	9,700	(554)	36,104
Forward rate agreement(6)	—	—	—	(223)
Member swaps (including offsetting swaps)	24	24	—	10

Total	12,474	13,474	(29,507)	36,266

Total derivatives	$48,759	$66,665	$(35,201)	$80,716

Total short-cut method	$8,573	$9,492	$—	$—
Total long-haul method	24,479	29,075	2,454	54,274
Total economic hedges	15,707	28,098	(37,655)	26,442

Total derivatives	$48,759	$66,665	$(35,201)	$80,716

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes.

(4)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(5)	At March 31, 2010, the Bank held $8.7 billion (notional) of interest rate basis swaps that were entered into to reduce the Bank’s exposure to changing spreads between one-month and three-month LIBOR; $1.0 billion, $2.0 billion, $1.0 billion, $3.7 billion and $1.0 billion of these agreements expire in the first quarter of 2011, the second quarter of 2013, the second quarter of 2014, the fourth quarter of 2018, and the first quarter of 2024, respectively.

(6)	The Bank’s forward rate agreement hedged exposure to reset risk and expired in the second quarter of 2009.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges, the net change in fair value reflected in this table represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. As of March 31, 2010 and December 31, 2009, only cash collateral had been delivered under the terms of these collateral exchange agreements.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure, as defined in the preceding sentence, does not consider the existence of any collateral held by the Bank. The Bank’s collateral exchange agreements with its counterparties generally establish maximum unsecured credit exposure thresholds (typically ranging from $100,000 to $500,000) that one party may have to the other party. Once the counterparties agree to the valuations of the interest rate exchange agreements, and if it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero.
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2010 and December 31, 2009.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Maximum	Cash	Cash
Credit	Number of	Notional		Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral

March 31, 2010
Aaa	1	$459.0		$—	$—	$—	$—
Aa(4)	10	38,865.7		177.0	166.8	9.0	1.2
A(5)	4	9,422.1		22.1	18.9	3.2	—
Excess collateral	—	—		—	0.1	—	—

Total	15	$48,746.8	(6)	$199.1	$185.8	$12.2	$1.2

December 31, 2009
Aaa	1	$543.0		$—	$—	$—	$—
Aa(4)	10	51,897.1		198.0	187.6	8.7	1.7
A(5)	4	14,212.7		25.9	17.0	8.9	—
Excess collateral	—	—		—	0.1	—	—

Total	15	$66,652.8	(6)	$223.9	$204.7	$17.6	$1.7

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of March 31, 2010 and December 31, 2009, respectively.

(2)	Includes amounts that had not settled as of March 31, 2010 and December 31, 2009.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on March 31, 2010 and December 31, 2009 credit exposures. Cash collateral totaling $12.2 million and $17.6 million was delivered under these agreements in early April 2010 and early January 2010, respectively.

(4)	The figures for Aa-rated counterparties as of March 31, 2010 and December 31, 2009 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $512 million and $753 million as of March 31, 2010 and December 31, 2009, respectively. These transactions represented a credit exposure of $2.2 million and $1.9 million to the Bank as of March 31, 2010 and December 31, 2009, respectively.

(5)	The figures for A-rated counterparties as of March 31, 2010 and December 31, 2009 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $3.1 billion and $3.2 billion as of March 31, 2010 and December 31, 2009, respectively. These transactions did not represent a credit exposure to the Bank as of March 31, 2010 and represented a credit exposure of $2.2 million as of December 31, 2009.

(6)	Excludes $12.1 million (notional amount) of interest rate derivatives with members at both March 31, 2010 and December 31, 2009, respectively. This product offering is discussed in the paragraph below.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 105 percent at March 31, 2010. In comparison, this ratio was approximately 100 percent as of December 31, 2009. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended March 31, 2010 and 2009 was $15.6 million and $65.1 million, respectively. The Bank’s net income for the three months ended March 31, 2010 represented an annualized return on average capital stock (“ROCS”) of 2.58 percent, which was 245 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 8.96 percent for the three months ended March 31, 2009, which exceeded the average effective federal funds rate for that quarter by 878 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the decrease in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three months ended March 31, 2010 and 2009, the effective rates were 26.5 percent. During these periods, the combined AHP and REFCORP assessments were $5.6 million and $23.5 million, respectively.
Income Before Assessments
During the three months ended March 31, 2010 and 2009, the Bank’s income before assessments was $21.2 million and $88.7 million, respectively. As discussed in more detail below, the $67.5 million decrease in income before assessments from period to period was attributable to a $155.0 million decrease in other income, offset by an $87.0 million improvement in net interest income/expense and a $0.5 million decrease in other expense. The negative swing in other income (loss) was due primarily to a $153.5 million adverse change in net gains (losses) on derivatives and hedging activities, from a gain of $126.8 million in the three months ended March 31, 2009 to a loss of $26.7 million in the three months ended March 31, 2010.
The components of income before assessments (net interest income/expense, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income (Expense)
For the three months ended March 31, 2010 and 2009, the Bank’s net interest income (expense) was $64.2 million and ($22.8 million), respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives, which contributed significantly to the Bank’s overall income before assessments for both periods. If these net interest payments had been included, net interest income would have improved by $49.4 million period to period. The increase in net interest income was due primarily to an increase in the Bank’s net interest spread. This increase was partially offset by a decrease in the average balance of earning assets from $74.3 billion for the three months ended March 31, 2009 to $61.7 billion for the corresponding period in 2010 and, to a lesser extent, by lower short-term interest rates (the average effective federal funds rate declined from 0.18 percent for the three months ended March 31, 2009 to 0.13 percent for the three months ended March 31, 2010).
For the three months ended March 31, 2010 and 2009, the Bank’s net interest margin was 41 basis points and (12) basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to lower short-term interest rates period-to-period, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 8 basis points for the three months ended March 31, 2009 to 2 basis points for the comparable period in 2010. The Bank’s net interest spread improved from (20) basis points during the first three months of 2009 to 39 basis points during the first three months of 2010.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the three months ended March 31, 2010, the Bank used approximately $9.5 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $3.4 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $5.3 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2009, the Bank used approximately $12.9 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $5.8 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $3.7 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $8.5 million and $46.1 million for the three months ended March 31, 2010 and 2009, respectively. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income for the three months ended March 31, 2010 and 2009 would have been $8.5 million and $46.1 million higher, respectively, which would have made its net interest income positive for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, the Bank’s net interest margin would have been 47 basis points and 13 basis points, respectively, and its net interest spread would have been 45 basis points and 5 basis points, respectively.
The Bank’s net interest income for the first quarter of 2010 was positively impacted by higher yields on the Bank’s CMO portfolio. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to purchase loans that are at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial purchases were scheduled to occur from February 2010 through May 2010, with additional purchases of delinquent loans occurring thereafter as needed. During the first quarter of 2010, Freddie Mac repurchased delinquent loans from the pools underlying its guaranteed CMOs that are owned by the Bank. The repayments resulting from these repurchases resulted in approximately $6.6 million of accelerated accretion of the purchase discounts associated with the investments. The Bank expects the yields on its CMO portfolio to remain somewhat elevated during the second quarter of 2010, as Fannie Mae is expected to repurchase the delinquent loans from the mortgage pools underlying its guaranteed CMOs that are owned by the Bank. Subsequent to the second quarter of

2010, the impact of these repurchases by Fannie Mae and Freddie Mac is not expected to significantly affect the Bank’s net interest income.
The Bank’s net interest spread for the first quarter of 2009 was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this debt was carried at a negative spread. The negative spread associated with the investment of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income for the three months ended March 31, 2009, most of which occurred early in that period. The negative impact of this debt on the Bank’s net interest income, net interest margin and net interest spread was minimal in subsequent periods, as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2010 and 2009.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense (c)	Rate(a) (c)	Balance	Expense (c)	Rate(a) (c)
Assets
Interest-bearing deposits (b)	$125	$—	0.15%	$398	$1	0.21%
Federal funds sold	4,256	1	0.11%	3,683	1	0.16%
Investments
Trading	4	—	—	3	—	—
Available-for-sale(d)	—	—	—	104	—	1.76%
Held-to-maturity(d)	11,433	38	1.34%	11,470	41	1.42%
Advances (e)	45,653	84	0.74%	58,304	257	1.76%
Mortgage loans held for portfolio	254	4	5.55%	320	4	5.54%

Total earning assets	61,725	127	0.82%	74,282	304	1.64%
Cash and due from banks	509			21
Other assets	332			526
Derivatives netting adjustment (b)	(335)			(585)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities(d)	(65)			—

Total assets	$62,166	127	0.82%	$74,244	304	1.64%

Liabilities and Capital
Interest-bearing deposits (b)	$1,607	—	0.04%	$1,719	1	0.18%
Consolidated obligations
Bonds	50,713	59	0.47%	49,032	227	1.85%
Discount notes	6,603	4	0.22%	20,094	99	1.97%
Mandatorily redeemable capital stock and other borrowings	9	—	0.60%	78	—	0.12%

Total interest-bearing liabilities	58,932	63	0.43%	70,923	327	1.84%
Other liabilities	819			715
Derivatives netting adjustment (b)	(335)			(585)

Total liabilities	59,416	63	0.42%	71,053	327	1.84%

Total capital	2,750			3,191

Total liabilities and capital	$62,166		0.41%	$74,244		1.76%

Net interest income		$64			$(23)

Net interest margin			0.41%			(0.12%)
Net interest spread			0.39%			(0.20%)

Impact of non-interest bearing funds			0.02%			0.08%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the quarters ended March 31, 2010 and 2009 in the table above include $125 million and $210 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the quarters ended March 31, 2010 and 2009 in the table above include $210 million and $375 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $8.5 million and $46.1 million for the three months ended March 31, 2010 and 2009, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2010 and 2009 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

RATE AND VOLUME ANALYSIS
(In millions of dollars)

		Three Months Ended
	March 31, 2010 vs. 2009
	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(1)	$—	$(1)
Federal funds sold	1	(1)	—
Investments
Available-for-sale	—	—	—
Held-to-maturity	—	(3)	(3)
Advances	(47)	(126)	(173)
Mortgage loans held for portfolio	(1)	1	—

Total interest income	(48)	(129)	(177)

Interest expense:
Interest-bearing deposits	—	(1)	(1)
Consolidated obligations
Bonds	8	(176)	(168)
Discount notes	(42)	(53)	(95)

Total interest expense	(34)	(230)	(264)

Changes in net interest income	$(14)	$101	$87

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2010 and 2009. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$7,049	$(575)
Economic hedge derivatives related to consolidated obligation discount notes	1,746	8,233
Stand-alone economic hedge derivatives (basis swaps)	(278)	38,544
Stand-alone economic hedge derivatives (forward rate agreement)	—	(84)
Member/offsetting swaps	1	—
Economic hedge derivatives related to advances	(23)	(3)

Total net interest income associated with economic hedge derivatives	8,495	46,115

Gains (losses) related to economic hedge derivatives
Gains (losses) related to stand-alone derivatives (basis swaps)	(554)	36,104
Losses on forward rate agreement	—	(223)
Losses on federal funds floater swaps	(6,520)	(837)
Gains (losses) on interest rate caps related to held-to-maturity securities	(28,953)	375
Losses on discount note swaps	(1,622)	(8,968)
Net gains on member/offsetting swaps	—	10
Losses related to other economic hedge derivatives (advance swaps and caps)	(6)	(19)

Total fair value gains (losses) related to economic hedge derivatives	(37,655)	26,442

Gains (losses) related to fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	224	(1,385)
Net gains on CO(1) bonds and associated hedges	2,230	55,533
Net gains on AFS(2) securities and associated hedges	—	126

Total fair value hedge ineffectiveness	2,454	54,274

Net gains (losses) on unhedged trading securities (3)	119	(79)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(568)	(17)
Realized gain on sale of AFS(2) security	—	843
Service fees	563	628
Other, net	1,459	1,676

Total other	1,573	3,051

Total other income (loss)	$(25,133)	$129,882

(1)	Consolidated obligations

(2)	Available-for-sale

(3)	Unhedged trading securities consist solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.

During the fourth quarter of 2008 and the year ended December 31, 2009, the Bank issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate, some of which have since matured. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of March 31, 2010, the Bank’s federal funds floater swaps had an aggregate notional amount of $2.6 billion. Net interest income (expense) associated with these interest rate swaps totaled $7.0 million and ($0.6 million) during the three months ended March 31, 2010 and 2009, respectively. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. The recorded fair value losses associated with these interest rate swaps totaled $6.5 million and $0.8 million for the quarters ended March 31, 2010 and 2009, respectively. At March 31, 2010, the carrying values of the Bank’s federal funds floater swaps totaled $3.6 million, excluding net accrued interest receivable.
The Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. Net interest income associated with these interest rate swaps totaled $1.7 million and $8.2 million during the three months ended March 31, 2010 and 2009, respectively. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be a source of volatility in the Bank’s earnings. During the three months ended March 31, 2010 and 2009, the recorded fair value losses in the Bank’s discount note swaps were $1.6 million and $9.0 million, respectively. At March 31, 2010, the carrying values of the Bank’s stand-alone discount note swaps totaled $0.2 million, excluding net accrued interest receivable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of March 31, 2010, the Bank was a party to 11 interest rate basis swaps with an aggregate notional amount of $8.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. The recorded fair value changes in the Bank’s interest rate basis swaps were net gains (losses) of ($0.6 million) and $36.1 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Bank sold a portion of an interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million, which reflected the cumulative life-to-date gain (excluding net interest settlements) realized on this transaction. Net interest income (expense) associated with the Bank’s interest rate basis swaps totaled ($0.3 million) and $38.5 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $16.5 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps, discount note swaps and interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments will ultimately reverse in future periods in the form of unrealized losses, which will negatively impact the Bank’s earnings in those periods. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps and discount note swaps to maturity.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in interest rates, the Bank had (as of March 31, 2010) entered into

13 interest rate cap agreements having a total notional amount of $3.75 billion. The premiums paid for these caps totaled $42.7 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can also be a source of considerable volatility in the Bank’s earnings.
At March 31, 2010, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $22.2 million. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods. The recorded fair value change in the Bank’s stand-alone caps was a loss of $29.0 million for the three months ended March 31, 2010, compared to a gain of $0.4 million for the corresponding period in 2009. The loss on the caps was primarily attributable to a decline in volatility.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. Prior to their sale or maturity, substantially all of the Bank’s available-for-sale securities were also hedged with interest rate swaps. These hedging relationships are (or were in the case of the Bank’s available-for-sale securities) designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $2.5 million and $54.3 million for the three months ended March 31, 2010 and 2009, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2010 and 2009, the net losses relating to derivatives associated with specific advances that were not in qualifying hedging relationships totaled $6,000 and $19,000, respectively.
As set forth in the table on page 58, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in the first quarter of 2009 as compared to the first quarter of 2010. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates decrease dramatically between the reset date and the valuation date (as they did during the fourth quarter of 2008), discounting the higher coupon rate cash flows being paid on the floating rate leg at the prevailing lower rate until the swap’s next reset date can result in ineffectiveness-related losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. Because the Bank typically holds its consolidated obligation bond interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008, the Bank recognized ineffectiveness-related losses during the year ended December 31, 2008 of $55.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these ineffectiveness-related losses substantially reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the remainder of 2009 and the first quarter of 2010, resulting in significantly lower ineffectiveness-related gains during the three months ended March 31, 2010.

Because the Bank has a much smaller balance of swapped assets than liabilities and a significant portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities during the three months ended March 31, 2009.
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report).
There were no sales of long-term investments during the three months ended March 31, 2010. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise MBS) with an amortized cost (determined by the specific identification method) of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. There were no other sales of long-term investments during the three months ended March 31, 2009.
In the table on page 58, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. During the three months ended March 31, 2010 and 2009, letter of credit fees totaled $1.4 million and $1.6 million, respectively. At March 31, 2010, outstanding letters of credit totaled $4.4 billion.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $17.8 million and $18.4 million for the three months ended March 31, 2010 and 2009, respectively.
Compensation and benefits were $10.0 million for the three months ended March 31, 2010, compared to $9.8 million for the corresponding period in 2009. Other operating expenses for the three months ended March 31, 2010 were $6.6 million compared to $7.5 million for the corresponding period in 2009. The decrease in other operating expenses was attributable to the costs associated with the Bank’s financial support of the relief efforts relating to Hurricanes Gustav and Ike in 2009. In late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. Approximately $2.3 million of these funds were disbursed during the first quarter of 2009. Similar disbursements were not made during the first quarter of 2010. Absent the impact of the hurricane relief program, other operating expenses increased $1.4 million quarter over quarter. This increase was attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.2 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2010 and 2009, the Bank’s AHP assessments totaled $1.7 million and $7.2 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended March 31, 2010 and 2009, the Bank charged $3.9 million and $16.3 million, respectively, of REFCORP assessments to earnings.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2009 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2010.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. Overnight federal funds typically comprise the large majority of the portfolio. At March 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.5 billion of overnight federal funds sold to domestic counterparties and $800 million of non-interest bearing deposits maintained at the Federal Reserve Bank of Dallas.
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
As discussed more fully in the Bank’s 2009 10-K, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”) on June 23, 2006. The Contingency Agreement and related procedures were entered into in order to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. Specifically, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Contingency Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. A FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Contingency Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Contingency Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”). Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2010 or 2009.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2010, the Bank’s estimated operational liquidity requirement was $2.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $10.5 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2010, the Bank’s estimated contingent liquidity requirement was $4.4 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.9 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2009 is provided in the Bank’s 2009 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2010.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition — Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2009 10-K. At March 31, 2010, the Bank’s total risk-based capital requirement was $517 million, comprised of credit risk, market risk and operations risk capital requirements of $145 million, $253 million and $119 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at March 31, 2010 or December 31, 2009. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2010, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2010 and December 31, 2009.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Risk-based capital	$517	$2,688	$507	$2,897

Total capital	$2,348	$2,688	$2,604	$2,897
Total capital-to-assets ratio	4.00%	4.58%	4.00%	4.45%

Leverage capital	$2,935	$4,032	$3,255	$4,346
Leverage capital-to-assets ratio	5.00%	6.87%	5.00%	6.68%
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.1 percent, higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. At all times during the three months ended March 31, 2010, the Bank was in compliance with its operating target capital ratio.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s 2009 10-K. The information provided herein is intended to update the disclosures made in the Bank’s 2009 10-K.
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
The terms of member advances, investment securities and consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of interest rate derivative instruments, primarily interest rate swaps and caps, to manage the risk arising from these sources.
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
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Because the Bank generally purchases mortgage-backed securities with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As recent liquidity discounts in the prices for some of these securities have indicated, these interest rate factors may not necessarily be the same factors that are driving the market prices of the securities.
The Bank’s Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Risk Management Policy.
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the quarter ended March 31, 2010.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under generally accepted accounting principles. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on current estimated market prices, some of which have recently reflected discounts that the Bank believes are largely related to credit concerns and a lack of market liquidity rather than the level of interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2009 through March 2010. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (2)		Up 100 Basis Points(1)		Down 100 Basis Points (2)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from Base	Value	from	Value	from
	of Equity	of Equity	Base Case(3)	of Equity	Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)
December 2009	2.836	2.520	-11.14%	2.947	3.91%	2.700	-4.80%	2.908	2.54%

January 2010	2.727	2.466	-9.57%	2.829	3.74%	2.620	-3.92%	2.795	2.49%
February 2010	2.828	2.528	-10.61%	2.967	4.92%	2.697	-4.63%	2.920	3.25%
March 2010	2.743	2.433	-11.30%	2.873	4.74%	2.608	-4.92%	2.827	3.06%

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

(3)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2009 through March 2010.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100 (1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2009	0.46	(0.31)	0.15	3.65	6.04	7.90	2.49	1.73

January 2010	0.44	(0.33)	0.11	2.93	5.34	7.00	1.86	0.98
February 2010	0.49	(0.33)	0.16	3.75	5.86	7.20	2.58	1.19
March 2010	0.50	(0.33)	0.17	4.09	6.22	7.86	3.02	1.81

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, for the 10-year maturity point key rate duration, the Bank has established a separate limit of 15 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month end during the first quarter of 2010.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following is intended to provide updated information with regard to a specific risk factor included in our 2009 10-K filed with the Securities and Exchange Commission on March 25, 2010. The balance of the risk factors contained in our 2009 10-K also remain applicable to our business.
Changes in the regulatory environment could negatively impact our operations and financial results and condition.
Disclosure Provided in Our 2009 10-K
On July 30, 2008, the President of the United States signed into law the Housing and Economic Recovery Act of 2008. This legislation established the Finance Agency, a new independent agency in the executive branch of the United States Government with responsibility for regulating us. In addition, the legislation made a number of other changes that will affect our activities. Immediately upon enactment of the legislation, all regulations, orders, directives and determinations issued by the Finance Board transferred to the Finance Agency and remain in force unless modified, terminated or set aside by the new regulatory agency. Additionally, the Finance Agency succeeded to all of the discretionary authority possessed by the Finance Board. The legislation calls for the Finance Agency to issue a number of regulations, orders and reports. The Finance Agency has issued regulations regarding certain provisions of the legislation, some of which are subject to public comments and may change. As a result, the full effect of this legislation on our activities will become known only after the Finance Agency’s required regulations, orders and reports are issued and finalized. For a more complete discussion of this legislation and its impact on us, see Item 1 — Business — Legislative and Regulatory Developments in our 2009 10-K.
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
Update to Disclosure in Our 2009 10-K
In late March 2010, the Senate Committee on Banking, Housing and Urban Affairs approved draft legislation, the “Restoring American Financial Stability Act.” This legislation, a modified version of which is currently being debated by the Senate, contains several provisions that could impact us.
The proposed legislation contains a “concentration limit” that could prohibit us from making advances to any institution in an amount that exceeds 25 percent of our capital. As of March 31, 2010, over 50 percent of our advances exceeded this limit. A larger balance of advances helps to provide a critical mass of advances to support the fixed component of the Bank’s cost structure, which helps maintain returns on capital stock, dividend paying capacity and relatively low advances rates. If this legislation is enacted as proposed, the resulting decline in advances could cause us to lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could, depending upon the magnitude of the reductions, cause a reduction in service levels), or undertake some combination of these actions. The magnitude of the impact would depend, in part, on our size and profitability at the time such reductions in advances occur.
The proposed legislation would also impose prohibitions on proprietary trading related activities of banks and bank holding companies, from which it excludes obligations of Fannie Mae and Freddie Mac, but not of the FHLBanks. Because the legislation does not clearly define the nature of the activities that would constitute “proprietary trading,” banks and bank holding companies may elect to hold only the types of obligations that are specifically exempted by the legislation and, accordingly, may become reluctant to purchase FHLBank debt. If this provision results in a decrease in demand for consolidated obligations, it could lead to an increase in the cost of our debt, which would negatively impact our results of operations.
Further, the proposed legislation contains provisions that would regulate the over-the-counter derivatives market. These provisions could impede our ability to use appropriate derivatives products as interest rate hedging tools. Increased margin, collateral and capital requirements on derivatives that are included in the proposed legislation could increase the necessary cost of hedging our balance sheet risk, and therefore could negatively impact our results of operations.
Any legislation approved by the Senate would have to be reconciled with legislation adopted by the House of Representatives in November 2009 before becoming law. The content of any legislation that might ultimately become law (and therefore its impact on us) cannot be determined at this time.
On May 3, 2010, the Finance Agency published a final rule regarding the composition, duties and responsibilities of the Board of Directors of the Office of Finance and its Audit Committee. The final rule provides that the Board of Directors of the Office of Finance will consist of the presidents of each of the 12 Federal Home Loan Banks, plus 5 independent directors. The 5 independent directors will comprise the Audit Committee. Under the final rule, and as currently exists, no FHLBank shareholders will be represented on the Board of Directors of the Office of Finance. Further, the final rule gives the Office of Finance Audit Committee the authority under certain circumstances to establish common accounting policies for the information submitted by the FHLBanks to the Office of Finance for inclusion in the combined financial reports. For a more complete discussion of this rule, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

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

Federal Home Loan Bank of Dallas
May 13, 2010	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

May 13, 2010	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.