Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Dallas
filed 2010-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
At July 31, 2010, the registrant had outstanding 22,076,722 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$2,449,204	$3,908,242
Interest-bearing deposits	218	233
Federal funds sold	2,712,000	2,063,000
Trading securities (Note 10)	4,517	4,034
Held-to-maturity securities (a) (Notes 3 and 10)	10,096,619	11,424,552
Advances (Note 4)	41,453,540	47,262,574
Mortgage loans held for portfolio, net of allowance for credit losses of $234 and $240 at June 30, 2010 and December 31, 2009, respectively	235,235	259,617
Accrued interest receivable	54,179	60,890
Premises and equipment, net	24,803	24,789
Derivative assets (Notes 7 and 10)	14,354	64,984
Other assets	18,673	19,161

TOTAL ASSETS	$57,063,342	$65,092,076

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$961,264	$1,462,554
Non-interest bearing	24	37

Total deposits	961,288	1,462,591

Consolidated obligations, net (Note 5)
Discount notes	6,070,294	8,762,028
Bonds	46,956,288	51,515,856

Total consolidated obligations, net	53,026,582	60,277,884

Mandatorily redeemable capital stock	7,787	9,165
Accrued interest payable	123,048	179,248
Affordable Housing Program (Note 6)	40,537	43,714
Payable to REFCORP	9,847	9,912
Derivative liabilities (Notes 7 and 10)	9,035	486
Other liabilities	279,872	287,044

Total liabilities	54,457,996	62,270,044

Commitments and contingencies (Note 11)

CAPITAL (Note 8)
Capital stock — Class B putable ($100 par value) issued and outstanding shares:
22,609,456 and 25,317,146 shares at June 30, 2010 and December 31, 2009, respectively	2,260,945	2,531,715
Retained earnings	406,608	356,282
Accumulated other comprehensive income (loss)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(62,797)	(66,584)
Postretirement benefits	590	619

Total accumulated other comprehensive income (loss)	(62,207)	(65,965)

Total capital	2,605,346	2,822,032

TOTAL LIABILITIES AND CAPITAL	$57,063,342	$65,092,076

(a)	Fair values: $10,170,605 and $11,381,786 at June 30, 2010 and December 31, 2009, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$80,833	$178,904	$162,370	$434,783
Prepayment fees on advances, net	3,682	9,850	6,355	10,654
Interest-bearing deposits	75	83	117	179
Federal funds sold	1,468	1,363	2,611	2,849
Available-for-sale securities	—	12	—	468
Held-to-maturity securities	39,620	37,836	77,837	78,652
Mortgage loans held for portfolio	3,336	4,109	6,859	8,547
Other	5	157	8	270

Total interest income	129,019	232,314	256,157	536,402

INTEREST EXPENSE
Consolidated obligations
Bonds	57,939	148,836	117,043	375,888
Discount notes	2,432	68,384	6,111	167,464
Deposits	231	305	387	1,066
Mandatorily redeemable capital stock	7	35	20	56
Other borrowings	1	1	2	2

Total interest expense	60,610	217,561	123,563	544,476

NET INTEREST INCOME (EXPENSE)	68,409	14,753	132,594	(8,074)

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(25,570)	(7,031)	(51,785)
Net non-credit portion of impairment losses recognized in other comprehensive income	(1,103)	24,916	5,360	51,114

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(1,103)	(654)	(1,671)	(671)

Service fees	794	854	1,357	1,482
Net gain (loss) on trading securities	(235)	257	(116)	178
Realized gain on sale of available-for-sale security	—	—	—	843
Net gains (losses) on derivatives and hedging activities	1,288	33,903	(25,418)	160,734
Gains on early extinguishment of debt	—	176	—	176
Other, net	1,480	1,565	2,939	3,241

Total other income (loss)	2,224	36,101	(22,909)	165,983

OTHER EXPENSE
Compensation and benefits	9,623	8,546	19,620	18,299
Other operating expenses	6,409	6,220	13,000	13,723
Finance Agency	622	561	1,328	1,163
Office of Finance	369	505	907	1,039

Total other expense	17,023	15,832	34,855	34,224

INCOME BEFORE ASSESSMENTS	53,610	35,022	74,830	123,685

Affordable Housing Program	4,376	2,863	6,110	10,102
REFCORP	9,847	6,432	13,744	22,717

Total assessments	14,223	9,295	19,854	32,819

NET INCOME	$39,387	$25,727	$54,976	$90,866

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2010	25,317	$2,531,715	$356,282	$(65,965)	$2,822,032

Proceeds from sale of capital stock	2,398	239,830	—	—	239,830
Repurchase/redemption of capital stock	(5,150)	(515,048)	—	—	(515,048)
Shares reclassified to mandatorily redeemable capital stock	(1)	(109)	—	—	(109)
Comprehensive income
Net income	—	—	54,976	—	54,976
Other comprehensive income (loss) (a)	—	—	—	3,758	3,758

Total comprehensive income	—	—	—	—	58,734

Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(91)	—	(91)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)
Stock	45	4,557	(4,557)	—	—

BALANCE, JUNE 30, 2010	22,609	$2,260,945	$406,608	$(62,207)	$2,605,346

BALANCE, JANUARY 1, 2009	32,238	$3,223,830	$216,025	$(1,435)	$3,438,420

Proceeds from sale of capital stock	3,080	308,018	—	—	308,018
Repurchase/redemption of capital stock	(7,075)	(707,542)	—	—	(707,542)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,845)	—	—	(1,845)
Comprehensive income
Net income	—	—	90,866	—	90,866
Other comprehensive income (loss) (a)	—	—	—	(47,908)	(47,908)

Total comprehensive income	—	—	—	—	42,958

Dividends on capital stock (at 0.34 percent annualized rate)
Cash	—	—	(92)	—	(92)
Mandatorily redeemable capital stock	—	—	(54)	—	(54)
Stock	53	5,303	(5,303)	—	—

BALANCE, JUNE 30, 2009	28,278	$2,827,764	$301,442	$(49,343)	$3,079,863

(a)	For the three months ended June 30, 2010 and 2009, total comprehensive income of $45,357 and $2,653, respectively, includes net income of $39,387 and $25,727, respectively, and other comprehensive income (loss) of $5,970 and ($23,074), respectively. For the components of other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009, see Note 14.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$54,976	$90,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(56,923)	(28,675)
Concessions on consolidated obligation bonds	4,845	4,071
Premises, equipment and computer software costs	3,001	2,333
Non-cash interest on mandatorily redeemable capital stock	14	98
Realized gain on sale of available-for-sale security	—	(843)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	1,671	671
Gains on early extinguishment of debt	—	(176)
Net increase in trading securities	(483)	(84)
Loss due to change in net fair value adjustment on derivative and hedging activities	109,561	108,480
Decrease in accrued interest receivable	6,700	62,769
Decrease (increase) in other assets	(837)	1,598
Increase (decrease) in Affordable Housing Program (AHP) liability	(3,177)	3,377
Decrease in accrued interest payable	(56,206)	(332,489)
Decrease in excess REFCORP contributions	—	16,881
Increase (decrease) in payable to REFCORP	(65)	5,836
Increase (decrease) in other liabilities	1,235	(3,598)

Total adjustments	9,336	(159,751)

Net cash provided by (used in) operating activities	64,312	(68,885)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(54,757)	1,526,967
Net increase in federal funds sold	(649,000)	(1,464,000)
Proceeds from maturities of long-term held-to-maturity securities	2,440,730	1,398,690
Purchases of long-term held-to-maturity securities	(1,078,810)	(2,316,353)
Proceeds from maturities of available-for-sale securities	—	39,471
Proceeds from sale of available-for-sale security	—	87,019
Principal collected on advances	112,947,658	255,601,047
Advances made	(106,990,959)	(248,401,858)
Principal collected on mortgage loans held for portfolio	24,085	37,270
Purchases of premises, equipment and computer software	(2,959)	(5,998)

Net cash provided by investing activities	6,635,988	6,502,255

FINANCING ACTIVITIES
Net decrease in deposits and pass-through reserves	(619,683)	(346,933)
Net proceeds from (payments on) derivative contracts with financing elements	(9,670)	4,507
Net proceeds from issuance of consolidated obligations
Discount notes	66,500,234	170,832,385
Bonds	21,769,842	29,062,088
Debt issuance costs	(3,504)	(3,862)
Payments for maturing and retiring consolidated obligations
Discount notes	(69,181,852)	(172,610,643)
Bonds	(26,337,895)	(32,956,464)
Proceeds from issuance of capital stock	239,830	308,018
Proceeds from issuance of mandatorily redeemable capital stock	97	73
Payments for redemption of mandatorily redeemable capital stock	(1,598)	(13,617)
Payments for repurchase/redemption of capital stock	(515,048)	(707,542)
Cash dividends paid	(91)	(92)

Net cash used in financing activities	(8,159,338)	(6,432,082)

Net increase (decrease) in cash and cash equivalents	(1,459,038)	1,288
Cash and cash equivalents at beginning of the period	3,908,242	20,765

Cash and cash equivalents at end of the period	$2,449,204	$22,053

Supplemental Disclosures:
Interest paid	$144,712	$749,472

AHP payments, net	$9,287	$6,725

REFCORP payments	$13,809	$—

Stock dividends issued	$4,557	$5,303

Dividends paid through issuance of mandatorily redeemable capital stock	$2	$54

Capital stock reclassified to mandatorily redeemable capital stock	$109	$1,845

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

     Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance that amends the consolidation guidance for variable interest entities (“VIEs”). This guidance eliminates the exemption for qualifying special purpose entities, establishes a more qualitative evaluation to determine the primary beneficiary based on power and the obligation to absorb losses or right to receive benefits, and requires ongoing reassessments to determine if an entity must consolidate a VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Bank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The Bank evaluated its investments in VIEs during the six months ended June 30, 2010 and determined that consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision-maker nor does it have the unilateral ability to replace a key decision-maker. Additionally, because the Bank holds the senior interest, rather than the residual interest, in these investments, the Bank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. Therefore, the Bank’s adoption of this guidance on January 1, 2010 has not had any impact on its results of operations or financial condition.
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
     Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The Bank adopted this guidance on July 1, 2010 and the adoption did not have any impact on the Bank’s results of operations or financial condition.
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The adoption of this ASU will not have any impact on the Bank’s results of operations or financial condition. The Bank has not yet assessed the impact that this guidance will have on its financial statement footnote disclosures.
Note 3—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2010 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$55,251	$—	$55,251	$441	$150	$55,542
State housing agency obligation	2,620	—	2,620	—	130	2,490

	57,871	—	57,871	441	280	58,032

Mortgage-backed securities
U.S. government guaranteed obligations	22,001	—	22,001	59	2	22,058
Government-sponsored enterprises	9,588,712	—	9,588,712	126,178	5,611	9,709,279
Non-agency residential mortgage-backed securities	454,681	62,797	391,884	—	47,215	344,669
Non-agency commercial mortgage-backed security	36,151	—	36,151	416	—	36,567

	10,101,545	62,797	10,038,748	126,653	52,828	10,112,573

Total	$10,159,416	$62,797	$10,096,619	$127,094	$53,108	$10,170,605

     Held-to-maturity securities as of December 31, 2009 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$58,812	$—	$58,812	$425	$174	$59,063
State housing agency obligation	2,945	—	2,945	—	230	2,715

	61,757	—	61,757	425	404	61,778

Mortgage-backed securities
U.S. government guaranteed obligations	24,075	—	24,075	8	73	24,010
Government-sponsored enterprises	10,837,865	—	10,837,865	78,135	53,295	10,862,705
Non-agency residential mortgage-backed securities	511,382	66,584	444,798	—	68,682	376,116
Non-agency commercial mortgage-backed securities	56,057	—	56,057	1,120	—	57,177

	11,429,379	66,584	11,362,795	79,263	122,050	11,320,008

Total	$11,491,136	$66,584	$11,424,552	$79,688	$122,454	$11,381,786

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2010. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	1	$10,355	$64	1	$11,881	$86	2	$22,236	$150
State housing agency obligation	—	—	—	1	2,490	130	1	2,490	130

	1	10,355	64	2	14,371	216	3	24,726	280

Mortgage-backed securities
U.S. government guaranteed obligations	3	3,701	2	—	—	—	3	3,701	2
Government-sponsored enterprises	15	178,339	105	80	4,321,128	5,506	95	4,499,467	5,611
Non-agency residential mortgage-backed securities	—	—	—	40	344,669	110,012	40	344,669	110,012

	18	182,040	107	120	4,665,797	115,518	138	4,847,837	115,625

Total	19	$192,395	$171	122	$4,680,168	$115,734	141	$4,872,563	$115,905

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

     At June 30, 2010, the gross unrealized losses on the Bank’s held-to-maturity securities were $115,905,000, of which $110,012,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $5,893,000 was attributable to other securities. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): (1) Moody’s Investors Service (“Moody’s”), (2) Standard and Poor’s (“S&P”) and/or (3) Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency residential mortgage-backed securities with an aggregate carrying value of $221,907,000, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at June 30, 2010. Based upon the Bank’s assessment of the creditworthiness of the issuers of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”), the Bank expects that its holdings of U.S. government guaranteed debentures, state housing agency debentures, U.S. government guaranteed MBS and government-sponsored enterprise MBS that were in an unrealized loss position at June 30, 2010 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2010.
     As of June 30, 2010, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $110,012,000, which represented 24 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2010 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.

     Because the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank closely monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities owned by the Bank are insured by third-party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2010 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2010 assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the 3- to 9-month period beginning April 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined it is likely that it will not fully recover the amortized cost bases of four of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of June 30, 2010. All of these securities had previously been identified as other-than-temporarily impaired in prior periods. The difference between the present value of the cash flows expected to be collected from these four securities and their amortized cost bases (i.e., the credit losses) totaled $1,103,000 as of June 30, 2010. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost basis less the current-period credit loss), only the amounts related to the credit losses were recognized in earnings. All of the credit losses associated with these four securities were reclassified from accumulated other comprehensive income to earnings during the three months ended June 30, 2010 as the estimated fair values of these securities were greater than their carrying amounts at that date.
     In addition to the four securities that were determined to be other-than-temporarily impaired at June 30, 2010, five other securities were deemed to be other-than-temporarily impaired during 2009 or the first quarter of 2010. The following tables set forth additional information for each of the securities that were other-than-temporarily impaired as of June 30, 2010, including those securities that were deemed to be other-than-temporarily impaired in a prior period but which were not further impaired as of June 30, 2010 (in thousands). The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of June 30, 2010.

			Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Period of			Credit	Non-Credit		Credit	Non-Credit
	Initial	Credit	Total	Component	Component	Total	Component	Component
	Impairment	Rating	OTTI	of OTTI	of OTTI	OTTI	of OTTI	of OTTI
Security #1	Q1 2009	Single-B	$—	$379	$(379)	$—	$428	$(428)
Security #2	Q1 2009	Double-B	—	—	—	—	—	—
Security #3	Q2 2009	Triple-C	—	681	(681)	—	1,127	(1,127)
Security #4	Q2 2009	Triple-B	—	—	—	—	—	—
Security #5	Q3 2009	Single-B	—	39	(39)	—	39	(39)
Security #6	Q3 2009	Single-B	—	—	—	—	—	—
Security #7	Q3 2009	Triple-B	—	—	—	112	60	52
Security #8	Q1 2010	Triple-B	—	—	—	4,990	10	4,980
Security #9	Q1 2010	Double-B	—	4	(4)	1,929	7	1,922

Totals			$—	$1,103	$(1,103)	$7,031	$1,671	$5,360

		Cumulative from Period of Initial
		Impairment Through June 30, 2010		June 30, 2010
	Amortized	Non-Credit	Accretion of		Estimated
	Cost as of	Component of	Non-Credit	Carrying	Fair
	June 30, 2010	OTTI	Component	Value	Value
Security #1	$15,249	$11,342	$3,386	$7,293	$9,818
Security #2	19,166	13,060	3,395	9,501	10,702
Security #3	41,749	16,253	4,193	29,689	33,603
Security #4	13,115	8,508	2,056	6,663	7,593
Security #5	21,598	11,415	2,274	12,457	13,111
Security #6	18,225	10,225	2,011	10,011	10,279
Security #7	7,144	3,575	622	4,191	4,191
Security #8	10,883	4,980	399	6,302	6,292
Security #9	4,782	1,922	147	3,007	3,008

Totals	$151,911	$81,280	$18,483	$89,114	$98,597

     For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2010 (dollars in thousands):

				Significant Inputs(2)			Current Credit
			Unpaid Principal	Projected	Projected	Projected	Enhancement
	Year of	Collateral	Balance as of	Prepayment	Default	Loss	as of
	Securitization	Type(1)	June 30, 2010	Rate	Rate	Severity	June 30, 2010(3)
Security #1	2005	Alt-A/Option ARM	$17,055	7.1%	75.0%	51.9%	35.9%
Security #3	2006	Alt-A/Fixed Rate	44,864	13.8%	34.6%	44.4%	7.8%
Security #5	2005	Alt-A/Option ARM	21,924	8.6%	72.7%	51.0%	47.3%
Security #9	2005	Alt-A/Option ARM	4,788	8.2%	55.8%	37.0%	46.6%

Total			$88,631

(1)	Security #1 and Security #5 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
     The following table presents a rollforward for the three and six months ended June 30, 2010 and 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Balance of credit losses, beginning of period	$4,590	$17	$4,022	$—
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	502	17	671
Credit losses on securities for which an other-than-temporary impairment was previously recognized	1,103	152	1,654	—

Balance of credit losses, end of period	$5,693	$671	$5,693	$671

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at June 30, 2010.

     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2010 and December 31, 2009 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Debentures
Due in one year or less	$—	$—	$—	$249	$249	$250
Due after one year through five years	3,079	3,079	3,139	3,607	3,607	3,689
Due after five years through ten years	29,785	29,785	30,167	31,703	31,703	32,046
Due after ten years	25,007	25,007	24,726	26,198	26,198	25,793

	57,871	57,871	58,032	61,757	61,757	61,778
Mortgage-backed securities	10,101,545	10,038,748	10,112,573	11,429,379	11,362,795	11,320,008

Total	$10,159,416	$10,096,619	$10,170,605	$11,491,136	$11,424,552	$11,381,786

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $122,757,000 and $150,047,000 at June 30, 2010 and December 31, 2009, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$57,871	$61,757

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	866	937
Collateralized mortgage obligations
Fixed-rate	37,958	58,033
Variable-rate	10,062,721	11,370,409

	10,101,545	11,429,379

Total	$10,159,416	$11,491,136

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2009 or the six months ended June 30, 2010.

Note 4—Advances
     Redemption Terms. At June 30, 2010 and December 31, 2009, the Bank had advances outstanding at interest rates ranging from 0.05 percent to 8.61 percent and 0.03 percent to 8.61 percent, respectively, as summarized below (in thousands).

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Overdrawn demand deposit accounts	$18	4.08%	$181	4.05%

Due in one year or less	14,228,980	0.87	14,909,262	0.98
Due after one year through two years	6,831,693	1.23	7,059,173	1.27
Due after two years through three years	11,221,249	0.87	8,163,416	0.80
Due after three years through four years	1,759,675	1.67	8,637,127	0.86
Due after four years through five years	464,926	3.47	1,262,879	0.99
Due after five years	3,387,518	3.83	3,593,166	3.84
Amortizing advances	3,056,815	4.51	3,282,368	4.53

Total par value	40,950,874	1.51%	46,907,572	1.44%

Deferred prepayment fees	(7,563)		(1,935)
Commitment fees	(108)		(110)
Hedging adjustments	510,337		357,047

Total	$41,453,540		$47,262,574

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2010 and December 31, 2009, the Bank had aggregate prepayable and callable advances totaling $195,939,000 and $210,151,000, respectively.
     The following table summarizes advances at June 30, 2010 and December 31, 2009, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2010	December 31, 2009
Overdrawn demand deposit accounts	$18	$181

Due in one year or less	14,331,493	14,975,701
Due after one year through two years	6,829,702	7,082,672
Due after two years through three years	11,238,889	8,187,107
Due after three years through four years	1,783,246	8,664,137
Due after four years through five years	477,056	1,277,606
Due after five years	3,233,655	3,437,800
Amortizing advances	3,056,815	3,282,368

Total par value	$40,950,874	$46,907,572

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2010 and December 31, 2009, the Bank had putable advances outstanding totaling $3,726,921,000 and $4,037,221,000, respectively.

     The following table summarizes advances at June 30, 2010 and December 31, 2009, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2010	December 31, 2009
Overdrawn demand deposit accounts	$18	$181

Due in one year or less	17,039,300	17,653,132
Due after one year through two years	6,991,943	7,288,623
Due after two years through three years	10,881,149	8,149,166
Due after three years through four years	1,617,675	8,166,527
Due after four years through five years	372,526	1,252,479
Due after five years	991,448	1,115,096
Amortizing advances	3,056,815	3,282,368

Total par value	$40,950,874	$46,907,572

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at June 30, 2010 and December 31, 2009 (in thousands, based upon par amount):

	June 30, 2010	December 31, 2009
Fixed-rate	$19,343,223	$22,316,659
Variable-rate	21,607,651	24,590,913

Total par value	$40,950,874	$46,907,572

     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $8,821,000 and $9,370,000 during the three months ended June 30, 2010 and 2009, respectively, and were $13,956,000 and $10,343,000 during the six months ended June 30, 2010 and 2009, respectively. The Bank deferred $4,573,000 and $6,188,000 of the gross advance prepayment fees during the three and six months ended June 30, 2010, respectively. None of the gross advance prepayment fees were deferred during the six months ended June 30, 2009.
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

     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $846 billion and $931 billion at June 30, 2010 and December 31, 2009, respectively. The Bank was the primary obligor on $52.7 billion and $59.9 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2010 and December 31, 2009 (in thousands, at par value).

	June 30, 2010	December 31, 2009
Simple variable-rate	$23,170,000	$20,560,000
Fixed-rate	20,470,025	26,648,455
Step-up	2,401,500	3,473,000
Step-down	350,000	125,000
Variable that converts to fixed	205,000	365,000

Total par value	$46,596,525	$51,171,455

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2010 and December 31, 2009, by contractual maturity (in thousands):

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$21,462,920	0.72%	$30,951,315	1.18%
Due after one year through two years	15,930,590	1.21	9,163,685	1.52
Due after two years through three years	4,612,500	2.32	5,569,440	2.40
Due after three years through four years	1,415,940	3.62	1,085,000	3.39
Due after four years through five years	926,255	3.86	1,191,440	3.39
Thereafter	2,248,320	3.87	3,210,575	4.04

Total par value	46,596,525	1.35%	51,171,455	1.65%

Premiums	70,926		85,618
Discounts	(12,679)		(15,451)
Hedging adjustments	301,516		274,234

Total	$46,956,288		$51,515,856

     At June 30, 2010 and December 31, 2009, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2010	December 31, 2009
Non-callable bonds	$40,655,310	$44,056,715
Callable bonds	5,941,215	7,114,740

Total par value	$46,596,525	$51,171,455

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2010 and December 31, 2009, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2010	December 31, 2009
Due in one year or less	$24,985,420	$35,970,315
Due after one year through two years	15,432,410	8,743,005
Due after two years through three years	4,409,500	4,358,440
Due after three years through four years	760,940	890,000
Due after four years through five years	201,255	216,440
Thereafter	807,000	993,255

Total par value	$46,596,525	$51,171,455

     Discount Notes. At June 30, 2010 and December 31, 2009, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average Implied
	Book Value	Par Value	Interest Rate

June 30, 2010	$6,070,294	$6,073,923	0.17%

December 31, 2009	$8,762,028	$8,764,942	0.27%

Note 6—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$43,714	$43,067
AHP assessment	6,110	10,102
Grants funded, net of recaptured amounts	(9,287)	(6,725)

Balance, end of period	$40,537	$46,444

Note 7—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives.
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
     If hedging relationships meet certain criteria specified in ASC 815, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances and consolidated obligations to be eligible for the short-cut method of accounting as long as the settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for short-cut accounting specified in ASC 815. The Bank has defined the market settlement conventions to be 5 business days or less for advances and 30 calendar days or less using a next business day convention for consolidated obligations. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.
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
     The Bank discontinues hedge accounting prospectively when: (1) management determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument in accordance with ASC 815 is no longer appropriate.
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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010			December 31, 2009
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of	Derivative	Derivative	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$9,372,797	$11,467	$591,295	$10,877,414	$35,442	$481,486
Consolidated obligation bonds	20,429,040	436,094	809	27,613,970	487,664	17,743
Interest rate caps related to advances	86,000	690	—	76,000	69	—

Total derivatives designated as hedging instruments under ASC 815	29,887,837	448,251	592,104	38,567,384	523,175	499,229

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	7,500	—	123	5,000	—	103
Consolidated obligation bonds	2,475,000	2,318	842	8,195,000	16,611	129
Consolidated obligation discount notes	2,397,745	2,002	4	6,413,343	12,766	—
Basis swaps (1)	7,700,000	28,320	—	9,700,000	22,868	1,290
Intermediary transactions	24,200	282	235	24,200	474	428
Interest rate caps related to advances	10,000	—	—	10,000	6	—
Interest rate caps related to held-to-maturity securities	3,000,000	14,091	—	3,750,000	51,147	—

Total derivatives not designated as hedging instruments under ASC 815	15,614,445	47,013	1,204	28,097,543	103,872	1,950

Total derivatives before netting and collateral adjustments	$45,502,282	495,264	593,308	$66,664,927	627,047	501,179

Cash collateral and related accrued interest		(94,799)	(198,162)		(204,748)	(143,378)
Netting adjustments		(386,111)	(386,111)		(357,315)	(357,315)

Total collateral and netting adjustments (2)		(480,910)	(584,273)		(562,063)	(500,693)

Net derivative balances reported in statements of condition		$14,354	$9,035		$64,984	$486

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
	for the Three Months Ended June 30,		for the Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(2,373)	$2,813	$135	$57,110
Interest rate caps	(473)	123	(527)	100

Total net gain (loss) related to fair value hedge ineffectiveness	(2,846)	2,936	(392)	57,210

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	2,068	27,221	10,563	73,336
Interest rate swaps
Advances	27	12	26	(7)
Consolidated obligation bonds	(2,866)	16,759	(9,386)	15,922
Consolidated obligation discount notes	862	5,207	(760)	(3,761)
Basis swaps (1)	10,798	(26,737)	10,244	9,367
Forward rate agreements	—	223	—	—
Intermediary transactions	1	22	1	32
Interest rate caps
Advances	(1)	14	(6)	14
Held-to-maturity securities	(6,755)	8,246	(35,708)	8,621

Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	4,134	30,967	(25,026)	103,524

Net gains (losses) on derivatives and hedging activities reported in the statements of income	$1,288	$33,903	$(25,418)	$160,734

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.
     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2010 and 2009 (in thousands).

				Derivative Net
	Gain (Loss) on	Gain (Loss) on	Net Fair Value Hedge	Interest Income
Hedged Item	Derivatives	Hedged Items	Ineffectiveness(1)	(Expense)(2)
Three months ended June 30, 2010
Advances	$(134,581)	$134,256	$(325)	$(70,860)
Consolidated obligation bonds	6,925	(9,446)	(2,521)	109,886

Total	$(127,656)	$124,810	$(2,846)	$39,026

Three months ended June 30, 2009
Advances	$185,129	$(185,334)	$(205)	$(71,759)
Available-for-sale securities	36	(264)	(228)	(108)
Consolidated obligation bonds	(81,901)	85,270	3,369	97,847

Total	$103,264	$(100,328)	$2,936	$25,980

Six months ended June 30, 2010
Advances	$(158,430)	$158,329	$(101)	$(149,474)
Consolidated obligation bonds	28,495	(28,786)	(291)	242,483

Total	$(129,935)	$129,543	$(392)	$93,009

Six months ended June 30, 2009
Advances	$245,329	$(246,919)	$(1,590)	$(129,475)
Available-for-sale securities	499	(601)	(102)	(325)
Consolidated obligation bonds	(158,043)	216,945	58,902	207,598

Total	$87,785	$(30,575)	$57,210	$77,798

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)	The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master swap and credit support agreements with all of its derivative counterparties. These agreements provide for the netting of all transactions with a derivative counterparty and the delivery of collateral when certain thresholds (generally ranging from $100,000 to $500,000) are met. The Bank manages derivative counterparty credit risk through the use of these agreements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. Based on the netting provisions and collateral requirements of its master swap and credit support agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.
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
     At June 30, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was approximately $99,593,000 and $223,871,000, respectively. These totals consist of $30,107,000 and $85,031,000, respectively, of net accrued interest receivable and $69,486,000 and $138,840,000, respectively, of other fair value amounts. The Bank held as collateral cash balances of $94,781,000 and $204,724,000 as of June 30, 2010 and December 31, 2009, respectively. In early July 2010 and early January 2010, additional cash collateral of $7,943,000 and $17,591,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large banks. Some of these banks (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 11.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At June 30, 2010 and December 31, 2009, the net market value of the Bank’s derivatives with its members totaled $276,000 and ($432,000), respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on June 30, 2010.

Note 8—Capital
     At all times during the six months ended June 30, 2010, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$390,507	$2,675,340	$507,287	$2,897,162

Total capital	$2,282,534	$2,675,340	$2,603,683	$2,897,162
Total capital-to-assets ratio	4.00%	4.69%	4.00%	4.45%

Leverage capital	$2,853,167	$4,013,010	$3,254,604	$4,345,743
Leverage capital-to-assets ratio	5.00%	7.03%	5.00%	6.68%
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 29, 2010, April 30, 2010 and July 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. On January 29, 2010, April 30, 2010 and July 30, 2010, the Bank repurchased surplus stock totaling $106,560,000, $70,431,000 and $51,371,000, respectively, none of which was classified as mandatorily redeemable capital stock as of those dates.
Note 9—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$3	$5	$6	$10
Interest cost	28	36	57	73
Amortization of prior service credit	(8)	(9)	(17)	(17)
Amortization of net actuarial gain	(6)	(1)	(12)	(2)

Net periodic benefit cost	$17	$31	$34	$64

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
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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

     Held-to-maturity securities. To value its MBS holdings, the Bank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within these thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of June 30, 2010, four vendor prices were received for substantially all of the Bank’s MBS holdings and all of the computed prices fell within the specified tolerance thresholds. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. The Bank estimates the fair values of debentures using a pricing model.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at June 30, 2010 or December 31, 2009.
     The carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2010 and December 31, 2009, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$2,449,204	$2,449,204	$3,908,242	$3,908,242
Interest-bearing deposits	218	218	233	233
Federal funds sold	2,712,000	2,712,000	2,063,000	2,063,000
Trading securities	4,517	4,517	4,034	4,034
Held-to-maturity securities	10,096,619	10,170,605	11,424,552	11,381,786
Advances	41,453,540	41,673,842	47,262,574	47,279,403
Mortgage loans held for portfolio, net	235,235	254,678	259,617	274,044
Accrued interest receivable	54,179	54,179	60,890	60,890
Derivative assets	14,354	14,354	64,984	64,984

Liabilities:
Deposits	961,288	961,290	1,462,591	1,462,589
Consolidated obligations:
Discount notes	6,070,294	6,070,695	8,762,028	8,763,983
Bonds	46,956,288	47,236,305	51,515,856	51,684,542
Mandatorily redeemable capital stock	7,787	7,787	9,165	9,165
Accrued interest payable	123,048	123,048	179,248	179,248
Derivative liabilities	9,035	9,035	486	486
     The following table summarizes the Bank’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$4,517	$—	$—	$—	$4,517
Derivative assets	—	495,264	—	(480,910)	14,354

Total assets at fair value	$4,517	$495,264	$—	$(480,910)	$18,871

Liabilities
Derivative liabilities	$—	$593,308	$—	$(584,273)	$9,035

Total liabilities at fair value	$—	$593,308	$—	$(584,273)	$9,035

(1)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     The Bank did not record any non-credit other-than-temporary impairment losses during the three months ended June 30, 2010. During the three months ended March 31, 2010, the Bank recorded non-credit other-than-temporary impairment losses on three of its non-agency RMBS classified as held-to-maturity. At March 31, 2010, the three securities had an aggregate unpaid principal balance and estimated fair value of $23.9 million and $13.8 million, respectively. Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities fell within Level 3 of the fair value hierarchy. Four third-party vendor prices were received for each of these securities and, as described above, the average of the middle two prices was used to determine the final fair value measurements.
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
Note 11—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At June 30, 2010, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $794 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each

FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At June 30, 2010 and December 31, 2009, the Bank had commitments to make additional advances totaling approximately $68,037,000 and $37,996,000, respectively. In addition, outstanding standby letters of credit totaled $4,599,568,000 and $4,648,413,000 at June 30, 2010 and December 31, 2009, respectively.
     At June 30, 2010 and December 31, 2009, the Bank had commitments to issue $240,000,000 and $295,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with major banks with which it has bilateral collateral exchange agreements. As of June 30, 2010 and December 31, 2009, the Bank had pledged cash collateral of $198,137,000 and $143,364,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
Note 13 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no loans to other FHLBanks during the six months ended June 30, 2010 or 2009, and no borrowings from other FHLBanks during the six months ended June 30, 2010 or the three months ended June 30, 2009. During the six months ended June 30, 2009, interest expense on borrowings from other FHLBanks totaled $97. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2009 (in thousands).

Six Months Ended
June 30, 2009
Balance at January 1, 2009	$—
Borrowing from FHLBank of San Francisco	50,000
Repayment to FHLBank of San Francisco	(50,000)

Balance at June 30, 2009	$—

Note 14 – Other Comprehensive Income (Loss)
     The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net unrealized gains on available-for-sale securities	$—	$287	$—	$2,503
Reclassification adjustment for realized gain on sale of available-for-sale security included in net income	—	—	—	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(25,068)	(6,958)	(51,266)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	1,103	152	1,598	152
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	4,881	1,565	9,147	1,565
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(8)	(9)	(17)	(17)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	(1)	(12)	(2)

Total other comprehensive income (loss)	$5,970	$(23,074)	$3,758	$(47,908)

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2010 (the “2009 10-K”) and “Item 1A — Risk Factors” in Part II of this quarterly report. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
As discussed below under the heading “Legislative Developments,” recently enacted federal legislation makes significant changes to a number of aspects of the regulation of financial institutions. The legislation affects, or could affect, the Bank and/or its members in a number of areas. Because the legislation requires several regulatory agencies to issue a number of regulations, orders and reports, the full effect of this legislation on the Bank and its activities will become known only after those regulations, orders and reports are issued and implemented.
Overview
Business
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provided that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency.
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
The Bank’s capital stock is not publicly traded and can be held only by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by former members of the Bank (including a federal or state agency or insurer acting as a receiver of a closed institution) that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must purchase stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and, with the prior approval of the Bank, transferred only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of August 1, 2010, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2010 and December 31, 2009.
MEMBERSHIP SUMMARY

	June 30,	December 31,
	2010	2009
Commercial banks	750	753
Thrifts	84	85
Credit unions	70	65
Insurance companies	21	20

Total members	925	923

Housing associates	8	8
Non-member borrowers	11	12

Total	944	943

Community Financial Institutions	779	788

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

Financial Market Conditions
Capital markets have still not returned to pre-credit crisis conditions. Credit market conditions during the first three months of 2010 continued the trend of noticeable improvement observed during 2009. Volatility remained subdued in the equity and bond markets, interest rates remained relatively stable and risk spreads contracted slightly. However, in the second quarter volatility increased somewhat in the equity and bond markets and risk spreads widened, primarily in response to concerns regarding the extent of sovereign debt-related risks in several European countries.
Economic conditions in the United States continued to show moderate signs of improvement during the first half of 2010, although there were also signs in the second quarter that the momentum of the economic recovery was stalling. While positive, the rate of growth in the gross domestic product declined from the fourth quarter of 2009 to the first quarter of 2010 and again in the second quarter of 2010. Increases in business investment in equipment and software, and increases in manufacturing activity and consumer spending, were also mixed. Month-over-month home sales increased leading up to the expiration on April 30, 2010 of a federal tax credit available to homebuyers, then declined in May and increased again in June. Policy makers have cautiously interpreted some recent economic data to indicate that certain aspects of the economy are continuing to improve but at a modest pace. Despite early signs of economic improvement, the sustainability and extent of the improved economic conditions, and the prospects for and potential timing of further improvements (in particular, employment growth), remain very uncertain.
The Federal Open Market Committee maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009 and the first half of 2010. During these periods, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during the past few years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for most of 2010.
After a period of relative stability during the first quarter of 2010, one- and three-month LIBOR rates increased in April and May as concerns arose about the economic health of several European countries. These rates subsequently stabilized as those concerns subsided, with one- and three-month LIBOR ending the second quarter at 0.35 percent and 0.53 percent, respectively, as compared to 0.23 percent and 0.25 percent, respectively, at the end of 2009 and 0.25 percent and 0.29 percent, respectively, at the end of the first quarter of 2010. The increase in LIBOR rates and the widening of the spread between one- and three-month LIBOR corresponded to concerns regarding the extent of sovereign debt related risks in Greece and several other European countries.
The following table presents information on various market interest rates at June 30, 2010 and December 31, 2009 and various average market interest rates for the three- and six-month periods ended June 30, 2010 and 2009.

	Ending Rate		Average Rate		Average Rate
	June 30,	December 31,	Second Quarter	Second Quarter	Six Months Ended	Six Months Ended
	2010	2009	2010	2009	June 30, 2010	June 30, 2009
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.09%	0.05%	0.19%	0.18%	0.16%	0.18%
1-month LIBOR (1)	0.35%	0.23%	0.32%	0.37%	0.27%	0.42%
3-month LIBOR (1)	0.53%	0.25%	0.44%	0.84%	0.35%	1.04%
2-year LIBOR (1)	0.97%	1.42%	1.16%	1.49%	1.16%	1.52%
5-year LIBOR (1)	2.05%	2.98%	2.49%	2.73%	2.59%	2.55%
10-year LIBOR (1)	3.00%	3.97%	3.51%	3.50%	3.64%	3.22%
3-month U.S. Treasury (1)	0.18%	0.06%	0.15%	0.17%	0.13%	0.19%
2-year U.S. Treasury (1)	0.61%	1.14%	0.87%	1.02%	0.89%	0.96%
5-year U.S. Treasury (1)	1.79%	2.69%	2.25%	2.24%	2.34%	2.01%
10-year U.S. Treasury (1)	2.97%	3.85%	3.49%	3.32%	3.60%	3.03%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2010 Summary
•	The Bank ended the second quarter of 2010 with total assets of $57.1 billion and total advances of $41.5 billion, a decrease from $65.1 billion and $47.3 billion, respectively, at the end of 2009. The $5.8 billion decline in advances during the six months ended June 30, 2010 was attributable in large part to the maturity of approximately $3.7 billion of advances to three large borrowers, as further discussed in the section below entitled “Financial Condition — Advances.” The remaining decline in advances during the six-month period was attributable to a general decline in member demand that the Bank believes was due, at least in part, to increases in members’ deposit levels and reduced lending activity due to weak economic conditions.

•	The Bank’s net income for the three and six months ended June 30, 2010 was $39.4 million and $55.0 million, respectively, including net interest income of $68.4 million and $132.6 million, respectively, and $1.3 million and ($25.4 million) in net gains (losses) on derivatives and hedging activities, respectively. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s overall income before assessments of $53.6 million and $74.8 million for the three and six months ended June 30, 2010, respectively. Had the interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher (and its net gains/losses on derivatives and hedging activities would have been lower/higher) by $2.1 million and $10.6 million for the three and six months ended June 30, 2010, respectively.

•	The Bank’s net interest income for the three and six months ended June 30, 2010 was positively impacted by higher yields on the Bank’s portfolio of collateralized mortgage obligations (“CMOs”). During the first half of 2010, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) repurchased delinquent loans from the mortgage pools underlying their guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $6.9 million and $13.5 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities during the three and six months ended June 30, 2010, respectively. The impact of these repurchases by Fannie Mae and Freddie Mac are expected to have a less significant effect on the Bank’s net interest income during the second half of 2010.

•	For the three and six months ended June 30, 2010, the $1.3 million and ($25.4 million), respectively, in net gains (losses) on derivatives and hedging activities included $2.1 million and $10.6 million, respectively, of net interest income on interest rate swaps accounted for as economic hedge derivatives, $2.0 million and ($35.6 million), respectively, of net gains (losses) on economic hedge derivatives (excluding net interest settlements) and net ineffectiveness-related losses on fair value hedges of $2.8 million and $0.4 million, respectively. The net losses on the Bank’s economic hedge derivatives during the six months ended June 30, 2010 were due largely to fair value losses of $35.7 million on its stand-alone interest rate caps.

•	The Bank held $12.6 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $28.2 million (excluding accrued interest) at June 30, 2010. If these swaps are held to maturity, these net unrealized gains will ultimately reverse in future periods in the form of unrealized losses. The timing of this reversal will depend on the relative level and volatility of future interest rates. In addition, as of June 30, 2010, the Bank held $3.0 billion (notional) of stand-alone interest rate cap agreements with a fair value of $14.1 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its CMO LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•	The Bank’s operating results for the three and six months ended June 30, 2010 included credit-related other-than-temporary impairment charges of $1.1 million and $1.7 million, respectively, on certain of its investments in non-agency residential mortgage-backed securities. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential mortgage-backed securities deteriorates beyond its current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential mortgage-backed securities.

•	The unpaid principal balance of the Bank’s investments in non-agency residential mortgage-backed securities, all of which are classified as held-to-maturity, totaled $461 million at June 30, 2010, compared with $515 million at December 31, 2009. The unrealized losses on these securities totaled $110 million (24 percent of amortized cost) at June 30, 2010, as compared to $135 million (26 percent of amortized cost) at December 31, 2009. Based on its quarter-end analysis of the 40 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities.

•	At all times during the first half of 2010, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $406.6 million at June 30, 2010 from $356.3 million at December 31, 2009.

•	During the first half of 2010, the Bank paid dividends totaling $4.7 million; the Bank’s first and second quarter dividends were paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points. While there can be no assurances about earnings, dividends, or regulatory actions for the remainder of 2010, the Bank currently anticipates that its earnings will be sufficient both to continue paying dividends at a rate equal to or slightly above the average federal funds rate for the applicable quarterly periods of 2010 and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$41,453,540	$42,627,506	$47,262,574	$50,034,613	$53,469,938
Investments (1)	12,813,354	14,854,980	13,491,819	15,511,389	18,162,262
Mortgage loans	235,469	248,721	259,857	272,533	289,779
Allowance for credit losses on mortgage loans	234	234	240	241	258
Total assets	57,063,342	58,696,797	65,092,076	67,261,344	72,095,673
Consolidated obligations — discount notes	6,070,294	5,626,659	8,762,028	10,727,576	14,961,653
Consolidated obligations — bonds	46,956,288	48,269,095	51,515,856	52,082,770	52,492,151
Total consolidated obligations(2)	53,026,582	53,895,754	60,277,884	62,810,346	67,453,804
Mandatorily redeemable capital stock(3)	7,787	7,579	9,165	8,646	78,806
Capital stock — putable	2,260,945	2,311,212	2,531,715	2,608,848	2,827,764
Retained earnings	406,608	369,485	356,282	317,818	301,442
Accumulated other comprehensive loss	(62,207)	(68,177)	(65,965)	(72,019)	(49,343)
Total capital	2,605,346	2,612,520	2,822,032	2,854,647	3,079,863
Dividends paid(3)	2,264	2,386	1,091	1,267	1,306

Income statement (for the quarter)
Net interest income (4)	$68,409	$64,185	$51,040	$33,510	$14,753
Other income (loss)	2,224	(25,133)	19,986	14,386	36,101
Other expense	17,023	17,832	17,186	23,880	15,832
Assessments	14,223	5,631	14,285	6,373	9,295
Net income	39,387	15,589	39,555	17,643	25,727

Performance ratios
Net interest margin(5)	0.48%	0.41%	0.31%	0.19%	0.08%
Return on average assets	0.28	0.10	0.24	0.10	0.14
Return on average equity	6.11	2.30	5.61	2.35	3.34
Return on average capital stock (6)	7.00	2.58	6.22	2.59	3.66
Total average equity to average assets	4.57	4.42	4.29	4.28	4.33
Regulatory capital ratio(7)	4.69	4.58	4.45	4.36	4.45
Dividend payout ratio (3)(8)	5.75	15.31	2.76	7.18	5.08

Average effective federal funds rate (9)	0.19%	0.13%	0.12%	0.16%	0.18%

(1)	Investments consist of federal funds sold, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $0.846 trillion, $0.871 trillion, $0.931 trillion, $0.974 trillion and $1.056 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $52.7 billion, $53.5 billion, $59.9 billion, $62.4 billion and $67.1 billion, respectively.

(3)	Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $6,000, $8,000, $25,000, $35,000 and $37,000 for the quarters ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.

(4)	Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $2.1 million, $8.5 million, $14.6 million, $19.7 million and $27.2 million for the quarters ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.

(5)	Net interest margin is net interest income as a percentage of average earning assets.

(6)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(7)	The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets at each quarter-end.

(8)	Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

(9)	Rates obtained from the Federal Reserve Statistical Release.

Legislative Developments
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act makes significant changes to a number of aspects of the regulation of financial institutions. As discussed below, the legislation affects or could affect the Bank and/or its members in a number of areas. Because the Dodd-Frank Act requires several entities (including the Board of Governors of the Federal Reserve System (the “Board of Governors”) and the SEC) to issue a number of regulations, orders and reports, the full effect of this legislation on the Bank and its activities will become known only after the required regulations, orders, and reports are issued and implemented.
Financial Stability
The Dodd-Frank Act establishes the Financial Stability Oversight Council (the “Council”). The voting members of the Council include the Director of the Finance Agency, the Secretary of the Treasury, the Chairman of the Board of Governors, the Comptroller of the Currency, the Director of the Bureau of Consumer Financial Protection (an entity established by the Dodd-Frank Act), the Chairman of the SEC, the Chairperson of the FDIC, the Chairperson of the Commodity Futures Trading Commission (the “CFTC”), the Chairman of the National Credit Union Administration Board, and an independent member appointed by the President of the United States (by and with the advice and consent of the Senate) having insurance expertise.
The Council may determine that a United States nonbank financial company shall be supervised by the Board of Governors, and be subject to prudential standards recommended by the Council and imposed by the Board of Governors, if the Council determines that material financial distress at the company, or the nature of the activities of the company, could pose a threat to the financial stability of the United States. A “United States nonbank financial company” is a company that is incorporated or organized under the laws of the United States or any state and predominantly engaged in financial activities (the legislation specifically exempts certain entities from the definition). The Council may also recommend to a bank holding company’s or nonbank financial company’s primary financial regulatory agency new or heightened standards and safeguards for a financial activity or practice conducted by the bank holding company or nonbank financial company if the Council determines that such activity or practice could create significant risk to the United States financial markets. The Dodd-Frank Act requires the Board of Governors to issue regulations to implement the above provisions of the legislation.
The Bank qualifies as a “United States nonbank financial company” as defined by the Dodd-Frank Act and, therefore, could be subject to the above provisions of the Dodd-Frank Act if the Council determines that the Bank or its activities could pose a threat to the financial stability of the United States. The Dodd-Frank Act specifically exempts FHLBanks from any concentration limits imposed by the Board of Governors with respect to a nonbank financial company’s credit exposure to any unaffiliated company that exceeds 25 percent of the capital stock and surplus of the company. The FHLBanks are also exempt from limitations on a company’s debt to equity ratio and certain leverage and risk-based capital requirements that the Board of Governors could potentially apply to a nonbank financial company.
The above provisions of the Dodd-Frank Act could also apply to members of the Bank that qualify as United States nonbank financial companies.
Orderly Liquidation Authority
The Dodd-Frank Act creates a special insolvency regime to address the failure of a financial company that could have serious adverse effects on the United States economy. The Dodd-Frank Act specifically exempts FHLBanks from the application of this provision. The provision could, however, be applied to certain of the Bank’s members.

Elimination of Office of Thrift Supervision
Effective one year after the date of enactment of the Dodd-Frank Act (unless the Secretary of the Treasury extends such date), the Dodd-Frank Act eliminates the Office of Thrift Supervision (the “OTS”). The Board of Governors will assume responsibility for regulating savings and loan holding companies, the Office of the Controller of the Currency will assume responsibility for regulating Federal savings associations and the FDIC will assume responsibility for regulating State savings associations. This provision will affect the regulation of the Bank’s members that are currently regulated by the OTS.
Federal Insurance Office
The Dodd-Frank Act establishes the Federal Insurance Office within the Department of the Treasury. The Federal Insurance Office shall have the authority, among other things, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system, and to consult with the states (including state insurance regulators) regarding insurance matters of national importance. The activities of the Federal Insurance Office could have an effect on the Bank’s members that are insurance companies to the extent that the recommendations of the Federal Insurance Office lead to further legislation applicable to insurance companies that are members of the Bank.
Prohibitions on Proprietary Trading
The Dodd-Frank Act prohibits certain banking entities from engaging in proprietary trading. The legislation also requires that a nonbank financial company that is supervised by the Board of Governors be subject to additional capital requirements and additional quantitative limits with respect to proprietary trading. The legislation allows the SEC and the CFTC to determine that the purchase, sale, acquisition or disposition of certain obligations, participations or other instruments, including those issued by a FHLBank, are permitted activities of a nonbank financial company and not subject to the additional capital and quantitative limits.
Regulation of Over-the Counter Swaps Markets
The Dodd-Frank Act authorizes the SEC and the CFTC to require designated swaps to be cleared through an exchange or regulated trading facility (unless there is none), with a limited exception for certain end users using swaps to hedge or mitigate commercial risk. A swap is defined very broadly in the legislation and includes all of the types of derivatives that the Bank uses to manage its interest rate risk. Swaps subject to the mandatory clearing requirement will also be required to be traded on an exchange or regulated trading facility, unless no exchange or regulated trading facility makes the swap available to trade. The Dodd-Frank Act also requires swap dealers and most major swap participants to register with the SEC or the CFTC. The SEC and the CFTC are required to promulgate regulations to implement these provisions of the legislation, including regulations to define further “major swap participant.” Until these regulations are issued and implemented, the Bank will be unable to determine whether it qualifies as a “major swap participant,” which would require it to register with the CFTC.
Investor Protections and Improvements to the Regulation of Securities
The Dodd-Frank Act establishes within the SEC the Investor Advisory Committee, which is charged with advising and consulting with the SEC on regulation of securities and initiatives to protect investor interest and promote investor confidence. The legislation increases the SEC’s enforcement authority in a number of areas. The Dodd-Frank Act also imposes a number of additional requirements on certain public companies with respect to corporate governance and executive compensation, some of which could apply to the Bank. The SEC is required to issue regulations to implement these provisions of the Dodd-Frank Act.
Bureau of Consumer Financial Protection
The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (the “Bureau”). The Bureau will regulate the offering and provision of consumer financial products or services under designated Federal consumer financial laws. Although the Bank will not be subject to regulation by the Bureau, the Bank’s members could be subject to the authority of the Bureau with respect to consumer financial products or services they offer.

Mortgage Reform and Anti-Predatory Lending
The Dodd-Frank Act imposes additional regulation on mortgage originators and residential mortgage loans, which could impact the Bank’s members that originate mortgages and the collateral that is pledged to the Bank by its members.
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
2008-AB-02 provides that private-label mortgage-backed securities that were issued after July 10, 2007 can be included in calculating the amount of collateral available to secure advances to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance. 2010-AB-01 states that private-label mortgage-backed securities that were “either issued or acquired by a member after July 10, 2007 may be considered eligible collateral in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the [I]nteragency [G]uidance” (emphasis added). 2010-AB-01 would appear to make the eligibility of securities issued on or before July 10, 2007 to serve as collateral for advances dependent upon the date the securities were acquired by the member. The Bank does not in all cases know the dates on which members acquired securities pledged to the Bank and, therefore, is unable to estimate the effect that the clarification in 2010-AB-01 regarding eligible mortgage-backed securities might have on members’ borrowing capacity.
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
Board of Directors of the Office of Finance
The Office of Finance (“OF”) is a joint office of the FHLBanks and, among other things, serves as their fiscal and servicing agent in connection with the issuance of consolidated obligations and prepares the combined financial reports (“CFRs”) of the FHLBank System. Until recently, the OF was governed by a board of directors that was comprised of two FHLBank presidents and one independent director. These three directors also served as the audit committee of the OF’s board of directors with the independent director serving as the chairman of such committee.
On May 3, 2010, the Finance Agency promulgated a new regulation that restructures the composition of the OF’s board of directors and audit committee, establishes certain other corporate governance requirements, directs the OF in preparing the CFRs to employ consistent accounting policies and procedures, and grants the OF’s audit committee authority under certain circumstances to require the FHLBanks to establish common accounting policies and procedures with respect to information submitted to the OF for preparation of the CFRs.
Under the new regulation, the OF’s board of directors is now comprised of 17 directors: the 12 FHLBank presidents, who serve ex officio, and 5 independent directors, who each serve five-year terms that are staggered so that not more than one independent directorship is scheduled to become vacant in any one year. Independent directors are limited to two consecutive full terms. Independent directors must be United States citizens; as a group, they must have substantial experience in financial and accounting matters; and they must not have any material relationship with any FHLBank or the OF.
The initial independent directors were nominated by the three members of the OF board of directors as it existed prior to the effective date of the regulation, after consultation with the FHLBanks, and appointed by the Finance Agency. The chair of the board of directors of the OF is chosen from among its independent directors and the vice chair is chosen from among all the directors of the OF. The initial chair and vice chair of the reconstituted OF board of directors were nominated by the three members of the OF board of directors as it existed prior to the effective date of the regulation, after consultation with the FHLBanks, and were appointed by the Finance Agency (the Bank’s President and Chief Executive Officer was appointed by the Finance Agency to serve as the initial vice chair). Following these appointments, the new OF board of directors was constituted at an initial organizational meeting held on July 20, 2010.
Once the initial terms of the independent directors expire or otherwise become vacant, independent directors will be elected by a majority vote of members of the OF board of directors, subject to the Finance Agency’s review of, and non-objection to, each candidate. The Finance Agency reserves the right to appoint a person as an independent director if it determines that the person intended to be elected as an independent director by the board of directors of the OF is not (in the Finance Agency’s opinion) suitably qualified. When the terms of the persons initially appointed as chair and vice chair expire or otherwise become vacant, subsequent chairs and vice chairs will be chosen in each case by a majority vote of the board of directors of the OF, subject to the Finance Agency’s right to reject any proposed chair or vice chair and to require the board of directors of the OF to select a replacement chair or vice chair.
The audit committee of the OF is comprised exclusively of the independent directors and has responsibility for overseeing the audit function of the OF and the preparation of the CFRs. For purposes of the CFRs, the audit committee shall ensure that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for the information submitted by the FHLBanks to the OF to be combined to create accurate and meaningful CFRs. The audit committee, in consultation with the Finance Agency, may establish common accounting policies and procedures for the information submitted by the FHLBanks to the OF for inclusion in the CFRs where it determines such information provided by the FHLBanks is inconsistent and that common accounting policies and procedures regarding that information are necessary to create accurate and meaningful CFRs. As permitted by the new regulation, the board of directors of the OF in place prior to the effective date of the new regulation will perform the duties of the audit committee with respect to the CFR that covers the interim reporting period that ended on June 30, 2010. Thereafter, the new OF audit committee will perform these duties.
The new regulation also includes provisions affecting certain governance matters, including requirements that (i) the Finance Agency must approve the OF’s bylaws and the charter of its audit committee; (ii) the OF’s board of directors must hold at least six in-person meetings each year; and (iii) with respect to indemnification and corporate governance, the OF may select as its applicable law the jurisdiction of the OF’s location (Virginia), the Delaware General Corporation Law, or the Revised Model Business Corporation Act, as amended.
Conservatorship and Receivership
The HER Act allows or requires the Director to appoint the Finance Agency as conservator or receiver for a FHLBank under certain circumstances specified in the HER Act. On July 9, 2010, the Finance Agency published a proposed rule with request for comment to establish a framework for conservatorship and receivership operations for a FHLBank. Comments on the proposed rule may be submitted to the Finance Agency through September 7, 2010.
Financial Condition
The following table provides selected period-end balances as of June 30, 2010 and December 31, 2009, as well as selected average balances for the six-month period ended June 30, 2010 and the year ended December 31, 2009. As shown in the table, the Bank’s total assets decreased by 12.3 percent (or $8.0 billion) between December 31, 2009 and June 30, 2010, due primarily to decreases of $5.8 billion, $1.3 billion and $0.8 billion in advances, held-to-maturity securities and short-term liquidity holdings, respectively. As the Bank’s assets decreased, the funding for those assets also decreased. During the six months ended June 30, 2010, total consolidated obligations decreased by $7.3 billion as consolidated obligation bonds and discount notes declined by $4.6 billion and $2.7 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2010			Balance at
		Increase (Decrease)		December 31,
	Balance	Amount	Percentage	2009
Advances	$41,454	$(5,809)	(12.3)%	$47,263
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	2,200	(1,400)	(38.9)	3,600
Federal funds sold	2,712	649	31.5	2,063
Held-to-maturity securities	10,097	(1,328)	(11.6)	11,425
Mortgage loans, net	235	(25)	(9.6)	260
Total assets	57,063	(8,029)	(12.3)	65,092
Consolidated obligations — bonds	46,956	(4,560)	(8.9)	51,516
Consolidated obligations — discount notes	6,070	(2,692)	(30.7)	8,762
Total consolidated obligations	53,026	(7,252)	(12.0)	60,278
Mandatorily redeemable capital stock	8	(1)	(11.1)	9
Capital stock	2,261	(271)	(10.7)	2,532
Retained earnings	407	51	14.3	356
Average total assets	59,370	(10,648)	(15.2)	70,018
Average capital stock	2,352	(397)	(14.4)	2,749
Average mandatorily redeemable capital stock	8	(48)	(85.7)	56

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of June 30, 2010 and December 31, 2009.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial banks	$35,391	87%	$41,924	89%
Thrift institutions	3,832	9	3,249	7
Credit unions	1,302	3	1,347	3
Insurance companies	336	1	301	1

Total member advances	40,861	100	46,821	100

Housing associates	26	—	11	—
Non-member borrowers	64	—	76	—

Total par value of advances	$40,951	100%	$46,908	100%

Total par value of advances outstanding to CFIs	$7,967	19%	$9,758	21%

At June 30, 2010 and December 31, 2009, the carrying value of the Bank’s advances portfolio totaled $41.5 billion and $47.3 billion, respectively. The par value of outstanding advances at those dates was $41.0 billion and $46.9 billion, respectively.
During the first six months of 2010, advances outstanding to the Bank’s ten largest borrowers decreased by $3.7 billion. Advances to Wells Fargo Bank South Central, National Association, Comerica Bank and International Bank of Commerce (the Bank’s three largest borrowers as of December 31, 2009) declined $2.0 billion, $1.0 billion and $0.7 billion, respectively. The remaining decline in outstanding advances of $2.2 billion during the first six months of 2010 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due, at least in part, to increases in members’ deposit levels and reduced lending activity by members due to weak economic conditions.
At June 30, 2010, advances outstanding to the Bank’s ten largest borrowers totaled $26.4 billion, representing 64.4 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $30.1 billion at December 31, 2009, representing 64.2 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of June 30, 2010.

TEN LARGEST BORROWERS AS OF JUNE 30, 2010
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$16,247	39.7%
Comerica Bank	Dallas	TX	5,000	12.2
Beal Bank Nevada (2)	Las Vegas	NV	1,339	3.3
Southside Bank	Tyler	TX	729	1.8
Bank of Texas, N.A.	Dallas	TX	600	1.5
First National Bank	Edinburg	TX	586	1.4
Arvest Bank	Rogers	AR	523	1.3
International Bank of Commerce	Laredo	TX	500	1.2
ViewPoint Bank	Plano	TX	445	1.1
Bank of Albuquerque, N.A.	Albuquerque	NM	400	0.9

			$26,369	64.4%

(1)	Formerly Wachovia Bank, FSB

(2)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of June 30, 2010 and December 31, 2009.
COMPOSITION OF ADVANCES
(Dollars in millions)

	June 30, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$4,026	9.8%	$5,164	11.0%
Maturity 1 month to 12 months	3,856	9.4	4,232	9.0
Maturity greater than 1 year	4,677	11.4	5,602	12.0
Fixed rate, amortizing	3,057	7.5	3,282	7.0
Fixed rate, putable	3,727	9.1	4,037	8.6

Total fixed rate advances	19,343	47.2	22,317	47.6

Floating rate advances
Maturity less than one month	271	0.7	11	—
Maturity 1 month to 12 months	5,728	14.0	5,052	10.8
Maturity greater than 1 year	15,609	38.1	19,528	41.6

Total floating rate advances	21,608	52.8	24,591	52.4

Total par value	$40,951	100.0%	$46,908	100.0%

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

Short-Term Liquidity Portfolio
At June 30, 2010, the Bank’s short-term liquidity portfolio was comprised of $2.7 billion of overnight federal funds sold to domestic counterparties and $2.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of overnight federal funds sold to domestic counterparties and $3.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
Long-Term Investments
At June 30, 2010 and December 31 2009, the Bank’s long-term investment portfolio (at carrying value) was comprised of approximately $10.0 billion and $11.4 billion, respectively, of mortgage-backed securities (“MBS”), all of which were LIBOR-indexed floating rate CMOs, and approximately $60 million of U.S. agency debentures. All of the Bank’s long-term investments were classified as held-to-maturity at both of these dates.
During the six months ended June 30, 2010, the Bank acquired (based on trade date) $1.1 billion of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac. During this same six-month period, the proceeds from maturities and paydowns of long-term securities totaled approximately $2.4 billion.
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
On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008, the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital. On June 30, 2008, the Office of Supervision approved the Bank’s submission, thereby raising the Bank’s MBS investment authority from 300 percent to 400 percent of its total regulatory capital.
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
At June 30, 2010, the Bank held $10.0 billion of MBS, which represented 375 percent of its total regulatory capital. Due to the expiration of the incremental MBS investment authority and shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase additional MBS throughout the remainder of 2010. Additionally, while the Bank currently has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments, it does not currently anticipate purchasing such securities in the foreseeable future.

On July 23, 2010, the Bank’s Board of Directors approved an amendment to the Bank’s Risk Management Policy which removes the Bank’s authority to purchase non-agency (i.e., private-label) MBS. With the exception of one security acquired in October 2006, the Bank has not acquired any non-agency MBS since 2005.
The following table provides the par amounts and carrying values of the Bank’s MBS portfolio as of June 30, 2010 and December 31, 2009.
COMPOSITION OF MBS PORTFOLIO
(In millions of dollars)

	June 30, 2010		December 31, 2009
	Par(1)	Carrying Value	Par(1)	Carrying Value
Floating rate CMOs
U.S. government guaranteed	$22	$22	$24	$24
Government-sponsored enterprises	9,708	9,586	10,985	10,835
Non-agency residential MBS	461	392	515	445

Total floating rate CMOs	10,191	10,000	11,524	11,304

Fixed rate MBS
Government-sponsored enterprises	3	3	3	3
Triple-A rated non-agency CMBS(2)	36	36	56	56

Total fixed rate MBS	39	39	59	59

Total MBS	$10,230	$10,039	$11,583	$11,363

(1)	Balances represent the principal amounts of the securities.

(2)	CMBS = Commercial mortgage-backed securities.
Gross unrealized losses on the Bank’s MBS investments decreased from $188 million at December 31, 2009 to $116 million at June 30, 2010. The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of June 30, 2010 and December 31, 2009.
GROSS UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	June 30, 2010		December 31, 2009
		Unrealized		Unrealized
	Gross	Losses as	Gross	Losses as
	Unrealized	Percentage of	Unrealized	Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost

Government-sponsored enterprises	$6	0.1%	$53	0.5%
Non-agency residential MBS	110	24.2%	135	26.5%

	$116		$188

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
As of June 30, 2010, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $110 million, which represented 24.2 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2010 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of certain of its non-agency RMBS, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at June 30, 2010. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of June 30, 2010 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

	Number of	Amortized	Carrying	Estimated	Unrealized
Credit Rating	Securities	Cost	Value	Fair Value	Losses
Triple-A	20	$169,977	$169,977	$155,365	$14,612
Double-A	4	36,217	36,217	28,292	7,925
Single-A	1	6,912	6,912	4,176	2,736
Triple-B	6	78,125	64,138	48,149	29,976
Double-B	4	38,195	26,755	22,382	15,813
Single-B	4	83,506	58,196	52,702	30,804
Triple-C	1	41,749	29,689	33,603	8,146

Total	40	$454,681	$391,884	$344,669	$110,012

During the period from July 1, 2010 through August 7, 2010, Fitch lowered its credit rating on the one security rated triple-C in the table above to double-C. This security is not rated by S&P and was rated single-B by Moody’s as of June 30, 2010. None of the Bank’s other non-agency RMBS holdings were downgraded during this period.
At June 30, 2010, the Bank’s portfolio of non-agency RMBS was comprised of 40 securities with an aggregate unpaid principal balance of $461 million: 21 securities with an aggregate unpaid principal balance of $227 million are backed by fixed rate loans and 19 securities with an aggregate unpaid principal balance of $234 million are backed by option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2009, the Bank’s non-agency RMBS portfolio had an aggregate unpaid principal balance of $515 million (the securities backed by fixed rate loans had an aggregate unpaid principal balance of $267 million while the securities backed by option ARM loans had an aggregate unpaid principal balance of $248 million). The following table provides a summary of the Bank’s non-agency RMBS as of June 30, 2010 by collateral type and year of securitization.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted	Credit Enhancement Statistics
		Unpaid				Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average(1)(3)	Average(1)	Current(4)
Fixed Rate Collateral
2006	1	$45	$42	$34	$8	13.70%	7.83%	8.89%	7.83%
2005	1	28	28	19	9	9.77%	10.09%	6.84%	10.09%
2004	5	28	28	26	2	3.87%	21.12%	6.01%	17.97%
2003	11	115	115	108	7	1.03%	6.83%	3.95%	5.13%
2002 and prior	3	11	11	10	1	6.47%	21.15%	4.44%	16.95%

	21	227	224	197	27	5.24%	9.87%	5.57%	5.13%

Option ARM Collateral
2005	17	221	218	140	78	32.62%	46.64%	42.56%	27.82%
2004	2	13	13	8	5	29.76%	35.53%	29.95%	32.93%

	19	234	231	148	83	32.46%	46.02%	41.86%	27.82%

Total non-agency RMBS	40	$461	$455	$345	$110	19.06%	28.22%	23.99%	5.13%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2010, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 6.30 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2009 is provided in the Bank’s 2009 10-K. There were no substantial changes in these concentrations during the six months ended June 30, 2010.
As of June 30, 2010, the Bank held six non-agency RMBS with an aggregate unpaid principal balance of $84 million that were labeled as Alt-A at the time of issuance. Four of the six Alt-A securities (with an aggregate unpaid principal balance of $45 million) are backed by fixed rate loans while the other two securities (with an aggregate unpaid principal balance of $39 million) are backed by option ARM loans. The Bank does not hold any MBS that were labeled as subprime at the time of issuance. The following table provides a summary as of June 30, 2010 of the Bank’s non-agency RMBS that were labeled as Alt-A at the time of issuance.
SECURITIES LABELED AS ALT-A AT THE TIME OF ISSUANCE
(dollars in millions)

						Weighted	Credit Enhancement Statistics
		Unpaid				Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average(1)(3)	Average(1)	Current(4)
2005	3	$68	$65	$42	$23	29.47%	28.71%	25.80%	10.09%
2004	1	6	6	6	—	8.98%	27.50%	6.85%	27.50%
2002 and prior	2	10	10	9	1	6.75%	20.36%	4.55%	16.95%

Total	6	$84	$81	$57	$24	25.23%	27.61%	21.85%	10.09%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2010, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 0.20 percent to 4.41 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

The Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2010. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report).
In addition to evaluating its non-agency RMBS under a base case (or best estimate) scenario, the Bank also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 17 percent over the 3- to 9-month period beginning April 1, 2010. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in each of the third and fourth years and 3 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 13 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of June 30, 2010 (as compared to 4 securities in the Bank’s base case scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.
NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

					Credit Losses	Hypothetical
					Recorded	Credit
					in Earnings	Losses Under		Current
	Year of	Collateral	Carrying	Fair	During the	Stress-Test	Collateral	Credit
	Securitization	Type(1)	Value	Value	Second Quarter	Scenario(2)	Delinquency(3)	Enhancement(4)
Security #1	2005	Alt-A/Option ARM	$7,293	$9,818	$379	$1,546	40.5%	35.9%
Security #2	2005	Alt-A/Option ARM	9,501	10,702	—	471	41.9%	50.2%
Security #3	2006	Alt-A/FixedRate	29,689	33,603	681	1,926	13.7%	7.8%
Security #4	2005	Alt-A/Option ARM	6,663	7,593	—	352	18.9%	47.9%
Security #5	2005	Alt-A/Option ARM	12,457	13,111	39	1,088	46.4%	47.3%
Security #6	2005	Alt-A/Option ARM	10,011	10,279	—	675	24.9%	27.8%
Security #7	2004	Alt-A/Option ARM	4,191	4,191	—	246	19.6%	32.9%
Security #8	2005	Alt-A/Option ARM	6,302	6,292	—	33	26.5%	46.7%
Security #9	2005	Alt-A/Option ARM	3,007	3,008	4	—	31.5%	46.6%
Security #10	2005	Alt-A/Option ARM	8,489	5,233	—	48	41.4%	45.8%
Security #11	2005	Alt-A/Option ARM	17,719	11,207	—	3	28.7%	45.8%
Security #12	2005	Alt-A/Option ARM	10,708	6,931	—	14	40.9%	50.3%
Security #13	2004	Alt-A/Option ARM	5,757	3,440	—	107	42.5%	38.8%
Security #14	2005	Alt-A/FixedRate	28,433	19,494	—	9	9.8%	10.1%

			$160,220	$144,902	$1,103	$6,518

(1)	Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the quarter ended June 30, 2010 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of June 30, 2010.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2010, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 0.85 percent to 6.30 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
In addition to its holdings of non-agency RMBS, as of June 30, 2010, the Bank held one non-agency commercial MBS with an unpaid principal balance, amortized cost and estimated fair value of $36 million, $36 million and $37 million, respectively. This security was issued in 2000. As of June 30, 2010, the security’s collateral delinquency (the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned) was 2.64 percent; at this same date, the current credit enhancement approximated 30.31 percent.
While substantially all of its MBS portfolio is comprised of CMOs with floating rate coupons ($10.2 billion par value at June 30, 2010) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2010, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($8.5 billion) was between 6.0 percent and 7.0 percent. As of June 30, 2010, one-month LIBOR rates were approximately 565 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $1.75 billion of interest rate caps with remaining maturities ranging from 42 months to 53 months as of June 30, 2010, and strike rates ranging from 6.00 percent to 6.50 percent and (ii) five forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other three forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and one-month LIBOR.
The Bank did not enter into any new stand-alone interest rate cap agreements during the six months ended June 30, 2010. During the three months ended June 30, 2010, the Bank terminated three interest rate caps with an aggregate notional amount of $750 million. The proceeds from these terminations totaled $1.4 million.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of June 30, 2010.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2014	$500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	500	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014 (1)	250	6.50%
Second quarter 2015 (2)	250	6.50%
Fourth quarter 2015 (1)	250	6.00%
Fourth quarter 2015 (1)	250	7.00%
Second quarter 2016 (2)	250	7.00%

	$3,000

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.

Consolidated Obligations and Deposits
As of June 30, 2010, the carrying values of the Bank’s consolidated obligation bonds and discount notes totaled $47.0 billion and $6.1 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $46.6 billion and the par value of the Bank’s outstanding discount notes was $6.1 billion. In comparison, at December 31, 2009, the carrying values of consolidated obligation bonds and discount notes totaled $51.5 billion and $8.8 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $51.2 billion and $8.8 billion, respectively.
During the six months ended June 30, 2010, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $4.6 billion due primarily to decreases in the Bank’s outstanding advances. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2010 and December 31, 2009.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	June 30, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Single-index floating rate	$23,170	49.7%	$20,560	40.2%
Fixed rate, non-callable	17,535	37.6	23,371	45.7
Fixed rate, callable	2,935	6.3	3,277	6.4
Callable step-up	2,402	5.2	3,473	6.8
Callable step-down	350	0.8	125	0.2
Conversion	205	0.4	365	0.7

Total par value	$46,597	100.0%	$51,171	100.0%

During the first quarter of 2010, a significant portion of the Bank’s funding needs were met through the issuance of discount notes and one-month LIBOR-indexed floating rate bonds. The Bank relied upon floating rate bonds during the first quarter in part because they were more readily available in larger volumes as compared to some of the Bank’s other traditional sources of LIBOR-indexed funds, such as swapped callable debt and short-maturity fixed rate, non-callable debt. Furthermore, through the issuance of the one-month LIBOR floating rate bonds, the Bank was able to maintain (and based on its then existing projections, expected to maintain in the near future) approximately equal balances of one-month LIBOR indexed assets and liabilities (including the effects of LIBOR basis swaps). The proceeds from the issuance of discount notes were generally used to fund shorter maturity assets such as money market investments and short-maturity advances.
During the second quarter of 2010, a significant portion of the Bank’s funding needs were met through the issuance of swapped fixed rate non-callable bonds, LIBOR-indexed floating rate bonds, swapped discount notes, and swapped floating rate bonds indexed to the daily federal funds rate. Due to concerns regarding the extent of the European sovereign debt problems, investors increased their demand for short-maturity high-quality debt, including FHLBank consolidated obligations. These concerns also led to an increase in LIBOR spot rates and a widening of interest rate swap spreads relative to debt spreads tied to high-quality benchmarks, including FHLBank consolidated obligations. The increased demand by investors for short-maturity consolidated obligations coupled with the widening in interest rate swap spreads enabled the Bank to issue two- and three-year fixed rate non-callable debt and convert them to favorable LIBOR-based costs through the use of interest rate swaps. Additionally, the spread between the rates on various money market instruments and LIBOR widened to an extent that the Bank was able to issue and interest rate swap federal fund floater bonds and discount notes at attractive spreads to LIBOR.
The average LIBOR cost (including the impact of associated interest rate swaps) of the consolidated obligation bonds issued by the Bank was approximately LIBOR minus 19 basis points during the fourth quarter of 2009, approximately LIBOR minus 16 basis points during the first quarter of 2010 and approximately LIBOR minus 17 basis points during the second quarter of 2010. The weighted average cost of consolidated obligation bonds issued by the Bank increased in the first quarter of 2010 as compared to the fourth quarter of 2009 due to a variety of factors including the availability of other high credit grade debt such as sovereign debt, the compression in interest rate swap spreads relative to high credit grade debt, and the conclusion of the Federal Reserve’s agency debt purchase program. The increased issuance of floating rate bonds, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR, also contributed to the Bank’s increased debt costs during the first quarter. The slight improvement in the average LIBOR cost of the consolidated obligation bonds issued by the Bank during the second quarter of 2010 was largely attributable to the increase in investor demand for short-term agency debt and the widening of swap spreads discussed above.
As discussed in the 2009 10-K, on March 4, 2010, the SEC issued amendments to its rules promulgated under the Investment Company Act of 1940, which govern money market funds. These amendments limit the amount of FHLBank consolidated obligations with remaining maturities greater than 60 days that a money market fund can hold. The requirements imposed by the amendments became effective on various dates during the second quarter of 2010. Traditionally, money market funds have been significant investors in FHLBank consolidated obligations. During the second quarter of 2010, the weighted average number of days to maturity of taxable money market funds contracted from 44 days to 36 days, which is the lowest weighted average number of days in 18 months. At this time, the Bank has not yet conclusively determined the effect that the amendments will have on its ability to issue consolidated obligations on favorable terms.
Demand and term deposits were $1.0 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $2.3 billion and $2.5 billion at June 30, 2010 and December 31, 2009, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $2.7 billion for the year ended December 31, 2009 to $2.4 billion for the six months ended June 30, 2010. The decrease in outstanding capital stock from December 31, 2009 to June 30, 2010 was attributable primarily to a decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances.
Mandatorily redeemable capital stock outstanding at June 30, 2010 and December 31, 2009 was $7.8 million and $9.2 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the six months ended June 30, 2010.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 29, 2010, April 30, 2010 and July 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2009, none of which was classified as mandatorily redeemable capital stock at the dates of repurchase.

Date of Repurchase	Shares	Amount of
by the Bank	Repurchased	Repurchase
January 29, 2010	1,065,595	$106,560
April 30, 2010	704,308	70,431
July 30, 2010	513,708	51,371
The following table presents outstanding capital stock, by type of institution, as of June 30, 2010 and December 31, 2009.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial banks	$1,904	84%	$2,200	87%
Thrifts	228	10	213	8
Credit unions	104	5	96	4
Insurance companies	25	1	23	1

Total capital stock classified as capital	2,261	100	2,532	100

Mandatorily redeemable capital stock	8	—	9	—

Total regulatory capital stock	$2,269	100%	$2,541	100%

At June 30, 2010 and December 31, 2009, the Bank’s ten largest shareholders held $1.2 billion and $1.4 billion, respectively, of capital stock, which represented 51.8 percent and 53.4 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of June 30, 2010.

TEN LARGEST SHAREHOLDERS AS OF JUNE 30, 2010
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$691,170	30.5%
Comerica Bank	Dallas	TX	230,244	10.1
Beal Bank Nevada (2)	Las Vegas	NV	59,394	2.6
Southside Bank	Tyler	TX	36,096	1.6
Arvest Bank	Rogers	AR	30,747	1.4
Bank of Texas, N.A.	Dallas	TX	28,255	1.2
International Bank of Commerce	Laredo	TX	26,695	1.2
First National Bank	Edinburg	TX	26,424	1.2
First Community Bank	Taos	NM	23,146	1.0
USAA Federal Savings Bank	San Antonio	TX	22,772	1.0

			$1,174,943	51.8%

(1)	Formerly Wachovia Bank, FSB

(2)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
All of the stock held by the ten institutions shown in the table above was classified as capital in the statement of condition as of June 30, 2010.
At June 30, 2010, the Bank’s excess stock totaled $233.5 million, which represented 0.4 percent of the Bank’s total assets as of that date.
During the six months ended June 30, 2010, the Bank’s retained earnings increased by $50.3 million, from $356.3 million to $406.6 million. During this same period, the Bank paid dividends on capital stock totaling $4.7 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first and second quarter 2010 dividend rates exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2009 and March 31, 2010, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2009 through December 31, 2009, was paid on March 31, 2010. The second quarter dividend, applied to average capital stock held during the period from January 1, 2010 through March 31, 2010, was paid on June 30, 2010.
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
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2009 10-K. At June 30, 2010, the Bank’s total risk-based capital requirement was $390.5 million, comprised of credit risk, market risk and operations risk capital requirements of $143.7 million, $156.7 million and $90.1 million, respectively.

In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at June 30, 2010 or December 31, 2009. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2010, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2010 and December 31, 2009, see “Item 1. Financial Statements” (specifically, Note 8 on page 23 of this report).
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.10 percent, which is higher than the 4.00 percent ratio required under the Finance Agency’s capital rules. At all times during the six months ended June 30, 2010, the Bank was in compliance with its operating target capital ratio.
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and forward agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 7 beginning on page 16 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of June 30, 2010 and December 31, 2009, the Bank’s notional balance of interest rate exchange agreements was $45.5 billion and $66.7 billion, respectively, while its total assets were $57.1 billion and $65.1 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of June 30, 2010 and December 31, 2009, and the net fair value changes recorded in earnings for each of those categories during the three and six months ended June 30, 2010 and 2009.

COMPOSITION OF DERIVATIVES

			Net Change in Fair Value(7)		Net Change in Fair Value(7)
	Total Notional at		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2010	December 31, 2009	2010	2009	2010	2009
	(In millions of dollars)		(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$7,960	$9,397	$—	$—	$—	$—
Long-haul method(2)	1,498	1,556	(325)	(205)	(101)	(1,590)
Economic hedges(3)	18	15	26	26	20	7

Total	9,476	10,968	(299)	(179)	(81)	(1,583)

Investments
Long-haul method(2)	—	—	—	(228)	—	(102)

Consolidated obligation bonds
Short-cut method(1)	—	95	—	—	—	—
Long-haul method(2)	20,429	27,519	(2,521)	3,369	(291)	58,902
Economic hedges(3)	2,475	8,195	(2,866)	16,759	(9,386)	15,922

Total	22,904	35,809	(5,387)	20,128	(9,677)	74,824

Consolidated obligation discount notes
Economic hedges(3)	2,398	6,414	862	5,207	(760)	(3,761)

Other economic hedges
Interest rate caps(4)	3,000	3,750	(6,755)	8,246	(35,708)	8,621
Basis swaps(5)	7,700	9,700	10,798	(26,737)	10,244	9,367
Forward rate agreement (6)	—	—	—	223	—	—
Member swaps (including offsetting swaps)	24	24	1	22	1	32

Total	10,724	13,474	4,044	(18,246)	(25,463)	18,020

Total derivatives	$45,502	$66,665	$(780)	$6,682	$(35,981)	$87,398

Total short-cut method	$7,960	$9,492	$—	$—	$—	$—
Total long-haul method	21,927	29,075	(2,846)	2,936	(392)	57,210
Total economic hedges	15,615	28,098	2,066	3,746	(35,589)	30,188

Total derivatives	$45,502	$66,665	$(780)	$6,682	$(35,981)	$87,398

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes.

(4)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(5)	At June 30, 2010, the Bank held $7.7 billion (notional) of interest rate basis swaps that were entered into to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $1.0 billion, $2.0 billion, $1.0 billion and $3.7 billion of these agreements expire in the first quarter of 2011, the second quarter of 2013, the second quarter of 2014 and the fourth quarter of 2018, respectively.

(6)	The Bank’s forward rate agreement hedged exposure to reset risk and expired in the second quarter of 2009.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges, the net change in fair value reflected in this table represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. As of June 30, 2010 and December 31, 2009, only cash collateral had been delivered under the terms of these collateral exchange agreements.
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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2010 and December 31, 2009.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Maximum	Cash	Cash
Credit	Number of	Notional		Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral
June 30, 2010
Aaa	1	$334.0		$1.1	$0.6	$0.5	$—
Aa(4)	10	36,158.3		84.8	77.8	5.5	1.5
A(5)	4	8,997.9		13.7	11.8	1.9	—
Excess collateral	—	—		—	4.6	—	—

Total	15	$45,490.2	(6)	$99.6	$94.8	$7.9	$1.5

December 31, 2009
Aaa	1	$543.0		$—	$—	$—	$—
Aa(4)	10	51,897.1		198.0	187.6	8.7	1.7
A(5)	4	14,212.7		25.9	17.0	8.9	—
Excess collateral	—	—		—	0.1	—	—

Total	15	$66,652.8	(6)	$223.9	$204.7	$17.6	$1.7

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of June 30, 2010 and December 31, 2009, respectively.

(2)	Includes amounts that had not settled as of June 30, 2010 and December 31, 2009.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on June 30, 2010 and December 31, 2009 credit exposures. Cash collateral totaling $7.9 million and $17.6 million was delivered under these agreements in early July 2010 and early January 2010, respectively.

(4)	The figures for Aa-rated counterparties as of June 30, 2010 and December 31, 2009 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $2.2 billion and $753 million as of June 30, 2010 and December 31, 2009, respectively. These transactions represented a credit exposure of $4.9 million and $1.9 million to the Bank as of June 30, 2010 and December 31, 2009, respectively.

(5)	The figures for A-rated counterparties as of June 30, 2010 and December 31, 2009 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $3.6 billion and $3.2 billion as of June 30, 2010 and December 31, 2009, respectively. These transactions did not represent a credit exposure to the Bank as of June 30, 2010 and represented a credit exposure of $2.2 million as of December 31, 2009.

(6)	Excludes $12.1 million (notional amount) of interest rate derivatives with members at both June 30, 2010 and December 31, 2009, respectively. This product offering is discussed in the paragraph below.
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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 106 percent at June 30, 2010. In comparison, this ratio was approximately 100 percent as of December 31, 2009. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended June 30, 2010 and 2009 was $39.4 million and $25.7 million, respectively. The Bank’s net income for the three months ended June 30, 2010 represented an annualized return on average capital stock (“ROCS”) of 7.00 percent, which was 681 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 3.66 percent for the three months ended June 30, 2009, which exceeded the average effective federal funds rate for that quarter by 348 basis points. Net income for the six months ended June 30, 2010 and 2009 was $55.0 million and $90.9 million, respectively. The Bank’s net income for the six months ended June 30, 2010 represented an ROCS of 4.71 percent, which was 455 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 6.35 percent for the six months ended June 30, 2009, which was 617 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three and six months ended June 30, 2010 and 2009, the effective rates approximated 26.5 percent. During the three months ended June 30, 2010 and 2009, the combined AHP and REFCORP assessments were $14.2 million and $9.3 million, respectively. During the six months ended June 30, 2010 and 2009, the combined AHP and REFCORP assessments were $19.9 million and $32.8 million, respectively.
Income Before Assessments
During the three months ended June 30, 2010 and 2009, the Bank’s income before assessments was $53.6 million and $35.0 million, respectively. As discussed in more detail below, the $18.6 million increase in income before assessments from period to period was attributable to a $53.7 million increase in net interest income, offset by a $33.9 million decrease in other income and a $1.2 million increase in other expense. The decrease in other income was due primarily to a $32.6 million decrease in net gains on derivatives and hedging activities.
The Bank’s income before assessments was $74.8 million and $123.7 million for the six months ended June 30, 2010 and 2009, respectively. As discussed in more detail below, this $48.9 million decrease in income before assessments from period to period was attributable to a $188.9 million decrease in other income (of which $186.2 million related to derivatives and hedging activities) and a $0.7 million increase in other expense, offset by a $140.7 million increase in net interest income.
The components of income before assessments (net interest income/expense, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income (Expense)
For the three months ended June 30, 2010 and 2009, the Bank’s net interest income was $68.4 million and $14.8 million, respectively. The Bank’s net interest income (expense) was $132.6 million and ($8.1 million) for the six months ended June 30, 2010 and 2009, respectively. As described further below, the Bank’s net interest income (expense) does not include net interest payments on economic hedge derivatives, which contributed significantly to the Bank’s overall income before assessments during the three and six months ended June 30, 2009. If these net interest payments had been included, net interest income would have improved by $28.5 million and $77.9 million for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. The increases in net interest income were due in large part to increases in the Bank’s net interest spread. Net interest income was also impacted (albeit to a far lesser extent) by changes in the average balances of earning assets from $71.4 billion and $72.8 billion for the three and six months ended June 30, 2009 to $56.1 billion and $58.9 billion for the corresponding periods in 2010.
For the three months ended June 30, 2010 and 2009, the Bank’s net interest margin was 48 basis points and 8 basis points, respectively. The Bank’s net interest margin was 45 basis points and (3) basis points for the six months ended June 30, 2010 and 2009, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread increased from 1 basis point and (10) basis points for the three and six months ended June 30, 2009, respectively, to 47 basis points and 43 basis points during the three and six months ended June 30, 2010, respectively. Due to lower short-term interest rates in 2010, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 7 basis points for the three and six months ended June 30, 2009 to 1 basis point and 2 basis points for the three and six months ended June 30, 2010.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the six months ended June 30, 2010, the Bank used approximately $8.6 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $2.4 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $3.6 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2009, the Bank used approximately $12.4 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $6.1 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $5.6 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $2.1 million and $10.6 million for the three and six months ended June 30, 2010, respectively, compared to $27.2 million and $73.3 million, respectively, for the corresponding periods in 2009. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts, which would have made its net interest income positive for the six months ended June 30, 2009. In addition, the Bank’s net interest margin would have been 50 basis points and 48 basis points for the three and six months ended June 30, 2010, respectively, compared to 23 basis points and 18 basis points for the comparable periods in 2009 and its net interest spread would have been 48 basis points and 47 basis points for the three and six months ended June 30, 2010, respectively, compared to 17 basis points and 11 basis points for the three and six months ended June 30, 2009, respectively. The increase in the Bank’s net interest spread for the three- and six-month periods was due largely to lower levels of short-term interest rates that increased the spread between the Bank’s fixed rate assets and its floating rate liabilities, improved debt costs relative to LIBOR, and higher yields on the Bank’s agency CMO portfolio.

The Bank’s net interest income for the three and six months ended June 30, 2010 was positively impacted by higher yields on the Bank’s CMO portfolio. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to repurchase loans that are at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial repurchases, which included delinquent loans that had accumulated up to that point in time, occurred during the period from February 2010 through May 2010, with additional purchases of delinquent loans expected to occur thereafter as needed. During the first quarter of 2010, Freddie Mac repurchased delinquent loans from the pools underlying its guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $6.6 million of accelerated accretion of the purchase discounts associated with the Freddie Mac CMOs owned by the Bank. During the second quarter of 2010, Fannie Mae repurchased delinquent loans from the pools underlying its guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $6.9 million of accelerated accretion of the purchase discounts associated with the Fannie Mae CMOs owned by the Bank. Repurchases by Freddie Mac did not significantly affect the Bank’s net interest income during the second quarter of 2010. Subsequent to the second quarter of 2010, the impact of these repurchases by Fannie Mae and Freddie Mac is expected to have a less significant effect on the Bank’s net interest income.
The Bank’s net interest spread for the first quarter of 2009 (and therefore its net interest spread for the six months ended June 30, 2009) was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this fixed rate debt was carried at a negative spread. The negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets was a significant contributor to the Bank’s negative net interest income for the six months ended June 30, 2009, much of which occurred early in the first quarter of 2009.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2010 and 2009.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(c)	Rate(a)(c)	Balance	Expense(c)	Rate(a)(c)
Assets
Interest-bearing deposits (b)	$156	$—	0.21%	$631	$—	0.15%
Federal funds sold	3,509	2	0.17%	3,485	1	0.16%
Investments
Trading	4	—	—	3	—	—
Available-for-sale (d)	—	—	—	8	—	0.60%
Held-to-maturity(d)	10,791	40	1.47%	11,716	38	1.29%
Advances (e)	41,427	84	0.82%	55,288	189	1.37%
Mortgage loans held for portfolio	242	3	5.51%	301	4	5.47%

Total earning assets	56,129	129	0.92%	71,432	232	1.30%
Cash and due from banks	587			19
Other assets	260			405
Derivatives netting adjustment (b)	(305)			(473)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities(d)	(67)			(26)

Total assets	$56,604	129	0.91%	$71,357	232	1.30%

Liabilities and Capital
Interest-bearing deposits (b)	$1,398	—	0.07%	$1,425	—	0.09%
Consolidated obligations
Bonds	47,429	58	0.49%	48,559	149	1.23%
Discount notes	4,788	2	0.20%	17,431	68	1.57%
Mandatorily redeemable capital stock and other borrowings	9	—	0.36%	80	—	0.18%

Total interest-bearing liabilities	53,624	60	0.45%	67,495	217	1.29%
Other liabilities	701			1,244
Derivatives netting adjustment (b)	(305)			(473)

Total liabilities	54,020	60	0.45%	68,266	217	1.27%

Total capital	2,584			3,091

Total liabilities and capital	$56,604		0.43%	$71,357		1.22%

Net interest income		$69			$15

Net interest margin			0.48%			0.08%
Net interest spread			0.47%			0.01%

Impact of non-interest bearing funds			0.01%			0.07%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2010 and 2009 in the table above include $156 million and $188 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the three months ended June 30, 2010 and 2009 in the table above include $149 million and $285 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $2.1 million and $27.2 million for the three months ended June 30, 2010 and 2009, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2010 and 2009.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(c)	Rate(a)(c)	Balance	Expense(c)	Rate(a)(c)
Assets
Interest-bearing deposits (b)	$141	$—	0.18%	$515	$—	0.18%
Federal funds sold	3,880	3	0.14%	3,584	3	0.16%
Investments
Trading	4	—	—	3	—	—
Available-for-sale (d)	—	—	—	55	—	1.69%
Held-to-maturity(d)	11,110	78	1.40%	11,593	79	1.36%
Advances (e)	43,528	168	0.78%	56,788	446	1.57%
Mortgage loans held for portfolio	248	7	5.53%	310	8	5.51%

Total earning assets	58,911	256	0.87%	72,848	536	1.47%
Cash and due from banks	548			20
Other assets	296			465
Derivatives netting adjustment (b)	(319)			(527)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities(d)	(66)			(13)

Total assets	$59,370	256	0.87%	$72,793	536	1.47%

Liabilities and Capital
Interest-bearing deposits (b)	$1,502	—	0.05%	$1,571	1	0.14%
Consolidated obligations
Bonds	49,062	117	0.48%	48,794	376	1.54%
Discount notes	5,690	6	0.21%	18,755	167	1.79%
Mandatorily redeemable capital stock and other borrowings	9	—	0.48%	79	—	0.15%

Total interest-bearing liabilities	56,263	123	0.44%	69,199	544	1.57%
Other liabilities	759			980
Derivatives netting adjustment (b)	(319)			(527)

Total liabilities	56,703	123	0.44%	69,652	544	1.56%

Total capital	2,667			3,141

Total liabilities and capital	$59,370		0.42%	$72,793		1.50%

Net interest income (expense)		$133			$(8)

Net interest margin			0.45%			(0.03%)
Net interest spread			0.43%			(0.10%)

Impact of non-interest bearing funds			0.02%			0.07%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2010 and 2009 in the table above include $141 million and $199 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the six months ended June 30, 2010 and 2009 in the table above include $179 million and $330 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $10.6 million and $73.3 million for the six months ended June 30, 2010 and 2009, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2010 and 2009 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Six Months Ended
	June 30, 2010 vs. 2009			June 30, 2010 vs. 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Federal funds sold	—	1	1	—	—	—
Investments
Trading	—	—	—	—	—	—
Available-for-sale	—	—	—	—	—	—
Held-to-maturity	(3)	5	2	(3)	2	(1)
Advances	(40)	(65)	(105)	(87)	(191)	(278)
Mortgage loans held for portfolio	(1)	—	(1)	(1)	—	(1)

Total interest income	(44)	(59)	(103)	(91)	(189)	(280)

Interest expense:
Interest-bearing deposits	—	—	—	—	(1)	(1)
Consolidated obligations:
Bonds	(3)	(88)	(91)	2	(261)	(259)
Discount notes	(30)	(36)	(66)	(71)	(90)	(161)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—

Total interest expense	(33)	(124)	(157)	(69)	(352)	(421)

Changes in net interest income	$(11)	$65	$54	$(22)	$163	$141

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2010 and 2009. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$1,855	$(59)	$8,904	$(634)
Economic hedge derivatives related to consolidated obligation discount notes	557	8,770	2,303	17,003
Stand-alone economic hedge derivatives (basis swaps)	(319)	18,743	(597)	57,287
Stand-alone economic hedge derivatives (forward rate agreement)	—	(220)	—	(304)
Member/offsetting swaps	1	—	2	—
Economic hedge derivatives related to advances	(26)	(13)	(49)	(16)

Total net interest income associated with economic hedge derivatives	2,068	27,221	10,563	73,336

Gains (losses) related to economic hedge derivatives
Gains (losses) related to stand-alone derivatives (basis swaps)	10,798	(26,737)	10,244	9,367
Gains on forward rate agreement	—	223	—	—
Gains (losses) on federal funds floater swaps	(2,866)	16,759	(9,386)	15,922
Gains (losses) on interest rate caps related to held-to-maturity securities	(6,755)	8,246	(35,708)	8,621
Gains (losses) on discount note swaps	862	5,207	(760)	(3,761)
Net gains on member/offsetting swaps	1	22	1	32
Gains related to other economic hedge derivatives (advance swaps and caps)	26	26	20	7

Total fair value gains (losses) related to economic hedge derivatives	2,066	3,746	(35,589)	30,188

Gains (losses) related to fair value hedge ineffectiveness
Net losses on advances and associated hedges	(325)	(205)	(101)	(1,590)
Net gains (losses) on CO(1) bonds and associated hedges	(2,521)	3,369	(291)	58,902
Net losses on AFS(2) securities and associated hedges	—	(228)	—	(102)

Total fair value hedge ineffectiveness	(2,846)	2,936	(392)	57,210

Net gains (losses) on unhedged trading securities (3)	(235)	257	(116)	178
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(1,103)	(654)	(1,671)	(671)
Gains on early extinguishment of debt	—	176	—	176
Realized gain on sale of AFS(2) security	—	—	—	843
Service fees	794	854	1,357	1,482
Other, net	1,480	1,565	2,939	3,241

Total other	936	2,198	2,509	5,249

Total other income (loss)	$2,224	$36,101	$(22,909)	$165,983

(1)	Consolidated obligations

(2)	Available-for-sale

(3)	Unhedged trading securities consist solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.
The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of June 30, 2010, the Bank’s federal funds floater swaps had an aggregate notional amount of $2.5 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation bonds) and therefore can be a considerable source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At June 30, 2010, the carrying values of the Bank’s federal funds floater swaps totaled $0.7 million, excluding net accrued interest receivable.

The Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of June 30, 2010, the Bank’s discount note swaps had an aggregate notional balance of $2.4 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At June 30, 2010, the carrying values of the Bank’s stand-alone discount note swaps totaled $1.1 million, excluding net accrued interest receivable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of June 30, 2010, the Bank was a party to 9 interest rate basis swaps with an aggregate notional amount of $7.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the three months ended June 30, 2010, the Bank sold two interest rate basis swaps (each with a $500 million notional balance); proceeds from these sales totaled $0.9 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on these transactions. During the three months ended March 31, 2010, the Bank sold a portion of an interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million. At June 30, 2010, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $26.4 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps, discount note swaps and interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments aggregating $28.2 million will ultimately reverse in future periods in the form of unrealized losses. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps and discount note swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in interest rates, the Bank held (as of June 30, 2010) ten interest rate cap agreements having a total notional amount of $3.0 billion. The premiums paid for these caps totaled $38.8 million. During the three months ended June 30, 2010, the Bank sold three interest rate caps with an aggregate notional amount of $750 million; proceeds from these sales totaled $1.4 million. No stand-alone interest rate caps were purchased or terminated during the six months ended June 30, 2009 (during this period, six interest rate cap agreements with a notional amount of $1.75 billion expired). The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can also be a source of considerable volatility in the Bank’s earnings.
At June 30, 2010, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $14.1 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods. The losses on the caps during the three and six months ended June 30, 2010 were primarily attributable to a decline in interest rates.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. Prior to their sale or maturity, substantially all of the Bank’s available-for-sale securities were also hedged with interest rate swaps. These hedging relationships are (or were in the case of the Bank’s available-for-sale securities) designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of ($2.8 million) and $2.9 million for the three months ended June 30, 2010 and 2009, respectively, and net gains (losses) of ($0.4 million) and $57.2 million for the six months ended June 30, 2010 and 2009, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During both the three months ended June 30, 2010 and 2009, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships was $26,000. The net gains relating to these derivatives totaled $20,000 and $7,000 for the six months ended June 30, 2010 and 2009, respectively.
As set forth in the table on page 63, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in the first half of 2009 as compared to the first half of 2010. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates decrease dramatically between the reset date and the valuation date (as they did during the fourth quarter of 2008), discounting the higher coupon rate cash flows being paid on the floating rate leg at the prevailing lower rate until the swap’s next reset date can result in ineffectiveness-related losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. Because the Bank typically holds its consolidated obligation bond interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008, the Bank recognized ineffectiveness-related losses during the year ended December 31, 2008 of $55.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these ineffectiveness-related losses substantially reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the remainder of 2009 and the first half of 2010, resulting in significantly lower ineffectiveness-related gains and losses during those periods.
Because the Bank had a much smaller balance of swapped assets than liabilities and a significant portion of those assets qualified for and were designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities during the three months ended March 31, 2009.
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report).
During the first six months of 2009, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three and six months ended June 30, 2009, the Bank repurchased $8.7 million of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $176,000. The Bank did not extinguish any debt during the six months ended June 30, 2010. No consolidated obligations were transferred to other FHLBanks during the six months ended June 30, 2010 or 2009.

There were no sales of long-term investments during the six months ended June 30, 2010. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise MBS) with an amortized cost (determined by the specific identification method) of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. There were no other sales of long-term investments during the six months ended June 30, 2009.
In the table on page 63, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. Letter of credit fees totaled $1.4 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, letter of credit fees totaled $2.9 million and $3.1 million, respectively. At June 30, 2010, outstanding letters of credit totaled $4.6 billion.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $17.0 million and $34.9 million for the three and six months ended June 30, 2010, respectively, compared to $15.8 million and $34.2 million for the corresponding periods in 2009.
Compensation and benefits were $9.6 million and $19.6 million for the three and six months ended June 30, 2010, respectively, compared to $8.5 million and $18.3 million for the corresponding periods in 2009. The increases of $1.1 million and $1.3 million, respectively, were due primarily to increases in the Bank’s average headcount and cost-of-living and merit increases, as well as increases in expenses associated with the Bank’s short-term incentive compensation plan. The Bank’s average headcount increased from 192 and 191 employees during the three and six months ended June 30, 2009, respectively, to 201 and 199 employees during the corresponding periods in 2010. At June 30, 2010, the Bank employed 200 people. The increase in short-term incentive compensation expense is attributable to higher anticipated goal achievement in 2010 as compared to 2009.
Other operating expenses for the three and six months ended June 30, 2010 were $6.4 million and $13.0 million, respectively, compared to $6.2 million and $13.7 million, respectively, for the corresponding periods in 2009. The decrease in other operating expenses during the six-month period was attributable to costs associated with the Bank’s financial support of the relief efforts relating to Hurricanes Gustav and Ike in 2009. In late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. Approximately $2.3 million and $0.3 million of these funds were disbursed during the first and second quarters of 2009, respectively. Similar disbursements were not made during 2010. Absent the impact of the hurricane relief program, other operating expenses increased $0.5 million and $1.9 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases were attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.0 million and $2.2 million for the three and six months ended June 30, 2010, respectively, compared to $1.1 million and $2.2 million for the corresponding periods in 2009.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended June 30, 2010 and 2009, the Bank’s AHP assessments totaled $4.4 million and $2.9 million, respectively. The Bank’s AHP assessments totaled $6.1 million and $10.1 million for the six months ended June 30, 2010 and 2009, respectively.

Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended June 30, 2010 and 2009, the Bank charged $9.8 million and $6.4 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $13.7 million and $22.7 million for the six months ended June 30, 2010 and 2009, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2009 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2010.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. Overnight federal funds typically comprise the large majority of the portfolio. At June 30, 2010, the Bank’s short-term liquidity portfolio was comprised of $2.7 billion of overnight federal funds sold to domestic counterparties and $2.2 billion of non-interest bearing deposits maintained at the Federal Reserve Bank of Dallas.
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
As discussed more fully in the Bank’s 2009 10-K, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”) on June 23, 2006. The Contingency Agreement and related procedures were entered into in order to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. Specifically, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Contingency Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. A FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Contingency Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Contingency Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-

Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”). Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2010 or 2009.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2010, the Bank’s estimated operational liquidity requirement was $1.5 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $11.9 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2010, the Bank’s estimated contingent liquidity requirement was $4.6 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.9 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2009 is provided in the Bank’s 2009 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2010.
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
Historically, the Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Because the Bank generally purchases mortgage-backed securities with the intent and expectation of holding them to maturity, the

Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As recent liquidity discounts in the prices for some of these securities have indicated, these interest rate factors may not necessarily be the same factors that are driving the market prices of the securities.
The Bank’s Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Risk Management Policy.
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the six months ended June 30, 2010.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2009 through June 2010. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)
December 2009	$2.836	$2.520	-11.14%	$2.947	3.91%	$2.700	-4.80%	$2.908	2.54%

January 2010	2.727	2.466	-9.57%	2.829	3.74%	2.620	-3.92%	2.795	2.49%
February 2010	2.828	2.528	-10.61%	2.967	4.92%	2.697	-4.63%	2.920	3.25%
March 2010	2.743	2.433	-11.30%	2.873	4.74%	2.608	-4.92%	2.827	3.06%

April 2010	2.627	2.367	-9.90%	2.738	4.23%	2.516	-4.23%	2.701	2.82%
May 2010	2.590	2.378	-8.19%	2.667	2.97%	2.504	-3.32%	2.647	2.20%
June 2010	2.760	2.506	-9.20%	2.909	5.40%	2.651	-3.95%	2.849	3.22%

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

(3)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2009 through June 2010.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2009	0.46	(0.31)	0.15	3.65	6.04	7.90	2.49	1.73

January 2010	0.44	(0.33)	0.11	2.93	5.34	7.00	1.86	0.98
February 2010	0.49	(0.33)	0.16	3.75	5.86	7.20	2.58	1.19
March 2010	0.50	(0.33)	0.17	4.09	6.22	7.86	3.02	1.81

April 2010	0.48	(0.33)	0.15	3.34	5.37	7.09	2.42	1.20
May 2010	0.44	(0.35)	0.09	2.36	4.39	6.08	1.53	0.50
June 2010	0.47	(0.32)	0.15	3.44	4.99	6.33	3.26	2.35

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, for the 10-year maturity point key rate duration, the Bank has established a separate limit of 15 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first six months of 2010.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following is intended to provide updated information with regard to risk factors included in our 2009 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2010. The specific risk factors being updated are: (1) “Changes in the regulatory environment could negatively impact our operations and financial results and condition,” (2) “Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies,” and (3) “A natural disaster, especially one affecting our region, could adversely affect our profitability or financial condition.” Risk factors (1) and (2) are updated as set forth below and these updates should be read in conjunction with the corresponding risk factors as set forth in our 2009 10-K. Risk factor (3) is updated and restated in its entirety as set forth below and supersedes the corresponding risk factor in our 2009 10-K. The three risk factors noted above, as updated or restated as the case may be, remain applicable to our business as do the other risk factors contained in our 2009 10-K.
Changes in the regulatory environment could negatively impact our operations and financial results and condition.
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act makes significant changes to a number of aspects of the regulation of financial institutions. This legislation contains several provisions that could impact us and/or our members.
Under the Dodd-Frank Act, if the Financial Stability Oversight Council (the “Council”) established by the legislation decided that we were a nonbank financial company whose material financial distress could pose a threat to the financial stability of the United States, then we could be subject to supervision by the Board of Governors of the Federal Reserve System (the “Board of Governors”). Additionally, if our financial activities were determined to have the potential to create significant financial risk to the United States markets, the Council could recommend that the Finance Agency impose new or heightened standards and safeguards on us. Further, the legislation also contains provisions that will regulate the over-the-counter derivatives market.
The Dodd-Frank Act also contains a number of provisions that, while they may not directly affect us, could affect our members. For example, the legislation establishes a special insolvency regime to address the failure of a financial company, eliminates the Office of Thrift Supervision, establishes a Federal Insurance Office to monitor and identify issues with respect to the insurance industry, establishes certain entities charged with investor and consumer protection, and imposes additional regulation on mortgage originators and residential mortgage loans.

Because the Dodd-Frank Act requires several entities (among them, the Council, Board of Governors, and the SEC) to issue a number of regulations, orders, determinations, and reports, the full effect of this legislation on us and our activities, and on our members and their activities, will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For a more complete discussion of the Dodd-Frank Act, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative Developments.”
On May 3, 2010, the Finance Agency published a final rule regarding the composition, duties and responsibilities of the Board of Directors of the Office of Finance and its Audit Committee. Pursuant to the rule, the Board of Directors of the Office of Finance now consists of the presidents of each of the 12 Federal Home Loan Banks, plus five independent directors. The five independent directors now comprise the Audit Committee. Under the final rule, and as previously existed, no FHLBank shareholders are represented on the Board of Directors of the Office of Finance. Further, the final rule gives the Office of Finance Audit Committee the authority under certain circumstances to establish common accounting policies for the information submitted by the FHLBanks to the Office of Finance for inclusion in the combined financial reports. For a more complete discussion of this rule, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies.
As noted above, the Dodd-Frank Act contains provisions that will regulate the over-the-counter derivatives market. These provisions could impede our ability to use appropriate derivatives products as interest rate hedging tools. The legislation provides for increased margin, collateral and capital requirements relating to derivatives that could increase the necessary cost of hedging our balance sheet risk and therefore could negatively impact our results of operations. If we are determined to be a major swap participant within the meaning of the Dodd-Frank Act, we will be required to register with the Commodity Futures Trading Commission.
A natural or man-made disaster, especially one affecting our region, could adversely affect our profitability or financial condition.
Portions of our district are subject to risks from hurricanes, tornadoes, floods and other natural disasters. In addition to natural disasters, our business could be negatively impacted by man-made disasters. Such natural or man-made disasters may damage or dislocate our members’ facilities, may damage or destroy collateral pledged to secure advances or other extensions of credit, may adversely affect the livelihood of MPF borrowers or members’ customers or otherwise cause significant economic dislocation in the affected areas. If this were to occur, our business could be negatively impacted.
During the second quarter of 2010, the Deepwater Horizon offshore drilling rig exploded in the Gulf of Mexico, causing the largest oil spill in U.S. history. While a final determination of the extent of the environmental damage and negative economic impact to gulf coast areas cannot be made at this time, the oil spill has already had an adverse impact on several industries in the region. In addition, the U.S. Government has imposed a moratorium on certain offshore drilling activities through November 30, 2010. These events have had and are likely to continue to have a negative impact on the economies in those areas within our district that are heavily dependent on the oil and gas, fishing and tourism industries.
While BP p.l.c., the majority owner of the well, has committed to fund an escrow account of $20 billion that will be available to reimburse losses resulting from the oil spill, and BP p.l.c. and others may be liable if qualifying losses exceed $20 billion, we are uncertain to what extent direct and/or indirect losses incurred by businesses in our district will qualify for reimbursement from the escrow account or other sources.
Member financial institutions in the affected areas may be adversely affected in a variety of ways by the oil spill, including the inability of their borrowers to repay loans made by the institutions, damage to the borrowers’ properties that serve as collateral for the loans made by the institutions, and a reduction in customer demand for loans as a result of weakened economic conditions. We are unable to determine the timing or extent of recovery of the local economies in which affected members operate and what impact reimbursements from BP p.l.c. or other parties will have on borrowers’ ability to rebuild their businesses and repay outstanding loans. Accordingly, the degree to which our members in the affected areas will be impacted is uncertain.

Significant borrower defaults on loans made by our members could cause members to fail. If one or more member institutions fail, and if the value of the collateral pledged to secure advances from us has declined below the amount borrowed, we could incur a credit loss that would adversely affect our financial condition and results of operations. A decline in the local economies in which our members operate could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise either from the failure of one or more of our members or from a decline in member funding needs.
ITEM 6. EXHIBITS

10.1	Form of 2010 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 28, 2010 and filed with the SEC on June 4, 2010, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
August 12, 2010	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

August 12, 2010	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1	Form of 2010 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 28, 2010 and filed with the SEC on June 4, 2010, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.