Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Dallas
filed 2010-11-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
At October 31, 2010, the registrant had outstanding 15,732,984 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$4,572,767	$3,908,242
Interest-bearing deposits	252	233
Federal funds sold	6,060,000	2,063,000
Trading securities (Notes 3 and 11)	4,004,828	4,034
Held-to-maturity securities (a) (Notes 4 and 11)	9,320,011	11,424,552
Advances (Note 5)	27,341,487	47,262,574
Mortgage loans held for portfolio, net of allowance for credit losses of $234 and $240 at September 30, 2010 and December 31, 2009, respectively	222,131	259,617
Accrued interest receivable	46,095	60,890
Premises and equipment, net	25,131	24,789
Derivative assets (Notes 8 and 11)	24,800	64,984
Other assets	26,779	19,161

TOTAL ASSETS	$51,644,281	$65,092,076

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$974,871	$1,462,554
Non-interest bearing	24	37

Total deposits	974,895	1,462,591

Consolidated obligations, net (Note 6)
Discount notes	3,301,048	8,762,028
Bonds	41,919,784	51,515,856

Total consolidated obligations, net	45,220,832	60,277,884

Mandatorily redeemable capital stock	6,894	9,165
Accrued interest payable	138,976	179,248
Affordable Housing Program (Note 7)	40,782	43,714
Payable to REFCORP	6,848	9,912
Derivative liabilities (Notes 8 and 11)	—	486
Other liabilities, including $2,391 of optional advance commitments carried at fair value under the fair value option at September 30, 2010 (Notes 3 and 11)	3,044,845	287,044

Total liabilities	49,434,072	62,270,044

Commitments and contingencies (Note 12)

CAPITAL (Note 9)
Capital stock – Class B putable ($100 par value) issued and outstanding shares:
18,355,321 and 25,317,146 shares at September 30, 2010 and December 31, 2009, respectively	1,835,532	2,531,715
Retained earnings	431,890	356,282
Accumulated other comprehensive income (loss)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(57,788)	(66,584)
Postretirement benefits	575	619

Total accumulated other comprehensive income (loss)	(57,213)	(65,965)

Total capital	2,210,209	2,822,032

TOTAL LIABILITIES AND CAPITAL	$51,644,281	$65,092,076

(a)	Fair values: $9,412,156 and $11,381,786 at September 30, 2010 and December 31, 2009, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$86,973	$125,138	$249,343	$559,921
Prepayment fees on advances, net	3,567	1,510	9,922	12,164
Interest-bearing deposits	106	64	223	243
Federal funds sold	1,408	1,245	4,019	4,094
Trading securities	23	—	23	—
Available-for-sale securities	—	1	—	469
Held-to-maturity securities	29,899	38,166	107,736	116,818
Mortgage loans held for portfolio	3,159	3,850	10,018	12,397
Other	7	99	15	369

Total interest income	125,142	170,073	381,299	706,475

INTEREST EXPENSE
Consolidated obligations
Bonds	67,469	104,588	184,512	480,476
Discount notes	2,854	31,766	8,965	199,230
Deposits	125	182	512	1,248
Mandatorily redeemable capital stock	7	25	27	81
Other borrowings	1	2	3	4

Total interest expense	70,456	136,563	194,019	681,039

NET INTEREST INCOME	54,686	33,510	187,280	25,436

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(28,157)	(7,031)	(79,942)
Net non-credit portion of impairment losses recognized in other comprehensive income	(379)	25,845	4,981	76,959

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(379)	(2,312)	(2,050)	(2,983)

Service fees	779	856	2,136	2,338
Net gain on trading securities	303	286	187	464
Realized gain on sale of available-for-sale security	—	—	—	843
Net gains (losses) on derivatives and hedging activities	(2,644)	14,080	(28,062)	174,814
Gains on other liabilities carried at fair value under the fair value option	124	—	124	—
Gains on early extinguishment of debt	176	—	176	176
Other, net	1,467	1,476	4,406	4,717

Total other income (loss)	(174)	14,386	(23,083)	180,369

OTHER EXPENSE
Compensation and benefits	9,226	15,859	28,846	34,158
Other operating expenses	6,976	6,996	19,976	20,719
Finance Agency	622	561	1,950	1,724
Office of Finance	405	464	1,312	1,503

Total other expense	17,229	23,880	52,084	58,104

INCOME BEFORE ASSESSMENTS	37,283	24,016	112,113	147,701

Affordable Housing Program	3,044	1,963	9,154	12,065
REFCORP	6,848	4,410	20,592	27,127

Total assessments	9,892	6,373	29,746	39,192

NET INCOME	$27,391	$17,643	$82,367	$108,509

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2010	25,317	$2,531,715	$356,282	$(65,965)	$2,822,032

Proceeds from sale of capital stock	3,257	325,700	—	—	325,700
Repurchase/redemption of capital stock	(10,283)	(1,028,273)	—	—	(1,028,273)
Shares reclassified to mandatorily redeemable capital stock	(2)	(231)	—	—	(231)
Comprehensive income
Net income	—	—	82,367	—	82,367
Other comprehensive income (loss) (a)	—	—	—	8,752	8,752

Total comprehensive income	—	—	—	—	91,119

Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(136)	—	(136)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)
Stock	66	6,621	(6,621)	—	—

BALANCE, SEPTEMBER 30, 2010	18,355	$1,835,532	$431,890	$(57,213)	$2,210,209

BALANCE, JANUARY 1, 2009	32,238	$3,223,830	$216,025	$(1,435)	$3,438,420

Proceeds from sale of capital stock	4,300	430,042	—	—	430,042
Repurchase/redemption of capital stock	(9,467)	(946,695)	—	—	(946,695)
Shares reclassified to mandatorily redeemable capital stock	(1,048)	(104,808)	—	—	(104,808)
Comprehensive income
Net income	—	—	108,509	—	108,509
Other comprehensive income (loss) (a)	—	—	—	(70,584)	(70,584)

Total comprehensive income	—	—	—	—	37,925

Dividends on capital stock (at 0.29 percent annualized rate)
Cash	—	—	(136)	—	(136)
Mandatorily redeemable capital stock	—	—	(101)	—	(101)
Stock	65	6,479	(6,479)	—	—

BALANCE, SEPTEMBER 30, 2009	26,088	$2,608,848	$317,818	$(72,019)	$2,854,647

(a)	For the three months ended September 30, 2010 and 2009, total comprehensive income (loss) of $32,385 and ($5,033), respectively, includes net income of $27,391 and $17,643, respectively, and other comprehensive income (loss) of $4,994 and ($22,676), respectively. For the components of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, see Note 15.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$82,367	$108,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(82,757)	(137,137)
Concessions on consolidated obligation bonds	7,093	6,274
Premises, equipment and computer software costs	4,548	3,900
Non-cash interest on mandatorily redeemable capital stock	20	133
Realized gain on sale of available-for-sale security	—	(843)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	2,050	2,983
Gains on early extinguishment of debt	(176)	(176)
Gains on other liabilities carried at fair value under the fair value option	(124)	—
Net increase in trading securities	(941)	(440)
Loss due to change in net fair value adjustment on derivative and hedging activities	123,301	30,189
Decrease in accrued interest receivable	14,771	78,480
Decrease (increase) in other assets	(9,664)	1,230
Decrease in Affordable Housing Program (AHP) liability	(2,932)	(161)
Decrease in accrued interest payable	(40,286)	(305,504)
Decrease in excess REFCORP contributions	—	16,881
Increase (decrease) in payable to REFCORP	(3,064)	4,408
Increase in other liabilities	6,368	4,505

Total adjustments	18,207	(295,278)

Net cash provided by (used in) operating activities	100,574	(186,769)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(110,428)	3,576,444
Net increase in federal funds sold	(3,997,000)	(1,441,000)
Increase in short-term trading securities held for investment	(999,910)	—
Proceeds from maturities of long-term held-to-maturity securities	3,230,753	2,399,626
Purchases of long-term held-to-maturity securities	(1,078,810)	(2,710,120)
Proceeds from maturities of available-for-sale securities	—	42,506
Proceeds from sale of available-for-sale security	—	87,019
Principal collected on advances	202,765,577	361,977,247
Advances made	(182,589,155)	(351,288,076)
Principal collected on mortgage loans held for portfolio	37,047	54,229
Purchases of premises, equipment and computer software	(5,103)	(9,335)

Net cash provided by investing activities	17,252,971	12,868,540

FINANCING ACTIVITIES
Net decrease in deposits and pass-through reserves	(889,328)	(523,744)
Net proceeds from (payments on) derivative contracts with financing elements	(14,614)	59,431
Net proceeds from issuance of consolidated obligations
Discount notes	100,424,313	226,942,709
Bonds	23,194,842	35,601,995
Debt issuance costs	(4,729)	(6,816)
Payments for maturing and retiring consolidated obligations
Discount notes	(105,876,304)	(232,860,772)
Bonds	(32,817,969)	(39,932,328)
Proceeds from issuance of capital stock	325,700	430,042
Proceeds from issuance of mandatorily redeemable capital stock	97	73
Payments for redemption of mandatorily redeemable capital stock	(2,619)	(186,821)
Payments for repurchase/redemption of capital stock	(1,028,273)	(946,695)
Cash dividends paid	(136)	(136)

Net cash used in financing activities	(16,689,020)	(11,423,062)

Net increase in cash and cash equivalents	664,525	1,258,709
Cash and cash equivalents at beginning of the period	3,908,242	20,765

Cash and cash equivalents at end of the period	$4,572,767	$1,279,474

Supplemental Disclosures:
Interest paid	$194,555	$992,575

AHP payments, net	$12,086	$12,226

REFCORP payments	$23,656	$5,838

Stock dividends issued	$6,621	$6,479

Dividends paid through issuance of mandatorily redeemable capital stock	$2	$101

Capital stock reclassified to mandatorily redeemable capital stock	$231	$104,808

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
     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency residential mortgage-backed securities for other-than-temporary impairment (“OTTI”). Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.
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

     Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance that amends the consolidation guidance for variable interest entities (“VIEs”). This guidance eliminates the exemption for qualifying special purpose entities, establishes a more qualitative evaluation to determine the primary beneficiary based on power and the obligation to absorb losses or right to receive benefits, and requires ongoing reassessments to determine if an entity must consolidate a VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Bank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The Bank evaluated its investments in VIEs during the nine months ended September 30, 2010 and determined that consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision-maker nor does it have the unilateral ability to replace a key decision-maker. Additionally, because the Bank holds the senior interest, rather than the residual interest, in these investments, the Bank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. Therefore, the Bank’s adoption of this guidance on January 1, 2010 has not had any impact on its results of operations or financial condition.
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
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The adoption of this ASU will not have any impact on the Bank’s results of operations or financial condition. The Bank has not yet fully assessed the impact that this guidance will have on its financial statement footnote disclosures.
Note 3—Trading Securities
     Trading securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
U.S. Treasury Bills	$3,999,853	$—
Other	4,975	4,034

Total	$4,004,828	$4,034

     In the above table, U.S. Treasury Bills includes four securities that were traded on September 30, 2010 but that did not settle until October 1, 2010. The net settlement amount due as of September 30, 2010 totaling $2,999,919,000 is recorded in other liabilities on the statement of condition.
     Other trading securities consist solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.
Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2010 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$53,146	$—	$53,146	$392	$75	$53,463

Mortgage-backed securities
U.S. government guaranteed obligations	21,049	—	21,049	80	—	21,129
Government-sponsored enterprises	8,862,883	—	8,862,883	133,236	4,341	8,991,778
Non-agency residential mortgage-backed securities	425,466	57,788	367,678	—	37,189	330,489
Non-agency commercial mortgage-backed security	15,255	—	15,255	42	—	15,297

	9,324,653	57,788	9,266,865	133,358	41,530	9,358,693

Total	$9,377,799	$57,788	$9,320,011	$133,750	$41,605	$9,412,156

     Held-to-maturity securities as of December 31, 2009 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$58,812	$—	$58,812	$425	$174	$59,063
State housing agency obligation	2,945	—	2,945	—	230	2,715

	61,757	—	61,757	425	404	61,778

Mortgage-backed securities
U.S. government guaranteed obligations	24,075	—	24,075	8	73	24,010
Government-sponsored enterprises	10,837,865	—	10,837,865	78,135	53,295	10,862,705
Non-agency residential mortgage-backed securities	511,382	66,584	444,798	—	68,682	376,116
Non-agency commercial mortgage-backed securities	56,057	—	56,057	1,120	—	57,177

	11,429,379	66,584	11,362,795	79,263	122,050	11,320,008

Total	$11,491,136	$66,584	$11,424,552	$79,688	$122,454	$11,381,786

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2010. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	1	$10,388	$34	1	$11,428	$41	2	$21,816	$75

Mortgage-backed securities
Government-sponsored enterprises	16	207,976	125	71	1,512,387	4,216	87	1,720,363	4,341
Non-agency residential mortgage-backed securities	—	—	—	39	330,489	94,977	39	330,489	94,977

	16	207,976	125	110	1,842,876	99,193	126	2,050,852	99,318

Total	17	$218,364	$159	111	$1,854,304	$99,234	128	$2,072,668	$99,393

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

     At September 30, 2010, the gross unrealized losses on the Bank’s held-to-maturity securities were $99,393,000, of which $94,977,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $4,416,000 was attributable to other securities. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): (1) Moody’s Investors Service (“Moody’s”), (2) Standard and Poor’s (“S&P”) and/or (3) Fitch Ratings, Ltd. (“Fitch”). With the exception of 20 non-agency residential mortgage-backed securities with an aggregate carrying value of

$215,059,000, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at September 30, 2010. Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”), the Bank expects that its holdings of U.S. government guaranteed debentures and government-sponsored enterprise MBS that were in an unrealized loss position at September 30, 2010 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2010.
     As of September 30, 2010, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $94,977,000, which represented 22 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2010 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
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
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2010 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2010 assumed current-to-trough home price declines ranging from 0 percent to 10 percent over the 3- to 9-month period beginning July 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first year, 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined it is likely that it will not fully recover the amortized cost bases of two of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of September 30, 2010. Both of these securities had previously been identified as other-than-temporarily impaired in prior periods. The difference between the present value of the cash flows expected to be collected from these two securities and their amortized cost bases (i.e., the credit losses) totaled $379,000 as of September 30, 2010. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings. The credit losses associated with these two securities were reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended September 30, 2010 as the estimated fair values of these securities were greater than their carrying values at that date.
     In addition to the two securities that were determined to be other-than-temporarily impaired at September 30, 2010, seven other securities were deemed to be other-than-temporarily impaired during 2009 or the first quarter of 2010. The following tables set forth additional information for each of the securities that were other-than-temporarily impaired as of September 30, 2010, including those securities that were deemed to be other-than-temporarily impaired in a prior period but which were not further impaired as of September 30, 2010 (in thousands). The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of September 30, 2010.

			Three Months Ended			Nine Months Ended
			September 30, 2010			September 30, 2010
	Period of		Credit	Non-Credit		Credit	Non-Credit
	Initial	Credit	Component	Component	Total	Component	Component	Total
	Impairment	Rating	of OTTI	of OTTI	OTTI	of OTTI	of OTTI	OTTI
Security #1	Q1 2009	Single-B	$—	$—	$—	$428	$(428)	$—
Security #2	Q1 2009	Double-B	—	—	—	—	—	—
Security #3	Q2 2009	Double-C	208	(208)	—	1,335	(1,335)	—
Security #4	Q2 2009	Triple-B	—	—	—	—	—	—
Security #5	Q3 2009	Single-B	—	—	—	39	(39)	—
Security #6	Q3 2009	Single-B	171	(171)	—	171	(171)	—
Security #7	Q3 2009	Triple-B	—	—	—	60	52	112
Security #8	Q1 2010	Triple-B	—	—	—	10	4,980	4,990
Security #9	Q1 2010	Double-B	—	—	—	7	1,922	1,929

Totals			$379	$(379)	$—	$2,050	$4,981	$7,031

			Cumulative from Period of Initial
	September 30, 2010		Impairment Through September 30, 2010		September 30, 2010
	Unpaid		Non-Credit	Accretion of		Estimated
	Principal	Amortized	Component of	Non-Credit	Carrying	Fair
	Balance	Cost	OTTI	Component	Value	Value
Security #1	$16,720	$14,911	$11,342	$3,986	$7,555	$10,069
Security #2	18,705	18,689	13,060	4,044	9,673	11,740
Security #3	41,785	38,457	16,045	5,182	27,594	33,006
Security #4	12,918	12,841	8,508	2,474	6,807	7,556
Security #5	21,463	21,137	11,415	2,944	12,666	12,612
Security #6	18,242	17,791	10,054	2,649	10,386	10,701
Security #7	6,960	6,887	3,575	811	4,123	4,283
Security #8	10,530	10,520	4,980	739	6,279	6,445
Security #9	4,649	4,642	1,922	284	3,004	3,054

Totals	$151,972	$145,875	$80,901	$23,113	$88,087	$99,466

     For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2010 (dollars in thousands):

				Significant Inputs(2)			Current Credit
			Unpaid Principal	Projected	Projected	Projected	Enhancement
	Year of	Collateral	Balance as of	Prepayment	Default	Loss	as of
	Securitization	Type(1)	September 30, 2010	Rate	Rate	Severity	September 30, 2010(3)
Security #3	2006	Alt-A/Fixed Rate	$41,785	14.3%	34.9%	46.6%	8.0%
Security #6	2005	Alt-A/Option ARM	18,242	9.7%	56.2%	37.5%	26.8%

Total			$60,027

(1)	The securities presented in the table above were not labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, these securities were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
     The following table presents a rollforward for the three and nine months ended September 30, 2010 and 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Balance of credit losses, beginning of period	$5,693	$671	$4,022	$—
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	515	17	2,983
Credit losses on securities for which an other-than-temporary impairment was previously recognized	379	1,797	2,033	—

Balance of credit losses, end of period	$6,072	$2,983	$6,072	$2,983

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at September 30, 2010.

     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2010 and December 31, 2009 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Debentures
Due in one year or less	$—	$—	$—	$249	$249	$250
Due after one year through five years	3,073	3,073	3,116	3,607	3,607	3,689
Due after five years through ten years	28,183	28,183	28,532	31,703	31,703	32,046
Due after ten years	21,890	21,890	21,815	26,198	26,198	25,793

	53,146	53,146	53,463	61,757	61,757	61,778
Mortgage-backed securities	9,324,653	9,266,865	9,358,693	11,429,379	11,362,795	11,320,008

Total	$9,377,799	$9,320,011	$9,412,156	$11,491,136	$11,424,552	$11,381,786

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $113,960,000 and $150,047,000 at September 30, 2010 and December 31, 2009, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$53,146	$61,757

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	841	937
Collateralized mortgage obligations
Fixed-rate	16,943	58,033
Variable-rate	9,306,869	11,370,409

	9,324,653	11,429,379

Total	$9,377,799	$11,491,136

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2009 or the nine months ended September 30, 2010.

Note 5—Advances
     Redemption Terms. At September 30, 2010 and December 31, 2009, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent and 0.03 percent to 8.61 percent, respectively, as summarized below (in thousands).

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$1,222	4.10%	$181	4.05%

Due in one year or less	13,772,422	0.75	14,909,262	0.98
Due after one year through two years	1,538,931	3.14	7,059,173	1.27
Due after two years through three years	2,918,449	2.23	8,163,416	0.80
Due after three years through four years	1,570,340	1.28	8,637,127	0.86
Due after four years through five years	678,758	3.07	1,262,879	0.99
Due after five years	3,337,408	3.81	3,593,166	3.84
Amortizing advances	2,927,529	4.46	3,282,368	4.53

Total par value	26,745,059	1.92%	46,907,572	1.44%

Deferred prepayment fees	(14,102)		(1,935)
Commitment fees	(106)		(110)
Hedging adjustments	610,636		357,047

Total	$27,341,487		$47,262,574

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2010 and December 31, 2009, the Bank had aggregate prepayable and callable advances totaling $196,803,000 and $210,151,000, respectively.
     The following table summarizes advances at September 30, 2010 and December 31, 2009, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Overdrawn demand deposit accounts	$1,222	$181

Due in one year or less	13,870,774	14,975,701
Due after one year through two years	1,538,410	7,082,672
Due after two years through three years	2,942,690	8,187,107
Due after three years through four years	1,588,756	8,664,137
Due after four years through five years	691,486	1,277,606
Due after five years	3,184,192	3,437,800
Amortizing advances	2,927,529	3,282,368

Total par value	$26,745,059	$46,907,572

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2010 and December 31, 2009, the Bank had putable advances outstanding totaling $3,588,921,000 and $4,037,221,000, respectively.

     The following table summarizes advances at September 30, 2010 and December 31, 2009, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2010	December 31, 2009
Overdrawn demand deposit accounts	$1,222	$181

Due in one year or less	16,653,743	17,653,132
Due after one year through two years	1,611,681	7,288,623
Due after two years through three years	2,472,848	8,149,166
Due after three years through four years	1,534,940	8,166,527
Due after four years through five years	555,758	1,252,479
Due after five years	987,338	1,115,096
Amortizing advances	2,927,529	3,282,368

Total par value	$26,745,059	$46,907,572

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at September 30, 2010 and December 31, 2009 (in thousands, based upon par amount):

	September 30, 2010	December 31, 2009
Fixed-rate	$18,931,795	$22,316,659
Variable-rate	7,813,264	24,590,913

Total par value	$26,745,059	$46,907,572

     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $16,755,000 and $15,377,000 during the three months ended September 30, 2010 and 2009, respectively, and were $30,711,000 and $25,720,000 during the nine months ended September 30, 2010 and 2009, respectively. The Bank deferred $7,443,000 and $13,631,000 of the gross advance prepayment fees during the three and nine months ended September 30, 2010, respectively. None of the advance prepayment fees were deferred during the nine months ended September 30, 2009.
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

     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $806 billion and $931 billion at September 30, 2010 and December 31, 2009, respectively. The Bank was the primary obligor on $44.8 billion and $59.9 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2010 and December 31, 2009 (in thousands, at par value).

	September 30, 2010	December 31, 2009
Simple variable-rate	$21,688,000	$20,560,000
Fixed-rate	17,534,275	26,648,455
Step-up	2,234,000	3,473,000
Step-down	75,000	125,000
Variable that converts to fixed	10,000	365,000

Total par value	$41,541,275	$51,171,455

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2010 and December 31, 2009, by contractual maturity (in thousands):

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$26,202,420	0.76%	$30,951,315	1.18%
Due after one year through two years	7,747,090	1.60	9,163,685	1.52
Due after two years through three years	3,201,500	2.77	5,569,440	2.40
Due after three years through four years	1,290,690	3.13	1,085,000	3.39
Due after four years through five years	743,255	3.55	1,191,440	3.39
Thereafter	2,356,320	3.65	3,210,575	4.04

Total par value	41,541,275	1.36%	51,171,455	1.65%

Premiums	61,147		85,618
Discounts	(11,373)		(15,451)
Hedging adjustments	328,735		274,234

Total	$41,919,784		$51,515,856

     At September 30, 2010 and December 31, 2009, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2010	December 31, 2009
Non-callable bonds	$37,497,560	$44,056,715
Callable bonds	4,043,715	7,114,740

Total par value	$41,541,275	$51,171,455

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2010 and December 31, 2009, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Due in one year or less	$28,929,420	$35,970,315
Due after one year through two years	7,961,410	8,743,005
Due after two years through three years	3,281,500	4,358,440
Due after three years through four years	375,690	890,000
Due after four years through five years	311,255	216,440
Thereafter	682,000	993,255

Total par value	$41,541,275	$51,171,455

     Discount Notes. At September 30, 2010 and December 31, 2009, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average Implied
	Book Value	Par Value	Interest Rate

September 30, 2010	$3,301,048	$3,302,788	0.27%

December 31, 2009	$8,762,028	$8,764,942	0.27%

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$43,714	$43,067
AHP assessment	9,154	12,065
Grants funded, net of recaptured amounts	(12,086)	(12,226)

Balance, end of period	$40,782	$42,906

Note 8—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives.
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

     The Bank occasionally enters into optional advance commitments with its members. In an optional advance commitment, the Bank sells an option to the member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. Optional advance commitments involving Community Investment Program (“CIP”) and Economic Development Program (“EDP”) advances with a commitment period of six months or less are currently provided at no cost to members. The Bank may hedge an optional advance commitment through the use of an interest rate swaption. In this case, the swaption will function as the hedging instrument for both the commitment and, if the option is exercised by the member, the subsequent advance. These swaptions are treated as economic hedges.
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
     If hedging relationships meet certain criteria specified in ASC 815, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances to be eligible for the short-cut method of accounting as long as the settlement of the committed advance occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for short-cut accounting specified in ASC 815. The Bank has defined the market settlement convention to be 5 business days or less for advances. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.
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
     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010			December 31, 2009
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of	Derivative	Derivative	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$8,826,875	$4,285	$674,227	$10,877,414	$35,442	$481,486
Consolidated obligation bonds	16,551,290	455,844	4,633	27,613,970	487,664	17,743
Interest rate caps related to advances	86,000	365	—	76,000	69	—

Total derivatives designated as hedging instruments under ASC 815	25,464,165	460,494	678,860	38,567,384	523,175	499,229

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	6,000	—	80	5,000	—	103
Consolidated obligation bonds	2,450,000	4,072	—	8,195,000	16,611	129
Consolidated obligation discount notes	1,911,241	4,128	—	6,413,343	12,766	—
Basis swaps (1)	6,700,000	20,137	—	9,700,000	22,868	1,290
Intermediary transactions	24,200	612	564	24,200	474	428
Interest rate swaptions related to optional advance commitments	50,000	1,955	—	—	—	—
Interest rate caps related to advances	10,000	—	—	10,000	6	—
Interest rate caps related to held-to-maturity securities	3,700,000	10,603	—	3,750,000	51,147	—

Total derivatives not designated as hedging instruments under ASC 815	14,851,441	41,507	644	28,097,543	103,872	1,950

Total derivatives before netting and collateral adjustments	$40,315,606	502,001	679,504	$66,664,927	627,047	501,179

Cash collateral and related accrued interest		(51,509)	(253,812)		(204,748)	(143,378)
Netting adjustments		(425,692)	(425,692)		(357,315)	(357,315)

Total collateral and netting adjustments (2)		(477,201)	(679,504)		(562,063)	(500,693)

Net derivative balances reported in statements of condition		$24,800	$—		$64,984	$486

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
	for the Three Months Ended September 30,		for the Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(863)	$310	$(728)	$57,420
Interest rate caps	(326)	(116)	(853)	(16)

Total net gain (loss) related to fair value hedge ineffectiveness	(1,189)	194	(1,581)	57,404

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	4,874	19,667	15,437	93,003
Interest rate swaps
Advances	14	(41)	40	(48)
Consolidated obligation bonds	2,432	3,789	(6,954)	19,711
Consolidated obligation discount notes	815	(1,049)	55	(4,810)
Basis swaps (1)	(3,975)	(5,345)	6,269	4,022
Intermediary transactions	—	—	1	32
Interest rate swaptions related to optional advance commitments	(411)	—	(411)	—
Interest rate caps
Advances	—	(10)	(6)	4
Held-to-maturity securities	(5,204)	(3,125)	(40,912)	5,496

Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(1,455)	13,886	(26,481)	117,410

Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(2,644)	$14,080	$(28,062)	$174,814

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.
     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2010 and 2009 (in thousands).

			Net Fair Value	Derivative Net
	Gain (Loss) on	Gain (Loss) on	Hedge	Interest Income
Hedged Item	Derivatives	Hedged Items	Ineffectiveness(1)	(Expense)(2)
Three months ended September 30, 2010
Advances	$(108,407)	$108,105	$(302)	$(62,198)
Consolidated obligation bonds	26,936	(27,823)	(887)	76,066

Total	$(81,471)	$80,282	$(1,189)	$13,868

Three months ended September 30, 2009
Advances	$(57,332)	$56,474	$(858)	$(83,138)
Available-for-sale securities	4	(4)	—	—
Consolidated obligation bonds	33,457	(32,405)	1,052	119,112

Total	$(23,871)	$24,065	$194	$35,974

Nine months ended September 30, 2010
Advances	$(266,837)	$266,434	$(403)	$(211,672)
Consolidated obligation bonds	55,431	(56,609)	(1,178)	318,549

Total	$(211,406)	$209,825	$(1,581)	$106,877

Nine months ended September 30, 2009
Advances	$187,997	$(190,445)	$(2,448)	$(212,613)
Available-for-sale securities	503	(605)	(102)	(325)
Consolidated obligation bonds	(124,586)	184,540	59,954	326,710

Total	$63,914	$(6,510)	$57,404	$113,772

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)	The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

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
     At September 30, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was approximately $59,568,000 and $223,871,000, respectively. These totals consist of $19,982,000 and $85,031,000, respectively, of net accrued interest receivable and $39,586,000 and $138,840,000, respectively, of other fair value amounts. The Bank held as collateral cash balances of $51,498,000 and $204,724,000 as of September 30, 2010 and December 31, 2009, respectively. In early October 2010 and early January 2010, additional cash collateral of $6,281,000 and $17,591,000, respectively, was delivered to the Bank pursuant to counterparty credit arrangements. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 12.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At September 30, 2010 and December 31, 2009, the net market value of the Bank’s derivatives with its members totaled $612,000 and ($432,000), respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on September 30, 2010.

Note 9—Capital
     At all times during the nine months ended September 30, 2010, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$346,314	$2,274,316	$507,287	$2,897,162

Total capital	$2,065,771	$2,274,316	$2,603,683	$2,897,162
Total capital-to-assets ratio	4.00%	4.40%	4.00%	4.45%

Leverage capital	$2,582,214	$3,411,474	$3,254,604	$4,345,743
Leverage capital-to-assets ratio	5.00%	6.61%	5.00%	6.68%
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
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 29, 2010, April 30, 2010 and July 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchases that occurred on October 29, 2010, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. On January 29, 2010, April 30, 2010, July 30, 2010 and October 29, 2010, the Bank repurchased surplus stock totaling $106,560,000, $70,431,000, $51,371,000 and $132,228,000, respectively, none of which was classified as mandatorily redeemable capital stock as of those dates.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$3	$5	$9	$15
Interest cost	28	37	85	110
Amortization of prior service credit	(9)	(9)	(26)	(26)
Amortization of net actuarial gain	(6)	—	(18)	(2)

Net periodic benefit cost	$16	$33	$50	$97

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
     Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets or liabilities that are recorded at fair value on a recurring basis were measured using Level 3 inputs.
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Trading securities. For its investments in mutual funds (see Note 3), the Bank obtains quoted prices for identical securities. The procedures for valuing the Bank’s holdings of U.S. Treasury Bills are similar to those used to value its MBS holdings, which are described below under the heading “Held-to-maturity securities.” As of September 30, 2010, four vendor prices were received for all of the Bank’s U.S. Treasury Bill holdings and the average of the middle two prices was used to determine the final fair value measurement for each security.

     Held-to-maturity securities. To value its MBS holdings, the Bank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within these thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of September 30, 2010, four vendor prices were received for substantially all of the Bank’s MBS holdings and all of the computed prices fell within the specified tolerance thresholds. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. The Bank estimates the fair values of debentures using a pricing model.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate swap curve and, for agreements containing options, swaption volatility). As the provisions of the Bank’s master netting and collateral exchange agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 8), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the interest rate swap curve).
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at September 30, 2010 or December 31, 2009. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility.
     The carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2010 and December 31, 2009, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$4,572,767	$4,572,767	$3,908,242	$3,908,242
Interest-bearing deposits	252	252	233	233
Federal funds sold	6,060,000	6,060,000	2,063,000	2,063,000
Trading securities	4,004,828	4,004,828	4,034	4,034
Held-to-maturity securities	9,320,011	9,412,156	11,424,552	11,381,786
Advances	27,341,487	27,619,627	47,262,574	47,279,403
Mortgage loans held for portfolio, net	222,131	239,580	259,617	274,044
Accrued interest receivable	46,095	46,095	60,890	60,890
Derivative assets	24,800	24,800	64,984	64,984

Liabilities:
Deposits	974,895	974,900	1,462,591	1,462,589
Consolidated obligations:
Discount notes	3,301,048	3,301,775	8,762,028	8,763,983
Bonds	41,919,784	42,172,749	51,515,856	51,684,542
Mandatorily redeemable capital stock	6,894	6,894	9,165	9,165
Accrued interest payable	138,976	138,976	179,248	179,248
Derivative liabilities	—	—	486	486
Optional advance commitments (other liabilities)	2,391	2,391	—	—
     The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$4,975	$3,999,853	$—	$—	$4,004,828
Derivative assets	—	502,001	—	(477,201)	24,800

Total assets at fair value	$4,975	$4,501,854	$—	$(477,201)	$4,029,628

Liabilities
Derivative liabilities	$—	$679,504	$—	$(679,504)	$—
Optional advance commitments (other liabilities)	—	2,391	—	—	2,391

Total liabilities at fair value	$—	$681,895	$—	$(679,504)	$2,391

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     During the three months ended September 30, 2010, the Bank entered into optional advance commitments with a par value totaling $50,000,000, excluding commitments to fund CIP/EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income.
     The Bank did not record any non-credit other-than-temporary impairment losses during the three months ended September 30, 2010 or the three months ended June 30, 2010. During the three months ended March 31, 2010, the Bank recorded non-credit other-than-temporary impairment losses on three of its non-agency RMBS classified as held-to-maturity. At March 31, 2010, the three securities had an aggregate unpaid principal balance and estimated fair value of $23.9 million and $13.8 million, respectively. Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities fell within Level 3 of the fair value hierarchy. Four third-party vendor prices were received for each of these securities and, as described above, the average of the middle two prices was used to determine the final fair value measurements.
     The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009 by their level within the fair value hierarchy (in thousands).

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

Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At September 30, 2010, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $761.2 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At September 30, 2010 and December 31, 2009, the Bank had commitments to make additional advances totaling approximately $129,772,000 and $37,996,000, respectively. In addition, outstanding standby letters of credit totaled $4,486,296,000 and $4,648,413,000 at September 30, 2010 and December 31, 2009, respectively.
     At September 30, 2010 and December 31, 2009, the Bank had commitments to issue $30,000,000 and $295,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of September 30, 2010 and December 31, 2009, the Bank had pledged cash collateral of $253,773,000 and $143,364,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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

Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no loans to or borrowings from other FHLBanks during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, interest income from loans to other FHLBanks totaled $2,000. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2009 (in thousands).

Balance at January 1, 2009	$—
Loans to:
FHLBank of Boston	300,000
FHLBank of Seattle	25,000
Collections from:
FHLBank of Boston	(300,000)
FHLBank of Seattle	(25,000)

Balance at September 30, 2009	$—

     During the nine months ended September 30, 2009, interest expense on borrowings from other FHLBanks totaled $1,000. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2009 (in thousands).

Balance at January 1, 2009	$—
Borrowing from FHLBank of San Francisco	200,000
Repayment to FHLBank of San Francisco	(200,000)

Balance at September 30, 2009	$—

Note 15 — Other Comprehensive Income (Loss)
     The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net unrealized gains on available-for-sale securities	$—	$1	$—	$2,504
Reclassification adjustment for realized gain on sale of available-for-sale security included in net income	—	—	—	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(27,095)	(6,958)	(78,361)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	379	1,250	1,977	1,402
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	4,630	3,177	13,777	4,742
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(9)	(26)	(26)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	—	(18)	(2)

Total other comprehensive income (loss)	$4,994	$(22,676)	$8,752	$(70,584)

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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of November 1, 2010, Moody’s had assigned a deposit rating of Aaa/P-1 to the Bank. At that same date, the Bank was rated AAA/A-1+ by S&P.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.

The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, primarily interest rate swaps and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Topic 815 of the Financial Accounting Standards Board Accounting Standards Codification entitled “Derivatives and Hedging” (“ASC 815”).
The Bank considers its “core earnings” to be net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s core earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets and its core earnings and returns on capital stock (based on core earnings) generally tend to follow short-term interest rates.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2010 and December 31, 2009.
MEMBERSHIP SUMMARY

	September 30,	December 31,
	2010	2009
Commercial banks	748	753
Thrifts	84	85
Credit unions	70	65
Insurance companies	21	20

Total members	923	923

Housing associates	8	8
Non-member borrowers	10	12

Total	941	943

Community Financial Institutions	779	788

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

Financial Market Conditions
Capital markets have still not returned to pre-credit crisis conditions. Credit market conditions during the first three months of 2010 continued the trend of noticeable improvement observed during 2009. Volatility remained subdued in the equity and bond markets, interest rates remained relatively stable and risk spreads contracted slightly. However, in the second quarter volatility increased somewhat in the equity and bond markets and risk spreads widened, primarily in response to concerns regarding the extent of sovereign debt-related risks in several European countries. Volatility subsequently declined in the third quarter, but the markets continued to focus on the slowing rate of economic expansion, the elevated unemployment rate, European sovereign debt concerns, and the timing and impact of possible actions that the Federal Reserve might take to improve economic conditions in the United States.
Economic conditions in the United States continued to show moderate signs of improvement during the first nine months of 2010, although there were also signs in recent months that the momentum of the economic recovery was stalling. While positive, the rate of growth in the gross domestic product has declined during 2010. Increases in business investment in equipment and software, and increases in industrial production and consumer spending, were also mixed. Month-over-month home sales increased leading up to the expiration on April 30, 2010 of a federal tax credit available to homebuyers, then declined in May and remained relatively low through August. Policy makers have cautiously interpreted some recent economic data to indicate that certain aspects of the economy are continuing to improve but at a slow pace. Despite early signs of economic improvement, the sustainability and extent of the improved economic conditions, and the prospects for and potential timing of further improvements (in particular, employment growth), remain very uncertain.
On November 3, 2010, the Federal Reserve announced that it intends to purchase $600 billion of longer-term U.S. government bonds by the end of the second quarter of 2011 (a pace of about $75 billion per month over the next eight months) in an effort to promote a stronger pace of economic recovery and foster maximum employment and price stability. The Federal Reserve left open the possibility of taking additional actions if economic growth does not accelerate in the coming months.
The Federal Open Market Committee maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009 and the first nine months of 2010. During these periods, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during the past few years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for most of 2010.
After a period of relative stability during the first quarter of 2010, one- and three-month LIBOR rates increased in April and May as concerns arose about the economic health of several European countries. These rates subsequently stabilized as those concerns subsided, with one- and three-month LIBOR ending the third quarter at 0.26 percent and 0.29 percent, respectively, as compared to 0.23 percent and 0.25 percent, respectively, at the end of 2009, 0.25 percent and 0.29 percent, respectively, at the end of the first quarter of 2010, and 0.35 percent and 0.53 percent, respectively, at the end of the second quarter of 2010. The increase in LIBOR rates and the widening of the spread between one- and three-month LIBOR in the second quarter of 2010, and their subsequent decline in the third quarter of 2010, corresponded to varying levels of concern regarding the extent of sovereign debt related risks in Greece and several other European countries.
The following table presents information on various market interest rates at September 30, 2010 and December 31, 2009 and various average market interest rates for the three- and nine-month periods ended September 30, 2010 and 2009.

	Ending Rate		Average Rate		Average Rate
	September 30,	December 31,	Third Quarter	Third Quarter	Nine Months Ended	Nine Months Ended
	2010	2009	2010	2009	September 30, 2010	September 30, 2009
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.15%	0.05%	0.19%	0.16%	0.17%	0.17%
1-month LIBOR (1)	0.26%	0.23%	0.29%	0.27%	0.28%	0.37%
3-month LIBOR (1)	0.29%	0.25%	0.39%	0.41%	0.36%	0.83%
2-year LIBOR (1)	0.60%	1.42%	0.75%	1.40%	1.02%	1.48%
5-year LIBOR (1)	1.52%	2.98%	1.76%	2.85%	2.30%	2.65%
10-year LIBOR (1)	2.57%	3.97%	2.78%	3.72%	3.35%	3.39%
3-month U.S. Treasury (1)	0.16%	0.06%	0.15%	0.16%	0.14%	0.18%
2-year U.S. Treasury (1)	0.42%	1.14%	0.54%	1.03%	0.77%	0.99%
5-year U.S. Treasury (1)	1.27%	2.69%	1.55%	2.47%	2.07%	2.16%
10-year U.S. Treasury (1)	2.53%	3.85%	2.78%	3.52%	3.33%	3.20%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2010 Summary
•	The Bank ended the third quarter of 2010 with total assets of $51.6 billion and total advances of $27.3 billion, a decrease from $65.1 billion and $47.3 billion, respectively, at the end of 2009. The $20.0 billion decline in advances during the nine months ended September 30, 2010 was attributable in large part to the prepayment or maturity of approximately $16.8 billion of advances to the Bank’s two largest borrowers, Wells Fargo Bank South Central, National Association and Comerica Bank. The decline in advances during the nine-month period was attributable to a general decline in member demand that the Bank believes was due largely to increases in members’ liquidity levels, which were primarily the result of recent growth in their deposits and reduced lending activity due to weak economic conditions.

•	The Bank’s net income for the three and nine months ended September 30, 2010 was $27.4 million and $82.4 million, respectively, including net interest income of $54.7 million and $187.3 million, respectively, and $2.6 million and $28.1 million in net losses on derivatives and hedging activities, respectively. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s overall income before assessments of $37.3 million and $112.1 million for the three and nine months ended September 30, 2010, respectively. Had the interest income on economic hedge derivatives been included in net interest income, both the Bank’s net interest income and its net losses on derivatives and hedging activities would have been higher by $4.9 million and $15.4 million for the three and nine months ended September 30, 2010, respectively.

•	The Bank’s net interest income for the nine months ended September 30, 2010 was positively impacted by higher yields on the Bank’s portfolio of collateralized mortgage obligations (“CMOs”). During the year-to-date period, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) repurchased delinquent loans from the mortgage pools underlying their guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $13.5 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities during the first half of 2010. Such repurchases by Fannie Mae and Freddie Mac did not have a significant impact on the Bank’s net interest income during the three months ended September 30, 2010, nor are they expected to have a significant impact on the Bank’s net interest income during the fourth quarter of 2010.

•	For the three and nine months ended September 30, 2010, the $2.6 million and $28.1 million, respectively, in net losses on derivatives and hedging activities included $4.9 million and $15.4 million, respectively, of net interest income on interest rate swaps accounted for as economic hedge derivatives, $6.3 million and $41.9 million, respectively, of net losses on economic hedge derivatives (excluding net interest settlements) and net ineffectiveness-related losses on fair value hedges of $1.2 million and $1.6 million, respectively.

The net losses on the Bank’s economic hedge derivatives during the nine months ended September 30, 2010 were due largely to fair value losses of $40.9 million on its stand-alone interest rate caps.

•	The Bank held $11.1 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $23.0 million (excluding accrued interest) at September 30, 2010. If these swaps are held to maturity, these net unrealized gains will ultimately reverse in future periods in the form of unrealized losses. The timing of this reversal will depend on the relative level and volatility of future interest rates. In addition, as of September 30, 2010, the Bank held $3.7 billion (notional) of stand-alone interest rate cap agreements with a fair value of $10.6 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its CMO LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•	The Bank’s operating results for the three and nine months ended September 30, 2010 included credit-related other-than-temporary impairment charges of $0.4 million and $2.1 million, respectively, on certain of its investments in non-agency residential mortgage-backed securities. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 7 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential mortgage-backed securities deteriorates beyond its current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential mortgage-backed securities. The Bank is currently unable to predict the impact, if any, that recent foreclosure moratoriums may have on the collectibility of its investments in non-agency residential mortgage-backed securities.

•	The unpaid principal balance of the Bank’s investments in non-agency residential mortgage-backed securities, all of which are classified as held-to-maturity, totaled $432 million at September 30, 2010, compared with $515 million at December 31, 2009. The unrealized losses on these securities totaled $95.0 million (22 percent of amortized cost) at September 30, 2010, as compared to $135 million (26 percent of amortized cost) at December 31, 2009. Based on its quarter-end analysis of the 39 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities.

•	At all times during the first nine months of 2010, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $431.9 million at September 30, 2010 from $356.3 million at December 31, 2009.

•	During the first nine months of 2010, the Bank paid dividends totaling $6.8 million; the Bank’s first, second and third quarter dividends were paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

•	While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be reduced for some period of time. As advances are reduced, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the advances. As a result of the decrease in the Bank’s advances, total assets and capital stock, its future core earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to reductions in advances outstanding and the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the average federal funds rate and to continue building retained earnings for the foreseeable future.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2010			2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$27,341,487	$41,453,540	$42,627,506	$47,262,574	$50,034,613
Investments (1)	19,385,091	12,813,354	14,854,980	13,491,819	15,511,389
Mortgage loans	222,365	235,469	248,721	259,857	272,533
Allowance for credit losses on mortgage loans	234	234	234	240	241
Total assets	51,644,281	57,063,342	58,696,797	65,092,076	67,261,344
Consolidated obligations — discount notes	3,301,048	6,070,294	5,626,659	8,762,028	10,727,576
Consolidated obligations — bonds	41,919,784	46,956,288	48,269,095	51,515,856	52,082,770
Total consolidated obligations(2)	45,220,832	53,026,582	53,895,754	60,277,884	62,810,346
Mandatorily redeemable capital stock(3)	6,894	7,787	7,579	9,165	8,646
Capital stock — putable	1,835,532	2,260,945	2,311,212	2,531,715	2,608,848
Retained earnings	431,890	406,608	369,485	356,282	317,818
Accumulated other comprehensive loss	(57,213)	(62,207)	(68,177)	(65,965)	(72,019)
Total capital	2,210,209	2,605,346	2,612,520	2,822,032	2,854,647
Dividends paid(3)	2,109	2,264	2,386	1,091	1,267

Income statement (for the quarter)
Net interest income (4)	$54,686	$68,409	$64,185	$51,040	$33,510
Other income (loss)	(174)	2,224	(25,133)	19,986	14,386
Other expense	17,229	17,023	17,832	17,186	23,880
Assessments	9,892	14,223	5,631	14,285	6,373
Net income	27,391	39,387	15,589	39,555	17,643

Performance ratios
Net interest margin(5)	0.42%	0.48%	0.41%	0.31%	0.19%
Return on average assets	0.21	0.28	0.10	0.24	0.10
Return on average equity	4.28	6.11	2.30	5.61	2.35
Return on average capital stock (6)	4.99	7.00	2.58	6.22	2.59
Total average equity to average assets	4.80	4.57	4.42	4.29	4.28
Regulatory capital ratio(7)	4.40	4.69	4.58	4.45	4.36
Dividend payout ratio (3)(8)	7.70	5.75	15.31	2.76	7.18

Average effective federal funds rate (9)	0.19%	0.19%	0.13%	0.12%	0.16%

(1)	Investments consist of federal funds sold, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $806 billion, $846 billion, $871 billion, $931 billion and $974 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $44.8 billion, $52.7 billion, $53.5 billion, $59.9 billion and $62.4 billion, respectively.

(3)	Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $7 thousand, $6 thousand, $8 thousand, $25 thousand and $35 thousand for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively.

(4)	Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $4.9 million, $2.1 million, $8.5 million, $14.6 million and $19.7 million for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively.

(5)	Net interest margin is net interest income as a percentage of average earning assets.

(6)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(7)	The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets at each quarter-end.

(8)	Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

(9)	Rates obtained from the Federal Reserve Statistical Release.

Legislative Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act
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
Financial Stability
The Dodd-Frank Act establishes the Financial Stability Oversight Council (the “Council”). The voting members of the Council include the Director of the Finance Agency (the “Director”), the Secretary of the Treasury, the Chairman of the Board of Governors, the Comptroller of the Currency, the Director of the Bureau of Consumer Financial Protection (an entity established by the Dodd-Frank Act), the Chairman of the SEC, the Chairperson of the FDIC, the Chairperson of the Commodity Futures Trading Commission (the “CFTC”), the Chairman of the National Credit Union Administration Board, and an independent member appointed by the President of the United States (by and with the advice and consent of the Senate) having insurance expertise.
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
On October 6, 2010, the Council issued an advance notice of proposed rulemaking inviting public comment on the criteria that the Council should use to designate nonbank financial companies under the Dodd-Frank Act. Comments on the advance notice of proposed rulemaking could have been submitted to the Council through November 5, 2010.
Orderly Liquidation Authority
The Dodd-Frank Act creates a special insolvency regime to address the failure of a financial company that could have serious adverse effects on the United States economy. Pursuant to this regime (known as the “Orderly Liquidation Authority”), the FDIC would be appointed as receiver for the financial company. The Dodd-Frank Act specifically exempts FHLBanks from the application of this provision. The provision could, however, be applied to certain of the Bank’s members. On October 19, 2010, the FDIC issued a proposed rule with request for comments to implement certain Orderly Liquidation Authority provisions of the Dodd-Frank Act. Comments on the proposed rule may be submitted to the FDIC through November 18, 2010.
Elimination of Office of Thrift Supervision
Effective one year after the date of enactment of the Dodd-Frank Act (unless the Secretary of the Treasury extends such date), the Dodd-Frank Act eliminates the Office of Thrift Supervision (the “OTS”). The Board of Governors will assume responsibility for regulating savings and loan holding companies, the Office of the Comptroller of the Currency will assume responsibility for regulating Federal savings associations and the FDIC will assume responsibility for regulating State savings associations. This provision will affect the regulation of the Bank’s members that are currently regulated by the OTS.
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
Prohibitions on Proprietary Trading
The Dodd-Frank Act prohibits certain banking entities (and any affiliate or subsidiary of any such entity) from engaging in proprietary trading. The legislation also requires that a nonbank financial company that is supervised by the Board of Governors be subject to additional capital requirements and additional quantitative limits with respect to proprietary trading. On October 6, 2010, the Council issued a request for information through public comment to assist the Council in conducting a study and formulating its recommendations regarding these provisions of the Dodd-Frank Act. Comments on the request for information could have been submitted to the Council through November 5, 2010.
The legislation allows the SEC and the CFTC to determine that the purchase, sale, acquisition or disposition of certain obligations, participations or other instruments, including those issued by a FHLBank, are permitted activities of a nonbank financial company and not subject to the additional capital and quantitative limits with respect to proprietary trading.
Regulation of Over-the Counter Swaps Markets
The Dodd-Frank Act authorizes the SEC and the CFTC to require designated swaps to be cleared through an exchange or regulated trading facility (unless there is none), with a limited exception for certain end users using swaps to hedge or mitigate commercial risk. A swap is defined very broadly in the legislation and includes all of the types of derivatives that the Bank uses to manage its interest rate risk. Swaps subject to the mandatory clearing requirement will also be required to be traded on an exchange or regulated trading facility, unless no exchange or regulated trading facility makes the swap available to trade. The Dodd-Frank Act also requires swap dealers and most major swap participants to register with the SEC or the CFTC. The SEC and the CFTC are required to promulgate regulations to implement these provisions of the legislation, including regulations to define further what agreements, contracts and transactions will be included in the definition of “swaps” and what entities will be classified as “major swap participants.”
On August 20, 2010, the SEC and the CFTC issued an advance notice of proposed rulemaking and request for comments to assist the SEC and the CFTC in further defining “swap” and “major swap participant,” as well as other terms the Dodd-Frank Act requires the SEC and the CFTC to further define. Comments on the advance notice of proposed rulemaking could have been submitted to the SEC or the CFTC through September 20, 2010. Until these regulations are issued and implemented, the Bank will be unable to determine whether certain of its agreements, contracts and transactions will be deemed “swaps” or whether the Bank will be deemed a “major swap participant” (which would require it to register with the CFTC).
On October 14, 2010, the CFTC issued an interim final rule with request for comments for the reporting of information regarding swaps entered into before July 21, 2010 and whose terms had not expired as of that date. The final rule that the CFTC will promulgate regarding the reporting of information regarding these swaps is dependent in part on the definitions of “swap” and “major swap participant,” which, as discussed above, have not been finalized. In the interim, the CFTC issued the interim final rule to identify the appropriate counterparties for reporting purposes and to establish the information that should be preserved by counterparties until reporting can be effected. The interim final rule was effective October 14, 2010, and comments may be submitted to the CFTC through November 15, 2010.
On November 2, 2010, the CFTC published a proposed rule with request for comments proposing procedures for the CFTC to review swaps to determine whether the swaps are required to be cleared. Comments on the proposed rule may be submitted to the CFTC through January 3, 2011.
On November 3, 2010, the CFTC published a proposed rule with request for comments regarding the investment by futures commission merchants and derivatives clearing organizations of customer-segregated funds. Currently, the CFTC allows these funds to be invested in GSE securities that meet certain requirements, one requirement being that the GSE securities have the highest short-term rating of an NRSRO or one of the two highest long-term ratings of an NRSRO. The Dodd-Frank Act obligates federal agencies (such as the CFTC) to review their respective regulations and make appropriate amendments in order to decrease reliance on credit ratings. As part of this review, the CFTC is proposing to remove the requirement regarding the credit rating of GSE securities and instead only allow customer-segregated funds to be invested in GSE securities that are fully guaranteed as to principal and interest by the United States. Currently, GSE securities (such as FHLBank consolidated obligations) are not fully guaranteed as to principal and interest by the United States. Comments on the proposed rule may be submitted to the CFTC through December 3, 2010.
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
Bureau of Consumer Financial Protection
The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (the “Bureau”) as an independent bureau within the Federal Reserve System. The Bureau will regulate the offering and provision of consumer financial products or services under designated Federal consumer financial laws. Although the Bank will not be subject to regulation by the Bureau, the Bank’s members could be subject to the authority of the Bureau with respect to consumer financial products or services they offer.
Mortgage Reform and Anti-Predatory Lending
The Dodd-Frank Act imposes additional regulation on mortgage originators and residential mortgage loans, which could impact the Bank’s members that originate mortgages and the collateral that is pledged to the Bank by its members. The Bureau is responsible for implementing the majority of these provisions.

Other Legislative Developments
Letters of Credit to Guarantee Bonds
The Bank’s credit services include letters of credit issued or confirmed on behalf of members for a variety of purposes, including as credit support for bonds or other debt instruments. The Bank’s letters of credit and confirmations are generally considered federal guarantees under the Internal Revenue Code, with an exception for guarantees in connection with debt issuances to support certain housing programs. Before enactment of the HER Act, the Bank did not typically issue or confirm letters of credit to support bonds or other debt instruments where the interest on such instruments was purportedly exempt from federal income taxes, because such tax-exempt status could be lost if the instruments were “federally guaranteed” under the Internal Revenue Code.
The HER Act authorizes FHLBanks, subject to certain conditions, to issue a letter of credit or confirmation in connection with the original issuance of tax-exempt bonds during the period from enactment of the HER Act to December 31, 2010, and to renew or extend any such letter of credit or confirmation, without the bonds potentially losing their tax-exempt status. A FHLBank may issue such letter of credit or confirmation without regard to the purpose of the issuance of the bonds (i.e., the bonds do not have to be issued solely to support certain housing programs). Legislation has been introduced that would extend the Bank’s authority to issue such letters of credit beyond December 31, 2010.
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
Advisory Bulletin 2010-AB-01
On April 6, 2010, the Finance Agency issued Advisory Bulletin 2010-AB-01 (“AB 2010-01”) in order to clarify the guidance in Advisory Bulletin 2008-AB-02 (“AB 2008-02”) that limits the FHLBanks’ authority to purchase or to accept as collateral for advances certain nontraditional and subprime residential mortgage loans and mortgage-backed securities representing an interest in such loans unless such loans comply with the Interagency Guidance. “Interagency Guidance” means collectively the Interagency Guidance on Nontraditional Mortgage Product Risks, dated October 4, 2006, and Statement on Subprime Mortgage Lending, dated July 10, 2007, issued by the federal banking regulatory agencies. In AB 2010-01, the Finance Agency clarified a number of specific points with respect to the applicability of AB 2008-02.
AB 2008-02 provides that private-label mortgage-backed securities that were issued after July 10, 2007 can be included in calculating the amount of collateral available to secure advances to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance. AB 2010-01 states that private-label mortgage-backed securities that were “either issued or acquired by a member after July 10, 2007 may be considered eligible collateral in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the [I]nteragency [G]uidance” (emphasis added). AB 2010-01 would appear to make the eligibility of securities issued on or before July 10, 2007 to serve as collateral for advances dependent upon the date the securities were acquired by the member. The Bank does not in all cases know the dates on which members acquired securities pledged to the Bank and, therefore, is unable to estimate the effect that the clarification in AB 2010-01 regarding eligible mortgage-backed securities might have on members’ borrowing capacity.
In AB 2010-01, the Finance Agency also addressed private-label mortgage-backed securities that are acquired through a merger with another financial institution. AB 2010-01 advises that eligible collateral obtained by a FHLBank member from another member through merger or acquisition will generally continue to qualify as eligible collateral, subject to consultation with the Finance Agency regarding the specific circumstances of the transaction.
In AB 2010-01, the Finance Agency also clarified that the issuance or acquisition date of a re-securitization of private-label mortgage-backed securities should generally be used to determine compliance with AB 2008-02 and the requirements regarding the underlying mortgages. An exception would be the re-securitizations of private-label mortgage-backed securities with a federal agency guaranty backed by the full faith and credit of the United States government, which would require a FHLBank to submit to the Finance Agency a new business activity notice that describes the structure and guaranty of the re-securitized securities.
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
The initial independent directors were nominated by the three members of the OF board of directors as it existed prior to the effective date of the regulation, after consultation with the FHLBanks, and appointed by the Finance Agency. The chair of the board of directors of the OF is chosen from among its independent directors and the vice chair is chosen from among all the directors of the OF. The initial chair and vice chair of the reconstituted OF board of directors were nominated by the three members of the OF board of directors as it existed prior to the effective date of the regulation, after consultation with the FHLBanks, and were appointed by the Finance Agency (the Bank’s President and Chief Executive Officer was appointed by the Finance Agency to serve as the initial vice chair). Following these appointments, the OF board of directors was reconstituted at an initial organizational meeting held on July 20, 2010.
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
The audit committee of the OF is comprised exclusively of the independent directors and has responsibility for overseeing the audit function of the OF and the preparation of the CFRs. For purposes of the CFRs, the audit committee shall ensure that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for the information submitted by the FHLBanks to the OF to be combined to create accurate and meaningful CFRs. The audit committee, in consultation with the Finance Agency, may establish common accounting policies and procedures for the information submitted by the FHLBanks to the OF for inclusion in the CFRs where it determines such information provided by the FHLBanks is inconsistent and that common accounting policies and procedures regarding that information are necessary to create accurate and meaningful CFRs. As permitted by the new regulation, the board of directors of the OF in place prior to the effective date of the new regulation performed the duties of the audit committee with respect to the CFR that covered the interim reporting period that ended on June 30, 2010. Thereafter, the new OF audit committee will perform these duties.
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
Finance Agency Statement on Certain Energy Retrofit Loan Programs
On July 6, 2010, the Finance Agency issued a statement regarding certain energy retrofit lending programs. Specifically, the statement addressed programs that grant the lien securing the retrofit loan priority over existing liens on the retrofitted property. The statement directed the FHLBanks to review their collateral policies in order to assure that pledged collateral is not adversely affected by energy retrofit lending programs where liens securing loans made under such programs are granted priority over existing liens on the retrofitted property.
Conservatorship and Receivership
The HER Act allows or requires the Director to appoint the Finance Agency as conservator or receiver for a FHLBank under certain circumstances specified in the HER Act. On July 9, 2010, the Finance Agency published a proposed rule with request for comment to establish a framework for conservatorship and receivership operations for a FHLBank. Comments on the proposed rule could have been submitted to the Finance Agency through September 7, 2010.
Private Transfer Fee Covenants
On August 16, 2010, the Finance Agency issued a notice of proposed guidance with request for comments regarding mortgages on properties encumbered by private transfer fee covenants. A private transfer fee covenant is attached to real property by the owner or another private party (frequently, the property developer) and requires a transfer fee payment to an identified third party (such as the property developer or its trustee, a homeowners association, an affordable housing group, or another community or non-profit organization) upon each resale of the property. The proposed guidance would prohibit the FHLBanks from (i) purchasing or investing in mortgages on properties encumbered by private transfer fee covenants, (ii) purchasing or investing in securities backed by mortgages on properties encumbered by private transfer fee covenants or (iii) holding as collateral for advances mortgages on properties encumbered by private transfer fee covenants. Comments on the proposed guidance could have been submitted to the Finance Agency through October 15, 2010.

Acceptance of FDIC Guarantee as Collateral for Advances
On August 23, 2010, the Finance Agency issued Regulatory Interpretation 2010-RI-03 (“RI 2010-03”) to address whether a FHLBank may accept a guarantee from the FDIC as collateral to secure advances outstanding to a member for which the FDIC has been appointed as receiver. RI 2010-03 concludes that a FHLBank may accept a FDIC guarantee of the timely repayment in full of all principal and interest due on particular advances as collateral for the outstanding advances, and that the FHLBank could release its lien on the collateral securing those advances and relinquish that collateral to the FDIC, acting in its capacity as the receiver for the member of the FHLBank.
Bridge Depository Institution as Member of a FHLBank
On August 23, 2010, the Finance Agency issued Regulatory Interpretation 2010-RI-04 (“RI 2010-04”) to address the FHLBank membership status of a bridge depository institution that is organized by the FDIC to temporarily carry on the business of a failed FHLBank member. RI 2010-04 concludes that a FHLBank may treat a bridge depository institution as continuing the membership of the failed member in order to facilitate the FDIC’s resolution of a failed member of the FHLBank.
Sharing of Information Regarding the FHLBanks
The HER Act requires the Director to promulgate regulations under which the Director will make available to each FHLBank information regarding the other FHLBanks that will better enable each FHLBank to assess its risk under the joint and several liability with respect to consolidated obligations. Exceptions to such disclosure are provided with respect to information that is proprietary.
On September 30, 2010, the Finance Agency published a proposed rule with request for comment to implement the above provisions of the HER Act. Pursuant to the proposed rule, the Finance Agency would periodically distribute to each FHLBank and to the OF the final reports of examination (or such portions thereof that the Finance Agency deems appropriate) of all other FHLBanks, as well as any other supervisory reports that the Finance Agency presents to the board of directors of a FHLBank. Prior to such distribution by the Finance Agency, a FHLBank could request that the Finance Agency not distribute particular information because the information is proprietary and the public interest requires that the information not be shared. Also, the proposed rule provides that the Finance Agency would not be waiving any privilege, limitation or restriction on further disclosure of any information the Finance Agency distributed pursuant to the proposed rule. Comments on the proposed rule may be submitted to the Finance Agency through November 29, 2010.
FHLBank Acceptance of FDIC or National Credit Union Administration Guaranteed Notes as Collateral and as Investments
On October 14, 2010, the Finance Agency issued guidance to the FHLBanks regarding their ability to accept FDIC or National Credit Union Administration (“NCUA”) guaranteed notes as collateral and as investments. Both the FDIC and the NCUA have issued a series of notes collateralized by various assets where timely payment of the principal and interest due on the notes is guaranteed by the FDIC or the NCUA, respectively. Both the FDIC and the NCUA represent that the guarantees supporting the notes are backed by the full faith and credit of the United States. The Finance Agency advised the FHLBanks that they could invest in the FDIC and NCUA guaranteed notes and accept the notes as collateral without filing a new business activity notice with the Finance Agency.

Financial Condition
The following table provides selected period-end balances as of September 30, 2010 and December 31, 2009, as well as selected average balances for the nine-month period ended September 30, 2010 and the year ended December 31, 2009. As shown in the table, the Bank’s total assets decreased by 20.7 percent (or $13.4 billion) between December 31, 2009 and September 30, 2010, due primarily to decreases of $19.9 billion and $2.1 billion in advances and held-to-maturity securities, respectively, which were partially offset by an increase of $8.9 billion in the Bank’s short-term liquidity holdings. As the Bank’s assets decreased, the funding for those assets also decreased. During the nine months ended September 30, 2010, total consolidated obligations decreased by $15.1 billion as consolidated obligation bonds and discount notes declined by $9.6 billion and $5.5 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2010			Balance at
		Increase (Decrease)		December 31,
	Balance	Amount	Percentage	2009
Advances	$27,341	$(19,922)	(42.2)%	$47,263
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	4,500	900	25.0	3,600
Federal funds sold	6,060	3,997	193.7	2,063
Treasury bills	4,000	4,000	*	—
Held-to-maturity securities	9,320	(2,105)	(18.4)	11,425
Mortgage loans, net	222	(38)	(14.6)	260
Total assets	51,644	(13,448)	(20.7)	65,092
Consolidated obligations — bonds	41,920	(9,596)	(18.6)	51,516
Consolidated obligations — discount notes	3,301	(5,461)	(62.3)	8,762
Total consolidated obligations	45,221	(15,057)	(25.0)	60,278
Mandatorily redeemable capital stock	7	(2)	(22.2)	9
Capital stock	1,836	(696)	(27.5)	2,532
Retained earnings	432	76	21.3	356
Average total assets	57,176	(12,842)	(18.3)	70,018
Average capital stock	2,293	(456)	(16.6)	2,749
Average mandatorily redeemable capital stock	8	(48)	(85.7)	56

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of September 30, 2010 and December 31, 2009.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial banks	$21,197	80%	$41,924	89%
Thrift institutions	3,775	14	3,249	7
Credit unions	1,293	5	1,347	3
Insurance companies	355	1	301	1

Total member advances	26,620	100	46,821	100

Housing associates	65	—	11	—
Non-member borrowers	60	—	76	—

Total par value of advances	$26,745	100%	$46,908	100%

Total par value of advances outstanding to CFIs	$7,757	29%	$9,758	21%

At September 30, 2010 and December 31, 2009, the carrying value of the Bank’s advances portfolio totaled $27.3 billion and $47.3 billion, respectively. The par value of outstanding advances at those dates was $26.7 billion and $46.9 billion, respectively.
During the first nine months of 2010, advances outstanding to the Bank’s ten largest borrowers decreased by $17.5 billion. Advances to Wells Fargo Bank South Central, National Association and Comerica Bank (the Bank’s two largest borrowers as of December 31, 2009) declined $13.8 billion and $3.0 billion, respectively, including prepayments totaling $10.3 billion and $2.0 billion, respectively, during the third quarter of 2010. The remaining decline in outstanding advances of $2.7 billion during the first nine months of 2010 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due largely to increases in members’ liquidity levels, which were primarily the result of recent growth in their deposits and reduced lending activity due to weak economic conditions.
At September 30, 2010, advances outstanding to the Bank’s ten largest borrowers totaled $12.6 billion, representing 47.2 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s ten largest borrowers totaled $30.1 billion at December 31, 2009, representing 64.2 percent of the total outstanding balances at that date. The following table presents the Bank’s ten largest borrowers as of September 30, 2010.

TEN LARGEST BORROWERS AS OF SEPTEMBER 30, 2010
(Par value, dollars in millions)

				Percent of
Name	City	State	Advances	Total Advances
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$4,498	16.8%
Comerica Bank	Dallas	TX	3,000	11.2
Beal Bank Nevada (2)	Las Vegas	NV	1,292	4.8
International Bank of Commerce	Laredo	TX	805	3.0
Southside Bank	Tyler	TX	670	2.5
First National Bank	Edinburg	TX	585	2.2
Arvest Bank	Rogers	AR	486	1.8
ViewPoint Bank	Plano	TX	476	1.8
Bank of Texas, N.A.	Dallas	TX	451	1.7
Bank of Albuquerque, N.A.	Albuquerque	NM	368	1.4

			$12,631	47.2%

(1)	Formerly Wachovia Bank, FSB

(2)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
The following table presents information regarding the composition of the Bank’s advances by remaining term to maturity as of September 30, 2010 and December 31, 2009.
COMPOSITION OF ADVANCES
(Dollars in millions)

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate advances
Maturity less than one month	$3,454	12.9%	$5,164	11.0%
Maturity 1 month to 12 months	4,351	16.3	4,232	9.0
Maturity greater than 1 year	4,610	17.2	5,602	12.0
Fixed rate, amortizing	2,928	11.0	3,282	7.0
Fixed rate, putable	3,589	13.4	4,037	8.6

Total fixed rate advances	18,932	70.8	22,317	47.6

Floating rate advances
Maturity less than one month	501	1.9	11	—
Maturity 1 month to 12 months	5,199	19.4	5,052	10.8
Maturity greater than 1 year	2,113	7.9	19,528	41.6

Total floating rate advances	7,813	29.2	24,591	52.4

Total par value	$26,745	100.0%	$46,908	100.0%

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

Short-Term Liquidity Portfolio
At September 30, 2010, the Bank’s short-term liquidity portfolio was comprised of $6.1 billion of unsecured overnight federal funds sold to domestic counterparties, $4.0 billion of U.S. Treasury Bills and $4.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of unsecured overnight federal funds sold to domestic counterparties and $3.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. As of September 30, 2010, the Bank’s overnight federal funds sold consisted of $2.8 billion sold to counterparties rated double-A, $2.9 billion sold to counterparties rated single-A and $0.4 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the projected demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”) The increase in the Bank’s short-term liquidity portfolio as of September 30, 2010 was due in large part to the reinvestment of the proceeds from $10.3 billion of advances that were prepaid in late September 2010. The Bank’s short-term liquidity portfolio is expected to decline during the fourth quarter of 2010 as these funds are used to retire or repay debt.
Long-Term Investments
At September 30, 2010 and December 31 2009, the Bank’s long-term investment portfolio (at carrying value) was comprised of approximately $9.3 billion and $11.4 billion, respectively, of mortgage-backed securities (“MBS”), substantially all of which were LIBOR-indexed floating rate CMOs, and approximately $50 million and $60 million, respectively, of U.S. government guaranteed debentures. All of the Bank’s long-term investments were classified as held-to-maturity at both of these dates.
During the three months ended March 31, 2010, the Bank acquired (based on trade date) $1.1 billion of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac. The Bank did not acquire any long-term investments during the second and third quarters of 2010. During the nine months ended September 30, 2010, the proceeds from maturities and paydowns of long-term securities totaled approximately $3.2 billion.
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

At September 30, 2010, the Bank held $9.3 billion of MBS (at carrying value), which represented 407 percent of its total regulatory capital. Due to the expiration of the incremental MBS investment authority and shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase additional MBS before 2012. Currently, the Bank has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments and it may elect to purchase such securities if attractive opportunities to do so are available.
On July 23, 2010, the Bank’s Board of Directors approved an amendment to the Bank’s Risk Management Policy which removes the Bank’s authority to purchase non-agency (i.e., private-label) MBS. With the exception of one security acquired in October 2006, the Bank has not acquired any non-agency MBS since 2005.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of September 30, 2010 and December 31, 2009.
UNPAID PRINCIPAL BALANCE OF MORTGAGE-BACKED SECURITIES BY COUPON TYPE
(In millions of dollars)

	September 30, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
U.S. government guaranteed obligations	$—	$21	$21	$—	$24	$24
Government-sponsored enterprises	3	8,974	8,977	3	10,985	10,988
Non-agency residential MBS
Prime(1)	—	353	353	—	423	423
Alt-A(1)	—	79	79	—	92	92
Prime non-agency CMBS(1)(2)	15	—	15	56	—	56

Total MBS	$18	$9,427	$9,445	$59	$11,524	$11,583

(1)	Reflects the label assigned to the securities at the time of issuance.

(2)	CMBS = Commercial mortgage-backed securities.
Gross unrealized losses on the Bank’s MBS investments decreased from $188 million at December 31, 2009 to $99 million at September 30, 2010. The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of September 30, 2010 and December 31, 2009.
GROSS UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	September 30, 2010		December 31, 2009
	Gross	Unrealized Losses	Gross	Unrealized Losses
	Unrealized	as Percentage of	Unrealized	as Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost

Government-sponsored enterprises	$4	0.1%	$53	0.5%
Non-agency residential MBS	95	22.3%	135	26.5%

	$99		$188

The Bank evaluates outstanding held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 7 of this report).

As of September 30, 2010, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $95.0 million, which represented 22 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2010 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. With the exception of certain of its non-agency RMBS, none of these organizations had rated any of the securities held by the Bank lower than the highest investment grade credit rating at September 30, 2010. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of September 30, 2010 (dollars in thousands). The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

		Unpaid			Estimated
	Number of	Principal	Amortized	Carrying	Fair	Unrealized
Credit Rating	Securities	Balance	Cost	Value	Value	Losses
Triple-A	19	$152,599	$152,619	$152,619	$141,364	$11,255
Double-A	4	34,124	34,124	34,124	27,725	6,399
Single-A	1	6,712	6,712	6,712	4,287	2,425
Triple-B	6	75,613	75,452	62,414	48,053	27,399
Double-B	4	37,056	37,034	26,379	23,194	13,840
Single-B	4	83,649	81,068	57,836	52,860	28,208
Double-C	1	41,785	38,457	27,594	33,006	5,451

Total	39	$431,538	$425,466	$367,678	$330,489	$94,977

The following table presents the securities in the table above that were on negative watch as of September 30, 2010.
NON-AGENCY RMBS ON NEGATIVE WATCH
(dollars in thousands)

	Number of		Estimated Fair
Credit Rating	Securities	Carrying Value	Value
Triple-A	8	$48,880	$43,611
Double-A	4	34,124	27,725
Triple-B	5	52,008	40,991
Double-B	2	12,677	14,793
Single-B	1	10,386	10,701

Total	20	$158,075	$137,821

None of the Bank’s non-agency RMBS holdings were downgraded during the period from October 1, 2010 through November 5, 2010.

At September 30, 2010, the Bank’s portfolio of non-agency RMBS was comprised of 39 securities with an aggregate unpaid principal balance of $432 million: 20 securities with an aggregate unpaid principal balance of $205 million are backed by first lien fixed rate loans and 19 securities with an aggregate unpaid principal balance of $227 million are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2009, the Bank’s non-agency RMBS portfolio had an aggregate unpaid principal balance of $515 million (the securities backed by fixed rate loans had an aggregate unpaid principal balance of $267 million while the securities backed by option ARM loans had an aggregate unpaid principal balance of $248 million). The following table provides a summary of the Bank’s non-agency RMBS as of September 30, 2010 by classification, collateral type and year of securitization (the Bank does not hold any MBS that were labeled as subprime at the time of issuance).
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted	Credit Enhancement Statistics
		Unpaid				Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Classification and Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average (1)	Current(4)
Prime(5)
Fixed Rate Collateral
2006	1	$42	$38	$33	$5	14.40%	8.01%	8.89%	8.01%
2004	4	18	18	17	1	2.51%	21.46%	5.78%	19.53%
2003	10	103	103	97	6	1.28%	6.84%	3.94%	5.20%
2002 and prior	1	1	1	—	1	0.00%	38.38%	2.00%	38.38%

	16	164	160	147	13	4.78%	8.82%	5.41%	5.20%

Option ARM Collateral
2005	15	177	176	119	57	30.20%	46.86%	43.16%	26.76%
2004	2	12	12	8	4	27.95%	34.20%	29.92%	32.13%

	17	189	188	127	61	30.05%	46.03%	42.28%	26.76%

Total prime	33	353	348	274	74	18.33%	28.78%	25.19%	5.20%

Alt-A(5)
Fixed Rate Collateral
2005	1	27	27	19	8	10.28%	10.07%	6.84%	10.07%
2004	1	5	5	5	—	10.47%	30.68%	6.85%	30.68%
2002 and prior	2	9	9	9	—	6.55%	20.54%	4.55%	17.21%

	4	41	41	33	8	9.46%	14.87%	6.33%	10.07%

Option ARM Collateral
2005	2	38	36	23	13	44.95%	41.32%	39.62%	34.92%

Total Alt-A	6	79	77	56	21	26.48%	27.55%	22.29%	10.07%

Total non-agency RMBS	39	$432	$425	$330	$95	19.84%	28.55%	24.65%	5.20%

Total Fixed Rate Collateral	20	$205	$201	$180	$21	5.73%	10.05%	5.60%	5.20%
Total Option ARM Collateral	19	227	224	150	74	32.55%	45.24%	41.84%	26.76%

Total non-agency RMBS	39	$432	$425	$330	$95	19.84%	28.55%	24.65%	5.20%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2010, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 6.70 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

(5)	Reflects the label assigned to the securities at the time of issuance.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2009 is provided in the Bank’s 2009 10-K. There were no substantial changes in these concentrations during the nine months ended September 30, 2010.

The Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2010 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 7 of this report).
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 15 percent over the 3- to 9-month period beginning July 1, 2010. Thereafter, home prices were projected to increase 0 percent in each of the first and second years, 1 percent in the third year, 2 percent in each of the fourth and fifth years and 3 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 11 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of September 30, 2010 (as compared to 2 securities in the Bank’s base case scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.
NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

						Credit Losses	Hypothetical
						Recorded	Credit
			Unpaid			in Earnings	Losses Under		Current
	Year of	Collateral	Principal	Carrying	Fair	During the	Stress-Test	Collateral	Credit
	Securitization	Type	Balance	Value	Value	Third Quarter	Scenario (2)	Delinquency(3)	Enhancement (4)
Prime
Security #2	2005	Option ARM	$18,705	$9,673	$11,740	$—	$305	45.4%	49.9%
Security #3	2006	Fixed Rate	41,785	27,594	33,006	208	1,237	14.4%	8.0%
Security #4	2005	Option ARM	12,918	6,807	7,556	—	—	19.9%	47.3%
Security #6	2005	Option ARM	18,242	10,386	10,701	171	172	24.1%	26.8%
Security #7	2004	Option ARM	6,960	4,123	4,283	—	139	22.3%	32.1%
Security #8	2005	Option ARM	10,530	6,279	6,445	—	231	21.0%	45.4%
Security #9	2005	Option ARM	4,649	3,004	3,054	—	—	26.3%	44.4%
Security #10	2004	Option ARM	5,487	5,487	3,396	—	45	35.1%	36.8%
Security #12	2005	Option ARM	6,712	6,712	4,287	—	37	39.7%	47.3%
Security #13	2005	Option ARM	8,215	8,215	5,004	—	46	39.0%	44.9%

Total prime			134,203	88,280	89,472	379	2,212

Alt-A(1)
Security #1	2005	Option ARM	16,720	7,555	10,069	—	804	42.7%	34.9%
Security #5	2005	Option ARM	21,463	12,666	12,612	—	512	46.7%	46.3%
Security #11	2005	Fixed Rate	27,225	27,229	19,479	—	1	10.3%	10.1%

Total Alt-A			65,408	47,450	42,160	—	1,317

			$199,611	$135,730	$131,632	$379	$3,529

(1)	Security #1, Security #5 and Security #11 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the quarter ended September 30, 2010 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of September 30, 2010.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2010, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 0.94 percent to 6.70 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
In addition to its holdings of non-agency RMBS, as of September 30, 2010, the Bank held one non-agency commercial MBS with an unpaid principal balance, amortized cost and estimated fair value approximating $15 million. This security was issued in 2000. As of September 30, 2010, the security’s collateral delinquency (the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned) was 4.83 percent; at this same date, the current credit enhancement approximated 50.62 percent.

While substantially all of its MBS portfolio is comprised of CMOs with floating rate coupons ($9.4 billion par value at September 30, 2010) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2010, the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($7.8 billion) was between 6.0 percent and 7.0 percent. As of September 30, 2010, one-month LIBOR rates were approximately 574 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.7 billion of interest rate caps with remaining maturities ranging from 39 months to 60 months as of September 30, 2010, and strike rates ranging from 6.00 percent to 6.75 percent and (ii) four forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other two forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The Bank purchased five new stand-alone interest rate cap agreements with an aggregate notional amount of $950 million during the three months ended September 30, 2010. The premiums paid for these caps totaled $2.9 million. No other interest rate caps were purchased during the nine months ended September 30, 2010. During the three months ended June 30, 2010, the Bank sold three interest rate caps with an aggregate notional amount of $750 million; proceeds from these sales totaled $1.4 million. These caps were sold as their maturities were nearing and the likelihood that interest rates would rise above the strike rates specified in such agreements was considered remote during their remaining terms. During the three months ended September 30, 2010, the Bank sold an additional interest rate cap with a notional amount of $250 million, an effective date of October 15, 2012 and a maturity date of October 15, 2015; proceeds from this sale totaled $1.1 million. This forward-starting, one-month LIBOR indexed cap was simultaneously replaced with one of the five three-month LIBOR indexed caps discussed above; the Bank paid a $1.0 million premium for the replacement cap. The replacement cap was effective on October 15, 2010 and is scheduled to mature on October 15, 2015. No other interest rate caps were sold during the nine months ended September 30, 2010.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.

SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2014	$500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	700	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014 (1)	250	6.50%
First quarter 2015	150	6.75%
Second quarter 2015 (2)	250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015 (1)	250	7.00%
Second quarter 2016 (2)	250	7.00%

	$3,700

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.
Consolidated Obligations and Deposits
As of September 30, 2010, the carrying values of the Bank’s consolidated obligation bonds and discount notes totaled $41.9 billion and $3.3 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $41.5 billion and the par value of the Bank’s outstanding discount notes was $3.3 billion. In comparison, at December 31, 2009, the carrying values of consolidated obligation bonds and discount notes totaled $51.5 billion and $8.8 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $51.2 billion and $8.8 billion, respectively.
During the nine months ended September 30, 2010, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $9.6 billion due primarily to decreases in the Bank’s outstanding advances. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2010 and December 31, 2009.
COMPOSITION OF BONDS OUTSTANDING
(Par value, dollars in millions)

	September 30, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Single-index floating rate	$21,688	52.2%	$20,560	40.2%
Fixed rate, non-callable	15,859	38.2	23,371	45.7
Callable step-up	2,234	5.4	3,473	6.8
Fixed rate, callable	1,675	4.0	3,277	6.4
Callable step-down	75	0.2	125	0.2
Conversion	10	—	365	0.7

Total par value	$41,541	100.0%	$51,171	100.0%

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
Investors’ demand for short-maturity, high-quality debt remained high during the third quarter of 2010, while interest rate swap spreads contracted during this period. Swapped funding costs for the FHLBank System improved slightly during the third quarter of 2010 relative to the second quarter of 2010. Due to the decrease in outstanding advances, the Bank’s funding needs declined substantially during the third quarter of 2010, with only approximately $1.2 billion of consolidated obligation bonds issued during this period. The majority of these funding needs were met through the issuance of swapped fixed rate callable bonds, including step-up bonds.
The average LIBOR cost (including the impact of associated interest rate swaps) of the consolidated obligation bonds issued by the Bank was approximately LIBOR minus 19 basis points during the fourth quarter of 2009, approximately LIBOR minus 16 basis points during the first quarter of 2010, approximately LIBOR minus 17 basis points during the second quarter of 2010 and approximately LIBOR minus 25 basis points during the third quarter of 2010. The weighted average cost of consolidated obligation bonds issued by the Bank increased in the first quarter of 2010 as compared to the fourth quarter of 2009 due to a variety of factors including the availability of other high credit grade debt such as sovereign debt, the compression in interest rate swap spreads relative to high credit grade debt, and the conclusion of the Federal Reserve’s agency debt purchase program. The increased issuance of floating rate bonds, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR, also contributed to the Bank’s increased debt costs during the first quarter. The slight improvement in the average LIBOR cost of the consolidated obligation bonds issued by the Bank during the second quarter of 2010 was largely attributable to the increase in investor demand for short-term agency debt and the widening of swap spreads discussed above. The improvement in the average LIBOR cost of the consolidated obligation bonds issued by the Bank during the third quarter of 2010 was largely attributable to the issuance of primarily swapped callable fixed rate step-up bonds, which typically bear a lower LIBOR cost when compared to other sources of LIBOR-based funding.
As discussed in the 2009 10-K, on March 4, 2010, the SEC issued amendments to its rules promulgated under the Investment Company Act of 1940, which govern money market funds. These amendments limit the amount of FHLBank consolidated obligations with remaining maturities greater than 60 days that a money market fund can hold. The requirements imposed by the amendments became effective on various dates during the second quarter of 2010. Traditionally, money market funds have been significant investors in FHLBank consolidated obligations. The weighted average number of days to maturity of taxable money market funds contracted from 44 days at the end of the first quarter of 2010 to 36 days at the end of the second quarter of 2010, which was the lowest weighted average number of days in 18 months, before returning to 44 days at the end of the third quarter of 2010. At this time, the Bank has not yet conclusively determined the effect that the amendments will have on its ability to issue consolidated obligations on favorable terms.

Demand and term deposits were $1.0 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $1.8 billion and $2.5 billion at September 30, 2010 and December 31, 2009, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $2.7 billion for the year ended December 31, 2009 to $2.3 billion for the nine months ended September 30, 2010. The decrease in outstanding capital stock from December 31, 2009 to September 30, 2010 was attributable primarily to a decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances.
Mandatorily redeemable capital stock outstanding at September 30, 2010 and December 31, 2009 was $6.9 million and $9.2 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the nine months ended September 30, 2010.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 29, 2010, April 30, 2010 and July 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchase that occurred on October 29, 2010, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2009, none of which was classified as mandatorily redeemable capital stock at the dates of repurchase.

Date of Repurchase	Shares	Amount of
by the Bank	Repurchased	Repurchase
January 29, 2010	1,065,595	$106,560
April 30, 2010	704,308	70,431
July 30, 2010	513,708	51,371
October 29, 2010	1,322,278	132,228

The following table presents outstanding capital stock, by type of institution, as of September 30, 2010 and December 31, 2009.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial banks	$1,476	80%	$2,200	87%
Thrifts	227	12	213	8
Credit unions	106	6	96	4
Insurance companies	26	2	23	1

Total capital stock classified as capital	1,835	100	2,532	100

Mandatorily redeemable capital stock	7	—	9	—

Total regulatory capital stock	$1,842	100%	$2,541	100%

At September 30, 2010 and December 31, 2009, the Bank’s ten largest shareholders held $0.7 billion and $1.4 billion, respectively, of capital stock, which represented 40.9 percent and 53.4 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s ten largest shareholders as of September 30, 2010.
TEN LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2010
(Dollars in thousands)

				Percent of
			Capital	Total
Name	City	State	Stock	Capital Stock
Wells Fargo Bank South Central, National Association (1)	Houston	TX	$343,381	18.6%
Comerica Bank	Dallas	TX	148,215	8.0
Beal Bank Nevada (2)	Las Vegas	NV	56,447	3.1
International Bank of Commerce	Laredo	TX	38,969	2.1
Southside Bank	Tyler	TX	36,130	2.0
Arvest Bank	Rogers	AR	30,775	1.7
Bank of Texas, N.A.	Dallas	TX	28,281	1.5
First National Bank	Edinburg	TX	26,449	1.4
First Community Bank	Taos	NM	23,168	1.3
USAA Federal Savings Bank	San Antonio	TX	22,792	1.2

			$754,607	40.9%

(1)	Formerly Wachovia Bank, FSB

(2)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
All of the stock held by the ten institutions shown in the table above was classified as capital in the statement of condition as of September 30, 2010.
At September 30, 2010, the Bank’s excess stock totaled $391.5 million, which represented 0.76 percent of the Bank’s total assets as of that date.

During the nine months ended September 30, 2010, the Bank’s retained earnings increased by $75.6 million, from $356.3 million to $431.9 million. During this same period, the Bank paid dividends on capital stock totaling $6.8 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first, second and third quarter 2010 dividend rates exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2009 through December 31, 2009, was paid on March 31, 2010. The second quarter dividend, applied to average capital stock held during the period from January 1, 2010 through March 31, 2010, was paid on June 30, 2010. The third quarter dividend, applied to average capital stock held during the period from April 1, 2010 through June 30, 2010, was paid on September 30, 2010.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to core earnings) generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the fourth quarter of 2010 at or slightly above the reference average federal funds rate for the quarter ended September 30, 2010. Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash. In addition, despite the significant decline in advances during the third quarter of 2010, the Bank currently expects (although there can be no assurances) that its earnings will continue to be sufficient to allow it to pay dividends at or slightly above the average federal funds rate while continuing to increase its retained earnings for the foreseeable future.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2009 10-K. At September 30, 2010, the Bank’s total risk-based capital requirement was $346.3 million, comprised of credit risk, market risk and operations risk capital requirements of $142.0 million, $124.4 million and $79.9 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at September 30, 2010 or December 31, 2009. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2010, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2010 and December 31, 2009, see “Item 1. Financial Statements” (specifically, Note 9 on page 23 of this report).
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.10 percent, which is higher than the 4.00 percent ratio required under the Finance Agency’s capital rules. At all times during the nine months ended September 30, 2010, the Bank was in compliance with its operating target capital ratio.
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 8 beginning on page 16 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of September 30, 2010 and December 31, 2009, the Bank’s notional balance of interest rate exchange agreements was $40.3 billion and $66.7 billion, respectively, while its total assets were $51.6 billion and $65.1 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category, as of September 30, 2010 and December 31, 2009, and the net fair value changes recorded in earnings for each of those categories during the three and nine months ended September 30, 2010 and 2009.
COMPOSITION OF DERIVATIVES

			Net Change in Fair Value(7)		Net Change in Fair Value(7)
	Total Notional at		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2010	December 31, 2009	2010	2009	2010	2009
	(In millions of dollars)		(In thousands of dollars)		(In thousands of dollars)
Advances
Short-cut method(1)	$7,246	$9,397	$—	$—	$—	$—
Long-haul method(2)	1,668	1,556	(302)	(858)	(403)	(2,448)
Economic hedges(3)	16	15	14	(51)	34	(44)

Total	8,930	10,968	(288)	(909)	(369)	(2,492)

Investments
Long-haul method(2)	—	—	—	—	—	(102)

Consolidated obligation bonds
Short-cut method(1)	—	95	—	—	—	—
Long-haul method(2)	16,551	27,519	(887)	1,052	(1,178)	59,954
Economic hedges(3)	2,450	8,195	2,432	3,789	(6,954)	19,711

Total	19,001	35,809	1,545	4,841	(8,132)	79,665

Consolidated obligation discount notes
Economic hedges(3)	1,911	6,414	815	(1,049)	55	(4,810)

Other economic hedges
Interest rate caps(4)	3,700	3,750	(5,204)	(3,125)	(40,912)	5,496
Basis swaps(5)	6,700	9,700	(3,975)	(5,345)	6,269	4,022
Interest rate swaptions (6)	50	—	(411)	—	(411)	—
Member swaps (including offsetting swaps)	24	24	—	—	1	32

Total	10,474	13,474	(9,590)	(8,470)	(35,053)	9,550

Total derivatives	$40,316	$66,665	$(7,518)	$(5,587)	$(43,499)	$81,811

Total short-cut method	$7,246	$9,492	$—	$—	$—	$—
Total long-haul method	18,219	29,075	(1,189)	194	(1,581)	57,404
Total economic hedges	14,851	28,098	(6,329)	(5,781)	(41,918)	24,407

Total derivatives	$40,316	$66,665	$(7,518)	$(5,587)	$(43,499)	$81,811

(1)	The short-cut method allows the assumption of no ineffectiveness in the hedging relationship.

(2)	The long-haul method requires the hedge and hedged item to be marked to fair value independently.

(3)	Interest rate derivatives that are matched to advances or consolidated obligations, but that either do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes.

(4)	Interest rate derivatives that hedge identified portfolio risks, but that do not qualify for hedge accounting. The Bank’s interest rate caps hedge embedded caps in floating rate CMOs designated as held-to-maturity.

(5)	At September 30, 2010, the Bank held $6.7 billion (notional) of interest rate basis swaps that were entered into to reduce the Bank’s exposure to changes in spreads between one-month and three-month LIBOR; $1.0 billion, $2.0 billion, $1.0 billion and $2.7 billion of these agreements expire in the first quarter of 2011, the second quarter of 2013, the second quarter of 2014 and the fourth quarter of 2018, respectively.

(6)	The Bank’s interest rate swaptions hedge exposure to interest rate risk associated with certain of its optional advance commitments.

(7)	Represents the difference in fair value adjustments for the derivatives and their hedged items. In cases involving economic hedges, the net change in fair value reflected in this table represents a one-sided mark, meaning that the net change in fair value represents the change in fair value of the derivative only. Gains and losses in the form of net interest payments on economic hedge derivatives are excluded from the amounts reflected above.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. As of September 30, 2010 and December 31, 2009, only cash collateral had been delivered under the terms of these collateral exchange agreements.
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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2010 and December 31, 2009.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

				Maximum	Cash	Cash
Credit	Number of	Notional		Credit	Collateral	Collateral	Net Exposure
Rating(1)	Counterparties	Principal(2)		Exposure	Held	Due(3)	After Collateral
September 30, 2010
Aaa	1	$199.0		$—	$—	$—	$—
Aa(4)	10	33,639.3		53.6	45.6	6.3	1.7
A(5)	3	6,465.2		6.0	5.9	—	0.1

Total	14	$40,303.5	(6)	$59.6	$51.5	$6.3	$1.8

December 31, 2009
Aaa	1	$543.0		$—	$—	$—	$—
Aa(4)	10	51,897.1		198.0	187.6	8.7	1.7
A(5)	4	14,212.7		25.9	17.0	8.9	—
Excess collateral	—	—		—	0.1	—	—

Total	15	$66,652.8	(6)	$223.9	$204.7	$17.6	$1.7

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of September 30, 2010 and December 31, 2009, respectively.

(2)	Includes amounts that had not settled as of September 30, 2010 and December 31, 2009.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on September 30, 2010 and December 31, 2009 credit exposures. Cash collateral totaling $6.3 million and $17.6 million was delivered under these agreements in early October 2010 and early January 2010, respectively.

(4)	The figures for Aa-rated counterparties as of September 30, 2010 and December 31, 2009 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $2.6 billion and $753 million as of September 30, 2010 and December 31, 2009, respectively. These transactions represented a credit exposure of $11.6 million and $1.9 million to the Bank as of September 30, 2010 and December 31, 2009, respectively.

(5)	The figures for A-rated counterparties as of September 30, 2010 and December 31, 2009 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $4.3 billion and $3.2 billion as of September 30, 2010 and December 31, 2009, respectively. These transactions did not represent a credit exposure to the Bank as of September 30, 2010 and represented a credit exposure of $2.2 million as of December 31, 2009.

(6)	Excludes $12.1 million (notional amount) of interest rate derivatives with members at both September 30, 2010 and December 31, 2009. This product offering is discussed in the paragraph below.
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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 107 percent at September 30, 2010. In comparison, this ratio was approximately 100 percent as of December 31, 2009. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”
Results of Operations
Net Income
Net income for the three months ended September 30, 2010 and 2009 was $27.4 million and $17.6 million, respectively. The Bank’s net income for the three months ended September 30, 2010 represented an annualized return on average capital stock (“ROCS”) of 4.99 percent, which was 480 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 2.59 percent for the three months ended September 30, 2009, which exceeded the average effective federal funds rate for that quarter by 243 basis points. Net income for the nine months ended September 30, 2010 and 2009 was $82.4 million and $108.5 million, respectively. The Bank’s net income for the nine months ended September 30, 2010 represented a ROCS of 4.80 percent, which was 463 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 5.14 percent for the nine months ended September 30, 2009, which was 497 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During the three and nine months ended September 30, 2010 and 2009, the effective rates approximated 26.5 percent. During the three months ended September 30, 2010 and 2009, the combined AHP and REFCORP assessments were $9.9 million and $6.4 million, respectively. During the nine months ended September 30, 2010 and 2009, the combined AHP and REFCORP assessments were $29.7 million and $39.2 million, respectively.
Income Before Assessments
During the three months ended September 30, 2010 and 2009, the Bank’s income before assessments was $37.3 million and $24.0 million, respectively. As discussed in more detail below, the $13.3 million increase in income before assessments from period to period was attributable to a $21.2 million increase in net interest income and a $6.7 million decrease in other expense, offset by a $14.6 million decrease in other income. The decrease in other income was due primarily to a $16.7 million negative change in net gains/losses on derivatives and hedging activities.
The Bank’s income before assessments was $112.1 million and $147.7 million for the nine months ended September 30, 2010 and 2009, respectively. As discussed in more detail below, this $35.6 million decrease in income before assessments from period to period was attributable to a $203.4 million decrease in other income (of which $202.9 million related to derivatives and hedging activities), offset by a $161.8 million increase in net interest income and a $6.0 million decrease in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended September 30, 2010 and 2009, the Bank’s net interest income was $54.7 million and $33.5 million, respectively. The Bank’s net interest income was $187.3 million and $25.4 million for the nine months ended September 30, 2010 and 2009, respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives, which contributed significantly to the Bank’s overall income before assessments during the three and nine months ended September 30, 2009. If these net interest payments had been included, net interest income would have improved by $6.4 million and $84.3 million for the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. The increases in net interest income were due in large part to increases in the Bank’s net interest spread. Net interest income was also impacted (albeit to a far lesser extent) by changes in the average balances of earning assets from $69.4 billion and $71.7 billion for the three and nine months ended September 30, 2009 to $52.9 billion and $56.9 billion for the corresponding periods in 2010.
For the three months ended September 30, 2010 and 2009, the Bank’s net interest margin was 42 basis points and 19 basis points, respectively. The Bank’s net interest margin was 44 basis points and 4 basis points for the nine months ended September 30, 2010 and 2009, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread increased from 16 basis points and (2) basis points for the three and nine months ended September 30, 2009, respectively, to 39 basis points and 41 basis points during the three and nine months ended September 30, 2010, respectively. Due to lower short-term interest rates in 2010, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 6 basis points for the nine months ended September 30, 2009 to 3 basis points for the nine months ended September 30, 2010. The contribution of earnings from the Bank’s invested capital to the net interest margin was 3 basis points for both the three months ended September 30, 2010 and 2009.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the nine months ended September 30, 2010, the Bank used approximately $8.3 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $2.3 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $3.2 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2009, the Bank used approximately $11.8 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $6.2 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $6.4 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $4.9 million and $15.4 million for the three and nine months ended September 30, 2010, respectively, compared to $19.7 million and $93.0 million, respectively, for the corresponding periods in 2009. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest margin would have been 46 basis points and 47 basis points for the three and nine months ended September 30, 2010, respectively, compared to 31 basis points and 22 basis points for the comparable periods in 2009 and its net interest spread would have been 43 basis points and 45 basis points for the three and nine months ended September 30, 2010, respectively, compared to 28 basis points and 17 basis points for the three and nine months ended September 30, 2009, respectively. The increase in the Bank’s net interest spread for the three-month period was due largely to improved debt costs relative to LIBOR. The increase in the Bank’s net interest spread for the nine-month period was due largely to lower levels of short-term interest rates that increased the spread between the Bank’s fixed rate assets and its floating rate liabilities, improved debt costs relative to LIBOR, and higher yields on the Bank’s agency CMO portfolio.
The Bank’s net interest income for the nine months ended September 30, 2010 was positively impacted by higher yields on the Bank’s CMO portfolio. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to repurchase loans that are at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial repurchases, which included delinquent loans that had accumulated up to that point in time, occurred during the period from February 2010 through May 2010, with additional purchases of delinquent loans expected to occur thereafter as needed. During the first half of 2010, Freddie Mac and Fannie Mae repurchased delinquent loans from the pools underlying their guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $13.5 million of accelerated accretion of the purchase discounts associated with the Freddie Mac and Fannie Mae CMOs owned by the Bank. Repurchases by Freddie Mac and Fannie Mae did not significantly impact the Bank’s net interest income in the third quarter of 2010. Subsequent to the third quarter of 2010, the impact of these repurchases by Fannie Mae and Freddie Mac is not expected to significantly affect the Bank’s net interest income.
The Bank’s net interest spread for the first quarter of 2009 (and therefore its net interest spread for the nine months ended September 30, 2009) was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this fixed rate debt was carried at a negative spread. The negative spread associated with the investment of the remaining portion of this debt in low-yielding short-term assets negatively impacted the Bank’s net interest income for the nine months ended September 30, 2009; this impact was most significant early in the first quarter of 2009.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2010 and 2009.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(c)	Rate(a)(c)	Balance	Expense(c)	Rate(a)(c)
Assets
Interest-bearing deposits (b)	$220	$—	0.20%	$162	$—	0.40%
Federal funds sold	3,342	1	0.17%	3,850	1	0.13%
Investments
Trading	124	—	0.07%	4	—	—
Available-for-sale (d)	—	—	—	—	—	0.98%
Held-to-maturity(d)	9,817	30	1.22%	12,471	38	1.22%
Advances (e)	39,214	91	0.92%	52,648	127	0.96%
Mortgage loans held for portfolio	229	3	5.52%	280	4	5.50%

Total earning assets	52,946	125	0.95%	69,415	170	0.98%
Cash and due from banks	98			129
Other assets	174			342
Derivatives netting adjustment (b)	(297)			(382)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities(d)	(61)			(49)

Total assets	$52,860	125	0.95%	$69,455	170	0.98%

Liabilities and Capital
Interest-bearing deposits (b)	$1,033	1	0.05%	$1,330	—	0.05%
Consolidated obligations
Bonds	44,300	67	0.61%	52,820	105	0.79%
Discount notes	4,803	3	0.24%	12,115	32	1.05%
Mandatorily redeemable capital stock and other borrowings	9	—	0.37%	66	—	0.16%

Total interest-bearing liabilities	50,145	71	0.56%	66,331	137	0.82%
Other liabilities	476			530
Derivatives netting adjustment (b)	(297)			(382)

Total liabilities	50,324	71	0.56%	66,479	137	0.82%

Total capital	2,536			2,976

Total liabilities and capital	$52,860		0.53%	$69,455		0.79%

Net interest income		$54			$33

Net interest margin			0.42%			0.19%
Net interest spread			0.39%			0.16%

Impact of non-interest bearing funds			0.03%			0.03%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2010 and 2009 in the table above include $220 million and $161 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the three months ended September 30, 2010 and 2009 in the table above include $77 million and $221 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $4.9 million and $19.7 million for the three months ended September 30, 2010 and 2009, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2010 and 2009.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(c)	Rate(a)(c)	Balance	Expense(c)	Rate(a)(c)
Assets
Interest-bearing deposits (b)	$168	$—	0.19%	$396	$—	0.21%
Federal funds sold	3,699	4	0.15%	3,673	4	0.15%
Investments
Trading	45	—	0.07%	3	—	—
Available-for-sale (d)	—	—	—	37	—	1.70%
Held-to-maturity(d)	10,674	108	1.35%	11,888	117	1.31%
Advances (e)	42,074	259	0.82%	55,393	573	1.38%
Mortgage loans held for portfolio	242	10	5.53%	300	12	5.51%

Total earning assets	56,902	381	0.89%	71,690	706	1.31%
Cash and due from banks	396			57
Other assets	253			425
Derivatives netting adjustment (b)	(311)			(480)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities(d)	(64)			(25)
Total assets	$57,176	381	0.89%	$71,667	706	1.31%

Liabilities and Capital
Interest-bearing deposits (b)	$1,344	1	0.05%	$1,490	1	0.11%
Consolidated obligations
Bonds	47,457	184	0.52%	50,151	481	1.28%
Discount notes	5,391	9	0.22%	16,517	199	1.61%
Mandatorily redeemable capital stock and other borrowings	9	—	0.44%	74	—	0.15%

Total interest-bearing liabilities	54,201	194	0.48%	68,232	681	1.33%
Other liabilities	663			830
Derivatives netting adjustment (b)	(311)			(480)
Total liabilities	54,553	194	0.47%	68,582	681	1.32%

Total capital	2,623			3,085

Total liabilities and capital	$57,176		0.45%	$71,667		1.27%

Net interest income		$187			$25

Net interest margin			0.44%			0.04%
Net interest spread			0.41%			(0.02%)

Impact of non-interest bearing funds			0.03%			0.06%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2010 and 2009 in the table above include $167 million and $186 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, interest-bearing deposit liabilities for the nine months ended September 30, 2010 and 2009 in the table above include $145 million and $293 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $15.4 million and $93.0 million for the nine months ended September 30, 2010 and 2009, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2010 and 2009 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended			Nine Months Ended
	September 30, 2010 vs. 2009			September 30, 2010 vs. 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Federal funds sold	—	—	—	—	—	—
Investments
Trading	—	—	—	—	—	—
Available-for-sale	—	—	—	—	—	—
Held-to-maturity	(8)	—	(8)	(12)	3	(9)
Advances	(31)	(5)	(36)	(117)	(197)	(314)
Mortgage loans held for portfolio	(1)	—	(1)	(2)	—	(2)

Total interest income	(40)	(5)	(45)	(131)	(194)	(325)

Interest expense:
Interest-bearing deposits	—	1	1	—	—	—
Consolidated obligations:
Bonds	(15)	(23)	(38)	(25)	(272)	(297)
Discount notes	(13)	(16)	(29)	(83)	(107)	(190)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—

Total interest expense	(28)	(38)	(66)	(108)	(379)	(487)

Changes in net interest income	$(12)	$33	$21	$(23)	$185	$162

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2010 and 2009. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$1,581	$6,159	$10,485	$5,525
Economic hedge derivatives related to consolidated obligation discount notes	1,255	5,943	3,558	22,946
Stand-alone economic hedge derivatives (basis swaps)	2,062	7,585	1,465	64,872
Stand-alone economic hedge derivatives (forward rate agreements)	—	—	—	(304)
Member/offsetting swaps	2	—	4	—
Economic hedge derivatives related to advances	(26)	(20)	(75)	(36)

Total net interest income associated with economic hedge derivatives	4,874	19,667	15,437	93,003

Gains (losses) related to economic hedge derivatives
Gains (losses) related to stand-alone derivatives (basis swaps)	(3,975)	(5,345)	6,269	4,022
Gains (losses) on federal funds floater swaps	2,432	3,789	(6,954)	19,711
Gains (losses) on interest rate caps related to held-to-maturity securities	(5,204)	(3,125)	(40,912)	5,496
Gains (losses) on discount note swaps	815	(1,049)	55	(4,810)
Net gains on member/offsetting swaps	—	—	1	32
Losses on swaptions related to optional advance commitments	(411)	—	(411)	—
Gains (losses) related to other economic hedge derivatives (advance swaps and caps)	14	(51)	34	(44)

Total fair value gains (losses) related to economic hedge derivatives	(6,329)	(5,781)	(41,918)	24,407

Gains (losses) related to fair value hedge ineffectiveness
Net losses on advances and associated hedges	(302)	(858)	(403)	(2,448)
Net gains (losses) on CO(1) bonds and associated hedges	(887)	1,052	(1,178)	59,954
Net losses on AFS(2) securities and associated hedges	—	—	—	(102)

Total fair value hedge ineffectiveness	(1,189)	194	(1,581)	57,404

Net gains on unhedged trading securities	303	286	187	464
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(379)	(2,312)	(2,050)	(2,983)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	124	—	124	—
Gains on early extinguishment of debt	176	—	176	176
Realized gain on sale of AFS(2) security	—	—	—	843
Service fees	779	856	2,136	2,338
Other, net	1,467	1,476	4,406	4,717

Total other	2,470	306	4,979	5,555

Total other income (loss)	$(174)	$14,386	$(23,083)	$180,369

(1)	Consolidated obligations

(2)	Available-for-sale
The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of September 30, 2010, the Bank’s federal funds floater swaps had an aggregate notional amount of $2.5 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation bonds) and therefore can be a considerable source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At September 30, 2010, the carrying values of the Bank’s federal funds floater swaps totaled $3.2 million, excluding net accrued interest receivable.

The Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of September 30, 2010, the Bank’s discount note swaps had an aggregate notional balance of $1.9 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At September 30, 2010, the carrying values of the Bank’s stand-alone discount note swaps totaled $1.9 million, excluding net accrued interest receivable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of September 30, 2010, the Bank was a party to 8 interest rate basis swaps with an aggregate notional amount of $6.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the three months ended September 30, 2010, the Bank sold one interest rate basis swap with a $1.0 billion notional balance; proceeds from the sale totaled $4.5 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. During the three months ended June 30, 2010, the Bank sold two interest rate basis swaps (each with a $500 million notional balance); proceeds from these sales totaled $0.9 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on these transactions. During the three months ended March 31, 2010, the Bank sold a portion of an interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million. At September 30, 2010, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $17.9 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps, discount note swaps and interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments aggregating $23.0 million will ultimately reverse in future periods in the form of unrealized losses. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps and discount note swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in interest rates, the Bank held (as of September 30, 2010) 14 interest rate cap agreements having a total notional amount of $3.7 billion. The premiums paid for these caps totaled $37.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the CMO LIBOR floaters with embedded caps) and therefore can also be a source of considerable volatility in the Bank’s earnings.
At September 30, 2010, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $10.6 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods. The losses on the caps during the three and nine months ended September 30, 2010 were primarily attributable to a decline in interest rates.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. Prior to their sale or maturity, substantially all of the Bank’s available-for-sale securities were also hedged with interest rate swaps. These hedging relationships are (or were in the case of the Bank’s available-for-sale securities) designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of ($1.2 million) and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and net gains (losses) of ($1.6 million) and $57.4 million for the nine months ended September 30, 2010 and 2009, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended September 30, 2010 and 2009, the net gains (losses) relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $14,000 and ($51,000), respectively. The net gains (losses) relating to these derivatives totaled $34,000 and ($44,000) for the nine months ended September 30, 2010 and 2009, respectively.
As set forth in the table on page 66, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates decrease dramatically between the reset date and the valuation date (as they did during the fourth quarter of 2008), discounting the higher coupon rate cash flows being paid on the floating rate leg at the prevailing lower rate until the swap’s next reset date can result in ineffectiveness-related losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. Because the Bank typically holds its consolidated obligation bond interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008, the Bank recognized ineffectiveness-related losses during the year ended December 31, 2008 of $55.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these ineffectiveness-related losses substantially reversed (in the form of ineffectiveness-related gains) during the three months ended March 31, 2009. Three-month LIBOR rates remained relatively stable during the remainder of 2009 and the first nine months of 2010, resulting in significantly lower ineffectiveness-related gains and losses during those periods.
Because the Bank had a much smaller balance of swapped assets than liabilities and a significant portion of those assets qualified for and were designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities during the three months ended March 31, 2009.
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 7 of this report).
During the three months ended September 30, 2010, the Bank entered into optional advance commitments with a par value totaling $50,000,000, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During the first nine months of 2010 and 2009, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the nine months ended September 30, 2010 and 2009, the Bank repurchased $247.0 million and $8.7 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $176,000 in both periods. No consolidated obligations were transferred to other FHLBanks during the nine months ended September 30, 2010 or 2009.
There were no sales of long-term investments during the nine months ended September 30, 2010. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise MBS) with an amortized cost (determined by the specific identification method) of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. There were no other sales of long-term investments during the nine months ended September 30, 2009.
In the table on page 66, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. Letter of credit fees totaled $1.5 million for both the three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, letter of credit fees totaled $4.4 million and $4.6 million, respectively. At September 30, 2010, outstanding letters of credit totaled $4.5 billion.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $17.2 million and $52.1 million for the three and nine months ended September 30, 2010, respectively, compared to $23.9 million and $58.1 million for the corresponding periods in 2009.
Compensation and benefits were $9.2 million and $28.8 million for the three and nine months ended September 30, 2010, respectively, compared to $15.9 million and $34.2 million for the corresponding periods in 2009. The decreases of $6.7 million and $5.4 million, respectively, were due largely to a $7.5 million supplemental contribution made in the third quarter of 2009 to the Pentegra Defined Benefit Plan for Financial Institutions, a multiemployer defined benefit plan in which the Bank participates. The other increases of $0.8 million and $2.1 million, respectively, were due primarily to increases in the Bank’s average headcount and cost-of-living and merit increases, as well as increases in expenses associated with the Bank’s short-term incentive compensation plan. The Bank’s average headcount increased from 191 employees during both the three and nine months ended September 30, 2009, to 202 and 200 employees during the corresponding periods in 2010. At September 30, 2010, the Bank employed 203 people. The increase in short-term incentive compensation expense is attributable to modestly higher anticipated goal achievement in 2010 as compared to 2009.
Other operating expenses for the three and nine months ended September 30, 2010 were $7.0 million and $20.0 million, respectively, compared to $7.0 million and $20.7 million, respectively, for the corresponding periods in 2009. The decrease in other operating expenses during the nine-month period was attributable to costs associated with the Bank’s financial support of the relief efforts relating to Hurricanes Gustav and Ike in 2009. In late September 2008, the Bank announced that it would make $5 million in funds available for special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. Approximately $2.6 million of these funds were disbursed during the first half of 2009. Similar disbursements were not made during 2010. Absent the impact of the hurricane relief program, other operating expenses increased $1.9 million for the nine months ended September 30, 2010, as compared to the corresponding period in 2009. The increase was attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.0 million and $3.3 million for the three and nine months ended September 30, 2010, respectively, compared to $1.0 million and $3.2 million for the corresponding periods in 2009.

AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended September 30, 2010 and 2009, the Bank’s AHP assessments totaled $3.0 million and $2.0 million, respectively. The Bank’s AHP assessments totaled $9.2 million and $12.1 million for the nine months ended September 30, 2010 and 2009, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended September 30, 2010 and 2009, the Bank charged $6.8 million and $4.4 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $20.6 million and $27.1 million for the nine months ended September 30, 2010 and 2009, respectively.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2009 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2010.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of September 30, 2010, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 7 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at September 30, 2010. The results of that more stressful analysis are presented on page 51 of this report.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. On occasion, the Bank may also invest in U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. Overnight federal funds typically comprise the large majority of the portfolio.
At September 30, 2010, the Bank’s short-term liquidity portfolio was comprised of $6.1 billion of overnight federal funds sold to domestic counterparties, $4.0 billion of U.S. Treasury Bills ($3.0 billion of which did not settle until October 1, 2010) and $4.5 billion of non-interest bearing deposits maintained at the Federal Reserve Bank of Dallas. At December 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of unsecured overnight federal funds sold to domestic counterparties and $3.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. The increase in the Bank’s short-term liquidity portfolio as of September 30, 2010 was due in large part to the reinvestment of the proceeds from $10.3 billion of advances that were prepaid in late September 2010. The Bank’s short-term liquidity portfolio is expected to decline during the fourth quarter of 2010 as these funds are used to retire or repay debt.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2010 or 2009.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2010, the Bank’s estimated operational liquidity requirement was $4.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $14.1 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2010, the Bank’s estimated contingent liquidity requirement was $6.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $16.3 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2009 is provided in the Bank’s 2009 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2010.
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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the nine months ended September 30, 2010.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2009 through September 2010. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (2)		Up 100 Basis Points(1)		Down 100 Basis Points (2)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)
December 2009	$2.836	$2.520	-11.14%	$2.947	3.91%	$2.700	-4.80%	$2.908	2.54%

January 2010	2.727	2.466	-9.57%	2.829	3.74%	2.620	-3.92%	2.795	2.49%
February 2010	2.828	2.528	-10.61%	2.967	4.92%	2.697	-4.63%	2.920	3.25%
March 2010	2.743	2.433	-11.30%	2.873	4.74%	2.608	-4.92%	2.827	3.06%

April 2010	2.627	2.367	-9.90%	2.738	4.23%	2.516	-4.23%	2.701	2.82%
May 2010	2.590	2.378	-8.19%	2.667	2.97%	2.504	-3.32%	2.647	2.20%
June 2010	2.760	2.506	-9.20%	2.909	5.40%	2.651	-3.95%	2.849	3.22%

July 2010	2.762	2.546	-7.82%	2.909	5.32%	2.668	-3.40%	2.847	3.08%
August 2010	2.691	2.527	-6.09%	2.823	4.91%	2.622	-2.56%	2.771	2.97%
September 2010	2.379	2.207	-7.23%	2.512	5.59%	2.304	-3.15%	2.453	3.11%

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

(3)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2009 through September 2010.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100 (1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2009	0.46	(0.31)	0.15	3.65	6.04	7.90	2.49	1.73

January 2010	0.44	(0.33)	0.11	2.93	5.34	7.00	1.86	0.98
February 2010	0.49	(0.33)	0.16	3.75	5.86	7.20	2.58	1.19
March 2010	0.50	(0.33)	0.17	4.09	6.22	7.86	3.02	1.81

April 2010	0.48	(0.33)	0.15	3.34	5.37	7.09	2.42	1.20
May 2010	0.44	(0.35)	0.09	2.36	4.39	6.08	1.53	0.50
June 2010	0.47	(0.32)	0.15	3.44	4.99	6.33	3.26	2.35

July 2010	0.47	(0.31)	0.16	3.28	4.06	5.45	3.16	1.73
August 2010	0.46	(0.33)	0.13	2.64	3.10	4.28	3.06	1.28
September 2010	0.44	(0.32)	0.12	3.19	3.83	4.97	3.53	1.70

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, for the 10-year maturity point key rate duration, the Bank has established a separate limit of 15 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first nine months of 2010.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
Because the Dodd-Frank Act requires several entities (among them, the Council, the Board of Governors, and the SEC) to issue a number of regulations, orders, determinations, and reports, the full effect of this legislation on us and our activities, and on our members and their activities, will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For a more complete discussion of the Dodd-Frank Act, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative Developments.”
On May 3, 2010, the Finance Agency published a final rule regarding the composition, duties and responsibilities of the Board of Directors of the Office of Finance and its Audit Committee. Pursuant to the rule, the Board of Directors of the Office of Finance now consists of the presidents of each of the 12 FHLBanks, plus five independent directors. The five independent directors now comprise the Audit Committee. Under the final rule, and as previously existed, no FHLBank shareholders are represented on the Board of Directors of the Office of Finance. Further, the final rule gives the Office of Finance Audit Committee the authority under certain circumstances to establish common accounting policies for the information submitted by the FHLBanks to the Office of Finance for inclusion in the combined financial reports. For a more complete discussion of this rule, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies.
As noted above, the Dodd-Frank Act contains provisions that are designed to increase the regulation of the over-the-counter derivatives market. These provisions could impede our ability to use appropriate derivatives products as interest rate hedging tools. The legislation generally provides for increased margin and capital requirements for derivatives users that would, if applicable to us, increase the cost of hedging our balance sheet risk and therefore could negatively impact our results of operations. If we are determined to be a major swap participant within the meaning of the Dodd-Frank Act, we will be required to register with the Commodity Futures Trading Commission.

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
During the second quarter of 2010, the Deepwater Horizon offshore drilling rig exploded in the Gulf of Mexico, causing the largest oil spill in U.S. history. While a final determination of the extent of the environmental damage and negative economic impact to gulf coast areas cannot be made at this time, the oil spill has already had an adverse impact on several industries in the region. In addition, the U.S. Government imposed a moratorium on certain offshore drilling activities that was in effect until October 12, 2010. These events have had and are likely to continue to have a negative impact on the economies in those areas within our district that are heavily dependent on the oil and gas, fishing and tourism industries.
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

ITEM 6.	EXHIBITS

10.1	2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010.

10.2	2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
November 12, 2010	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

November 12, 2010	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.

10.1	2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010.

10.2	2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.