Form 10-K
period 2010-12-31
Federal Home Loan Bank of Dallas
filed 2011-03-25
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 28, 2011, the registrant had 14,952,080 shares of its capital stock outstanding. As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.269 billion.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. All 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the United States Government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the favorable rates generally available to GSEs. The FHLBanks’ consolidated debt obligations are rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Individually, the Bank has received a deposit rating of Aaa/P-1 from Moody’s and a long-term counterparty credit rating of AAA/A-1+ from S&P. Shareholders, debtholders and prospective shareholders and debtholders should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be revised or withdrawn at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
All members of the Bank are required to purchase capital stock in the Bank as a condition of membership and in proportion to their asset size and borrowing activity with the Bank. The Bank’s capital stock is not publicly traded and all stock is owned by the Bank’s members, former members (including a federal or state agency or insurer acting as a receiver of a closed institution) that retain the stock as provided in the Bank’s capital plan, or by non-member institutions that have acquired a member and must retain the stock to support advances or other extensions of credit.

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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which includes Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2010, 2009 and 2008.
MEMBERSHIP SUMMARY

	December 31,
	2010	2009	2008
Commercial banks	741	753	759
Thrifts	83	85	85
Credit unions	73	65	60
Insurance companies	21	20	19

Total members	918	923	923

Housing associates	8	8	8
Non-member borrowers	12	12	13

Total	938	943	944

Community Financial Institutions (“CFIs”) (1)	768	788	796

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2010, 2009 and 2008 based upon the definitions of CFIs that applied as of those dates.

As of December 31, 2010, approximately 83 percent of the Bank’s members were CFIs, which are defined by the HER Act to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. Prior to enactment of the HER Act on July 30, 2008, CFIs were defined by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) to include all FDIC-insured institutions with average total assets over the three prior years of less than $500 million, as adjusted annually for inflation since 1999. For 2010, CFIs were FDIC-insured institutions with average total assets as of December 31, 2009, 2008 and 2007 of less than $1.029 billion. For 2009, CFIs were FDIC-insured institutions with average total assets as of December 31, 2008, 2007 and 2006 of less than $1.011 billion. For the period from January 1, 2008 through July 29, 2008, CFIs were FDIC-insured institutions with average total assets as of December 31, 2007, 2006 and 2005 of less than $625 million. For the period from July 30, 2008 through December 31, 2008, CFIs were FDIC-insured institutions with average total assets as of December 31, 2007, 2006 and 2005 of less than $1.0 billion. For 2011, CFIs are FDIC-insured institutions with average total assets as of December 31, 2010, 2009 and 2008 of less than $1.040 billion.
As of December 31, 2010, 2009 and 2008, approximately 58.3 percent, 63.5 percent and 67.9 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances held by those former members and former members who have withdrawn from membership but that continue to have advances or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances until the time when those advances have been repaid. The Bank may elect to repurchase excess stock of non-members before the applicable stock redemption period has expired. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
The Bank’s membership includes the majority of institutions in its district that are eligible to become members. Eligible non-members are primarily smaller institutions that have thus far elected not to join the Bank. For this reason, the Bank does not currently anticipate that a substantial number of additional institutions will become members. Institutions can, and sometimes do, relocate their charters from one FHLBank district to another FHLBank district. In February 2008, Comerica Bank, which had recently relocated its charter to the Ninth District, became a member of the Bank. As of December 31, 2010 and 2009, Comerica Bank had outstanding advances of $2.5 billion and $6.0 billion, respectively, and was the Bank’s second largest borrower and shareholder at both of those dates.
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

Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2010, 2009 and 2008, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2010	2009	2008
Advances (including prepayment fees)	67.9%	79.4%	79.2%
Investments	29.3	18.6	19.8
Mortgage loans held for portfolio and other	2.8	2.0	1.0

Total	100.0%	100.0%	100.0%

Total interest income (in thousands)	$479,909	$837,464	$2,294,736

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
Floating rate advances. The Bank offers term floating rate advances with maturities between one and ten years. Floating rate advances are typically indexed to either one-month LIBOR or three-month LIBOR, and are priced at a constant spread to the relevant index. In addition to longer term floating rate advances, the Bank offers short term floating rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Floating rate advances may also include embedded features such as caps, floors, provisions for the conversion of the advances to a fixed rate, or non-LIBOR indices.
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

The Bank manages the interest rate and option risk of advances through the use of a variety of debt and derivative instruments. Members are required by statute and regulation to use the proceeds of advances with an original term to maturity of greater than five years to purchase or fund new or existing residential housing finance assets which, for CFIs, are defined by statute and regulation to include small business, small farm and small agribusiness loans, loans for community development activities (subject to the Finance Agency’s requirements as described below) and securities representing a whole interest in such loans. Community Investment Cash Advances (described below) are exempt from these requirements.
The Bank prices its credit products with the objective of providing benefits of membership that are greatest for those members that use the Bank’s products most actively, while maintaining sufficient profitability to pay dividends at a rate that makes members financially indifferent to holding the Bank’s capital stock and that will allow the Bank to increase its retained earnings over time. Generally, that set of objectives results in small mark-ups over the Bank’s cost of funds for its advances and dividends on capital stock at rates that have for the last several years been at or slightly above either the periodic average effective federal funds rate or the upper end of the Federal Reserve’s target for the federal funds rate. In keeping with its cooperative philosophy, the Bank provides equal pricing for advances to all members regardless of asset or transaction size, charter type, or geographic location.
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit. The Bank has not suffered any credit losses on advances in its 78-year history. In accordance with the Bank’s capital plan, members and former members must hold Class B capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
In order to comply with the requirement to fully secure advances and other extensions of credit, the Bank and each of its members/borrowers execute a written security agreement that establishes the Bank’s security interest in a variety of the members’/borrowers’ assets. The Bank, pursuant to the FHLB Act and Finance Agency regulations, originates, renews, or extends advances only if it has obtained and is maintaining a security interest in sufficient eligible collateral at the time such advance is made, renewed, or extended. Eligible collateral includes whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property.
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. The HER Act added secured loans for community development activities as a new type of eligible collateral for CFIs. To the extent secured loans for community development activities represent a new class of collateral that the Bank has not previously accepted, the Bank is required to seek the Finance Agency’s approval prior to accepting that collateral. At December 31, 2010 and 2009, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $2.3 billion and $3.8 billion, respectively, which represented approximately 7.9 percent and 7.3 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
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
As stated above, each member/borrower of the Bank executes a security agreement pursuant to which such member/borrower grants a security interest in favor of the Bank in certain assets of such member/borrower. The assets in which a member grants a security interest fall into one of two general structures. In the first structure, the member grants a security interest in all of its assets that are included in the eligible collateral categories, as described above, which the Bank refers to as a “blanket lien.” If a member has an investment grade credit rating from an NRSRO, the member may request that its blanket lien be modified, such that the member grants in favor of the Bank a security interest limited to certain of the eligible collateral categories (i.e., whole first residential mortgages, securities, term deposits in the Bank and other real estate-related collateral). In the second structure, the member grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies such members as being on “specific collateral only status.”
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
The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would be permitted to borrow only against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.
As of December 31, 2010, 682 of the Bank’s borrowers/potential borrowers with a total of $16.1 billion in outstanding advances were on blanket lien status, 19 borrowers/potential borrowers with $4.4 billion in outstanding advances were on specific collateral only status and 236 borrowers/potential borrowers with $4.6 billion in outstanding advances were on custody status.
The Bank perfects its security interests in borrowers’ collateral in a number of ways. The Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower. In the case of certain borrowers, the Bank perfects its security interest by taking possession or control of the collateral, which may be in addition to the filing of a financing statement. In these cases, the Bank also generally takes assignments of most of the mortgages and deeds of trust that are designated as collateral. Instead of requiring delivery of the collateral to the Bank, the Bank may allow certain borrowers to deliver specific collateral to a third-

party custodian approved by the Bank or otherwise take actions that ensure the priority of the Bank’s security interest in such collateral.
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by members on blanket lien status. This information is either obtained directly from the borrower or accessed by the Bank from appropriate regulatory filings. On a monthly basis or as otherwise requested by the Bank, members on custody status and members on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members on blanket lien status and members on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the member’s advances and other extensions of credit.
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
As of December 31, 2010, the Bank’s outstanding advances (at par value) totaled $25.1 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 37.8 percent of the Bank’s total outstanding advances. Advances to the Bank’s two largest borrowers represented 26.0 percent of the Bank’s total outstanding advances. Individually, advances to the Bank’s two largest borrowers represented 16.0 percent (Wells Fargo Bank South Central, National Association) and 10.0 percent (Comerica Bank) of the total advances outstanding as of December 31, 2010. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. The Bank currently prices CICA advances at interest rates that are approximately 3 to 5 basis points above the Bank’s matched maturity cost of funds. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2010, advances outstanding under the CICA program totaled approximately $675 million, representing approximately 2.7 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit that facilitate projects under the Bank’s CICA program are available to members at a lower cost than the Bank’s standard letters of credit. All letters of credit must be fully collateralized as though they were funded advances. At both December 31, 2010 and 2009, outstanding letters of credit totaled $4.6 billion, of which $1.0 billion had been issued or confirmed under the Bank’s CICA program. During the years ended December 31, 2010, 2009 and 2008, letter of credit fees earned by the Bank totaled approximately $5.8 million, $6.1 million and $6.0 million, respectively.

Affordable Housing Program (“AHP”). The Bank offers an AHP as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low-income households. The calculation of the amount to be set aside is further discussed below in the section entitled “REFCORP and AHP Assessments.” Prior to 2010, the Bank conducted two competitive application processes each year to allocate the AHP funds set aside from the prior year’s earnings; beginning in 2010, the Bank conducts one competitive application process each year. Applications submitted by Bank members and their community partners during these funding rounds are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, reserve pass-through and settlement services (which were discontinued on December 31, 2010), securities safekeeping, and securities pledging services. In the aggregate, correspondent banking and collateral services generated fee income for the Bank of $2.8 million, $3.1 million and $3.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.
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
Interest Rate Swaps, Caps and Floors. In July 2008, the Bank began offering interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2010 and 2009, the total notional amount of interest rate exchange agreements with members totaled $22.1 million and $12.1 million, respectively.
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
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, certain regulatory liquidity requirements. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term, unsecured investments issued by highly rated institutions, including overnight federal funds and, on occasion, short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2010, the Bank’s short-term investments were comprised of $3.8 billion of overnight federal funds sold to domestic bank counterparties and $1.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas.
To enhance interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities (“MBS”) issued by United States government agencies or government-sponsored enterprises (e.g., Fannie Mae and Freddie Mac), non-agency (i.e., private label) residential MBS, and non-MBS investments guaranteed by the United States government. The interest rate and prepayment risk inherent in the MBS is managed though a variety of debt and interest rate derivative instruments. As of December 31, 2010 and 2009, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2010		2009
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Government-sponsored enterprise MBS	$8,097	94.6%	$10,838	94.3%
Non-agency residential MBS	391	4.6	511	4.5
Non-agency commercial MBS	—	—	56	0.5
Other	72	0.8	86	0.7

Total	$8,560	100.0%	$11,491	100.0%

The Bank’s non-agency residential MBS (“RMBS”) are collateralized by whole mortgage loans that generally do not conform to government-sponsored agency pooling requirements. The Bank’s non-agency RMBS investments are all self-insured by a senior/subordinate structure in which the subordinate classes of securities provide credit support for the most senior class of securities, an interest in which is owned by the Bank. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the most senior class of securities would experience any credit losses. If the Bank’s cash flow analyses indicate that it is likely to incur a credit loss on a security, the Bank records an other-than-temporary impairment loss in the period in which the expected credit loss is identified. For discussion of the accounting for other-than-temporary impairments of debt securities, see Note 1 to the Bank’s audited financial statements included in this report.
In addition to purchasing securities that were structured to provide the type of credit enhancement discussed above, the Bank further attempted to reduce the credit risk of its non-agency RMBS by purchasing securities with other risk-reducing attributes. For instance, the Bank purchased RMBS backed by loan pools that featured a high percentage of relatively small loans, a high percentage of owner-occupied properties, and relatively low loan-to-value ratios. None of the Bank’s investments in RMBS are insured by third party bond insurers. The risk of future credit losses is also mitigated to some extent by the seasoning of the loans underlying the Bank’s non-agency RMBS. Except for a single security issued in 2006, all of the Bank’s RMBS were issued in 2005 or before. Despite the deterioration in the residential real estate markets, these risk mitigation strategies have to date helped limit the amount of credit losses associated with the Bank’s non-agency RMBS holdings. For further discussion and analysis of the Bank’s non-agency RMBS, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Long-Term Investments.
Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital as of the prior month end. On March 24, 2008, the Board of Directors of the Finance Board authorized each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The authorization required, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority was limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including collateralized mortgage obligations (“CMOs”) or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that were purchased under this expanded authority must have been originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
The Bank has historically attempted to maintain its investments in MBS close to the regulatory dollar limit. While the Finance Agency has established limits with respect to the types and structural characteristics of the FHLBanks’ MBS investments, the Bank has generally adhered to a more conservative set of guidelines. The Bank uses interest rate derivatives to manage the risks associated with the options embedded in the MBS that it acquires.
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
On July 23, 2010, the Bank’s Board of Directors approved an amendment to the Bank’s Risk Management Policy that removed the Bank’s authority to purchase non-agency MBS. With the exception of one security acquired in October 2006, the Bank has not acquired any non-agency MBS since 2005.
Acquired Member Assets (“AMA”)
Through July 31, 2008, the Bank offered its members the ability to participate in the Mortgage Partnership Finance® (MPF®) Program developed and managed by the Federal Home Loan Bank of Chicago (the “FHLBank of Chicago”). “Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago. Under the MPF Program, one or more FHLBanks acquired fixed rate, conforming mortgage loans originated by their member institutions that participated in the MPF Program (“Participating Financial Institutions” or “PFIs”). As further described below, PFIs are paid a fee by the purchasing FHLBank for assuming a portion of the credit risk of the mortgages delivered to the FHLBank, while the FHLBank assumes the interest rate risk of holding the mortgages in its portfolio as well as a portion of the credit risk. PFIs delivered loans pursuant to the terms of master commitment agreements (“MCs”) entered into by the FHLBank and the PFI and acknowledged and approved by the FHLBank of Chicago. Under the terms of the MCs, a PFI could either deliver loans that the PFI had already closed in its own name and transferred to the FHLBank or, as agent for the FHLBank, close loans directly in the name of the FHLBank (collectively, “Program Loans”). Program Loans are owned directly by the FHLBank and are not held through a trust or any other conduit entity. Title to Program Loans is in the name of the purchasing FHLBank, subject to the participation interests in such loans that the FHLBank may have sold to the FHLBank of Chicago.
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
The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 955) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2010, 2009 and 2008, the Bank paid CE fees totaling $127,000, $120,000 and $174,000, respectively. During these same periods, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $30,000, $80,000 and $85,000, respectively.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2010.

PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2010, 2009 and 2008, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $4.1 million, $1.8 million and $1.6 million, respectively.
As of December 31, 2010, MPF loans held for portfolio (net of allowance for credit losses) were $207 million, representing approximately 0.5 percent of the Bank’s total assets. As of both December 31, 2009 and 2008, MPF loans held for portfolio (net of allowance for credit losses) represented approximately 0.4 percent of the Bank’s total assets. As of December 31, 2010, loans 90 or more days past due that are not government guaranteed/insured approximated 0.6 percent of the Bank’s mortgage portfolio, including loans in foreclosure. Loans in foreclosure represented 0.3 percent of the Bank’s mortgage portfolio.
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
Consolidated obligation bonds generally satisfy long-term funding needs. Typically, the maturities of these securities range from 1 to 20 years, but their maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be fixed or variable rate and may be callable or non-callable.
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 88 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Bank assumed consolidated obligations from other FHLBanks with an aggregate par amount of $136 million.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Bank transferred consolidated obligations with an aggregate par amount of $465 million to other FHLBanks.

Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at December 31, 2010). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
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
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $796 billion, $931 billion and $1.252 trillion in consolidated obligations outstanding at December 31, 2010, 2009 and 2008, respectively. The Bank was the primary obligor on $36.2 billion, $59.9 billion and $72.9 billion (at par value), respectively, of these consolidated obligations.
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
A FHLBank must file a consolidated obligation payment plan for the Finance Agency’s approval if (i) the FHLBank becomes a non-complying FHLBank as a result of failing to provide the required certification, (ii) the FHLBank becomes a non-complying FHLBank as a result of being required to provide the notice described above to the Finance Agency, except in the case of a failure to make a payment on a consolidated obligation caused solely by an external event such as a power failure, or (iii) the Finance Agency determines that the FHLBank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the United States Government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the United States Government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2010, 2009 and 2008, the Bank had eligible assets free from pledge of $39.6 billion, $64.7 billion and $78.8 billion, respectively, compared to its participation in outstanding consolidated obligations of $36.2 billion, $59.9 billion and $72.9 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2010, 2009 and 2008.
Office of Finance. The Office of Finance (“OF”) is a joint office of the 12 FHLBanks that executes the issuance of consolidated obligations, as agent, on behalf of the FHLBanks. Established by the Finance Board, the OF also services all outstanding consolidated obligation debt, serves as a source of information for the FHLBanks on capital market developments, manages the FHLBank System’s relationship with rating agencies as it pertains to the consolidated obligations, and prepares and distributes the annual and quarterly combined financial reports for the FHLBanks.
Prior to July 20, 2010, the OF was overseen by a board of directors that consisted of three part-time members appointed by the Finance Agency. Under the previous Finance Agency regulations, two of these members were presidents of FHLBanks and the third was a private citizen of the United States with a demonstrated expertise in financial markets. The private citizen member of the board also served as its Chairman. Under the previous regulations, the Bank’s President and Chief Executive Officer had served as a director of the OF since April 1, 2003.
On May 3, 2010, the Finance Agency promulgated a new regulation that restructured the composition of the OF’s board of directors. In accordance with the new regulation, the OF’s board of directors is now comprised of 17 directors: the 12 FHLBank presidents, who serve ex officio, and 5 independent directors, who each serve five-year terms that are staggered so that not more than one independent directorship is scheduled to become vacant in any one year. Independent directors are limited to two consecutive full terms. Independent directors must be United States citizens. As a group, the independent directors must have substantial experience in financial and accounting matters and they must not have any material relationship with any FHLBank or the OF. The OF board of directors was reconstituted at an initial organizational meeting held on July 20, 2010 at which time the Bank’s President and Chief Executive Officer was chosen to serve as the initial vice chair.
One of the responsibilities of the board of directors of the OF is to establish policies regarding consolidated obligations to ensure that, among other things, such obligations are issued efficiently and at the lowest all-in funding costs for the FHLBanks over time consistent with prudent risk management practices and other market and regulatory factors.
The Finance Agency has regulatory oversight and enforcement authority over the OF and its directors and officers generally to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the expenses of the OF. Prior to January 1, 2011, these expenses were shared on a pro rata basis with one-third based on each FHLBank’s total outstanding capital stock (as of the prior month-end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s total debt issuance (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end). Beginning January 1, 2011, the expenses of the OF are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (as of each month end) and one-third divided equally among the 12 FHLBanks.
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
Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Historically, sources of wholesale funds for its members have included unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements and deposits issued into the brokered certificate of deposits market. The availability of funds through these wholesale funding sources can vary from time to time as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. The availability of these alternative private funding sources could significantly influence the demand for the Bank’s advances. More recently, the Bank’s members also had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the United States Department of the Treasury (the “Treasury”) and the FDIC as part of their efforts to support the financial markets during the credit crisis. These liquidity facilities included the Term Auction Facility (“TAF”) and the Temporary Liquidity Guarantee Program (“TLGP”), which included both the Debt Guarantee Program and the Transaction Account Guarantee Program. In addition, the FDIC increased its deposit insurance limit from $100,000 to $250,000. The availability of these programs to members and the increase in the FDIC deposit insurance limit contributed to a decline in members’ demand for advances from the Bank, particularly in the early part of 2009. The TLGP and the TAF expired in 2010. The Bank competes against other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, collateral requirements, and the flexibility desired by the member when structuring the liability.
As a debt issuer, the Bank competes with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs for the FHLBanks. Although investor demand for FHLBank debt has historically been sufficient to meet the Bank’s funding needs, there can be no assurance that this will always be the case.
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

Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to the Resolution Funding Corporation (“REFCORP”), as further described below in the section entitled “REFCORP and AHP Assessments,” each FHLBank (including the Bank) will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account (“RRE Account”). Currently, the FHLBanks’ REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLBank will be required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all consolidated obligations for which that FHLBank is the primary obligor, excluding any fair value option and hedging adjustments (“Total Consolidated Obligations”).
The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks’ REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments, each FHLBank will nevertheless be required to commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBanks.
The JCE Agreement provides that any quarterly net losses of a FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event a FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLBank’s quarterly allocation requirement will thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year. Any year-to-date or annual losses must first be allocated to retained earnings that are not restricted in the FHLBank’s RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of the FHLBank’s RRE Account, but not below a zero balance.
The JCE Agreement also provides that if a FHLBank’s RRE Account exceeds 1.5 percent of its Total Consolidated Obligations, such FHLBank may transfer amounts from its RRE Account to its unrestricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5 percent of the FHLBank’s Total Consolidated Obligations immediately following such transfer.
Finally, the JCE Agreement provides that during periods in which a FHLBank’s RRE Account is less than one percent of its Total Consolidated Obligations, such FHLBank may pay dividends only from retained earnings that are not restricted in its RRE Account or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.
The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks; or automatically, if a change in the FHLB Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLBank, or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of a FHLBank’s net income to any retained earnings account other than the amount specified in the JCE Agreement, or (b) prohibiting dividend payments from any portion of a FHLBank’s retained earnings that are not held in its RRE Account.
In the event the JCE Agreement is voluntarily terminated, each FHLBank’s obligation to allocate earnings to its RRE Account would cease (with Finance Agency consent for those FHLBanks for which a capital plan amendment has been approved), but the restrictions on the use of amounts then in that account would continue unless and until an automatic termination event occurs or the FHLBanks unanimously agree to remove such restriction (and the Finance Agency approves of such removal, for those FHLBanks for which a capital plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLBank’s obligation to make allocations to its RRE Account and the restrictions on the use of amounts in its RRE Account would terminate.
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
The Bank considers its “core earnings” to be net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. Because the Bank’s returns from core earnings generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Legislative and Regulatory Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd Frank-Act makes significant changes to a number of aspects of the regulation of financial institutions. Among other things, the Dodd-Frank Act: (1) establishes an interagency oversight council (the Financial Stability Oversight Council, hereinafter referred to as the “Oversight Council”) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system, including making permanent the increase in the deposit insurance limit from $100,000 to $250,000; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the Bank’s business operations, funding costs, rights, obligations, and/or the environment in which it carries out its housing finance mission are likely to be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have a significant impact on the Bank are summarized below. Because the Dodd-Frank Act requires the issuance of numerous regulations, orders and reports, the full effect of this legislation on the Bank and its activities will become known only after the required regulations, orders and reports are issued.
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or swap execution facilities. Cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives may or may not reduce the counterparty credit risk associated with bilateral transactions, the margin requirements for cleared trades have the potential to make derivative transactions more costly for the Bank.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able to continue to enter into uncleared trades on a bilateral basis, those trades are expected to be subject to new regulatory requirements, including mandatory reporting requirements and minimum margin and capital requirements imposed by regulators.

Any changes to the margin or capital requirements associated with uncleared swaps could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants” with the Commodity Futures Trading Commission (the “CFTC”) and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it currently appears unlikely that the Bank will be required to register as a major swap participant, although this remains a possibility. It also appears unlikely that the Bank will be required to register as a swap dealer with respect to the derivative transactions it enters into for the purpose of hedging and managing its interest rate risk. However, based on recently proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer as a result of the derivative transactions it enters into with its members.
It is also unclear how the final rule will treat the derivatives embedded in the Bank’s advances to its members (e.g., interest rate caps), as the scope of the term “swap” has not yet been addressed in proposed rules. Accordingly, it is not known at this time whether certain transactions between the Bank and its members will be treated as “swaps.” Depending on the final definitions of the terms “swap” and “swap dealer,” the Bank may be faced with the business decision of whether to continue to offer interest rate swaps, caps and floors to its members if those transactions would require the Bank to register as a swap dealer.
Designation as a swap dealer would subject the Bank to significant additional regulation and costs, including without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional capital and margin requirements. If the Bank is designated as a swap dealer, the proposed rule may permit the Bank to apply to the CFTC to limit such designation to those specified activities as to which the Bank is acting as a swap dealer (i.e., the derivative transactions it enters into with its members). Thus, the Bank’s hedging-related derivatives activities, which represent most of its derivatives activities, may not be subject to the full requirements that may generally be imposed on traditional swap dealers.
Currently, the Bank expects some but not all of the final rules implementing the Dodd-Frank Act to become effective in the second half of 2011, although delays beyond that time are possible.
Regulation of Certain Nonbank Financial Companies
Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading activities and various regulatory requirements to ensure compliance with the Volcker Rule. While the Bank does not engage in proprietary trading, it may nonetheless be subject to the Volcker Rule and, if so, may be subject to additional limitations on the composition of its investment portfolio beyond existing Finance Agency regulations. Any such limitations could potentially result in less profitable investment alternatives. The FHLBank System’s consolidated obligations are generally exempt from the operation of this rule, subject to certain limitations.
Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule that would implement its authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough that it would likely include the FHLBanks. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: the availability of substitutes for the financial services and products the entity provides as well as the entity’s size; interconnectedness with other financial firms; leverage; liquidity risk; maturity mismatch; and existing regulatory oversight. If the Bank is determined to be a nonbank financial company subject to the Oversight Council’s regulatory requirements, then its business and operations are likely to be impacted in some way, although the Bank is unable to predict at this time what the nature or scope of such impact might be. Comments on this proposed rule were due by February 25, 2011.

Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies. On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve’s regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:
•	the annual gross financial revenue of the company represents 85 percent or more of the company’s gross revenue in either of its two most recent completed fiscal years; or

•	the company’s total financial assets represent 85 percent or more of the company’s total assets as of the end of either of its two most recently completed fiscal years.
The FHLBanks would be predominantly engaged in financial activities under either of the above criteria. The proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If the Bank is determined to be a nonbank financial company subject to the Federal Reserve’s regulatory oversight, then its operations and business could be adversely affected by such oversight. Comments on this proposed rule are due by March 30, 2011.
FDIC Actions
Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts during the period from December 31, 2010 through December 31, 2012. Deposits are a source of funds for the Bank’s members and an increase in members’ deposits, which may occur as a result of this rule, could diminish member demand for the Bank’s advances.
Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, other than FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. Among other things, the interim final rule provides:
•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment for contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.
Comments on this interim final rule are due by March 28, 2011.
Final Rule on Assessment System. On February 7, 2011, the FDIC approved a final rule that revises the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Once this rule takes effect on April 1, 2011, each member’s assessment base will include the Bank’s advances. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including the Bank’s advances, in excess of 25 percent of an institution’s domestic deposits because these liabilities are now part of the assessment base. This rule may negatively affect demand for the Bank’s advances to the extent the assessments increase the cost of advances for some of its members.

GSE Housing Reform
On February 11, 2011, the U.S Department of the Treasury and the U.S. Department of Housing and Urban Development issued jointly a report to Congress on Reforming America’s Housing Finance Market. The primary focus of the report is to provide options for the long-term structure of housing finance. In the report, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate, so that overall government support of the mortgage market is substantially reduced over time.
Although the FHLBanks are not the primary focus of this report, they were recognized as playing a vital role in the housing finance system by helping smaller financial institutions effectively access liquidity to compete in an increasingly competitive marketplace. The report sets forth the following possible reforms for the FHLBanks:
•	focus the FHLBanks’ membership on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution that is eligible for membership to be an active member in only one FHLBank;

•	limit the level of outstanding advances to individual FHLBank members; and

•	reduce FHLBank investment portfolios and alter their composition to better serve the FHLBanks’ mission of providing liquidity and access to capital for insured depository institutions.
If housing GSE legislation is enacted that incorporates these reforms, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.
The report also supports exploring additional means to provide funding to residential mortgage lenders, including potentially the development of a covered bond market which, if developed, could compete with FHLBank advances.
Further, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately lead to the wind down of both institutions. The Obama Administration noted that it would work with the Finance Agency to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the mortgage market and ultimately wind down both institutions, creating the conditions for private capital to play the predominant role in housing finance. The Bank has traditionally allocated a substantial portion of its investment portfolio to investments in Fannie Mae and Freddie Mac debt securities, most of which have been MBS. Accordingly, the Bank’s investment strategies would likely be affected by the wind down of these entities. If Fannie Mae and Freddie Mac are ultimately wound down, the Bank’s members may determine to increase their mortgage loans held for portfolio which could potentially increase demand for the Bank’s advances.
The potential effect of GSE reform on the agency debt market is unknown at this time. In any event, the effect on the Bank of housing GSE reform will depend on the content of legislation, if any, that is ultimately enacted.
Finance Agency Actions
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
AB 2008-02 provides that private-label mortgage-backed securities that were issued after July 10, 2007 can be included in calculating the amount of collateral available to secure advances to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance. AB 2010-01 states that private-label mortgage-backed securities that were “either issued or acquired by a member after July 10, 2007 may be considered eligible collateral in calculating the amount of advances that can be made to a member only if the underlying mortgages comply with all aspects of the [I]nteragency [G]uidance” (emphasis added). AB 2010-01 would appear to make the eligibility of securities issued on or before July 10, 2007 to serve as collateral for advances dependent upon the date the securities were acquired by the member. The Bank does not in all cases know the dates on which members acquired securities pledged to the Bank and, therefore, is unable to estimate the effect that the clarification in AB 2010-01 regarding eligible mortgage-backed securities might have on members’ future borrowing capacity.
In AB 2010-01, the Finance Agency also addressed private-label mortgage-backed securities that are acquired by a member through a merger with another financial institution. AB 2010-01 advises that eligible collateral obtained by a FHLBank member from another member through merger or acquisition will generally continue to qualify as eligible collateral, subject to consultation with the Finance Agency regarding the specific circumstances of the transaction.
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
Board of Directors of the Office of Finance
As discussed previously, the OF is a joint office of the FHLBanks and, among other things, serves as their fiscal and servicing agent in connection with the issuance of consolidated obligations and prepares the combined financial reports (“CFRs”) of the FHLBank System. Until recently, the OF was governed by a board of directors that was comprised of two FHLBank presidents (one of whom was the Bank’s President and Chief Executive Officer) and one independent director. These three directors also served as the audit committee of the OF’s board of directors with the independent director serving as the chairman of such committee.
On May 3, 2010, the Finance Agency promulgated a new regulation that restructures the composition of the OF’s board of directors and audit committee, establishes certain other corporate governance requirements, and directs the OF in preparing the CFRs to employ consistent accounting policies and procedures. Under the new regulation, the OF’s board of directors is now comprised of 17 directors: the 12 FHLBank presidents, who serve ex officio, and 5 independent directors, who each serve five-year terms that are staggered so that not more than one independent directorship is scheduled to become vacant in any one year. Independent directors are limited to two consecutive full terms. Independent directors must be United States citizens. As a group, the independent directors must have substantial experience in financial and accounting matters and they must not have any material relationship with any FHLBank or the OF. The chair of the board of directors of the OF is chosen from among its independent directors and the vice chair is chosen from among all the directors of the OF. The Bank’s President and Chief Executive Officer was chosen to serve as the initial vice chair of the reconstituted OF board of directors.
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
Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLBank Members and their Affiliates
On December 9, 2010, the Finance Agency issued a final rule that: (1) provides the FHLBanks with regulatory authority to accept community development loans as collateral for advances to CFIs, subject to other regulatory requirements; and (2) codifies the Finance Agency’s position that secured lending to a member by an FHLBank in any form is an “advance” and is, therefore, subject to all requirements applicable to an advance, including stock investment requirements. This rule became effective on January 10, 2011.

FHLBank Investments
On May 4, 2010, the Finance Agency issued a proposed regulation that, among other things, requested comment on whether additional limitations on a FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on a FHLBank’s level of retained earnings. Comments on this proposed rule were due by July 6, 2010.
Conservatorship and Receivership
On July 9, 2010, the Finance Agency issued a proposed rule that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates, including the FHLBanks. The basic authorities set forth in the proposed rule include the authority to: (1) enforce and repudiate contracts; (2) establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants; and (3) address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid. Comments on this proposed rule were due by September 7, 2010.
Voluntary FHLBank Mergers
On November 26, 2010, the Finance Agency issued a proposed rule that would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Among other things, the proposed rule provides that two or more FHLBanks may merge if the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of its Director, the members of each such FHLBank ratify the merger agreement, and the Director of the Finance Agency grants final approval of the merger agreement. Comments on this proposed rule were due by January 25, 2011.
FHLBank Membership
On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking to address its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus including, among other things:
•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.
The Bank could be adversely affected if the Finance Agency ultimately issues a regulation that excludes prospective institutions from becoming a member or precludes existing members from continuing their membership. Comments on this advance notice of proposed rulemaking are due by March 28, 2011.
Use of NRSRO Credit Ratings
On January 31, 2011, the Finance Agency issued an advance notice of a proposed rule that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to the FHLBanks, including risk-based capital requirements, prudential requirements, investments and consolidated obligations. Comments on this advance notice of rulemaking were due by March 17, 2011.
Private Transfer Fee Covenants
On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the FHLBanks from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the FHLBanks from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages or securities backed by the income stream from such covenants, unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, to securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBanks would be required to comply with the regulation within 120 days of its publication as a final rule. Comments on the proposed rule are due by April 11, 2011.
Other Developments
Basel Committee on Banking Supervision Capital Framework
In September 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) approved a new capital framework for internationally active banks. Institutions that are subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by U.S. regulatory authorities, the new regime could require some of the Bank’s members to divest assets in order to comply with the more stringent capital requirements, thereby potentially decreasing their need for advances. Likewise, any new liquidity requirements may also adversely affect member demand for advances and/or investor demand for consolidated obligations.
Expiration of Authority to Issue Tax-Exempt Letters of Credit
The Bank’s credit services include letters of credit issued or confirmed on behalf of members for a variety of purposes, including as credit support for bonds or other debt instruments. The Bank’s letters of credit and confirmations are generally considered federal guarantees under the Internal Revenue Code, with an exception for guarantees in connection with debt issuances to support certain housing programs. Before enactment of the HER Act, the Bank did not typically issue or confirm letters of credit to support bonds or other debt instruments where the interest on such instruments was purportedly exempt from federal income taxes, because such tax-exempt status could be lost if the instruments were “federally guaranteed” under the Internal Revenue Code.
The HER Act authorized FHLBanks, subject to certain conditions, to issue a letter of credit or confirmation in connection with the original issuance of tax-exempt bonds during the period from enactment of the HER Act to December 31, 2010, and to renew or extend any such letter of credit or confirmation, without the bonds potentially losing their tax-exempt status. A FHLBank could issue such letter of credit or confirmation without regard to the purpose of the issuance of the bonds (i.e., the bonds did not have to be issued solely to support certain housing programs). In accordance with the provisions of the HER Act, this authority expired on December 31, 2010, although a FHLBank may renew letters of credit that were issued under this authority between the date of enactment of that act and December 31, 2010.
Covered Bond Legislation
On March 8, 2011, legislation was introduced in the House of Representatives that would establish standards for covered bond programs and a covered bond regulatory oversight program. Similar legislation has yet to be introduced in the Senate. As previously noted, the development of a covered bond market could create an alternative source of funds that would compete with the Bank’s advances. In addition, covered bond programs established by the Bank’s members could also have an impact on the amount and/or quality of collateral that would be available for those members to pledge to the Bank to secure advances and other extensions of credit. Since neither the timing nor outcome of the legislative debate is known at this time, the effect on the Bank, if any, cannot be determined.

Regulatory Oversight
As discussed above, the Finance Agency supervises and regulates the FHLBanks and the OF. The Finance Agency has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the entire range of operations of the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs annual on-site examinations and periodic interim on-site reviews, and requires the FHLBanks to submit monthly and quarterly information regarding their financial condition, results of operations and risk metrics.
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
Employees
As of December 31, 2010, the Bank employed 200 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
REFCORP and AHP Assessments
Although the Bank is exempt from all federal, state, and local taxation (except for real property taxes), all FHLBanks are obligated to make contributions to REFCORP in the amount of 20 percent of their net earnings (after deducting the AHP assessment). REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 solely for the purpose of issuing $30 billion of long-term bonds to provide funds for the resolution of insolvent thrift institutions. The FHLBanks were initially required to contribute approximately $2.5 billion to defease the principal repayments of those bonds in 2030, and thereafter to contribute $300 million per year toward the interest payments on those bonds.
As part of the GLB Act of 1999, the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual net earnings before charges for REFCORP (but after expenses for AHP). The FHLBanks will have this obligation until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. As specified in the Finance Agency regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. Because the FHLBanks’ recent REFCORP payments have exceeded $300 million per year, those extra payments have defeased $64 million of the $75 million benchmark payment for the third quarter of 2011 and all scheduled payments thereafter. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. For additional discussion, see the audited financial statements accompanying this report (specifically, Note 13 on page F-33). While the remaining amounts to be paid by the Bank to REFCORP cannot be determined at this time because the amount is dependent upon the future earnings of each FHLBank and interest rates, the Bank expects that its obligations to REFCORP will be fully satisfied in 2011.
In addition, the FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10 percent of their current year’s income before charges for AHP (but after expenses for REFCORP). Interest expense on capital stock that is classified as a liability (i.e., mandatorily redeemable capital stock) is added back to income for purposes of computing the Bank’s AHP assessment. The Bank’s AHP funds are made available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.
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
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings and pay dividends at or slightly above the average federal funds rate. Consistent with this business model, the Bank places the highest priority on being able to meet its members’ liquidity and funding needs.
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
Due primarily to credit market disruptions, demand for advances from all segments of the Bank’s membership base was elevated from the third quarter of 2007 through the third quarter of 2008. Since that time, the credit markets have stabilized and general economic weakness has persisted, both of which have contributed to a reduction in demand for the Bank’s advances. From September 30, 2008 to December 31, 2010, advances declined approximately 63 percent, due in large part to declines in advances to the Bank’s two largest borrowers. If general economic weakness continues to reduce member lending opportunities, then demand for advances may continue to fall. In the longer term, however, the Bank believes that there remains potential to sustain a substantial portion of the outstanding advances to its CFIs and other small and intermediate-sized institutions. There remains uncertainty about the extent to which the Bank’s future membership base will include larger institutions that will borrow in sufficient quantity to provide economies of scale that will sustain the current economics of the Bank’s business model over the long term.
While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be reduced for some period of time. As advances are reduced, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the advances. As a result of the decrease in the Bank’s advances, total assets and capital stock, its future core earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to reductions in advances outstanding and the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above either the average effective federal funds rate or the upper end of the Federal Reserve’s target for the federal funds rate and to continue building retained earnings for the foreseeable future.
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
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. During the current economic downturn, the number of our member institutions exhibiting significant financial stress has increased. In 2010 and 2009, four and five, respectively, of our members failed and their advances and other extensions of credit were either repaid in full by the Federal Deposit Insurance Corporation (“FDIC”) or assumed by either the FDIC or an acquiring institution. If more member institutions fail, and if the FDIC (or other receiver or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in the event of a default by the obligor, due to a reduction in liquidity in the financial markets or otherwise, could cause us to incur a credit loss and adversely affect our financial condition or results of operations.
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
The loss of one or more borrowers that represent a significant proportion of our business, or a significant reduction in the borrowing levels of one or more of these borrowers, could, depending on the magnitude of the impact, cause us to lower dividend rates, raise advances rates, attempt to reduce operating expenses (which could cause a reduction in service levels), or undertake some combination of these actions. The magnitude of the impact would depend, in part, on our size and profitability at the time such institution repays its advances to us.
Members’ funding needs may decline, which could reduce loan demand and adversely affect our earnings.
Market factors could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined thereafter. From September 30, 2008 through December 31, 2010, our outstanding advances have declined approximately 63 percent. Continued weakness in general economic conditions could further reduce members’ needs for funding. A further decline in the demand for advances, if significant, could negatively affect our results of operations.
We face competition for loan demand, which could adversely affect our earnings.
Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may provide more favorable terms than we do on our advances, including more flexible credit or collateral standards. During recent years, our members have had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the United States Department of the Treasury (the “Treasury”) and the FDIC as part of their efforts to support the financial markets during the recent period of market disruption. While most of these programs have expired or been discontinued, certain programs may continue to impact the demand for advances for some period into the future.
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
We currently have the highest credit rating from Moody’s and S&P, the consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, and the other FHLBanks have each been assigned high individual credit ratings as well. As of February 28, 2011, Moody’s had assigned its highest rating to each individual FHLBank, and S&P had assigned individual long-term counterparty credit ratings of AAA/A-1+ to ten FHLBanks and ratings of AA+/A-1+ to the remaining two FHLBanks.
Currently, the FHLBank of Chicago is operating under a consensual cease and desist order, which states that the Finance Board (now Finance Agency) has determined that requiring the FHLBank of Chicago to take the actions specified in the order will “improve the condition and practices of the [FHLBank of Chicago], stabilize its capital, and provide the [FHLBank of Chicago] an opportunity to address the principal supervisory concerns identified by the Finance Board.” In addition, the Director of the Finance Agency has classified the FHLBank of Seattle as undercapitalized and the FHLBank of Seattle is operating under a consent arrangement with the Finance Agency that sets forth requirements for capital management, asset composition and other operational and risk management improvements. Further, several FHLBanks incurred net losses for individual quarters in 2010 and/or 2009 that were primarily the result of other-than-temporary impairment charges on non-agency residential mortgage-backed securities, and these FHLBanks have taken actions to preserve capital in light of these results, such as the suspension of quarterly dividends or repurchases or redemptions of capital stock. These regulatory actions, financial results and/or subsequent actions could cause the rating agencies to downgrade the ratings assigned either to any of the affected FHLBanks or to the FHLBanks’ consolidated obligations. Unfavorable ratings actions, negative guidance from the rating agencies, or negative announcements by one or more of the FHLBanks may adversely affect our cost of funds and ability to issue consolidated obligations on favorable terms, which could negatively affect our financial condition and results of operations.
Changes in overall credit market conditions and/or competition for funding may adversely affect our cost of funds and our access to the capital markets.
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
We compete with Fannie Mae, Freddie Mac and other GSEs, as well as commercial banking, corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the global debt markets. Increases in the supply of competing debt products may, in the absence of increased demand, result in higher debt costs, which could negatively affect our financial condition and results of operations. Further, if investors limit their demand for our debt, our ability to fund our operations and to meet the credit and liquidity needs of our members by accessing the capital markets could eventually be compromised.

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
We are exposed to credit risk from our secured and unsecured investment portfolio and our MPF loans held in portfolio. A worsening of the current economic downturn, further declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to increased borrower defaults, which in turn could cause us to incur losses on our MPF loans or additional losses on our investment portfolio.
In particular, during 2009 and 2010, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 13 of our 39 non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during 2009 and/or 2010. The credit losses associated with these securities totaled $2.6 million and $4.0 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the unpaid principal balance of the 39 securities totaled $398 million.
If the actual and/or projected performance of the loans underlying our non-agency residential mortgage-backed securities deteriorates beyond our current expectations, we could recognize further losses on these 13 securities as well as losses on our other investments in residential mortgage-backed securities, which would negatively impact our results of operations and financial condition.
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
Under the Dodd-Frank Act, if the Financial Stability Oversight Council (the “Council”) established by the legislation decides that we are a nonbank financial company whose material financial distress could pose a threat to the financial stability of the United States, then we would be subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “Board of Governors”). Additionally, if our financial activities were determined to have the potential to create significant financial risk to the United States markets, the Council could recommend that the Finance Agency impose new or heightened standards and safeguards on us. Further, the legislation also contains provisions that will regulate the over-the-counter derivatives market as further discussed in the next risk factor.
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
Because the Dodd-Frank Act requires several entities (among them, the Council, the Board of Governors, and the Securities and Exchange Commission) to issue a number of regulations, orders, determinations, and reports, the full effect of this legislation on us and our activities, and on our members and their activities, will become known only after the required regulations, orders, determinations, and reports are issued and implemented.
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
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, legislation was recently introduced in the House of Representatives that would establish standards for covered bond programs and a covered bond regulatory oversight program. Among other things, the development of a covered bond market could create an alternative source of funds that would compete with our advances.
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
Finally, the role and structure of the housing GSEs is currently and will likely continue to be under consideration. Since neither the timing nor outcome of the debate is known at this time, the impact on us, if any, cannot be determined.

For a more complete discussion of recent legislative and regulatory developments, see Item 1 — Business — Legislative and Regulatory Developments beginning on page 20 of this report.
Changes in our access to the interest rate derivatives market under acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of highly rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, the financial market disruptions that occurred during the period from late 2007 through early 2009 resulted in mergers of several of our derivatives counterparties. The consolidation of the financial services industry, if it continues, will increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find counterparties for such transactions. If such changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
Currently, all of the derivatives we use to manage our interest rate risk are negotiated in the over-the-counter (“OTC”) derivatives market. As noted in the immediately preceding risk factor, the Dodd-Frank Act contains provisions that will increase the regulation of the OTC derivatives market. These provisions, when finalized, could impede our ability to use appropriate derivatives products to hedge our interest rate risk. The legislation generally provides for increased margin and capital requirements for derivatives users that would, if applicable to us, increase our hedging costs, which could negatively impact our results of operations. Many of the derivatives that are currently traded in the OTC market could eventually be subject to central clearing and exchange trading in regulated trading systems. The structure for clearing derivatives may expose us to early termination risk and/or liquidity risk to an extent that we generally do not have under our existing arrangements with our derivative counterparties. Further, the structure for clearing derivatives may expose us to credit risk to other parties that we do not currently have under our existing derivative counterparty arrangements. If we are determined to be a major swap participant or a swap dealer within the meaning of the Dodd-Frank Act, we will be required to register with the Commodity Futures Trading Commission (“CFTC”), which would then subject us to a number of requirements prescribed by the CFTC, including internal and external business conduct standards, and certain recordkeeping and reporting responsibilities. The requirements imposed by the CFTC could increase our costs of operation and therefore could negatively impact our results of operations. As the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on our hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented.
Defaults by or the insolvency of one or more of our derivative counterparties could adversely affect our profitability and financial condition.
We regularly enter into derivative transactions with major banks. Our financial condition and results of operations could be adversely affected if derivative counterparties to whom we have exposure fail, and any collateral that we have in place is insufficient to cover their obligations to us.
We enter into collateral exchange agreements with all of our derivative counterparties that include minimum collateral thresholds. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds. These agreements generally establish a maximum unsecured credit exposure threshold of $1 million that one party may have to the other. Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable to return the collateral. Because derivative valuations are determined based on market conditions at particular points in time, they can change quickly. Even after the delivery or return of collateral, we may be in an undersecured position, or be due the return of excess collateral, as the values upon which the delivery or return was based may have changed since the valuation was performed. Further, we may incur additional losses if collateral held by us cannot be readily liquidated at prices that are sufficient to fully recover the value of the derivatives.
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
While BP p.l.c., the majority owner of the well, has committed to fund an escrow account of $20 billion that is available to reimburse losses resulting from the oil spill, and BP p.l.c. and others may be liable if qualifying losses exceed $20 billion, we are uncertain to what extent direct and/or indirect losses incurred by businesses in our district will qualify for reimbursement from the escrow account or other sources.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Bank owns a 157,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 86,000 square feet of space in this building.
The Bank also maintains leased off-site business resumption and storage facilities comprising approximately 18,000 and 5,000 square feet of space, respectively.
ITEM 3. LEGAL PROCEEDINGS
The Bank is not a party to any material pending legal proceedings.
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B stock, is owned by its members or, in some cases, by non-member institutions that have acquired stock by virtue of acquiring a member institution, or by former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such a transfer could occur only upon approval of the Bank and then only at par value. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 28, 2011, the Bank had 935 shareholders and 14,952,080 shares of capital stock outstanding.
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
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2010 and 2009. During each quarter of 2010, the Bank paid dividends at a rate equal to the upper end of the Federal Reserve’s target for the federal funds rate for the immediately preceding quarter plus 12.5 basis points. During each quarter of 2009, the Bank paid dividends at the average effective federal funds rate for the immediately preceding quarter. The average effective federal funds rate of 0.51 percent for the fourth quarter of 2008 was below the Federal Reserve’s average federal funds target rate of 1.06 percent, while the average effective federal funds rate for each of the first three quarters of 2009 was below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods. As a result of this disparity, which continued to be the case in the fourth quarter of 2009 and the first three quarters of 2010, the Bank elected to benchmark its dividends in 2010 to the upper end of the Federal Reserve’s target range for the federal funds rate. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.

DIVIDENDS PAID
(dollars in thousands)

	2010		2009
		Annualized		Annualized
	Amount(1)	Rate(3)	Amount(2)	Rate(3)
First Quarter	$2,386	0.375%	$4,143	0.500%
Second Quarter	2,264	0.375	1,306	0.180
Third Quarter	2,109	0.375	1,267	0.180
Fourth Quarter	2,057	0.375	1,091	0.160

(1)	Amounts exclude (in thousands) $9, $7, $7 and $7 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2010, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(2)	Amounts exclude (in thousands) $61, $37, $35 and $25 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2009, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)	Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. With certain exceptions, the Bank’s policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. Taking into consideration its current retained earnings policy target, as well as its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2011 at or slightly above the upper end of the Federal Reserve’s target for the federal funds rate for the period from October 1, 2010 through September 30, 2011. For a discussion of the Bank’s current retained earnings policy target, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Retained Earnings and Dividends.
The Bank’s Board of Directors recently approved a dividend in the form of capital stock for the first quarter of 2011 at an annualized rate of 0.375 percent (which exceeds the upper end of the Federal Reserve’s target for the federal funds rate for the fourth quarter of 2010 by 12.5 basis points). The first quarter 2011 dividend, to be applied to average capital stock held during the period from October 1, 2010 through December 31, 2010, is payable on March 31, 2011.
Effective February 28, 2011, the Bank entered into the JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, which are currently expected to occur in 2011, the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account. Pursuant to the provisions of the JCE Agreement, the Bank will be required to build its restricted retained earnings account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The JCE Agreement provides that during periods in which the Bank’s restricted retained earnings account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its restricted retained earnings account. The provisions of the JCE Agreement are not currently expected to have an effect on the Bank’s dividend payment practices. For additional information regarding the JCE Agreement, see Item 1 — Business — Capital — Retained Earnings.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2010		2009		2008		2007		2006
Balance sheet (at year end)
Advances	$25,455,656		$47,262,574		$60,919,883		$46,298,158		$41,168,141
Investments (1)(2)	12,268,954		13,491,819		17,388,015		16,400,655		13,429,450
Mortgage loans	207,393		259,857		327,320		381,731		449,893
Allowance for credit losses on mortgage loans	225		240		261		263		267
Total assets (2)	39,690,070		65,092,076		78,932,898		63,458,256		55,457,966
Consolidated obligations — discount notes	5,131,978		8,762,028		16,745,420		24,119,433		8,225,787
Consolidated obligations — bonds	31,315,605		51,515,856		56,613,595		32,855,379		41,684,138
Total consolidated obligations(3)	36,447,583		60,277,884		73,359,015		56,974,812		49,909,925
Mandatorily redeemable capital stock(4)	8,076		9,165		90,353		82,501		159,567
Capital stock — putable	1,600,909		2,531,715		3,223,830		2,393,980		2,248,147
Retained earnings	452,205		356,282		216,025		211,762		190,625
Accumulated other comprehensive income (loss)	(62,702)		(65,965)		(1,435)		(570)		748
Total capital	1,990,412		2,822,032		3,438,420		2,605,172		2,439,520
Dividends paid(4)	8,816		7,807		75,078		108,641		110,049

Income statement
Net interest income (5)	$234,366		$76,476		$150,358		$223,026		$216,292
Other income (loss)	(14,259)		200,355		22,580		9,505		1,279
Other expense	77,542		75,290		64,813		55,296		49,820
Assessments	37,826		53,477		28,784		47,457		45,571
Net income	104,739		148,064		79,341		129,778		122,180

Performance ratios
Net interest margin(6)	0.44%		0.11%		0.20%		0.40%		0.37%
Return on average assets (2)	0.20		0.21		0.11		0.24		0.21
Return on average equity	4.23		4.92		2.52		5.58		4.98
Return on average capital stock (7)	4.92		5.39		2.73		6.18		5.42
Total average equity to average assets(2)	4.65		4.30		4.23		4.22		4.29
Regulatory capital ratio(2)(8)	5.19		4.45		4.47		4.24		4.69
Dividend payout ratio (4)(9)	8.42		5.27		94.63		83.71		90.07

Ratio of earnings to fixed charges	1.58	X	1.26	X	1.05	X	1.07	X	1.06	X

Average effective federal funds rate (10)	0.18%		0.16%		1.92%		5.02%		4.97%

(1)	Investments consist of federal funds sold, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)	In accordance with new accounting guidance that became effective on January 1, 2008, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of this guidance, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The investments and total asset balances at December 31, 2007 and 2006 have been adjusted to reflect the retrospective application of this guidance. The Bank has determined that it is impractical to retrospectively restate the average balances in periods prior to 2008; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balances for those periods. Accordingly, the asset-based performance ratios for periods prior to 2008 do not reflect any adjustments for the retrospective application of this guidance.

(3)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2010, 2009, 2008, 2007 and 2006, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $0.796 trillion, $0.931 trillion, $1.252 trillion, $1.190 trillion and $0.952 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $36.2 billion, $59.9 billion, $72.9 billion, $57.0 billion and $50.2 billion, respectively.

(4)	Mandatorily redeemable capital stock represents capital stock that is classified as a liability under GAAP. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $0.03 million, $0.2 million, $2.0 million, $6.6 million and $10.8 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(5)	Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income (expense) associated with such agreements totaled $18.7 million, $107.6 million, $5.0 million, ($0.4 million) and ($2.2 million) for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

(7)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(8)	The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets at each year-end.

(9)	Dividend payout ratio is computed by dividing dividends paid by net income for the year.

(10)	Rates obtained from the Federal Reserve Statistical Release.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 beginning on page F-1 of this Annual Report on Form 10-K.
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
Overview
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Federal Home Loan Banks Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, assumed responsibility for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provided that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency. For a discussion regarding the Finance Agency’s recent rulemaking activities, see Item 1 — Business — Legislative and Regulatory Developments.

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
The Bank’s capital stock is not publicly traded and can only be held by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by former members of the Bank (including a federal or state agency or insurer acting as a receiver of a closed institution) that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, that transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of February 28, 2011, Moody’s had assigned a deposit rating of Aaa/P-1 to each individual FHLBank and none of the FHLBanks were on its Watchlist. At that same date, S&P had assigned long-term counterparty credit ratings of AAA/A-1+ to 10 of the FHLBanks (including the Bank) and AA+/A-1+ to the FHLBanks of Seattle and Chicago. In addition, as of February 28, 2011, S&P had assigned stable outlooks to 11 of the FHLBanks and a negative outlook to the FHLBank of Seattle.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.

The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, caps and swaptions. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Topic 815 of the Financial Accounting Standards Board Accounting Standards Codification entitled “Derivatives and Hedging” (“ASC 815”). For a discussion of ASC 815, see the sections below entitled “Financial Condition — Derivatives and Hedging Activities” and “Critical Accounting Policies and Estimates.”
The Bank considers its “core earnings” to be net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s core earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets and its core earnings and returns on capital stock (based on core earnings) generally tend to track short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average federal funds rate. The following table summarizes the Bank’s return on average capital stock (based on reported results), the average effective federal funds rate and the Bank’s dividend payment rate for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Earnings

Return on average capital stock	4.92%	5.39%	2.73%

Average effective federal funds rate	0.18%	0.16%	1.92%

Dividends

Weighted average of dividend rates paid (1)	0.375%	0.25%	2.92%

Reference average effective federal funds rate (reference rate) (2)	0.16%	0.25%	2.92%

Reference average target federal funds rate (reference target rate) (2)	0.25%	0.46%	2.95%

(1)	Computed as the average of the dividend rates paid in each quarter during the year weighted by the number of days in each quarter.

(2)	See discussion below for a description of the reference rate and the reference target rate.
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
To provide more meaningful comparisons between the average effective federal funds rate, the average target federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate” and a “reference average target federal funds rate.” For the years ended December 31, 2010, 2009 and 2008, the reference average effective federal funds rate reflects the average effective federal funds rate for the periods from October 1, 2009 through September 30, 2010, from October 1, 2008 through September 30, 2009 and from October 1, 2007 through September 30, 2008, respectively, and the average target federal funds rate reflects the average of the upper end of the Federal Reserve’s target for the federal funds rate for those same periods. For additional discussion regarding the Bank’s dividend declaration and payment process, see the section entitled “Financial Condition — Retained Earnings and Dividends.”
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
Financial Market Conditions
Credit market conditions during 2010 continued the trend of noticeable improvement that began in late 2008 and continued throughout 2009. Short-term interest rates remained relatively stable throughout 2010, while long-term rates declined. The economy continued to expand in 2010, with credit spreads tightening and equity markets improving following the European sovereign debt concerns in the second quarter and the announcement of the Federal Reserve actions discussed below.
On November 3, 2010, the Federal Reserve announced that it intends to purchase $600 billion of longer-term U.S. Government bonds by the end of the second quarter of 2011 (a pace of about $75 billion per month) in an effort to promote a stronger pace of economic recovery and foster maximum employment and price stability. The Federal Reserve left open the possibility of taking additional actions if economic growth does not accelerate in the coming months.
In 2008, the U.S. and other governments and their central banks developed and implemented aggressive initiatives in an effort to provide support for and to restore the functioning of the global credit markets. Those programs included the implementation by the United States Department of the Treasury (the “Treasury”) of the Troubled Asset Relief Program (“TARP”) authorized by Congress in October 2008 and the Federal Reserve’s purchases of commercial paper, agency debt securities (including FHLBank debt) and mortgage-backed securities. In addition, the Federal Reserve’s discount window lending and Term Auction Facility (“TAF”) for auctions of short-term liquidity, the expansion of insured deposit limits and the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (“TLGP”) provided additional liquidity support for depository institutions. As conditions improved in 2009, the level of support provided by some of these government programs stabilized or contracted. The TARP, TLGP and TAF programs expired in 2010.
In addition to those actions to provide additional direct liquidity to the markets, the Federal Reserve Board, through its Federal Open Market Committee, reduced its target for the federal funds rate first from 2.00 percent to 1.00 percent in two steps during October 2008, and then subsequently reduced the target to a range between 0 and 0.25 percent. The Federal Open Market Committee maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009 and 2010. In October 2008, the Federal Reserve began paying interest on required and excess reserves held by depository institutions. During 2009 and 2010, this interest was paid at a rate equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for most of 2009 and 2010.
One- and three-month LIBOR rates fell from 3.93 percent and 4.05 percent, respectively, at September 30, 2008 to 0.44 percent and 1.43 percent, respectively, as of December 31, 2008. One- and three-month LIBOR rates stabilized and the spread between those rates shrank during 2009, with one- and three-month LIBOR ending the year at 0.23 percent and 0.25 percent, respectively. One- and three-month LIBOR were 0.26 percent and 0.30 percent, respectively, at the end of 2010. More stable one- and three-month LIBOR rates, combined with smaller spreads between those two indices and between those indices and overnight lending rates, suggest some degree of general improvement in the inter-bank lending markets.
The following table presents information on various market interest rates at December 31, 2010 and 2009 and various average market interest rates for the years ended December 31, 2010, 2009 and 2008.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2010	2009	2010	2009	2008
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	2.08%
Average Effective Federal Funds Rate (2)	0.13%	0.05%	0.18%	0.16%	1.92%
1-month LIBOR (1)	0.26%	0.23%	0.27%	0.33%	2.68%
3-month LIBOR (1)	0.30%	0.25%	0.34%	0.69%	2.93%
2-year LIBOR (1)	0.80%	1.42%	0.93%	1.41%	2.94%
5-year LIBOR (1)	2.17%	2.98%	2.16%	2.65%	3.69%
10-year LIBOR (1)	3.38%	3.97%	3.25%	3.44%	4.24%
3-month U.S. Treasury (1)	0.12%	0.06%	0.14%	0.15%	1.45%
2-year U.S. Treasury (1)	0.61%	1.14%	0.70%	0.96%	2.00%
5-year U.S. Treasury (1)	2.01%	2.69%	1.93%	2.20%	2.79%
10-year U.S. Treasury (1)	3.30%	3.85%	3.22%	3.26%	3.64%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Economic conditions in the United States continued to show moderate signs of improvement during 2010. The gross domestic product increased 2.8 percent in 2010, in contrast to a 2.6 percent decrease in 2009. The unemployment rate fell 0.5 percent during 2010, but remained high at 9.4 percent at the end of the year. Month-over-month home sales increased leading up to the expiration on April 30, 2010 of a federal tax credit available to homebuyers, then declined in May and remained relatively low throughout the remainder of the year. Policy makers have cautiously interpreted recent economic data to indicate that certain aspects of the economy are continuing to improve but at a slow pace. Despite early signs of economic improvement, the sustainability and extent of the improved economic conditions, and the prospects for and potential timing of further improvements (in particular, employment growth and housing market conditions), remain uncertain.
2010 In Summary
•	The Bank ended 2010 with total assets of $39.7 billion and total advances of $25.5 billion, a decrease from $65.1 billion and $47.3 billion, respectively, at the end of 2009. The decrease in advances for 2010 was attributable in large part to the repayment of approximately $17.7 billion of advances by the Bank’s two largest borrowers, as further discussed in the section below entitled “Financial Condition — Advances.” The remaining decline in advances during 2010 was attributable to a general decline in member demand that the Bank believes was due largely to increases in members’ liquidity levels and reduced lending activity due to weak economic conditions.

•	The Bank’s net income for 2010 was $104.7 million. Net interest income was $234.4 million and net losses on derivatives and hedging activities were $17.7 million. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s income before assessments of $142.6 million for 2010. Had the net interest income on economic hedge derivatives been included in net interest income, both the Bank’s net interest income and its net losses on derivatives and hedging activities would have been higher by $18.7 million for the year ended December 31, 2010.

•	The Bank’s net interest income for 2010 was positively impacted by higher yields on the Bank’s portfolio of collateralized mortgage obligations (“CMOs”). During the year, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) repurchased delinquent loans from the mortgage pools underlying their guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $13.5 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities during the first half of 2010. Such repurchases by Fannie Mae and Freddie Mac did not have a significant impact on the Bank’s net interest income during the second half of 2010, nor are they expected to have a significant impact on the Bank’s net interest income in future periods.

•	The $17.7 million in net losses on derivatives and hedging activities for the year included $18.7 million of net interest income on interest rate swaps accounted for as economic hedge derivatives, $0.4 million of net ineffectiveness-related losses on fair value hedges and $36.0 million of net losses on economic hedge derivatives (excluding net interest settlements), which were attributable primarily to the Bank’s stand-alone interest rate caps.

The Bank held $9.3 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $16.2 million (excluding accrued interest) at December 31, 2010. If these swaps are held to maturity, these net unrealized gains will ultimately reverse in future periods in the form of unrealized losses as the values of these derivatives decline to zero. The timing of this reversal will depend on the future estimated values of these derivatives, which will generally depend on the level and volatility of then-current and projected interest rates over the remaining lives of the derivatives. In addition, as of December 31, 2010, the Bank held $3.7 billion (notional) of stand-alone interest rate cap agreements with a fair value of $19.6 million that hedge CMO LIBOR floaters with embedded caps. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•	The Bank’s operating results for 2010 included credit-related other-than-temporary impairment charges of $2.6 million on certain of its investments in non-agency residential mortgage-backed securities. For a discussion of the Bank’s analysis, see Note 6 to the Bank’s audited financial statements included in this report. If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential mortgage-backed securities deteriorates beyond management’s current expectations, the Bank could recognize additional losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its investments in non-agency residential mortgage-backed securities that have not previously been determined to be other-than-temporarily impaired. The Bank is currently unable to predict the impact, if any, that recent foreclosure moratoriums may have on the collectibility of its investments in non-agency residential mortgage-backed securities.

•	At all times during 2010, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $452.2 million at December 31, 2010 from $356.3 million at December 31, 2009.

•	During 2010, the Bank paid dividends totaling $8.8 million; the quarterly dividends during the year were paid at rates equal to the upper end of the Federal Reserve’s target for the federal funds rate plus 12.5 basis points for the applicable reference periods. While there can be no assurances about 2011 earnings, dividends, or regulatory actions, the Bank currently anticipates that its 2011 earnings will be sufficient both to pay quarterly dividends at a rate equal to or slightly above the upper end of the Federal Reserve’s target for the federal funds rate and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Financial Condition
The following table provides selected period-end balances as of December 31, 2010, 2009 and 2008, as well as selected average balances for the years ended December 31, 2010, 2009 and 2008. As shown in the table, the Bank’s total assets decreased by 39.0 percent (or $25.4 billion) during the year ended December 31, 2010 after decreasing by 17.5 percent (or $13.8 billion) during the year ended December 31, 2009. The decrease in total assets during the year ended December 31, 2010 was primarily attributable to a $21.8 billion decrease in advances and a $2.9 billion decrease in held-to-maturity securities. As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2010, total consolidated obligations decreased by $23.8 billion, as consolidated obligation bonds decreased by $20.2 billion and consolidated obligation discount notes declined by $3.6 billion.
During the year ended December 31, 2009, the decrease in total assets was due largely to a $13.7 billion decrease in advances. The funding for those assets also decreased during the year ended December 31, 2009, as consolidated obligation bonds decreased by $5.1 billion and consolidated obligation discount notes declined by $8.0 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2010			December 31, 2009			Balance at
		Increase (Decrease)			Increase (Decrease)		December 31,
	Balance	Amount	Percentage	Balance	Amount	Percentage	2008
Advances	$25,456	$(21,807)	(46.1)%	$47,263	$(13,657)	(22.4)%	$60,920
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,600	(2,000)	(55.6)	3,600	3,600	*	—
Interest-bearing deposits	—	—	—	—	(3,684)	(100.0)	3,684
Federal funds sold	3,767	1,704	82.6	2,063	191	10.2	1,872
Long-term investments (2)	8,496	(2,929)	(25.6)	11,425	(404)	(3.4)	11,829
Mortgage loans, net	207	(53)	(20.4)	260	(67)	(20.5)	327
Total assets	39,690	(25,402)	(39.0)	65,092	(13,841)	(17.5)	78,933
Consolidated obligations — bonds	31,316	(20,200)	(39.2)	51,516	(5,098)	(9.0)	56,614
Consolidated obligations — discount notes	5,132	(3,630)	(41.4)	8,762	(7,983)	(47.7)	16,745
Total consolidated obligations	36,448	(23,830)	(39.5)	60,278	(13,081)	(17.8)	73,359
Mandatorily redeemable capital stock	8	(1)	(11.1)	9	(81)	(90.0)	90
Capital stock	1,601	(931)	(36.8)	2,532	(692)	(21.5)	3,224
Retained earnings	452	96	27.0	356	140	64.8	216
Average total assets	53,143	(16,875)	(24.1)	70,018	(4,623)	(6.2)	74,641
Average capital stock	2,128	(621)	(22.6)	2,749	(162)	(5.6)	2,911
Average mandatorily redeemable capital stock	7	(49)	(87.5)	56	(1)	(1.8)	57

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and Due From Banks” in the Bank’s statements of condition.

(2)	Consists of securities classified as held-to-maturity and available-for-sale.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2010, 2009 and 2008.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2010		2009			2008
	Amount	Percent	Amount	Percent		Amount	Percent
Commercial banks	$19,708	79%	$41,924	89	% (1)	$29,889	50%
Thrifts	3,686	15	3,249	7	(1)	27,687	46
Credit unions	1,215	5	1,347	3		1,565	3
Insurance companies	336	1	301	1		243	—

Total member advances	24,945	100	46,821	100		59,384	99

Housing associates	60	—	11	—		131	—
Non-member borrowers	56	—	76	—		730	1

Total par value of advances	$25,061	100%	$46,908	100%		$60,245	100%

Total par value of advances outstanding to CFIs (2)	$6,908	28%	$9,758	21%		$11,530	19%

(1)	During 2009, the thrift charter of Wachovia Bank, FSB was converted to a national bank charter and then merged into Wells Fargo Bank South Central, National Association. This institution had outstanding advances of $18.2 billion at December 31, 2009. These actions were the primary reason for the significant increase in advances to commercial banks (and corresponding decrease in advances to thrift institutions) between December 31, 2008 and December 31, 2009.

(2)	The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2010, 2009 and 2008 based upon the definitions of CFIs that applied as of those dates.
At December 31, 2010, the carrying value of the Bank’s advances portfolio totaled $25.5 billion, compared to $47.3 billion and $60.9 billion at December 31, 2009 and 2008, respectively. The par value of advances outstanding at December 31, 2010, 2009 and 2008 was $25.1 billion, $46.9 billion and $60.2 billion, respectively.
Advances to members grew steadily over the course of the first nine months of 2008, peaking near the end of the third quarter of that year when conditions in the financial markets were particularly unsettled. Advances growth during this period was generally spread across all segments of the Bank’s membership base, as the then prevailing credit market conditions appeared to lead members to increase their borrowings in order to increase their liquidity, to take advantage of borrowing rates that were relatively attractive compared with alternative wholesale funding sources, to take advantage of investment opportunities and/or to lengthen the maturity of their liabilities at a relatively low cost. Advances have subsequently declined as market conditions calmed and the economy weakened. From September 30, 2008 through December 31, 2010, outstanding advances (at par value) declined $42.8 billion or approximately 63 percent.
During 2009, advances to the Bank’s five largest borrowers decreased by $8.3 billion, contributing significantly to the overall decline in advances balances during the year. Advances to Wells Fargo Bank South Central, National Association (“WFSC”), Comerica Bank and Guaranty Bank (“Guaranty”) declined by $4.0 billion, $2.0 billion and $2.2 billion, respectively, during 2009. On August 21, 2009, the Office of Thrift Supervision closed Guaranty and the FDIC was named receiver. Guaranty was the Bank’s third largest borrower and shareholder at August 21, 2009, with $2.0 billion of advances outstanding at that date; all of these advances were repaid in August and September 2009. The remaining decline in advances during 2009 was spread broadly across the Bank’s members.
During 2010, advances to the Bank’s five largest borrowers decreased by $17.8 billion. Advances to WFSC and Comerica Bank (the Bank’s two largest borrowers as of December 31, 2009 and 2010) declined by $14.2 billion and $3.5 billion, respectively, including prepayments totaling $10.3 billion and $2.0 billion, respectively, during the third quarter of 2010. The remaining decline in outstanding advances of $4.0 billion during 2010 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due largely to increases in members’ liquidity levels, which were primarily the result of recent growth in their deposits and reduced lending activity due to weak economic conditions.
At December 31, 2010, advances outstanding to the Bank’s five largest borrowers totaled $9.5 billion, representing 37.8 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2010.
FIVE LARGEST BORROWERS
(Par value, dollars in millions)

	As of December 31, 2010
		Percent of
	Par Value of	Total Par Value
Name	Advances	of Advances
Wells Fargo Bank South Central, National Association	$3,998	16.0%
Comerica Bank	2,500	10.0
Beal Bank Nevada (1)	1,435	5.7
International Bank of Commerce	950	3.8
First National Bank (Edinburg, Texas)	584	2.3

	$9,467	37.8%

(1)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
As of December 31, 2009 and 2008, advances outstanding to the Bank’s five largest borrowers comprised $27.2 billion (58.1 percent) and $35.6 billion (59.2 percent), respectively, of the total advances portfolio.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2010 and 2009.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(dollars in millions)

	December 31, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate	$15,582	62.2%	$19,035	40.6%
Adjustable/variable rate indexed	6,765	27.0	24,591	52.4
Amortizing	2,714	10.8	3,282	7.0

Total par value	$25,061	100.0%	$46,908	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members and the types of collateral it accepts to secure advances are described in Item 1 — Business. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which members may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
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
Short-Term Liquidity Portfolio
At December 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.8 billion of overnight federal funds sold to domestic bank counterparties and $1.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2009, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of overnight federal funds sold to domestic bank counterparties and $3.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
Finance Agency regulations and Bank policies govern the Bank’s investments in unsecured money market instruments such as overnight and term federal funds and commercial paper. Those regulations and policies establish limits on the amount of unsecured credit that may be extended to borrowers or to affiliated groups of borrowers, and require the Bank to base its investment limits on the long-term credit ratings of its counterparties.
As of December 31, 2010, the Bank’s overnight federal funds sold consisted of $1.7 billion sold to counterparties rated double-A, $1.8 billion sold to counterparties rated single-A and $0.3 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
Long-Term Investments
At December 31, 2010, 2009 and 2008, the Bank’s long-term investment portfolio (at carrying value) was comprised of approximately $8.4 billion, $11.3 billion and $11.7 billion, respectively, of mortgage-backed securities (“MBS”) and $0.1 billion, $0.1 billion and $0.1 billion, respectively, of U.S. agency debentures. At December 31, 2010, all of the Bank’s long-term investments were classified as held-to-maturity.
Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorized each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution required, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority was limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including CMOs or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that were purchased under this expanded authority had to be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
As of December 31, 2010, the Bank held $8.4 billion of MBS (at carrying value), which represented 410 percent of its total regulatory capital. Due to the expiration of the incremental MBS investment authority and shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase any MBS in 2011. Currently, the Bank has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments and it may elect to purchase such securities if attractive opportunities to do so are available.
On July 23, 2010, the Bank’s Board of Directors approved an amendment to the Bank’s Risk Management Policy which removes the Bank’s authority to purchase non-agency (i.e., private-label) MBS. With the exception of one security acquired in October 2006, the Bank has not acquired any non-agency MBS since 2005.
During the year ended December 31, 2010, the Bank acquired (based on trade date) $1.1 billion of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that it designated as held-to-maturity. As further described below, the floating rate coupons of these securities are subject to interest rate caps. During this same year, the proceeds from maturities of long-term securities designated as held-to-maturity totaled approximately $4.1 billion. The Bank did not sell any long-term securities during 2010.
During the year ended December 31, 2009, the Bank acquired (based on trade date) $2.9 billion ($3.0 billion par value) of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these securities are also subject to interest rate caps. During the year, proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $3.2 billion and $42.5 million, respectively. In March 2009, the Bank sold an available-for-sale security (specifically, a government-sponsored enterprise mortgage-backed security) with an amortized cost (determined by the specific identification method) of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. The Bank did not sell any other long-term investments during the year ended December 31, 2009.
During the year ended December 31, 2008, the Bank acquired (based on trade date) $6.2 billion of long-term investments, all of which had settled as of December 31, 2008. The Bank acquired $5.8 billion ($6.0 billion par value) of LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that it designated as held-to-maturity and one LIBOR-indexed floating rate CMO issued by Fannie Mae (a $97.7 million par value security that the Bank acquired in June 2008 at a cost of $93.3 million), which the Bank classified as available-for-sale. The floating rate coupons of all of these securities are also subject to interest rate caps. In addition, during the first quarter of 2008, the Bank purchased $257 million ($250 million par value) of U.S. agency debentures; these investments were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. In April 2008, the Bank sold all of the U.S. agency debentures that it had acquired during the first quarter of 2008 and terminated the associated interest rate swaps. The realized gains on the sales of these available-for-sale securities totaled $2.8 million. This action was taken in response to favorable opportunities in the market at that time. In addition, on October 29, 2008, the Bank sold a U.S. agency debenture classified as available-for-sale. Proceeds from the sale totaled $56.5 million, resulting in a realized loss at the time of sale of $3.7 million, of which $2.5 million had been recognized in the third quarter of 2008 as an other-than-temporary impairment charge because the Bank no longer had the intent as of September 30, 2008 to hold this security through to recovery of the unrealized loss. At September 30, 2008, the amortized cost of this security exceeded its estimated fair value at that date by $2.5 million.
The Bank did not sell any other long-term investments during the year ended December 31, 2008; during this same period, the proceeds from maturities of long-term securities designated as held-to-maturity and available-for-sale totaled approximately $1.7 billion and $268 million, respectively.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of December 31, 2010 and 2009.
UNPAID PRINCIPAL BALANCE OF MORTGAGE-BACKED SECURITIES BY COUPON TYPE
(In millions of dollars)

	December 31, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
U.S. government guaranteed obligations	$—	$20	$20	$—	$24	$24
Government-sponsored enterprises	2	8,199	8,201	3	10,985	10,988
Non-agency residential MBS
Prime(1)	—	323	323	—	423	423
Alt-A(1)	—	75	75	—	92	92
Prime non-agency CMBS(1)(2)	—	—	—	56	—	56

Total MBS	$2	$8,617	$8,619	$59	$11,524	$11,583

(1)	Reflects the label assigned to the securities at the time of issuance.

(2)	CMBS = Commercial mortgage-backed securities.
Gross unrealized losses on the Bank’s MBS investments decreased from $188 million at December 31, 2009 to $86 million at December 31, 2010. The following table sets forth the unrealized losses on the Bank’s MBS portfolio as of December 31, 2010 and 2009.
UNREALIZED LOSSES ON MBS PORTFOLIO
(dollars in millions)

	December 31, 2010		December 31, 2009
		Unrealized		Unrealized
	Gross	Losses as	Gross	Losses as
	Unrealized	Percentage of	Unrealized	Percentage of
	Losses	Amortized Cost	Losses	Amortized Cost
U.S. government guaranteed obligations	$—	0.0%	$—	0.3%
Government-sponsored enterprises	2	0.0%	53	0.5%
Non-agency residential MBS	84	21.5%	135	26.5%

	$86		$188

The Bank evaluates outstanding held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). As set forth in the table above, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $84 million as of December 31, 2010, which represented 21.5 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses noted above were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. With the exception of 22 non-agency RMBS, all of these securities carried the highest investment grade credit rating by each of the organizations that rated the respective securities as of December 31, 2010. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS as of December 31, 2010. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

		Unpaid
Credit	Number of	Principal	Amortized	Carrying	Estimated	Unrealized
Rating	Securities	Balance	Cost	Value	Fair Value	Losses
Triple-A	17	$108,208	$108,224	$108,224	$103,027	$5,197
Double-A	1	3,562	3,562	3,562	3,389	173
Triple-B	1	6,891	6,817	4,233	4,429	2,388
Double-B	1	5,220	5,209	3,318	3,318	1,891
Single-B	8	95,091	95,090	93,566	70,249	24,841
Triple-C	10	140,194	137,166	89,763	91,716	45,450
Double-C	1	38,770	35,279	25,418	31,268	4,011

Total	39	$397,936	$391,347	$328,084	$307,396	$83,951

The following table presents the securities in the table above that were on negative watch as of December 31, 2010.
NON-AGENCY RMBS ON NEGATIVE WATCH
(dollars in thousands)

	Number of	Carrying	Estimated
Credit Rating	Securities	Value	Fair Value
Triple-A	7	$25,968	$24,950
Double-A	1	3,562	3,389
Triple-B	1	4,233	4,429

Total	9	$33,763	$32,768

During the period from January 1, 2011 through March 15, 2011, one security rated triple-A in the table above had its credit rating lowered to double-B by one of the NRSROs; as of December 31, 2010, this security had both an amortized cost and estimated fair value of $0.2 million. In addition, during this same period, the security rated triple-B (and on negative watch) in the tables above had its credit rating lowered to single-B; this security was no longer on negative watch at March 15, 2011. None of the Bank’s other non-agency RMBS holdings were downgraded or placed on negative watch during this period.
At December 31, 2010, the Bank’s portfolio of non-agency RMBS was comprised of 39 securities with an aggregate unpaid principal balance of $398 million: 20 securities with an aggregate unpaid principal balance of $177 million are backed by first lien fixed rate loans and 19 securities with an aggregate unpaid principal balance of $221 million are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2009, the Bank’s non-agency RMBS portfolio was comprised of 40 securities with an aggregate unpaid principal balance of $515 million (the securities backed by fixed rate loans had an aggregate unpaid principal balance of $267 million while the securities backed by option ARM loans had an aggregate unpaid principal balance of $248 million). All of these investments are classified as held-to-maturity securities. The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2010 by classification at the time of issuance, collateral type and year of securitization (the Bank does not hold any MBS that were labeled as subprime at the time of issuance).
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Classification and Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average (1)(3)	Average(1)	Current(4)
Prime(5)
Fixed rate collateral
2006	1	$39	$35	$31	$4	13.71%	7.21%	8.89%	7.21%
2004	4	12	12	11	1	4.19%	26.47%	5.81%	24.07%
2003	10	88	88	84	4	1.25%	6.83%	3.91%	5.28%
2000	1	—	—	—	—	0.00%	39.17%	2.00%	39.17%

Total fixed rate prime collateral	16	139	135	126	9	4.99%	8.62%	5.46%	5.28%

Option ARM collateral
2005	15	172	171	119	52	30.42%	46.30%	43.15%	25.89%
2004	2	12	12	8	4	28.32%	33.61%	29.84%	31.80%

Total option ARM prime collateral	17	184	183	127	56	30.29%	45.47%	42.28%	25.89%

Total prime collateral	33	323	318	253	65	19.43%	29.65%	26.47%	5.28%

Alt-A(5)
Fixed rate collateral
2005	1	26	26	20	6	11.52%	9.89%	6.84%	9.89%
2004	1	3	3	3	—	11.30%	36.36%	6.85%	36.36%
2002	2	9	9	8	1	6.37%	20.44%	4.54%	17.17%

Total fixed rate Alt-A collateral	4	38	38	31	7	10.34%	14.75%	6.33%	9.89%

Option ARM collateral
2005	2	37	35	23	12	48.50%	40.54%	39.58%	34.34%

Total Alt-A collateral	6	75	73	54	19	29.32%	27.58%	22.87%	9.89%

Total non-agency RMBS	39	$398	$391	$307	$84	21.30%	29.26%	25.79%	5.28%

Total fixed rate collateral	20	$177	$173	$157	$16	6.14%	9.94%	5.65%	5.28%
Total option ARM collateral	19	221	218	150	68	33.37%	44.63%	41.82%	25.89%

Total non-agency RMBS	39	$398	$391	$307	$84	21.30%	29.26%	25.79%	5.28%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2010, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 6.92 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

(5)	Reflects the label assigned to the securities at the time of issuance.

The following table provides the geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2010.
GEOGRAPHIC CONCENTRATION OF LOANS UNDERLYING
NON-AGENCY RMBS BY COLLATERAL TYPE

Fixed Rate Collateral

California	39.1%
New York	5.8
Florida	5.7
Texas	3.8
Virginia	2.8
All other	42.8

100.0%

Option ARM Collateral

California	61.1%
Florida	10.1
New York	3.3
Nevada	2.3
New Jersey	2.2
All other	21.0

100.0%

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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2010 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 6 to the Bank’s audited financial statements included in this report. A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of December 31, 2010 is set forth in the table below (dollars in thousands).

		Projected			Projected			Projected
	Unpaid Principal	Prepayment Rates			Default Rates			Loss Severities
	Balance at	Weighted	Range		Weighted	Range		Weighted	Range
Year of Securitization	December 31, 2010	Average	Low	High	Average	Low	High	Average	Low	High
Prime (1)
2004	$11,567	11.65%	10.43%	14.25%	3.35%	2.70%	4.50%	23.93%	22.32%	30.75%
2003	87,884	30.83%	14.59%	36.84%	0.51%	0.00%	2.78%	8.57%	0.00%	29.94%
2000	209	85.09%	85.09%	85.09%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total prime collateral	99,660	28.72%	10.43%	85.09%	8.40%	0.00%	4.50%	10.34%	0.00%	30.75%

Alt-A (1)
2006	38,770	14.85%	14.85%	14.85%	33.27%	33.27%	33.27%	47.78%	47.78%	47.78%
2005	235,285	10.27%	6.83%	14.80%	54.04%	17.06%	75.02%	39.16%	29.29%	50.67%
2004	15,673	10.28%	8.13%	14.90%	46.00%	15.75%	57.96%	39.06%	37.20%	42.11%
2002	8,548	15.97%	14.27%	19.98%	5.57%	3.40%	10.69%	22.98%	19.20%	31.92%

Total Alt-A collateral	298,276	11.03%	6.83%	19.98%	49.53%	3.40%	75.02%	39.81%	19.20%	50.67%

Total non-agency RMBS	$397,936	15.46%	6.83%	85.09%	37.33%	0.00%	75.02%	32.43%	0.00%	50.67%

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2010 under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 6 percent to 15 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 14 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of December 31, 2010 (including 12 of the 13 securities that were determined to be other-than-temporarily impaired during 2010). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

							Hypothetical
						Credit Losses	Credit
			Unpaid			Recorded	Losses Under		Current
	Year of	Collateral	Principal	Carrying	Fair	in Earnings	Stress-Test	Collateral	Credit
	Securitization	Type	Balance	Value	Value	During 2010	Scenario(2)	Delinquency(3)	Enhancement(4)
Prime
Security #2	2005	Option ARM	$18,451	$10,033	$12,308	$46	$836	49.9%	49.4%
Security #3	2006	Fixed Rate	38,770	25,418	31,268	1,492	2,517	13.7%	7.2%
Security #4	2005	Option ARM	12,571	6,871	7,635	24	337	21.7%	46.5%
Security #6	2005	Option ARM	17,824	10,532	10,231	171	728	20.8%	25.9%
Security #7	2004	Option ARM	6,891	4,233	4,429	60	64	21.6%	31.8%
Security #8	2005	Option ARM	10,279	6,329	6,611	13	179	19.5%	44.5%
Security #9	2005	Option ARM	4,529	2,999	3,060	7	10	30.3%	44.1%
Security #10	2005	Option ARM	8,025	4,980	4,980	1	31	41.1%	44.4%
Security #11	2005	Option ARM	10,153	7,091	7,091	1	32	43.5%	49.4%
Security #12	2004	Option ARM	5,220	3,318	3,318	11	33	37.2%	36.0%
Security #13	2005	Option ARM	6,543	4,382	4,382	9	—	34.2%	46.8%
Security #15	2005	Option ARM	16,228	16,228	10,520	—	1	24.3%	42.5%

Total Prime			155,484	102,414	105,833	1,835	4,768

Alt-A(1)
Security #1	2005	Option ARM	16,554	7,941	9,847	428	1,295	48.1%	34.3%
Security #5	2005	Option ARM	20,987	12,797	12,936	291	1,087	48.8%	45.4%
Security #14	2005	Fixed Rate	25,817	25,823	19,442	—	11	11.5%	9.9%

Total Alt-A			63,358	46,561	42,225	719	2,393

			$218,842	$148,975	$148,058	$2,554	$7,161

(1)	Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the year ended December 31, 2010 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of December 31, 2010.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2010, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 1.12 percent to 6.92 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
While substantially all of its MBS portfolio is comprised of floating rate CMOs ($8.6 billion par value at December 31, 2010) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2010, one-month LIBOR was 0.26 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($7.2 billion) was between 6.0 percent and 7.0 percent. As of December 31, 2010, one-month LIBOR rates were approximately 574 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.7 billion of interest rate caps with remaining maturities ranging from 36 months to 57 months as of December 31, 2010 and strike rates ranging from 6.00 percent to 6.75 percent and (ii) four forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.5 percent and 7.0 percent, respectively. The other two forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.5 percent and 7.0 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2014	$500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	700	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014 (1)	250	6.50%
First quarter 2015	150	6.75%
Second quarter 2015 (2)	250	6.50%
Third quarter 2015	200	6.50%
Third quarter 2015	150	6.75%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015 (1)	250	7.00%
Second quarter 2016 (2)	250	7.00%

	$3,700

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.
Consolidated Obligations and Deposits
At December 31, 2010, the carrying values of consolidated obligation bonds and discount notes totaled $31.3 billion and $5.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $31.1 billion and $5.1 billion, respectively. In comparison, at December 31, 2009, the carrying values of consolidated obligation bonds and discount notes totaled $51.5 billion and $8.8 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $51.2 billion and $8.8 billion, respectively.
During the year ended December 31, 2010, the Bank’s outstanding consolidated obligations (at par value) decreased by $23.8 billion, in line with the decrease in outstanding advances during the year; consolidated obligation bonds and discount notes decreased by $20.1 billion and $3.7 billion, respectively. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2010 and 2009.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(Par value, dollars in millions)

	December 31, 2010		December 31, 2009
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Single-index floating rate	$13,411	43.2%	$20,560	40.2%
Fixed rate, non-callable	13,023	41.9	23,371	45.7
Callable step-up	3,001	9.6	3,473	6.8
Fixed rate, callable	1,560	5.0	3,277	6.4
Conversion	83	0.3	365	0.7
Callable step-down	—	—	125	0.2

Total par value	$31,078	100.0%	$51,171	100.0%

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
The FHLBanks rely extensively on the approved underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2010 and 2009 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed rate consolidated obligations that it issues to floating rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable rate coupon on the interest rate swap that resets to either one-month or three-month LIBOR. Typically, the formula for the variable rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 15 basis points.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the growth of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality, such as debt guaranteed by the U.S. government under programs implemented to support the banking industry and the financial markets. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2010, 2009 and 2008, the average LIBOR cost (including the impact of associated interest rate swaps) of the consolidated obligation bonds issued by the Bank was approximately LIBOR minus 17 basis points, LIBOR minus 25 basis points and LIBOR minus 25 basis points, respectively.
During the first half of 2008, the relationship between the yield on newly issued consolidated obligation bonds relative to rates on interest rate swaps having the same maturity and features as the consolidated obligation bonds generally widened as consolidated obligation bond yields trended lower relative to interest rate swap rates. Similarly, during this same period, the yield on consolidated obligation discount notes declined relative to LIBOR. These decreases were due primarily to increased demand, as investors shifted their available funds away from asset-backed investments to government-guaranteed and agency debt. These market conditions and the relatively wide spread between LIBOR and other market rates generally resulted in lower costs relative to LIBOR for the Bank’s consolidated obligations that were issued during the first half of 2008.
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
During the first half of 2010, the Bank’s funding needs were met primarily through the issuance of discount notes and floating rate bonds. The Bank relied upon floating rate bonds in part because they were more readily available in larger volumes as compared to some of the Bank’s other sources of LIBOR-indexed funds, such as swapped callable debt and short-maturity fixed rate, non-callable debt. Furthermore, through the issuance of one-month LIBOR floating rate bonds, the Bank was able to maintain (and based on its then existing projections, expected to maintain in the near future) approximately equal balances of one-month LIBOR indexed assets and liabilities (including the effects of LIBOR basis swaps). In the second quarter of 2010, due to concerns regarding the extent of the European sovereign debt problems, investors increased their demand for short-maturity high-quality debt, including FHLBank consolidated obligations. These concerns also led to an increase in LIBOR spot rates and a widening of interest rate swap spreads relative to debt spreads tied to high-quality benchmarks, including FHLBank consolidated obligations. The increased demand by investors for short-maturity consolidated obligations coupled with the widening in interest rate swap spreads enabled the Bank to issue two- and three-year fixed rate non-callable debt and convert it to favorable LIBOR-based costs through the use of interest rate swaps. Furthermore, the spread between the rates on various money market instruments and LIBOR widened to an extent that the Bank was able to issue federal fund floater bonds and discount notes and enter into related interest rate swaps at attractive spreads to LIBOR.
Due to the significant decline in outstanding advances, the Bank’s funding needs declined substantially during the second half of 2010, with only approximately $3.3 billion of consolidated obligation bonds issued during this period, the proceeds of which were used to replace maturing or called consolidated obligations. The majority of these funding needs were met through the issuance of swapped fixed rate callable bonds, including step-up bonds.

The following table is a summary of the Bank’s consolidated obligation bonds and discount notes outstanding at December 31, 2010 and 2009, by contractual maturity (at par value):
CONSOLIDATED OBLIGATION BONDS AND DISCOUNT NOTES BY CONTRACTUAL MATURITY
(dollars in millions)

	December 31, 2010		December 31, 2009
Contractual Maturity	Amount	Percentage	Amount	Percentage
Due in one year or less	$23,403	64.6%	$39,716	66.3%
Due after one year through two years	6,108	16.9	9,164	15.3
Due after two years through three years	1,465	4.0	5,569	9.3
Due after three years through four years	1,400	3.9	1,085	1.8
Due after four years through five years	883	2.4	1,191	2.0
Thereafter	2,952	8.2	3,211	5.3

Total	$36,211	100.0%	$59,936	100.0%

Demand and term deposits were $1.1 billion, $1.5 billion and $1.4 billion at December 31, 2010, 2009 and 2008, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $2.5 billion at December 31, 2009 to $1.6 billion at December 31, 2010, while the Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.7 billion for the year ended December 31, 2009 to $2.1 billion for the year ended December 31, 2010. The decreases were due in large part to the decline in outstanding advances balances during 2010.
At December 31, 2010, the Bank’s five largest shareholders (all but one of which was among the Bank’s five largest borrowers) held $0.5 billion of capital stock, which represented 28.8 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2010.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2010
(Par value, dollars in millions)

		Percent of
	Par Value of	Total ParValue
Name	Capital Stock	of Capital Stock
Wells Fargo Bank South Central, National Association	$188,859	11.7%
Comerica Bank	127,687	7.9
Beal Bank Nevada (1)	63,584	4.0
International Bank of Commerce	47,999	3.0
Southside Bank	34,712	2.2

	$462,841	28.8%

(1)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.

As of December 31, 2010, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently the membership investment is 0.06 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $25,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. There were no changes in the membership or activity-based investment requirement percentages during the years ended December 31, 2010, 2009 or 2008. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. On February 18, 2011, the Bank’s Board of Directors approved a reduction in the membership investment requirement to 0.05 percent of each member’s total assets as of December 31, 2010 (and each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $10,000,000. This change will become effective on April 18, 2011.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the quarterly repurchases that occurred from April 30, 2007 through October 31, 2008 and for those that occurred on October 29, 2010 and January 31, 2011, surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement for the repurchases that occurred from January 30, 2009 through July 30, 2010. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2010, excess stock held by the Bank’s members and former members totaled $226.3 million, which represented 0.6 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2008. The increases in the number of shares repurchased on July 31, 2008 and October 31, 2008 were due to repurchases associated with reductions in advances to one of the Bank’s largest borrowers.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2008	1,917,546	$191,755	$24,982
April 30, 2008	1,088,892	108,889	2,913
July 31, 2008	2,007,883	200,788	24,988
October 31, 2008	3,064,496	306,450	394
January 30, 2009	1,683,239	168,324	7,602
April 30, 2009	1,016,045	101,605	—
July 31, 2009	1,368,402	136,840	—
October 30, 2009	1,065,165	106,517	—
January 29, 2010	1,065,595	106,560	—
April 30, 2010	704,308	70,431	—
July 30, 2010	513,708	51,371	—
October 29, 2010	1,322,278	132,228	—
January 31, 2011	1,024,586	102,459	—
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
Mandatorily redeemable capital stock outstanding at December 31, 2010, 2009 and 2008 was $8.1 million, $9.2 million and $90.4 million, respectively. For the years ended December 31, 2010, 2009 and 2008, average mandatorily redeemable capital stock was $7.4 million, $56.2 million and $57.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2010 and 2009.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial banks	$1,256	78%	$2,200	87%
Thrifts	218	14	213	8
Credit unions	101	6	96	4
Insurance companies	26	2	23	1

Total capital stock classified as capital	1,601	100	2,532	100
Mandatorily redeemable capital stock	8	—	9	—

Total regulatory capital stock	$1,609	100%	$2,541	100%

Retained Earnings and Dividends
During the year ended December 31, 2010, the Bank’s retained earnings increased by $95.9 million, from $356.3 million to $452.2 million. During 2010, the Bank paid dividends on capital stock totaling $8.8 million (excluding dividends that were classified as an increase in the mandatorily redeemable capital stock liability). The weighted average of the dividend rates paid during the year (computed as the average of the rates paid in each quarter weighted by the number of days in each quarter) was 0.375 percent, which was 12.5 basis points above the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010. In comparison, the weighted average of the dividend rates paid for 2009 and 2008 were 0.25 percent and 2.92 percent, reflecting dividends of $7.8 million and $75.1 million, respectively. The dividend rates paid for each quarter in 2009 and 2008 were equal to the average effective federal funds rate for the immediately preceding quarter.
The Bank is permitted by regulation to pay dividends only from previously retained earnings or current net earnings. Additional restrictions regarding the payment of dividends (both existing restrictions and those currently expected to become effective in 2011) are discussed in Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors. The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (based on core earnings) generally track short-term interest rates. The Bank declares and pays dividends after the close of the calendar quarter to which the dividend pertains and the earnings for that quarter have been calculated.
The Bank has a retained earnings policy that calls for it to maintain retained earnings in an amount sufficient to protect against potential identified accounting or economic losses due to specified interest rate, credit and operations risks. With certain exceptions, the Bank’s retained earnings policy calls for the Bank to maintain its retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated in December 2010, calls for the Bank to maintain a retained earnings balance of at least $213 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2010 retained earnings balance of $452.2 million exceeds the policy target balance, the Bank expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the recently adopted Joint Capital Enhancement Agreement, which is discussed more fully in Item 1 — Business — Capital — Retained Earnings.
On March 23, 2011, the Bank’s Board of Directors approved a dividend in the form of capital stock for the first quarter of 2011 at an annualized rate of 0.375 percent, which exceeds the upper end of the Federal Reserve’s target for the federal funds rate for the fourth quarter of 2010 by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2010 through December 31, 2010, will be paid on March 31, 2011.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for 2011 at or slightly above the upper end of the Federal Reserve’s target for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the upper end of the Federal Reserve’s target for the federal funds rate for the preceding quarter).
Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash. Stock dividends paid on capital stock that is classified as equity are reported as an issuance of capital stock. Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2010, 2009 and 2008, the Bank did not receive any stock redemption notices.
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
The second type of hedging relationship that creates earnings volatility involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for hedge accounting under ASC 815 or are not designated in an ASC 815 hedging relationship (hereinafter referred to as an “economic hedge”). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its floating rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps if these instruments are held until their maturity. In addition, from time-to-time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR and it uses interest rate swaps to convert variable-rate consolidated obligations from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one- or three-month LIBOR). The Bank also uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. The impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps and federal funds floater swaps to maturity.
At times, the Bank enters into optional advance commitments that provide members with the right to enter into advances at specified fixed rates and terms on specified future dates, provided the members have satisfied all of the customary requirements for such advances. The Bank hedges certain of these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry the hedged optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2010, 2009 and 2008, the Bank’s notional balance of interest rate exchange agreements was $36.4 billion, $66.7 billion and $70.1 billion, respectively, while its total assets were $39.7 billion, $65.1 billion and $78.9 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount. The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2010, 2009 and 2008.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(In millions of dollars)

	Short-Cut	Long-Haul	Economic
	Method	Method	Hedges	Total
December 31, 2010
Advances	$6,786	$1,835	$169	$8,790
Investments	—	—	3,700	3,700
Consolidated obligation bonds	—	14,650	1,600	16,250
Consolidated obligation discount notes	—	—	913	913
Balance sheet	—	—	6,700	6,700
Intermediary positions	—	—	44	44

Total notional balance	$6,786	$16,485	$13,126	$36,397

December 31, 2009
Advances	$9,397	$1,556	$15	$10,968
Investments	—	—	3,750	3,750
Consolidated obligation bonds	95	27,519	8,195	35,809
Consolidated obligation discount notes	—	—	6,414	6,414
Balance sheet	—	—	9,700	9,700
Intermediary positions	—	—	24	24

Total notional balance	$9,492	$29,075	$28,098	$66,665

December 31, 2008
Advances	$9,959	$1,164	$5	$11,128
Investments	—	40	3,500	3,540
Consolidated obligation bonds	95	37,795	110	38,000
Consolidated obligation discount notes	—	—	5,270	5,270
Balance sheet	—	—	12,200	12,200
Intermediary positions	—	—	7	7

Total notional balance	$10,054	$38,999	$21,092	$70,145

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2010 and 2009.
HEDGING STRATEGIES
(Dollars in millions)

		Hedge	Notional Amount
		Accounting	at December 31,
Hedged Item / Hedging Instrument	Hedging Objective	Designation	2010	2009
Advances

Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value Economic	$5,165 1	$6,985 —

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value Economic	3,373 5	3,893 5

Interest rate cap	Offsets the interest rate cap embedded in a variable rate advance.	Fair Value Economic	83 13	76 10

Interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with an optional advance commitment.	Economic	150	—

Investments

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable rate	Economic	3,700	3,750
	investment securities.

Consolidated Obligation Bonds

Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	10,116	20,184

Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	4,296	6,990

Receive floating with embedded features, pay floating interest rate swap (callable)	Offsets the interest rate cap and option risk embedded in the bond.	Fair Value	238	440

Receive floating, pay floating basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Economic	1,600	8,195

Consolidated Obligation Discount Notes

Receive fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	913	6,413

Balance Sheet

Pay floating, receive floating basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset or liability’s variable rate to the same variable rate index as the funding source or asset being funded.	Economic	6,700	9,700

Intermediary Positions

Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	44	24

Total			$36,397	$66,665

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2010, 2009 and 2008.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(Dollars in millions)

			Consolidated	Consolidated	Optional
			Obligation	Obligation	Advance	Balance
	Advances	Investments	Bonds	Discount Notes	Commitments	Sheet	Total
Year ended December 31, 2010
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(27)	$—	$—	$—	$(26)
Net interest settlements included in net interest income (2)	(279)	—	420	—	—	—	141

Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(1)	—	—	—	—	—	(1)
Net gains (losses) on economic hedges	—	(32)	(8)	(1)	3	2	(36)
Net interest settlements on economic hedges	—	—	12	5	—	2	19

Total net gain (loss) on derivatives and hedging activities	(1)	(32)	4	4	3	4	(18)

Net impact of derivatives and hedging activities	(279)	(32)	397	4	3	4	97

Net loss on hedged financial instruments held at fair value	—	—	—	—	(3)	—	(3)

	$(279)	$(32)	$397	$4	$—	$4	$94

Year ended December 31, 2009
Amortization/accretion of hedging activities in net interest income (1)	$(5)	$—	$(11)	$—	$—	$—	$(16)
Net interest settlements included in net interest income (2)	(293)	—	471	—	—	—	178

Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	(3)	—	62	—	—	—	59
Net gains (losses) on economic hedges	—	14	10	(7)	—	9	26
Net interest settlements on economic hedges	—	—	15	27	—	66	108

Total net gain (loss) on derivatives and hedging activities	(3)	14	87	20	—	75	193

Net impact of derivatives and hedging activities	$(301)	$14	$547	$20	$—	$75	$355

Year ended December 31, 2008
Amortization/accretion of hedging activities in net interest income (1)	$(2)	$—	$6	$—	$—	$—	$4
Net interest settlements included in net interest income (2)	(84)	(19)	218	—	—	—	115

Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	3	4	(55)	—	—	—	(48)
Net gains (losses) on economic hedges	—	(1)	(1)	9	—	42	49
Net interest settlements on economic hedges	—	—	1	(2)	—	7	6

Total net gain (loss) on derivatives and hedging activities	3	3	(55)	7	—	49	7

Net impact of derivatives and hedging activities	$(83)	$(16)	$169	$7	$—	$49	$126

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. As of December 31, 2010 and 2009, only cash collateral had been delivered under the terms of these collateral exchange agreements.

The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure also considers the existence of any cash collateral held or remitted by the Bank. The Bank’s collateral exchange agreements with its counterparties generally establish maximum unsecured credit exposure thresholds (typically ranging from $100,000 to $500,000) that one party may have to the other. Once the counterparties agree to the valuations of the interest rate exchange agreements, and it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero.
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2010 and 2009.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

			Maximum	Cash
Credit	Number of	Notional	Credit	Collateral	Net Credit
Rating(1)	Counterparties	Principal(2)	Exposure	Due(3)	Exposure
December 31, 2010
Aaa	1	$234.0	$3.8	$3.8	$—
Aa(4)	10	28,790.3	29.2	28.1	1.1
A(5)	3	7,350.7	1.2	1.1	0.1

	14	36,375.0	$34.2	$33.0	$1.2

Member institutions (6)	5	22.1

Total	19	$36,397.1

December 31, 2009
Aaa	1	$543.0	$—	$—	$—
Aa(4)	10	51,897.1	27.5	25.8	1.7
A(5)	4	14,212.7	22.2	22.2	—

	15	66,652.8	$49.7	$48.0	$1.7

Member institutions(6)	3	12.1

Total	18	$66,664.9

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of December 31, 2010 and December 31, 2009, respectively.

(2)	Includes amounts that had not settled as of December 31, 2010 and December 31, 2009.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2010 and December 31, 2009 credit exposures. Cash collateral totaling $33.0 million and $48.0 million was delivered under these agreements in early January 2011 and early January 2010, respectively.

(4)	The figures for Aa-rated counterparties as of December 31, 2010 and December 31, 2009 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $1.8 billion and $753 million as of December 31, 2010 and December 31, 2009, respectively. These transactions represented a maximum credit exposure of $4.9 million and $0.3 million to the Bank as of December 31, 2010 and December 31, 2009, respectively.

(5)	The figures for A-rated counterparties as of December 31, 2010 and December 31, 2009 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $4.5 billion and $3.2 billion as of December 31, 2010 and December 31, 2009, respectively. These transactions represented a maximum credit exposure of $1.1 million and $14.1 million as of December 31, 2010 and December 31, 2009.

(6)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.

The Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s derivative counterparties discussed above. When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions consists of collateral that is eligible to secure advances and other obligations under the member’s Advances and Security Agreement with the Bank (for a description of eligible collateral, see Item 1 – Business — Products and Services – Advances).
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on our hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see Item 1 – Business – Legislative and Regulatory Developments.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 110 percent at December 31, 2010. In comparison, this ratio was 100 percent as of December 31, 2009. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2010, 2009 and 2008 was $104.7 million, $148.1 million and $79.3 million, respectively. The Bank’s net income for 2010 represented a return on average capital stock (“ROCS”) of 4.92 percent, which was 474 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 5.39 percent in 2009 and 2.73 percent in 2008; these rates of return exceeded the average effective federal funds rate for those years by 523 basis points and 81 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the fluctuation in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and generally to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective income tax rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. In 2010, 2009 and 2008, the effective rates were 26.5 percent, 26.5 percent and 26.6 percent, respectively. In 2010, 2009 and 2008, the combined AHP and REFCORP assessments were $37.8 million, $53.5 million and $28.8 million, respectively.
Income Before Assessments
During 2010, 2009 and 2008, the Bank’s income before assessments was $142.6 million, $201.5 million and $108.1 million, respectively.
The $58.9 million decrease in income before assessments for 2010 as compared to 2009 was attributable to a $214.6 million negative change in other income/loss (which was due primarily to a $210.8 million negative change in the Bank’s gains/losses on derivatives and hedging activities) and a $2.2 million increase in other expenses, offset by a $157.9 million increase in net interest income.

The $93.4 million increase in income before assessments for 2009 as compared to 2008 was attributable to a $177.8 million increase in other income (which was due largely to the Bank’s derivative and hedging activities), offset by a $73.9 million decrease in net interest income and a $10.5 million increase in other expenses.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
In 2010, 2009 and 2008, the Bank’s net interest income was $234.4 million, $76.5 million and $150.4 million, respectively, and its net interest margin was 44 basis points, 11 basis points and 20 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread. As the Bank’s portfolio of economic hedges has become larger in recent years, the effects of this accounting treatment can be significant, as demonstrated by a comparison of the Bank’s results for 2010 and 2009.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2010, 2009 and 2008.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	For the year ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)	Balance	Expense(d)	Rate(a)(d)
Assets
Interest-bearing deposits (b)	$185	$—	0.19%	$335	$1	0.20%	$174	$3	1.69%
Federal funds sold (c)	3,831	6	0.15%	3,908	5	0.13%	4,946	96	1.94%
Investments
Trading	335	—	0.13%	3	—	—	3	—	—
Available-for-sale (e)	—	—	—	28	—	1.70%	331	10	3.13%
Held-to-maturity (e)	10,257	135	1.31%	11,901	150	1.26%	10,003	349	3.49%
Advances (f)	38,123	326	0.85%	53,536	665	1.24%	58,671	1,816	3.10%
Mortgage loans held for portfolio	235	13	5.52%	292	16	5.51%	353	20	5.60%

Total earning assets	52,966	480	0.91%	70,003	837	1.20%	74,481	2,294	3.08%
Cash and due from banks	318			102			80
Other assets	229			408			414
Derivatives netting adjustment (b)	(308)			(458)			(330)
Fair value adjustment on available-for-sale securities (e)	—			—			(4)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (e)	(62)			(37)			—

Total assets	$53,143	480	0.90%	$70,018	837	1.20%	$74,641	2,294	3.07%

Liabilities and Capital
Interest-bearing deposits (b)	$1,294	1	0.05%	$1,445	1	0.10%	$2,965	58	1.97%
Consolidated obligations
Bonds	44,269	234	0.53%	50,424	553	1.10%	49,110	1,564	3.18%
Discount notes	4,794	11	0.22%	14,752	207	1.40%	18,851	521	2.77%
Mandatorily redeemable capital stock and other borrowings	8	—	0.43%	58	—	0.15%	68	1	2.02%

Total interest-bearing liabilities	50,365	246	0.49%	66,679	761	1.14%	70,994	2,144	3.02%

Other liabilities	612			785			822
Derivatives netting adjustment (b)	(308)			(458)			(330)

Total liabilities	50,669	246	0.48%	67,006	761	1.14%	71,486	2,144	3.00%

Total capital	2,474			3,012			3,155

Total liabilities and capital	$53,143		0.46%	$70,018		1.09%	$74,641		2.87%

Net interest income		$234			$76			$150

Net interest margin			0.44%			0.11%			0.20%
Net interest spread			0.42%			0.06%			0.06%

Impact of non-interest bearing funds			0.02%			0.05%			0.14%

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2010, 2009 and 2008 in the table above include $185 million, $179 million, and $130 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2010, 2009 and 2008 in the table above include $123 million, $280 million, and $200 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $18.7 million, $107.6 million, and $5.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss)”.

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.
Due to lower short-term interest rates in 2010 and 2009, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 14 basis points in 2008 to 5 basis points in 2009 and 2 basis points in 2010. The Bank’s net interest spread (based on reported results, which exclude net interest payments on economic hedge derivatives) was 42 basis points in 2010 and 6 basis points in both 2009 and 2008.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. In 2010, 2009 and 2008, the Bank used approximately $7.9 billion, $11.3 billion and $6.2 billion (average notional balances), respectively, of interest rate basis swaps to hedge the risk of changes in spreads between one- and three-month LIBOR, approximately $2.1 billion, $6.4 billion, and $5.9 billion (average notional balances), respectively, of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes, and approximately $2.9 billion, $6.8 billion and $12.0 million (average notional balances), respectively, of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $18.7 million, $107.6 million and $5.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest margin would have been 48 basis points, 27 basis points and 21 basis points for the years ended December 31, 2010, 2009 and 2008, respectively, and its net interest spread would have been 46 basis points, 22 basis points and 7 basis points, respectively, for those same periods. The increase in the Bank’s net interest spread from 2009 to 2010 was due largely to lower levels of short-term interest rates, improved debt costs relative to LIBOR, and higher yields on the Bank’s agency CMO portfolio, as further discussed below. The increase in the Bank’s net interest spread from 2008 to 2009 (inclusive of net interest payments on economic hedge derivatives) is primarily related to actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members, as further discussed below. These actions had a lower impact on the Bank’s net interest spread in 2009 as compared to 2008.
The Bank’s net interest spread for the fourth quarter of 2008 and the first quarter of 2009 (and therefore its net interest spread for the years ended December 31, 2009 and 2008) was adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009 instead of issuing very short-maturity debt. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this fixed rate debt was carried at a negative spread. The negative impact of this debt on the Bank’s net interest income, net interest margin and net interest spread was minimal in the last nine months of 2009, as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.
As discussed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Components, the Bank acquires assets whose structural characteristics and/or size limit the Bank’s ability to enter into interest rate exchange agreements having mirror image cash flows. These assets include fixed rate, fixed-schedule, amortizing advances and mortgage-related assets. The Bank periodically evaluates the volume of such assets and issues a corresponding amount of fixed rate debt with similar maturities or enters into interest rate swaps to offset the interest rate risk created by the pool of fixed rate assets. Notwithstanding these measures, a small portion of the Bank’s mortgage loans held for portfolio and advances remain unmatched and unhedged. The lower levels of short-term interest rates (particularly three-month LIBOR) during 2010 increased the spread between these assets and the Bank’s floating rate liabilities.
As noted above, the Bank’s net interest spread for 2010 was positively impacted by higher yields on the Bank’s agency CMO portfolio. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to repurchase loans that are at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial purchases, which included delinquent loans that had accumulated up to that point in time, occurred during the period from February 2010 through May 2010, with additional purchases of delinquent loans occurring thereafter as needed. The repayments resulting from these repurchases resulted in approximately $13.5 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities during the first half of 2010. Such repurchases by Fannie Mae and Freddie Mac did not have a significant impact on the Bank’s net interest income during the second half of 2010, nor are they expected to have a significant impact on the Bank’s net interest income during 2011.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2010 and 2009 and between 2009 and 2008 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$(1)	$(1)	$2	$(4)	$(2)
Federal funds sold	—	1	1	(17)	(74)	(91)
Investments
Available-for-sale	—	—	—	(7)	(3)	(10)
Held-to-maturity	(21)	6	(15)	57	(256)	(199)
Advances	(163)	(176)	(339)	(147)	(1,004)	(1,151)
Mortgage loans held for portfolio	(3)	—	(3)	(3)	(1)	(4)

Total interest income	(187)	(170)	(357)	(115)	(1,342)	(1,457)

Interest expense
Interest-bearing deposits	—	—	—	(20)	(37)	(57)
Consolidated obligations
Bonds	(61)	(258)	(319)	40	(1,051)	(1,011)
Discount notes	(87)	(109)	(196)	(96)	(218)	(314)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	(1)	(1)

Total interest expense	(148)	(367)	(515)	(76)	(1,307)	(1,383)

Changes in net interest income	$(39)	$197	$158	$(39)	$(35)	$(74)

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2010, 2009 and 2008.
OTHER INCOME (LOSS)
(In thousands of dollars)

	2010	2009	2008
Net interest income (expense) associated with:
Economic hedge derivatives related to available-for-sale securities	$—	$—	$(87)
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	12,145	14,919	(61)
Economic hedge derivatives related to other consolidated obligation bonds	—	—	1,328
Economic hedge derivatives related to consolidated obligation discount notes	5,018	27,066	(2,300)
Stand-alone economic hedge derivatives (basis swaps)	1,669	65,939	6,579
Stand-alone economic hedge derivatives (forward rate agreements)	—	(304)	—
Member/offsetting swaps	5	4	—
Economic hedge derivatives related to advances	(101)	(60)	(503)

Total net interest income associated with economic hedge derivatives	18,736	107,564	4,956

Gains (losses) related to economic hedge derivatives
Gains related to stand-alone derivatives (basis swaps)	2,033	8,994	42,530
Gains (losses) on federal funds floater swaps	(8,176)	10,337	75
Gains (losses) on interest rate caps related to held-to-maturity securities	(31,930)	14,316	(2,243)
Gains (losses) on discount note swaps	(1,324)	(7,395)	9,216
Net gains on member/offsetting swaps	36	30	16
Gains on swaptions related to optional advance commitments	3,248	—	—
Gains (losses) related to other economic hedge derivatives (advance/AFS(2)/CO(1) swaps and advance caps)	59	(36)	357

Total fair value gains (losses) related to economic hedge derivatives	(36,054)	26,246	49,951

Gains (losses) related to fair value hedge ineffectiveness
Net gains (losses) on advances and associated hedges	(744)	(3,061)	3,063
Net gains (losses) on CO(1) bonds and associated hedges	323	62,462	(55,368)
Net gains (losses) on AFS(2) securities and associated hedges	—	(102)	4,077

Total fair value hedge ineffectiveness	(421)	59,299	(48,228)

Net gains (losses) on unhedged trading securities	459	586	(627)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(2,554)	(4,022)	—
Losses on other liabilities carried at fair value under the fair value option (optional advance commitments)	(3,575)	—	—
Gains on early extinguishment of debt	440	553	8,794
Net realized gains (losses) on sales of AFS(2) securities	—	843	(919)
Service fees	2,818	3,074	3,510
Other, net	5,892	6,212	5,143

Total other	3,480	7,246	15,901

Total other income (loss)	$(14,259)	$200,355	$22,580

(1)	Consolidated obligations

(2)	Available-for-sale

Since the fourth quarter of 2008, the Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of December 31, 2010, the Bank’s federal funds floater swaps had an aggregate notional amount of $1.6 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At December 31, 2010, the carrying values of the Bank’s federal funds floater swaps totaled $2.0 million, excluding net accrued interest receivable.
During 2008, the Bank began hedging some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of December 31, 2010, the Bank’s discount note swaps had an aggregate notional balance of $0.9 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At December 31, 2010, the carrying values of the Bank’s discount note swaps totaled $0.5 million, excluding net accrued interest receivable.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one- and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of December 31, 2010, the Bank was a party to 8 interest rate basis swaps with an aggregate notional amount of $6.7 billion; these agreements were entered into in 2008 and 2009. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the year ended December 31, 2010, the Bank sold three interest rate basis swaps with an aggregate $2.0 billion notional balance; proceeds from the sales totaled $5.4 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transactions. The Bank also sold a portion of another interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million. In 2009 and 2008, the Bank terminated six interest rate basis swaps with an aggregate notional amount of $4.5 billion and six interest rate basis swaps with an aggregate notional amount of $7.2 billion, respectively. Proceeds from these terminations totaled $20 million and $12 million, respectively, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on these transactions. At December 31, 2010, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $13.6 million, excluding net accrued interest receivable.
If the Bank holds its discount note swaps, interest rate basis swaps and federal funds floater swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments aggregating $16.1 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its discount note swaps and federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in interest rates, the Bank held (as of December 31, 2010) 14 interest rate cap agreements having a total notional amount of $3.7 billion. The premiums paid for these caps totaled $37.3 million. During the years ended December 31, 2010, 2009 and 2008, the Bank terminated four interest rate caps with an aggregate notional amount of $1.0 billion, one interest rate cap with a notional amount of $0.5 billion, and five interest rate caps with an aggregate notional amount of $3.75 billion, respectively. Proceeds from these terminations totaled $2.5 million, $0.2 million and $8.2 million, respectively. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At December 31, 2010, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $19.6 million. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. Prior to their sale or maturity, substantially all of the Bank’s available-for-sale securities were also hedged with interest rate swaps. These hedging relationships are (or were in the case of the Bank’s available-for-sale securities) designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net losses of $0.4 million and $48.2 million in 2010 and 2008, respectively, and a net gain of $59.3 million in 2009. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2010, 2009 and 2008, the change in fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships (excluding derivatives associated with consolidated obligation bonds indexed to the daily federal funds rate) was $59,000, ($36,000) and $357,000, respectively.
As set forth in the table on page 79, the Bank’s fair value hedge ineffectiveness gains and losses associated with its consolidated obligation bonds were significantly higher in 2009 and 2008 as compared to 2010. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates increase (or decrease) dramatically between the reset date and the valuation date (as they did during the third and fourth quarters of 2008, respectively), discounting the lower (or higher) coupon rate cash flows being paid on the floating rate leg at the prevailing higher (or lower) rate until the swap’s next reset date can result in ineffectiveness-related gains (or losses) that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income.
As of September 30, 2008, the Bank had $40.2 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. Between September 15, 2008 and September 30, 2008, three-month LIBOR rates increased by 123 basis points, from 2.82 percent to 4.05 percent, which resulted in ineffectiveness-related gains of $60.9 million for the three months ended September 30, 2008. Because the Bank typically holds its consolidated obligation bond interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. As a result of the unusual (and significant) decrease in three-month LIBOR rates during the fourth quarter of 2008 (three-month LIBOR rates decreased by 262 basis points, from 4.05 percent at October 1, 2008 to 1.43 percent at December 31, 2008), the Bank recognized ineffectiveness-related losses during that period of $122.4 million. With relatively stable three-month LIBOR rates during the first quarter of 2009, these net ineffectiveness-related losses of $61.5 million for the third and fourth quarters of 2008 substantially reversed (in the form of ineffectiveness-related gains) during the first quarter of 2009. Three-month LIBOR rates remained relatively stable during the remainder of 2009 and all of 2010, resulting in significantly lower ineffectiveness-related gains during those periods. As of December 31, 2008, the Bank had $37.8 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. As a result of calls and maturities, the Bank’s consolidated obligation bonds in long-haul fair value hedging relationships had declined to $27.5 billion as of December 31, 2009 and $14.6 billion as of December 31, 2010.
Because the Bank has a much smaller balance of swapped assets than liabilities and a significant portion of those assets qualify for and are designated in short-cut hedging relationships, the Bank did not experience similar offsetting variability from its asset hedging activities during the third and fourth quarters of 2008 and the first quarter of 2009.
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see Note 6 to the audited financial statements included in this annual report.
During the year ended December 31, 2010, the Bank entered into optional advance commitments with a par value totaling $150,000,000, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During 2010, 2009 and 2008, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during 2010, 2009 and 2008, the Bank repurchased $1.0 billion, $1.7 billion and $3.7 billion, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $0.4 million, $0.6 million and $4.3 million, respectively. In addition, during 2008, the Bank transferred consolidated obligations with an aggregate par value of $465 million to three of the other FHLBanks. In connection with these transfers (i.e., debt extinguishments), the assuming FHLBanks became the primary obligors for the transferred debt. The gains on these transactions with other FHLBanks totaled $4.5 million during the year ended December 31, 2008. No consolidated obligations were transferred to other FHLBanks during 2010 or 2009.
For a discussion of the sales of available-for-sale securities in 2009 and 2008, see the section above entitled “Financial Condition – Long-Term Investments.” There were no sales of available-for-sale securities during the year ended December 31, 2010.
In the table on page 79, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees. For the years ended December 31, 2010, 2009 and 2008, letter of credit fees totaled $5.8 million, $6.1 million and $6.0 million, respectively. At December 31, 2010, 2009 and 2008, outstanding letters of credit totaled $4.6 billion, $4.6 billion and $5.2 billion, respectively. In 2008, “other, net” was reduced by a $1.0 million charge to fully reserve amounts owed to the Bank by Lehman Brothers Special Financing, Inc. (“Lehman”) following Lehman’s bankruptcy in September 2008. Prior to its bankruptcy, Lehman had served as one of the Bank’s derivative counterparties.

Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency (previously the Finance Board) and the Office of Finance totaled $77.5 million, $75.3 million and $64.8 million in 2010, 2009 and 2008, respectively.
Compensation and benefits totaled $44.0 million for the year ended December 31, 2010, compared to $42.0 million for the year ended December 31, 2009. The increase of $2.0 million was due primarily to: (1) cost-of-living and merit increases; (2) an increase in the Bank’s average headcount (which rose from 192 employees in 2009 to 200 employees in 2010); and (3) increased expenses related to the Bank’s short-term incentive compensation plan (known as the Variable Pay Program). At December 31, 2010, the Bank employed 200 people. The increase in expenses relating to the Variable Pay Program was due to a higher level of goal achievement in 2010 (as compared to 2009). These increases in compensation expense were partially offset by a $1.0 million year-over-year decrease in expenses associated with the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multiemployer defined benefit plan in which the Bank participates.
Compensation and benefits totaled $42.0 million for the year ended December 31, 2009, compared to $34.5 million for the year ended December 31, 2008. The increase was due largely to a $7.5 million supplemental contribution that the Bank made in the third quarter of 2009 to the Pentegra DB Plan (in the fourth quarter of 2010, the Bank elected to make another supplemental contribution to the Pentegra DB Plan in the amount of $5.2 million). These supplemental contributions were made to improve the funded status of the plan in response to the provisions of the Pension Protection Act. In addition, compensation and benefits expense increased from 2008 to 2009 due to increases in the Bank’s average headcount and cost-of-living and merit adjustments. The Bank’s average headcount increased from 183 employees during the year ended December 31, 2008 to 192 employees during the year ended December 31, 2009. These increases were partially offset by lower expenses associated with the Variable Pay Program, which was due to a lower level of goal achievement in 2009, as compared to 2008.
Other operating expenses for the years ended December 31, 2010, 2009 and 2008 were $28.7 million, $28.9 million and $26.6 million, respectively. The small decrease in other operating expenses from 2009 to 2010 was due to approximately $4.2 million of grants that were made under various programs in 2009. Similar grants were not made in 2010. Other operating expenses for 2009 included approximately $1.2 million and $0.4 million of grants that were funded under the Bank’s Homebuyer Equity Leverage Partnership (“HELP”) program and its Special Needs Assistance Program (“SNAP”), respectively. These one-time, special fundings were in addition to the monies that were set aside for these programs under the Bank’s AHP. SNAP is designed to assist income-qualified special needs households with home rehabilitation and modification costs while the Bank’s HELP program provides down payment and closing cost assistance to income-qualified first-time homebuyers. In addition, during the first half of 2009, the Bank disbursed approximately $2.6 million of special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. The offsetting increase in other operating expenses of $4.0 million in 2010 was attributable to general increases in many of the Bank’s other operating expenses including, but not limited to, increased costs relating to third-party validations of both internal and external models and third-party MBS pricing services.
Operating expenses in 2008 included $3.1 million of merger-related expenses (discussed below) and $3.4 million of charitable donations made to support the relief efforts in areas affected by Hurricanes Gustav and Ike. Excluding these expenses, other operating expenses increased $8.8 million in 2009 as compared to 2008. A large portion of this increase is due to the $4.2 million of grants that were funded in 2009, as discussed above. In addition, the increase in expenses from 2008 to 2009 was due in part to $0.9 million of fees associated with two third-party models that are used in the Bank’s periodic OTTI evaluations. The remaining net increase of $3.7 million was attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
From mid-2007 to April 2008, the Bank and the FHLBank of Chicago were engaged in discussions to determine the possible benefits and feasibility of combining their business operations. On April 4, 2008, those discussions were terminated. As a result, during the three months ended March 31, 2008, the Bank expensed $3.1 million of direct costs associated with the potential combination.

The Bank, together with the other FHLBanks, is assessed for the cost of operating the Office of Finance and a portion of the costs of operating the Finance Agency (previously the Finance Board). The Bank’s share of these expenses totaled $4.8 million, $4.4 million and $3.7 million in 2010, 2009 and 2008, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2010, 2009 and 2008, the Bank’s AHP assessments totaled $11.6 million, $16.5 million and $8.9 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the years ended December 31, 2010, 2009 and 2008, the Bank charged $26.2 million, $37.0 million and $19.8 million, respectively, of REFCORP assessments to earnings. For the fourth quarter of 2008, the Bank and certain of the other FHLBanks requested refunds of amounts paid for the year ended December 31, 2008 that were in excess of their calculated annual obligations. Based on its calculated annual obligation for the year ended December 31, 2008, the Bank was due $16.9 million as of December 31, 2008; such amount was credited against amounts due for the Bank’s 2009 REFCORP assessments.
The Bank currently expects that its obligations to REFCORP will be fully satisfied in 2011. Upon full satisfaction of this obligation, the Bank’s earnings will no longer be reduced by this assessment. Effective February 28, 2011, the Bank entered into an agreement with the other 11 FHLBanks that will require the Bank to begin allocating (after the REFCORP obligation is fully satisfied) at least 20 percent of its quarterly net income to a separate restricted retained earnings account. For additional discussion, see Item 1 — Business – Capital – Retained Earnings.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and, from time-to-time, short-term commercial paper, all of which are issued by highly rated entities. On occasion, the Bank may also invest in U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. Overnight federal funds typically comprise the large majority of the portfolio. At December 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.8 billion of overnight federal funds sold to domestic counterparties and $1.6 billion of non-interest bearing deposits maintained at the Federal Reserve Bank of Dallas.
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
The initial term of the Contingency Agreement commenced on July 20, 2006 and ended on December 31, 2008, at which time it automatically renewed for a three-year term. The Contingency Agreement will automatically renew for successive three-year terms (each a “Renewal Term”) unless at least one year prior to the end of any Renewal Term at least one-third of the FHLBanks give notice to the other FHLBanks and the Office of Finance of their intention to terminate the Contingency Agreement at the end of such Renewal Term. The notice must include an explanation from those FHLBanks of their reasons for taking such action. Under the terms of the Contingency

Agreement, the FHLBanks and the Office of Finance have agreed to endeavor in good faith to address any such reasons by amending the Contingency Agreement so that all FHLBanks and the Office of Finance agree that the Contingency Agreement, as amended, will remain in effect. To date, no FHLBank has given notice of its desire to terminate the Contingency Agreement; accordingly, the Contingency Agreement will automatically renew on December 31, 2011 for another three-year term that will expire on December 31, 2014. Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Bank assumed consolidated obligation bonds from the FHLBank of Seattle with a par value of $136 million.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2010, the Bank’s estimated operational liquidity requirement was $2.5 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $9.9 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2010, the Bank’s estimated contingent liquidity requirement was $4.9 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $7.9 billion.
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
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2010.
CONTRACTUAL OBLIGATIONS
(In millions of dollars)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$18,269.7	$7, 572.9	$2,283.7	$2,951.8	$31,078.1
Mandatorily redeemable capital stock	0.9	3.7	3.5	—	8.1
Operating leases	0.4	0.4	—	—	0.8
Purchase obligations
Advances	49.8	150.0	—	—	199.8
Letters of credit	4,142.6	362.0	70.8	19.9	4,595.3
Pension and post-retirement	6.3	0.3	0.3	0.7	7.6

Total contractual obligations	$22,469.7	$8,089.3	$2,358.3	$2,972.4	$35,889.7

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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2010, excess stock held by the Bank’s members and former members totaled $226.3 million, of which $4.0 million was classified as mandatorily redeemable.

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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence level. Simulations of over 390 historical market interest rate scenarios dating back to January 1978 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the fourth worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence level). The hypothetical deterioration in market value of equity derived under the methodology described above typically represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2010, the Bank’s credit risk, market risk and operations risk capital requirements were $159 million, $151 million and $93 million, respectively. These requirements were $151 million, $239 million and $117 million, respectively, at December 31, 2009.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2010 or December 31, 2009. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2010, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2010 and 2009.

REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	December 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Risk-based capital	$403	$2,061	$507	$2,897

Total capital	$1,588	$2,061	$2,604	$2,897
Total capital-to-assets ratio	4.00%	5.19%	4.00%	4.45%

Leverage capital	$1,985	$3,092	$3,255	$4,346
Leverage capital-to-assets ratio	5.00%	7.79%	5.00%	6.68%
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.1 percent, higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. The target ratio is subject to change by the Bank as it deems appropriate, subject to the Finance Agency’s minimum requirements. The Bank was in compliance with its operating target capital ratio at all times during the years ended December 31, 2010, 2009 and 2008.
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
The Director of the Finance Agency determines each FHLBank’s capital classification no less often than once a quarter; the Director may make a determination more often than quarterly. The Director may reclassify a FHLBank one category below the otherwise applicable capital classification (e.g., from adequately capitalized to undercapitalized) if the Director determines that (i) the FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital, (ii) the value of collateral pledged to the FHLBank has decreased significantly, (iii) the value of property subject to mortgages owned by the FHLBank has decreased significantly, (iv) after notice to the FHLBank and opportunity for an informal hearing before the Director, the FHLBank is in an unsafe and unsound condition, or (v) the FHLBank is engaging in an unsafe and unsound practice because the FHLBank’s asset quality, management, earnings or liquidity were found to be less than satisfactory during the most recent examination, and any deficiency has not been corrected. Before classifying or reclassifying a FHLBank, the Director must notify the FHLBank in writing and give the FHLBank an opportunity to submit information relative to the proposed classification or reclassification. Since the adoption of the Capital Classification Regulation as an interim final rule, the Bank has been classified as adequately capitalized for each quarterly period for which the Director has made a final determination.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. To understand the Bank’s financial position and results of operations, it is important to understand the Bank’s most significant accounting policies and the extent to which management uses judgment and estimates in applying those policies. The Bank’s critical accounting policies and estimates involve the following:
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
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and, on occasion, floor agreements to manage its exposure to changes in interest rates. Through the use of these derivatives, the Bank may adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments to achieve its risk management objectives. By regulation, the Bank may only use derivatives to mitigate identifiable risks. Accordingly, all of the Bank’s derivatives are positioned to offset interest rate risk exposures inherent in its investment, funding and member lending activities.
ASC 815 requires that all derivatives be recorded on the statement of condition at their fair value. Because the Bank does not have any cash flow hedges, changes in the fair value of all derivatives are recorded each period in current earnings. Under ASC 815, the Bank is required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for hedge accounting, in which case offsetting losses or gains on the hedged assets or liabilities may also be recognized. Therefore, to the extent certain derivative instruments do not qualify for hedge accounting under ASC 815, or changes in the fair values of derivatives are not exactly offset by changes in their hedged items, the accounting framework imposed by ASC 815 introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets or liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, the Bank’s earnings may exhibit considerable volatility.
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
As of December 31, 2010, the Bank’s derivatives portfolio included $6.8 billion (notional amount) that was accounted for using the short-cut method, $16.5 billion (notional amount) that was accounted for using the long-haul method, and $13.1 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2009, the Bank’s derivatives portfolio included $9.5 billion (notional amount) that was accounted for using the short-cut method, $29.1 billion (notional amount) that was accounted for using the long-haul method, and $28.1 billion (notional amount) that did not qualify for hedge accounting.
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
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts, optional advance commitments and, prior to their sale or maturity, investment securities classified as available-for-sale.
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
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During each of the years ended December 31, 2010 and 2009, the Bank recorded non-credit other-than-temporary impairment losses on seven of its non-agency residential MBS classified as held-to-maturity. The fair values of these securities were estimated as described below. Based upon the lack of significant market activity for non-agency residential MBS, all of the nonrecurring fair value measurements for these impaired securities fell within Level 3 of the fair value hierarchy.
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
The Bank’s new valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings and/or matrix pricing. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within these thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of December 31, 2010, four vendor prices were received for substantially all of the Bank’s MBS holdings (all of which are classified as held-to-maturity) and all of the computed prices fell within the specified tolerance thresholds. This change in valuation technique did not have a significant impact on the estimated fair values of the Bank’s mortgage-backed securities as of September 30, 2009.
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
The Bank’s fair value measurement methodologies for its assets and liabilities are more fully described in the audited financial statements accompanying this report (specifically, Note 17 beginning on page F-46).

Other-Than-Temporary Impairment Assessments
The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment on at least a quarterly basis. In doing so, the Bank considers many factors including, but not limited to: the credit ratings assigned to the securities by the NRSROs; other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the duration and magnitude of the unrealized loss; and whether the Bank has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its non-agency RMBS, the Bank also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.
In the case of its non-agency RMBS, the Bank employs two third-party models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. In general, because the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment and the Bank believes its assumptions are reasonable. However, the use of different assumptions could impact the Bank’s conclusions as to whether an impairment is other than temporary as well as the amount of the credit portion of any impairment. The credit portion of an impairment is defined as the amount by which the amortized cost basis of a debt security exceeds the present value of cash flows expected to be collected from that security.
In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at December 31, 2010. The results of that more stressful analysis are presented on page 60 of this report.
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
Amortization of Premiums and Accretion of Discounts
The Bank estimates prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities. Under GAAP, premiums and discounts are required to be recognized in income at a constant effective yield over the life of the instrument. Because actual prepayments often deviate from the estimates, the Bank periodically recalculates the effective yield to reflect actual prepayments to date and anticipated future prepayments. Anticipated future prepayments are estimated using an externally developed mortgage prepayment model. This model considers past prepayment patterns, current and past interest rate environments and historical changes in home prices, among other things, to predict future cash flows.
Adjustments are recorded on a retrospective basis, meaning that the net investment in the instrument is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the instrument. As interest rates (and thus prepayment speeds) change, these accounting requirements can be a source of income volatility. Declines in interest rates generally accelerate prepayments, which accelerate the amortization of premiums and reduce current earnings. Typically, declining interest rates also accelerate the accretion of discounts, thereby increasing current earnings. Conversely, in a rising interest rate environment, prepayments will generally decline, thus lengthening the effective maturity of the instruments and shifting some of the premium amortization and discount accretion to future periods.
As of December 31, 2010, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $0.6 million and $105.6 million, respectively. At that date, the carrying values of these investment securities totaled $0.8 billion and $4.5 billion, respectively.
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
Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see the audited financial statements accompanying this report (specifically, Note 2 beginning on page F-16).

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2010, 2009 and 2008:
Investments
(dollars in thousands)

	Carrying Value at December 31,
	2010	2009	2008
Trading securities
Mutual funds related to employee benefit plans	$5,317	$4,034	$3,370

Total trading securities	5,317	4,034	3,370

Available-for-sale mortgage-backed securities
Government-sponsored enterprises	—	—	98,884
Non-agency commercial mortgage-backed security	—	—	28,648

Total available-for-sale mortgage-backed securities	—	—	127,532

Held-to-maturity securities
U.S. government guaranteed obligations	51,946	58,812	65,888
State or local housing agency obligations	—	2,945	3,785
Mortgage-backed securities
U.S. government guaranteed obligations	20,038	24,075	28,632
Government-sponsored enterprises	8,096,361	10,837,865	10,629,290
Non-agency residential mortgage-backed securities	328,084	444,798	676,804
Non-agency commercial mortgage-backed securities	—	56,057	297,105

Total held-to-maturity mortgage-backed securities	8,444,483	11,362,795	11,631,831

Total held-to-maturity securities	8,496,429	11,424,552	11,701,504

Total securities	8,501,746	11,428,586	11,832,406

Interest-bearing deposits	208	233	3,683,609
Federal funds sold	3,767,000	2,063,000	1,872,000

Total investments	$12,268,954	$13,491,819	$17,388,015

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2010. Maturities are based on the contractual maturities of the securities.
INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One	Due After One Year	Due After Five Years	Due After
	Year Or Less	Through Five Years	Through Ten Years	Ten Years	Total
Trading securities
Mutual fund investments	$5,317	$—	$—	$—	$5,317

Total trading securities	5,317	—	—	—	5,317

Held-to-maturity securities
U.S. government guaranteed obligations	—	2,555	27,871	21,520	51,946
Mortgage-backed securities
U.S. government guaranteed obligations	—	—	2,542	17,496	20,038
Government-sponsored enterprises	—	1,042	76,334	8,018,985	8,096,361
Non-agency residential mortgage-backed securities	—	—	73,350	254,734	328,084

Total held-to-maturity securities	—	3,597	180,097	8,312,735	8,496,429

Total securities	5,317	3,597	180,097	8,312,735	8,501,746

Interest-bearing deposits	208	—	—	—	208
Federal funds sold	3,767,000	—	—	—	3,767,000

Total investments	$3,772,525	$3,597	$180,097	$8,312,735	$12,268,954

Yields
Trading securities	1.26%	—%	—%	—%	1.26%
Held-to-maturity securities
U.S. government guaranteed obligations	—	2.97	0.75	0.54	0.77
Mortgage-backed securities
U.S. government guaranteed obligations	—	—	0.67	0.72	0.71
Government-sponsored enterprises	—	0.57	0.64	0.85	0.85
Non-agency residential mortgage-backed securities	—	—	0.71	0.58	0.61

Yield on held-to-maturity securities	—	2.27	0.69	0.84	0.84

Yield on total securities	1.26%	2.27%	0.69%	0.84%	0.84%

U.S. government-sponsored agencies were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2010.
Mortgage Loan Portfolio Analysis
The Bank’s outstanding mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2010 were as follows:
COMPOSITION OF LOANS
(In thousands of dollars)

	Year ended December 31,
	2010	2009	2008	2007	2006

Real estate mortgages	$207,168	$259,617	$327,059	$381,468	$449,626

Nonperforming real estate mortgages	$1,254	$1,115	$370	$312	$466

Real estate mortgages past due 90 days or more and still accruing interest(1)	$857	$2,515	$2,295	$2,854	$4,557

Interest contractually due during the year on nonaccrual loans	$69

Interest actually received during the year on nonaccrual loans	$24

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.

Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2010 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(In thousands of dollars)

	2010	2009	2008	2007	2006
Balance, beginning of year	$240	$261	$263	$267	$294
Chargeoffs	(15)	(21)	(2)	(4)	(27)

Balance, end of year	$225	$240	$261	$263	$267

Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2010.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.2%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	0.9
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	12.8
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	72.2
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	1.9

100.0%

Deposits
Time deposits in denominations of $100,000 or more totaled $80.1 million at December 31, 2010. These deposits mature as follows: $51.5 million in less than three months, $27.3 million in three to six months and $1.3 million in six to twelve months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2010, 2009 and 2008 is provided in the following table.
SHORT-TERM BORROWINGS
(In millions of dollars)

	December 31,
	2010	2009	2008
Consolidated obligation bonds
Outstanding at year end	$1,250	$13,067	$27,949
Weighted average rate at year end	0.37%	0.59%	2.57%
Daily average outstanding for the year	$5,029	$16,787	$19,686
Weighted average rate for the year	0.47%	1.31%	2.64%
Highest outstanding at any month end	$13,120	$22,138	$28,664

Consolidated obligation discount notes
Outstanding at year end	$5,132	$8,762	$16,745
Weighted average rate at year end	0.15%	0.27%	2.65%
Daily average outstanding for the year	$4,794	$14,752	$18,851
Weighted average rate for the year	0.22%	1.40%	2.77%
Highest outstanding at any month end	$7,062	$21,926	$23,084

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
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
The Bank manages the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Because the Bank generally purchases mortgage-backed securities with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As recent liquidity discounts in the prices for some of these securities indicate, these interest rate factors may not necessarily be the same factors that are driving the market prices of the securities.
The Bank uses a variety of risk measurements to monitor its interest rate risk. The Bank has made a substantial investment in sophisticated financial modeling systems to measure and analyze interest rate risk. These systems enable the Bank to routinely and regularly measure interest rate risk metrics, including the sensitivity of its market value of equity and income under a variety of interest rate scenarios. Management regularly monitors the information derived from these models and provides the Bank’s Board of Directors with risk measurement reports. The Bank uses these periodic assessments, in combination with its evaluation of the factors influencing the results, when developing its funding and hedging strategies.
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
Because it is not possible to consistently issue debt simultaneously with the issuance of an advance to a member in the same amount and with the same terms as the advance, or to predict what types of advances members might want or what types of consolidated obligations investors might be willing to buy on any particular day, the Bank must have a ready supply of funds on hand at all times to meet member advance demand. As conditions in the credit markets deteriorated in late 2008, the importance of the Bank having a ready supply of funds on hand to meet member advances demand became even more evident.
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

Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2009 through December 2010.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under GAAP. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on current estimated market prices, some of which reflect discounts that the Bank believes are largely related to credit concerns and a lack of market liquidity rather than the level of interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP and REFCORP, and other liabilities at their recorded carrying amounts.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2009 through December 2010. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)
December 2009	$2.836	$2.520	-11.14%	$2.947	3.91%	$2.700	-4.80%	$2.908	2.54%

January 2010	2.727	2.466	-9.57%	2.829	3.74%	2.620	-3.92%	2.795	2.49%
February 2010	2.828	2.528	-10.61%	2.967	4.92%	2.697	-4.63%	2.920	3.25%
March 2010	2.743	2.433	-11.30%	2.873	4.74%	2.608	-4.92%	2.827	3.06%

April 2010	2.627	2.367	-9.90%	2.738	4.23%	2.516	-4.23%	2.701	2.82%
May 2010	2.590	2.378	-8.19%	2.667	2.97%	2.504	-3.32%	2.647	2.20%
June 2010	2.760	2.506	-9.20%	2.909	5.40%	2.651	-3.95%	2.849	3.22%

July 2010	2.762	2.546	-7.82%	2.909	5.32%	2.668	-3.40%	2.847	3.08%
August 2010	2.691	2.527	-6.09%	2.823	4.91%	2.622	-2.56%	2.771	2.97%
September 2010	2.379	2.207	-7.23%	2.512	5.59%	2.304	-3.15%	2.453	3.11%

October 2010	2.099	1.933	-7.91%	2.223	5.91%	2.024	-3.57%	2.162	3.00%
November 2010	2.182	2.009	-7.93%	2.311	5.91%	2.105	-3.53%	2.246	2.93%
December 2010	2.187	1.991	-8.96%	2.324	6.26%	2.099	-4.02%	2.261	3.38%

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

(3)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2009 through December 2010.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2009	0.46	(0.31)	0.15	3.65	6.04	7.90	2.49	1.73

January 2010	0.44	(0.33)	0.11	2.93	5.34	7.00	1.86	0.98
February 2010	0.49	(0.33)	0.16	3.75	5.86	7.20	2.58	1.19
March 2010	0.50	(0.33)	0.17	4.09	6.22	7.86	3.02	1.81

April 2010	0.48	(0.33)	0.15	3.34	5.37	7.09	2.42	1.20
May 2010	0.44	(0.35)	0.09	2.36	4.39	6.08	1.53	0.50
June 2010	0.47	(0.32)	0.15	3.44	4.99	6.33	3.26	2.35

July 2010	0.47	(0.31)	0.16	3.28	4.06	5.45	3.16	1.73
August 2010	0.46	(0.33)	0.13	2.64	3.10	4.28	3.06	1.28
September 2010	0.44	(0.32)	0.12	3.19	3.83	4.97	3.53	1.70

October 2010	0.52	(0.36)	0.16	3.52	4.06	5.36	4.06	2.14
November 2010	0.55	(0.39)	0.16	3.22	4.20	5.31	3.52	3.14
December 2010	0.56	(0.39)	0.17	3.62	4.77	5.84	3.03	3.55

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, during 2010, the Bank had a separate limit of 15 years for the 10-year maturity point key rate duration. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2010. In February 2011, the Bank revised the limit for the 10-year maturity point key rate duration to 7.5 years.
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
Because individual assets and liabilities are typically converted to floating rates at the time they are acquired or issued, mismatches can develop between the reset dates for aggregate balances of floating rate assets and floating rate liabilities. The mismatch between the average time to repricing of the assets and the liabilities converted to floating rates in this manner can, however, cause the Bank’s duration of equity to fluctuate by as much as 0.50 years from month to month. While the realization of these reset timing differences is generally not material to the Bank’s results of operations under normal market conditions in which one- and three-month LIBOR rates change in relatively modest increments, these reset timing differences can have a more significant impact during periods in which short-term LIBOR rates are volatile. As a result, the Bank analyzes these reset timing differences and periodically enters into hedging transactions, such as basis swaps or forward rate agreements, to reduce the risk they pose to the Bank’s periodic earnings.
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
As of December 31, 2010, the Bank also held approximately $8.6 billion of floating rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank currently holds a total of $3.7 billion of stand-alone interest rate caps with strike rates ranging from 6.0 percent to 7.0 percent and maturities ranging from 2014 to 2016. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
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
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2010, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2010, 2009 and 2008, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-54.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2010 and 2009.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$127,138	$129,019	$125,142	$98,610	$479,909

Net interest income	64,185	68,409	54,686	47,086	234,366

Other income (loss)
Credit component of other-than temporary impairment losses on held-to-maturity securities	(568)	(1,103)	(379)	(504)	(2,554)
Net gain (loss) on trading securities	119	(235)	303	272	459
Net gains (losses) on derivatives and hedging activities	(26,706)	1,288	(2,644)	10,323	(17,739)
Gain (loss) on other liabilities carried at fair value under the fair value option	—	—	124	(3,699)	(3,575)
Gains on early extinguishment of debt	—	—	176	264	440
Service fees and other, net	2,022	2,274	2,246	2,168	8,710

Other expense	17,832	17,023	17,229	25,458	77,542

Assessments	5,631	14,223	9,892	8,080	37,826

Net income	15,589	39,387	27,391	22,372	104,739

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$304,088	$232,314	$170,073	$130,989	$837,464

Net interest income (expense)	(22,827)	14,753	33,510	51,040	76,476

Other income (loss)
Realized gain on sale of available-for-sale security	843	—	—	—	843
Credit component of other-than temporary impairment losses on held-to-maturity securities	(17)	(654)	(2,312)	(1,039)	(4,022)
Net gain (loss) on trading securities	(79)	257	286	122	586
Net gains on derivatives and hedging activities	126,831	33,903	14,080	18,295	193,109
Gains on early extinguishment of debt	—	176	—	377	553
Service fees and other, net	2,304	2,419	2,332	2,231	9,286

Other expense	18,392	15,832	23,880	17,186	75,290

Assessments	23,524	9,295	6,373	14,285	53,477

Net income	65,139	25,727	17,643	39,555	148,064
Net interest income (expense) associated with the Bank’s stand-alone derivatives is recorded in net gains (losses) on derivatives and hedging activities. During the first, second, third and fourth quarters of 2009, net interest income associated with these derivatives totaled $46.1 million, $27.2 million, $19.7 million and $14.6 million, respectively. Net interest income associated with stand-alone derivatives was less than $8.5 million in each quarterly period in 2010.
Net interest income (expense) for the first quarter of 2009 was negatively impacted by actions the Bank took to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009 instead of issuing very short-maturity debt. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this fixed rate debt was carried at a negative spread. The negative impact of this debt was minimal in the last nine months of 2009 as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009.
As discussed previously in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, changes in the fair values of the Bank’s stand-alone derivatives can be a source of considerable volatility in the Bank’s earnings and were so particularly in early 2010 and early 2009. In aggregate, the recorded fair value changes in the Bank’s stand-alone derivatives were ($37.7 million) and $26.4 million during the first quarter of 2010 and the first quarter of 2009, respectively. The aggregate fair value changes associated with these derivatives were not as significant in the other quarterly periods presented.
In addition, the net gains on derivatives and hedging activities during the first quarter of 2009 were due in part to fair value hedge ineffectiveness gains associated with the Bank’s consolidated obligation bonds. During this quarter, the hedge ineffectiveness gains associated with the Bank’s consolidated obligation bonds totaled $55.5 million. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. However, during periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates increase or decrease dramatically between the reset date and the valuation date (three-month LIBOR rates rose dramatically at the end of the third quarter of 2008 and decreased dramatically during the fourth quarter of 2008), discounting the coupon rate cash flows being paid on the floating rate leg at the prevailing market rate until the swap’s next reset date can result in ineffectiveness-related gains and losses that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s earnings. Because the Bank typically holds its interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as they were in this case. With relatively stable three-month LIBOR rates during the first quarter of 2009, net ineffectiveness-related losses of $61.5 million for the third and fourth quarters of 2008 substantially reversed (in the form of ineffectiveness-related gains) during the first quarter of 2009. Because a large proportion of the assets funded with swapped floating rate debt have floating rate coupons, the Bank has a much smaller balance of swapped assets than liabilities, and a substantial portion of those assets qualify for and are designated in short-cut hedging relationships. Consequently, the Bank did not experience similar offsetting hedge ineffectiveness variability from its asset hedging activities during these periods.
In response to the provisions of the Pension Protection Act, the Bank made supplemental contributions of $5.2 million and $7.5 million in the fourth quarter of 2010 and the third quarter of 2009, respectively, to improve the funded status of its defined benefit pension plan. These contributions are included in other expense for those periods.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2010 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 21, 2010, the Director of the Finance Agency designated that, for 2011, the Bank would have 9 member directors and 7 independent directors. With respect to the director elections that the Bank conducted during calendar year 2010, for terms beginning January 1, 2011, the order designated that one member director would be elected in Mississippi, one member director would be elected in New Mexico and three independent directors would be elected.
The term of office of each directorship commencing on or after January 1, 2009 is four years, except as adjusted by the Finance Agency in order to achieve a staggered board of directors (such that approximately one-fourth of the terms expire each year). Of the five directors that were elected for terms beginning January 1, 2011, four directors (Mary E. Ceverha, James H. Clayton, Darryl D. Swinton and Ron G. Wiser) will serve four-year terms that will expire on December 31, 2014 and one director (Patricia P. Brister) will serve a one-year term that will expire on December 31, 2011. The HER Act, as clarified by the implementing Finance Agency regulation, did not change the terms of office of then-existing FHLBank directors. Under prior law, directors served three-year terms.
Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2011, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.

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
Independent Directors
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
As determined by the Bank, at least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The remainder of the independent directors must have demonstrated knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; or the law. The independent director’s knowledge of or experience in the above areas should be commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. For 2011, the Bank’s Board of Directors has designated three of its independent directors, C. Kent Conine, James W. Pate, II and Darryl D. Swinton, as public interest directors.
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
2011 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 25, 2011):

		Director	Expiration of	Board
Name	Age	Since	Term as Director	Committees
Lee R. Gibson, Chairman (Member)	54	2002	2012	(a)(b)(c)(d)(e)(f)(g)
Mary E. Ceverha, Vice Chairman (Independent)	66	2004	2014	(a)(b)(c)(d)(e)(f)(g)
Patricia P. Brister (Independent)	64	2008	2011	(c)(e)(g)
James H. Clayton (Member)	59	2005	2014	(c)(f)(g)
C. Kent Conine (Independent)	56	2007	2013	(e)(f)
Julie A. Cripe (Member)	57	2010	2013	(a)(e)
Howard R. Hackney (Member)	71	2003	2012	(b)(c)(g)
Charles G. Morgan, Jr. (Member)	49	2004	2013	(b)(d)(g)
James W. Pate, II (Independent)	61	2007	2013	(c)(f)
Joseph F. Quinlan, Jr. (Member)	63	2008	2012	(a)(d)(g)
Robert M. Rigby (Member)	64	2010	2011	(a)(d)
John P. Salazar (Independent)	68	2010	2011	(e)(f)
Margo S. Scholin (Independent)	60	2007	2012	(b)(d)
Anthony S. Sciortino (Member)	63	2003	2013	(c)(e)(g)
Darryl D. Swinton (Independent)	43	2011	2014	(b)(f)
Ron G. Wiser (Member)	54	2010	2014	(a)(b)

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning Committee

(e)	Member of Government Relations Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive Committee
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
Mary E. Ceverha is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since December 2005. From January 2005 to December 2005, she served as Acting Vice Chairman of the Board of Directors of the Bank. A civic volunteer who resides in Dallas, Texas, she has served as a director of the Bank since 2004. Ms. Ceverha is also a current director and past president of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, this not-for-profit organization coordinates fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. Previously, she served on the steering committee of the

President’s Research Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the Greater Dallas Planning Council. Ms. Ceverha is also a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas, and she is a former Commissioner of the Dallas Housing Authority. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha currently serves on the Council of Federal Home Loan Banks. She also serves as Vice Chairman of the Executive Committee of the Bank’s Board of Directors.
Patricia P. Brister is a current board member and past chairman of the Habitat for Humanity St. Tammany West in Mandeville, Louisiana. Until recently, Ms. Brister also served as a director of Volunteers of America – Greater New Orleans. From June 2006 to January 2009, she served as a United States Ambassador to the United Nations Commission on the Status of Women. From 1975 to 2000, Ms. Brister served as Secretary/Treasurer of Brister-Stephens, Inc., a privately owned mechanical contracting company in Covington, Louisiana. She previously served as a Councilwoman for St. Tammany Parish from 2000 to 2007 and is a past chairman of the Women’s Build Habitat for Humanity. Ms. Brister currently serves as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. She previously served as a director of the Bank from 2002 to 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004.
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
Julie A. Cripe serves as a board member, President and Chief Executive Officer of OMNIBANK, N.A. in Houston, Texas. Ms. Cripe has served as President since 1999 and as Chief Executive Officer since May 2007. She has served as a director of OMNIBANK, N.A, a member of the Bank, since 1992. From 1999 to May 2007, she also served as Chief Operating Officer of OMNIBANK, N.A. Since August 2007, Ms. Cripe has also served as a Vice President of Bancshares, Inc., OMNIBANK, N.A.’s privately held holding company. Ms. Cripe currently serves as a board member of The Chaplaincy Fund, a support organization for chaplaincy programs at MD Anderson Hospital in Houston, Texas, and is the chairman of the American Festival for the Arts. She is a past chairman of the Education Foundation Board of the ABA.
Howard R. Hackney is a director of Texas Bank and Trust Company in Longview, Texas (a member of the Bank). From 1995 until his retirement in May 2004, Mr. Hackney served as President of Texas Bank and Trust Company. Since May 2004, he has provided consulting services to Texas Bank and Trust Company. Since May 2005, Mr. Hackney has served on the board of directors of Martin Midstream GP LLC, the general partner of Martin Midstream Partners L.P., a publicly traded master limited partnership. Until recently, he also served as an adjunct faculty member at LeTourneau University Business School. Mr. Hackney previously served on the boards of directors of the Good Shepherd Medical Center and the Sabine Valley MHMR Foundation. He currently serves as Chairman of the Bank’s Audit Committee.
Charles G. Morgan, Jr. serves as a board member, President and Chief Executive Officer of Pine Bluff National Bank in Pine Bluff, Arkansas. Mr. Morgan joined Pine Bluff National Bank, a member of the Bank, in 1987 and has served as President and Chief Executive Officer since February 2006 and as a director since February 2005. From February 2005 to February 2006, he served as President and Chief Operating Officer and from 1997 to February 2005 he served as Executive Vice President. Since February 2006, Mr. Morgan has also served as President and Chief Operating Officer of Jefferson Bancshares, Inc., Pine Bluff National Bank’s privately held holding company. He is a current board member and past vice chairman of both the Jefferson Hospital Association and the Jefferson Regional Medical Center. Mr. Morgan is also a board member and past chairman of the Economic Development Alliance of Jefferson County and he currently serves as a director of the Arkansas Bankers Association. Further, Mr. Morgan serves on the boards of directors of Hot Springs Bank & Trust, a member of the Bank, and Central Maloney, Inc., a privately owned manufacturing company. He previously served on the board of directors of the United Way of Southeast Arkansas and is a past chairman of the Greater Pine Bluff Chamber of Commerce. Mr. Morgan currently serves as Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
James W. Pate, II serves as Executive Director of the New Orleans Area Habitat for Humanity and has served in that capacity since 2000. He has worked with affiliates of Habitat for Humanity for over 19 years. Mr. Pate currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.
Joseph F. Quinlan, Jr. serves as Chairman of First National Bankers Bank (a member of the Bank) and as Chairman, President and Chief Executive Officer of its privately held holding company, First National Bankers Bankshares, Inc. (Baton Rouge, Louisiana) and has served in such capacities since 1984. Since 2000, Mr. Quinlan has also served as Chairman of the Mississippi National Bankers Bank, a member of the Bank. Additionally, he has served as Chairman of the First National Bankers Bank, Alabama and as Chairman of FNBB Capital Markets, LLC since 2003. Further, Mr. Quinlan has served as a director of the Arkansas Bankers Bank, a member of the Bank, since December 2008 and as its Chairman since February 2009. He currently serves as Chairman of the Risk Management Committee of the Bank’s Board of Directors.
Robert M. Rigby serves as Market President of Liberty Bank in North Richland Hills, Texas (a member of the Bank) and has served in that capacity since August 2008. From 1998 to August 2008, he served as a director, President and Chief Executive Officer of Liberty Bank. Since August 2008, he has served as an advisory director for Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He currently serves on the board of directors of the Birdville ISD Education Foundation and is an advisory director for the North Texas Special Needs Assistance Partners. In addition, Mr. Rigby serves as vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the ABA’s BankPac Committee and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees and he is a past chairman of the Northeast Tarrant Chamber of Commerce. He currently serves as Vice Chairman of the Risk Management Committee of the Bank’s Board of Directors.
John P. Salazar is an attorney and director with the law firm of Rodey, Dickason, Sloan, Akin & Robb, P.A. in Albuquerque, New Mexico, where he specializes in real estate-related matters, including land use and development law. He has been with Rodey, Dickason, Sloan, Akin & Robb, P.A. since 1968 and has represented single-family residential and multifamily housing developers and builders. Mr. Salazar currently serves as chairman of the board of directors of the Inter-American Foundation. He also serves on the board of directors of the Greater Belen Economic Development Corporation and is a member of the Albuquerque Economic Forum. Mr. Salazar previously served on the board of trustees of the Albuquerque Community Foundation and he is a past board chairman of the Albuquerque Hispano Chamber of Commerce and the Greater Albuquerque Chamber of Commerce. He currently serves as Vice Chairman of the Government Relations Committee of the Bank’s Board of Directors.
Margo S. Scholin is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specialized in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin joined Baker Botts L.L.P. in 1983 and was a partner from 1991 until her retirement in December 2010. She is a current board member and past chairman of the board of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse. Ms. Scholin also serves on the board of directors of the Susan G. Komen Foundation – Houston Affiliate. She currently serves as Vice Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
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
Darryl D. Swinton has served as the financial manager and business administrator for Better Community Development, Inc. in Little Rock, Arkansas since 1992. Since 1999, he has also served as that organization’s Director of Housing and Economic Development. Mr. Swinton served as a member of the Bank’s affordable housing Advisory Council from January 2005 through December 2010 and as the Advisory Council’s chairman from February 2009 through December 2010. In addition, he serves on the Executive Committee and as vice-chair of Housing Arkansas, on the Executive Committee and as public policy chair of the Arkansas Coalition of Housing and Neighborhood Growth for Empowerment and as chairman of the Community Housing Advisory Board for the City of Little Rock.
Ron G. Wiser serves as a director, President and Chief Executive Officer of Bank of the Southwest (a member of the Bank) and as a director and Secretary/Treasurer of its privately held holding company, New Mexico National Financial, Inc. (Roswell, New Mexico). He has served as President of Bank of the Southwest since 1996 and as its Chief Executive Officer since December 2003. Mr. Wiser also served as Chief Executive Officer of Bank of the Southwest from 1996 to November 2000. He has served as Secretary/Treasurer of New Mexico National Financial, Inc. and as a director of both companies since 1996. Mr. Wiser is a current board member and past president of the New Mexico Bankers Association and he currently serves on the Community Bankers Council of the ABA. Mr. Wiser is a Certified Public Accountant and he currently serves as Vice Chairman of the Bank’s Audit Committee.
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
Each of the Bank’s member and independent directors brings a unique background and strong set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, finance, accounting, human resources, legal, risk management, affordable housing, economic development and government relations. Set forth below are the attributes of each of the Bank’s independent directors that the Board of Directors considered important to his or her inclusion on the Board. The Board of Directors does not make any judgments with regard to its member directors who have been elected by the Bank’s members, although the skills and experience of those directors may bear on the Board of Directors’ decisions with regard to the competencies it seeks when nominating candidates for independent directorships or when filling a vacancy in either a member or independent directorship.
Ms. Ceverha was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2011. She has served on the Bank’s Board of Directors since January 1, 2004. Ms. Ceverha brings to the Board extensive experience in housing, government relations, corporate governance and policy-making. She has held leadership roles in numerous local government agencies and not-for-profits, including serving as vice chairman of the Texas State Board of Health, as a commissioner of the Dallas Housing Authority, and as the founder and past president of an organization that was established for the purpose of coordinating fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She also provides extensive knowledge of the Texas legislative process to the Board.
Ms. Brister was elected by the Bank’s members at-large to serve a one-year term that commenced on January 1, 2011. She previously served a three-year term on the Bank’s Board of Directors from January 2002 through December 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004. More recently, she has served on the Bank’s Board of Directors since January 1, 2008. Ms. Brister has extensive experience in the areas of affordable housing, economic development, small business, government relations and policy-making. She is a current board member and past chairman of the Habitat for Humanity St. Tammany West and is a past chairman of the Women’s Build Habitat for Humanity. Previously, she served as a Councilwoman for St. Tammany Parish. She also co-owned and managed a small mechanical contracting company for 25 years.
Mr. Conine was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. He brings to the Board extensive knowledge of affordable housing, homebuilding, mortgage finance and government relations. Mr. Conine heads a company that specializes in the development of single-family and multifamily housing. In addition, he currently serves as the Chairman of the Texas Department of Housing and Community Affairs and is a past president of the National Association of Home Builders. Mr. Conine has testified before the U.S. Congress on proposed legislation regarding GSEs and he also served on the board of directors of another registered company from July 2004 to February 2008.

Mr. Pate was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. Mr. Pate brings a combination of affordable housing/economic development expertise and legal training to the Board. He serves as Executive Director of the New Orleans Area Habitat for Humanity, the largest developer of low-income housing in New Orleans, and has worked with affiliates of Habitat for Humanity for over 19 years. As a former practicing attorney, Mr. Pate developed expertise in matters involving human resources and compensation.
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
Ms. Scholin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2009. She has served on the Bank’s Board of Directors since April 10, 2007. As a partner with Baker Botts L.L.P. for 20 years, she brings a wealth of legal experience to the Board. Prior to her retirement in December 2010, Ms. Scholin specialized in corporate and securities law (including securities law reporting) and she has extensive knowledge of regulatory issues. Through her service on other boards and experience representing clients, she has also developed expertise in corporate governance and compliance matters.
Mr. Swinton was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2011. Mr. Swinton brings to the Board extensive experience in the areas of affordable housing, community development, small business and finance. He serves as the financial manager, business administrator and Director of Housing and Economic Development for Better Community Development, Inc. For the past six years, Mr. Swinton served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. From February 2009 through December 2010, he served as the Advisory Council’s chairman. Mr. Swinton currently serves on the boards of several non-profit organizations that promote housing and economic development.
Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 25, 2011). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

			Officer
Name	Age	Position Held	Since
Terry Smith	54	President and Chief Executive Officer	1986
Michael Sims	45	Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer	1998
Nancy Parker	58	Chief Operating Officer and Executive Vice President — Operations	1994
Paul Joiner	58	Senior Vice President and Chief Strategy Officer	1986
Tom Lewis	48	Senior Vice President and Chief Accounting Officer	2003
Terry Smith serves as President and Chief Executive Officer of the Bank and has served in such capacity since August 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of the Bank, responsible for the financial and risk management, credit and collateral, financial services, accounting, and information systems functions. Mr. Smith joined the Bank in January 1986 to coordinate the hedging and asset/liability management functions, and was promoted to Chief Financial Officer in 1988. He served in that capacity until his appointment as Chief Operating Officer in 1991. Mr. Smith currently serves as Vice Chairman of the Board of Directors of the FHLBanks’ Office of Finance and is the Chairman of that board’s Risk Committee. He also serves on the Council of Federal Home Loan Banks, the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions and the Investment Committee for the Pentegra Defined Benefit Plan for Financial

Institutions. Mr. Smith is a past member and former chairman of the Audit Committee of the FHLBanks’ Office of Finance.
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
Nancy Parker serves as Chief Operating Officer and Executive Vice President — Operations. Ms. Parker has served as Chief Operating Officer since January 2010 and as Executive Vice President - Operations since April 2009. From January 1999 to April 2009, she served as Chief Information Officer. Ms. Parker oversees information technology, banking operations, human resources, risk management, production support services, security, and property and facilities management. She joined the Bank in February 1987 as a Senior Systems Analyst, and was promoted to Financial Systems Manager in 1991, to Information Technology Director in 1993 and to Chief Information Officer in 1999. Ms. Parker served as a Vice President of the Bank from 1994 to 1996. She was promoted to Senior Vice President in 1996. In February 2005 and August 2008, Ms. Parker’s responsibilities were expanded to include banking operations and human resources, respectively. In April 2009, Ms. Parker’s responsibilities were further expanded to include risk management.
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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable the Bank to achieve its short- and long-term strategic business objectives. Historically, we have attempted to accomplish this goal through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 134. For 2010, our named executive officers were: Terry Smith, President and Chief Executive Officer; Michael Sims, Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer; Nancy Parker, Chief Operating Officer and Executive Vice President — Operations; Paul Joiner, Senior Vice President and Chief Strategy Officer; and Tom Lewis, Senior Vice President and Chief Accounting Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s responsibilities and individual performance and our overall business results. The Committee and Board of Directors have defined the competitive market for our executives (other than Mr. Smith) as the other 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) and non-depository financial services institutions with approximately $20 billion in assets. Aside from the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based and/or long-term incentive compensation, we purposely limited our 2010 comparative analysis for total direct compensation to base salary and short-term incentive pay as we cannot offer equity-based incentives and, prior to May 28, 2010, we did not offer long-term incentive compensation.
The Committee and Board of Directors believe that the most relevant competitive market for our President and Chief Executive Officer is the other 11 FHLBanks. As a result, only market data for the other FHLBanks is used in the competitive pay analysis for Mr. Smith. The Committee and Board of Directors believe that the other 11 FHLBanks represent the most relevant competitive market for Mr. Smith based on the unique nature of our business operations and our desire to retain Mr. Smith’s services given his tenure with us and his extensive knowledge of the FHLBank System. Generally, it has been our overall intent to provide total compensation, including targeted incentive opportunities, for Mr. Smith at or above the median compensation for the FHLBank Presidents taking into consideration base salary and short-term incentive compensation. However, as our recently adopted long-term incentive plan (discussed below in the section entitled “Elements of Executive Compensation”) becomes fully integrated into our total compensation strategy in 2012 and later years, total compensation for Mr. Smith is expected to more closely approximate the market median for the FHLBank Presidents. For our other executive officers, it has historically been our overall intent to provide total compensation, including targeted annual incentive opportunities, at or near the competitive market median for comparable positions, exclusive of equity-based and long-term incentive compensation. As our long-term incentive plan becomes fully integrated into our overall compensation strategy, we expect our other executive officers to remain at or near the competitive market median for total compensation.
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
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. This plan provides all regular, full-time employees, including our executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year as it relates to our executive officers and the annual profitability and corporate operating goals that will be applicable under such plan for that year.
The Board of Directors is also responsible for approving our long-term incentive compensation plan, which we refer to as our LTIP. The LTIP provides a designated group of officers, including our executive officers, with the opportunity to earn long-term incentive awards over successive three-year performance periods that commence annually. The Committee is responsible for recommending annually to the Board of Directors the approval of the LTIP for the next three-year plan cycle as it relates to our executive officers and the performance goals applicable to that plan’s three-year performance period.
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
Since October 2008, the Finance Agency has required us to provide a minimum of four weeks’ advance notice of pending actions to be taken by our Board of Directors or President and Chief Executive Officer with respect to any aspect of the compensation of one or more of our named executive officers. As part of the notification process, we are required to provide the proposed compensation actions and any supporting materials, including studies of comparable compensation. We have fully complied with this notification requirement since it was instituted.
Use of Compensation Consultants and Surveys
Periodically, we will engage one or more independent compensation consultants to help ensure that the elements of our executive compensation program are both competitive and targeted at or near market-median compensation levels. In August 2009, we engaged Lawrence Associates to conduct a competitive market pay study for our executive officers (other than Mr. Smith) in connection with the determination of their compensation for 2010.
Lawrence Associates utilizes compensation and specific salary survey data provided by the Economic Research Institute (“ERI”), a recognized leader in survey analyses and web-based collection of compensation survey data. The ERI database consists of both proxy statement information and a compilation of compensation data obtained from numerous sources, including subscriber-provided data and purchased surveys. While the information gathered from proxy statements can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Lawrence Associates uses ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”). This SIC code is comprised of the following primary sub-categories: 611 — Federal and Federally-sponsored Credit Agencies; 614 — Personal Credit Institutions; 615 — Business Credit Institutions; and 616 — Mortgage Bankers and Brokers. There were in excess of 200 institutions in the database for non-depository credit institutions (SIC code 6100) at the time the analysis was conducted. Using regression analysis, the ERI software database enables Lawrence Associates to statistically approximate the competitive market survey data for the requested executive positions at non-depository financial services institutions with approximately $20 billion in assets.
For 2010, we also utilized the results of the 2009 FHLBank Key Position Compensation Survey. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.
The information obtained from these sources was considered by Mr. Smith when making his compensation decisions for our executive officers. For those positions that do not allow for precise comparisons, Mr. Smith made subjective adjustments based on his experience and general knowledge of the competitive market. When making

2010 compensation decisions for Mr. Smith, the Committee and Board of Directors considered the information obtained from the 2009 FHLBank Key Position Compensation Survey and an analysis of this data provided by McLagan Partners, an affiliate of Aon Consulting.
Elements of Executive Compensation
We have historically relied upon a mix of base salary, short-term incentive compensation, benefits and limited perquisites to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers. Prior to 2010, we elected not to provide any form of long-term incentive compensation to our executive officers.
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
In response to this guidance, the Committee engaged McLagan Partners to provide insight and analysis as it considered the framework for a long-term incentive compensation plan for our executive officers, among others. On April 25, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved our initial LTIP, subject to the Finance Agency’s review. The Finance Agency’s review period expired on May 28, 2010 and we did not receive an objection to the 2010 LTIP. The 2010 LTIP was retroactively effective as of January 1, 2010 and the plan covers the three-year performance period that will end on December 31, 2012. In connection with the adoption of the LTIP, the Board of Directors modified the formula that will be used to compute awards under our VPP as it relates to our executive officers and the other designated LTIP participants. When this modification becomes effective in 2012, it will reduce the amounts that can be earned under our VPP such that the LTIP participants’ annual incentive opportunities (relating to both short-term and long-term incentives) will remain substantially the same as they have been historically under our VPP with certain exceptions. Among other things, the 2010 LTIP provides for additional incentive payments equal to either 5 percent or 10 percent of a participant’s base salary if certain achievement levels are met. The implementation of the LTIP did not affect the operation of our VPP for 2010, nor will it affect the operation of our VPP for 2011. For details regarding the operation of the 2010 LTIP, please refer to the section entitled “Grants of Plan-Based Awards” beginning on page 135 of this report.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that should be part of our overall compensation program for executive officers.
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our executive officers. In the case of Mr. Smith, we target his base salary within the top quartile of the base salaries paid to the 12 FHLBank Presidents based upon his tenure in relation to the other Presidents and his leadership roles within the FHLBank System. In the case of our other executive officers, we target base salary compensation at or near the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within the FHLBank System. The determination of base salaries is generally independent of the decisions regarding other elements of compensation, but some other elements of compensation are dependent upon the determination of base salary, to the extent they are expressed as percentages of base salary.
In establishing Mr. Smith’s base salary for 2010, the Committee and Board of Directors took into consideration his individual job performance, our overall corporate operating goal achievement in 2009, his contributions to the FHLBank System, the competitive market pay data obtained from the 2009 FHLBank Key Position Compensation Survey and an analysis of that data provided by McLagan Partners, and guidance provided to the Committee and the Board of Directors by the Finance Agency. The results of the competitive pay analysis showed that Mr. Smith’s base salary remained within the top quartile of the base salaries paid to the 12 FHLBank Presidents. Taking all of the factors enumerated above into consideration, Mr. Smith’s base salary was increased by 2.1 percent in May 2010, retroactive to January 1, 2010.
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
In setting the base salaries of our executive officers for 2010, Mr. Smith considered the competitive market pay data from the various sources referred to above and each officer’s individual performance. The competitive market data for 2009 indicated that, with the exception of Mr. Joiner (for whom sufficient comparable FHLBank data was unavailable given his range of responsibilities for us), the executive officers’ base salaries were within a range of plus or minus: (a) 21 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 33 percent of the market median for the FHLBanks. Based on this data and in an effort to bring certain executives’ base salaries more in line with comparable FHLBank positions, Mr. Smith gave Mr. Sims and Ms. Parker above standard merit increases for 2010 (8.45 percent and 8.70 percent, respectively), while Mr. Joiner received a standard merit increase (3.55 percent) and Mr. Lewis received less than a standard merit increase (1.52 percent). In establishing the base salaries for Mr. Sims and Ms. Parker, Mr. Smith also factored in additional adjustments that were contemplated at the time he promoted each of them to Executive Vice President in April 2009.
The base salaries of our named executive officers for 2010, 2009 and 2008 are presented in the Summary Compensation Table on page 134.
Short-Term Incentive Compensation
All of our regular, full-time employees participate in our VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). Potential individual award percentages vary based upon an employee’s job grade level and are higher for those persons serving as senior officers of the Bank. Our VPP provides for substantially the same method of allocation of benefits between management and non-management participants, except for Mr. Smith, certain members of our sales staff and, beginning in 2010, both management and non-management employees in our Risk and Internal Audit Departments. Other than Mr. Smith, none of the employees identified in the preceding sentence serve as an executive officer. For 2010, the objectives for both management and non-management employees in our Risk and Internal Audit departments, as well as certain members of our sales staff, differed from those that applied to all of our other employees, including our executive officers. Among other things, the VPP plans for employees in our Risk and Internal Audit departments do not include a corporate profitability component.
Award payments under the VPP that applies to our executive officers (and all of our other employees other than those identified above) depend upon the extent to which we achieve a corporate profitability objective and a number of corporate operational goals that are aligned with our long-term strategic business objectives, as well as the extent to which individual employees achieve specific individual goals and whether they achieve satisfactory performance appraisal ratings. The corporate profitability and operational goals are established annually by the Board of Directors, and individual employee goals are established mutually by management and employees at the beginning of each year.
If we do not achieve our minimum profitability objective, then no award payments are made under the VPP even if we have achieved some or all of our corporate operating goals and/or individual employees have achieved some or all of their individual performance goals. Similarly, if we do not achieve some portion of our corporate operating goals, no award payments are made to participants even if we have achieved at least our minimum profitability objective and/or individual employees have achieved some or all of their individual performance goals.
For 2010, we used the following formula to calculate annual VPP award payments for all of our named executive officers except Mr. Smith:

Base Salary as of 1/1/10	X	Employee’s Maximum Potential Award Percentage	X	Profitability Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	Individual Goal Achievement Percentage
For Mr. Smith, 75 percent of his potential VPP award is derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent is based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective. The formula used to calculate Mr. Smith’s 2010 VPP award is set forth below:

75%	X	Base Salary as of 1/1/10	X	Maximum Potential Award Percentage	X	Profitability Goal Achievement Percentage	X	Corporate Operating Goal Achievement Percentage

plus

25%	X	Base Salary as of 1/1/10	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage
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
In determining the minimum and maximum levels for our profitability objective, the Board of Directors considers factors such as the current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at our target rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2010, our Board of Directors established the minimum and maximum corporate profitability objectives at 300 basis points and 400 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 598 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our maximum corporate profitability objective for 2010 due in large part to higher than expected yields on our holdings of agency mortgage-backed securities, unanticipated prepayment fees on advances, and unanticipated gains associated with terminations of interest rate derivative transactions. Over the previous five years (2005-2009), we have exceeded our maximum corporate profitability objective for every year except 2006 (for 2006, we achieved 91.25 percent of our maximum corporate profitability objective).
For 2010, our corporate operating objectives fell into the following broad categories: (a) expanding our traditional business; (b) risk management; (c) customer activities and new initiatives; and (d) economic and community development. Each corporate operating objective is assigned a specific percentage weight together with a “threshold,” “target” and “stretch” objective. The “threshold” objective represents a minimum acceptable level of performance for the year. The “target” objective reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective reflects outstanding performance that exceeds our long-term strategic objectives. In order to place additional emphasis on our risk management activities, the Board of Directors elected to establish three risk management objectives for 2010, each with a weighting of 10 percent. Adding these corporate operating objectives resulted in less weight being given to the goals relating to the expansion of our traditional business and new initiatives in the 2010 VPP as compared to the 2009 VPP.
Unlike our profitability objective, the corporate operating objectives under our VPP do not operate on a sliding scale. For each objective, the percentage achievement can be 0 percent (if the threshold objective is not met), 60 percent (if results are equal to or greater than the threshold objective but less than the target objective), 80 percent (if results are equal to or greater than the target objective but less than the stretch objective) or 100 percent (if results are equal to or greater than the stretch objective). The results for each corporate operating goal are multiplied by the assigned percentage weight to determine their contribution to the overall corporate operating goal achievement percentage. For example, if the target objective is achieved for a goal with a percentage weight of 10 percent, then the contribution of that goal to our overall corporate goal achievement would be 8 percent (10 percent x 80 percent). The sum of the percentages derived from this calculation for each corporate operating objective yields our overall corporate operating goal achievement percentage for the VPP. Generally, the Board of Directors attempts to set the threshold, target and stretch objectives such that the relative difficulty of achieving each level is consistent from year to year.
For 2010, the Board of Directors established 11 separate VPP corporate operating objectives, each of which had a specific percentage weight of either 5 percent or 10 percent. As further set forth in the table below, the objectives relating to our traditional business, risk management, customer activities and new initiatives, and economic and community development comprised 30 percent, 30 percent, 10 percent and 30 percent, respectively, of our overall corporate operating goals.

2010 VPP Corporate Objectives
(dollars in millions)

						Contribution
						to Overall
	Percentage	Objective				Achievement
	Weight	Threshold	Target	Stretch	Results	Percentage
Expanding the Traditional Business

1. Average Advances + Letters of Credit (LCs) to 2010 CFIs	10%	$11,700	$12,000	$12,350	$11,590	0%

2. Average Advances + LCs to Customers with Assets < $20 billion	10%	$24,500	$25,200	$25,900	$24,056	0%

3. Average LCs Outstanding	10%	$4,000	$4,250	$4,500	$4,510	10%

Risk Management

1. Contribution to Retained Earnings from pre-ASC 815 net income	10%	$75	$87.5	$100	$122.7	10%

2. Maintain an Estimated Market Value of Equity (MVE) ≥ Par Value of Capital Stock *	10%	10 months	11 months	12 months	12 months	10%

3. Ensure that MVE Sensitivity in +/- 200 basis point scenarios ≤ -15 percent of Par Value of Capital Stock *	10%	10 months	11 months	12 months	12 months	10%

Customer Activities and New Initiatives

1. Total Credit Product Users	5%	675	700	725	745	5%

2. Interest Rate Derivative Customers (since inception)	5%	6	9	12	5	0%

Economic and Community Development

1. Average CIP / EDP Advances / LCs Outstanding	10%	$1,600	$1,650	$1,700	$1,703	10%

2. Total CIP / EDP Advances / LC Users	10%	75	85	90	80	6%

3. CIP / EDP Projects Funded / Supported by Advances + LCs	10%	275	300	325	302	8%

Overall Corporate Operating Goal Achievement Percentage						69%

*	Excludes impact of losses due to pre-12/1/09 private label residential MBS.
As shown above, we did not achieve the threshold objective for 3 of our 11 corporate operating objectives in 2010. These 3 objectives had a combined weighting of 25 percent. We attribute this primarily to a steeper than anticipated decline in member demand for our advances during the year. The reduced demand was due, at least in part, to higher member deposit levels and reduced lending activity due to weak economic conditions. We achieved the threshold, target or stretch objective for each of our other 8 corporate operating goals such that our overall corporate operating goal achievement rate for 2010 was 69 percent, which was below our target level of 80 percent. Over the previous five years, our overall corporate operating goal achievement was as follows: 2005 — 87 percent; 2006 — 50 percent; 2007 — 90 percent; 2008 — 95 percent; and 2009 — 57 percent.
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

Except for Mr. Smith, each of our named executive officers has the same set of individual goals for purposes of our VPP. These “joint” senior management goals, which are more tactical in nature than our corporate operating goals, are reviewed and approved annually by Mr. Smith. In 2010, the named executive officers achieved 100 percent of their nine joint senior management goals. Mr. Smith assesses the performance of Mr. Sims, Ms. Parker and Mr. Joiner annually using a performance appraisal form which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Mr. Sims assesses the performance of Mr. Lewis using this same performance appraisal form, which is then subject to review by Mr. Smith. Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2010, each of the named executive officers received at least a “Meets Expectations” performance rating.
Mr. Smith’s individual goal achievement for purposes of the VPP is derived from his performance appraisal, which is prepared jointly by the Chairman and Vice Chairman of the Board and the Chairman and Vice Chairman of the Committee. For 2010, his performance was assessed based on seven broad areas comprising 31 specific accountabilities relating to our strategic objectives and other matters of importance, which were approved by the Board of Directors. Mr. Smith’s individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2010, Mr. Smith received 87.33 points on his appraisal form, which resulted in an individual goal achievement percentage of 87.33 percent.
The possible VPP payouts to our named executive officers for 2010 are presented in the Grants of Plan-Based Awards table on page 135, while the actual VPP awards earned by these executives for 2010 are included in the Summary Compensation Table on page 134 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2010 is shown in the table below.

		Award	Maximum	Profitability	Operating Goal	Individual Goal	2010
	Base Salary as of	Component	Potential Award	Achievement	Achievement	Achievement	VPP
	January 1, 2010 ($)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Percentage (%)	Award ($)
Terry Smith	730,000	75.00%	60.00%	100.00%	69.00%		226,665
	730,000	25.00%	60.00%			87.33%	95,626

							322,291

Michael Sims	385,000		43.75%	100.00%	69.00%	100.00%	116,222
Nancy Parker	375,000		43.75%	100.00%	69.00%	100.00%	113,203
Paul Joiner	277,000		43.75%	100.00%	69.00%	100.00%	83,619
Tom Lewis	268,000		43.75%	100.00%	69.00%	100.00%	80,903
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
In addition to our VPP, Mr. Smith has a $50,000 annual award pool that he can draw upon to pay discretionary bonuses to employees. In 2010, none of the named executive officers received a discretionary bonus.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year, including our named executive officers, participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2010, the maximum compensation limit was $245,000 and the maximum annual benefit limit was $195,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings. We consider this benefit to be a critical element of our compensation program as it pertains to our executive officers and other key tenured employees. Based on this belief, we have generally targeted this component of our compensation program to provide a pension benefit above the competitive market median.
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 138-140 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2010 was $245,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2010, combined contributions to the plan could not exceed $49,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 27 different fund options. Based on their tenure with us, each of our named executive officers received in 2010 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 134 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2010” table.
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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 134 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2010” table. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 140-142.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that serves as an additional incentive for our executive officers to remain with us. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Each participant’s benefit under the SERP consists of contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to our most senior executives. Generally, benefits under the SERP vest when the participant attains the “Rule of 70,” except that some of the amounts contributed on Mr. Smith’s behalf vested on January 1, 2010. A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement, except for some of the amounts contributed on Mr. Smith’s behalf which are payable to him upon his termination of employment for any reason. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
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
For details regarding the operation of this plan, the contributions we made in 2010, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 140.
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
We have a policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the Bank, Mr. Lewis currently accrues 160 hours of vacation leave per year while the other named executive officers each accrue 200 hours of vacation leave per year. The vacation payouts made to our named executive officers for 2010 are set forth in the “Components of All Other Compensation for 2010” table related to the Summary Compensation Table found on page 134.

We automatically buy back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy if their employment is terminated for any reason prior to the date on which the buy back is processed. The flex leave payouts made to our named executive officers for 2010 are set forth in the “Components of All Other Compensation for 2010” table related to the Summary Compensation Table on page 134.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We do not include, nor do we consider, these items in either our total direct compensation or total compensation analyses for our executive officers.
Perquisites and Tax Gross-ups
We provide a limited number of perquisites to our executive officers, which we believe are appropriate in light of the executives’ contributions to us. In 2010, we provided Mr. Smith with the use of a Bank-leased car and we paid for travel and meal costs associated with his spouse accompanying him to our two out-of-town board meetings and certain in-town Board functions. In addition, we reimbursed Mr. Smith for the incremental taxes associated with his use of the Bank-leased car. The perquisites for our other named executive officers are limited solely to payment of travel and meal costs associated with a spouse accompanying the officer to our out-of-town board meetings and in-town Board functions. In 2010, Mr. Joiner utilized this benefit for two out-of-town board meetings and one in-town Board function at a total incremental cost to the Bank of approximately $3,100. Historically, we have not attempted to compare these perquisites with those offered by companies in our defined competitive market.
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
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 144, the employment agreements provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal of the employment agreement and we relieve the executive officer of his or her duties under the employment agreement prior to the expiration of the term of the agreement. As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. In 2010, neither we nor any of the executive officers gave a notice of non-renewal. Accordingly, an additional year was added to the unexpired term of each of the employment agreements. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements that are utilized by comparable companies, including the other FHLBanks that have elected to enter into executive employment agreements, and therefore advance our objective of retaining these executive officers.

2011 Compensation Decisions
The 2011 base salaries for our named executive officers are presented below (the percentage increase from the salaries in effect at December 31, 2010 is shown parenthetically):

Terry Smith	$730,000	(No change — see discussion below)
Michael Sims	$410,000	(6.49 percent)
Nancy Parker	$400,000	(6.67 percent)
Paul Joiner	$286,000	(3.25 percent)
Tom Lewis	$274,700	(2.50 percent)
The Committee and Board of Directors engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) in August 2010 to conduct the annual competitive market analysis of Mr. Smith’s total direct compensation, defined for 2011 as base salary plus short- and long-term incentive compensation, taking into consideration the competitive market pay data for the 12 FHLBank Presidents as provided by the 2010 FHLBank Key Position Compensation Survey conducted by Reimer Consulting. The Board of Director’s recommendations with respect to Mr. Smith’s 2011 compensation, based in part on the results of Pearl Meyer’s analysis, are pending review by the Finance Agency.
Also in August 2010, we engaged Pearl Meyer to conduct a competitive market pay study for our other executive officers. In setting the base salaries of our executive officers for 2011, Mr. Smith considered the results of this study, which included the competitive pay data provided by the 2010 FHLBank Key Position Compensation Survey and the ERI survey data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”) with approximately $20 billion in assets. The competitive market data indicated that the executive officers’ base salaries were within a range of plus or minus: (a) 22 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 14 percent of the market median for the FHLBanks. Based on this data and in his continuing efforts to bring certain executives’ base salaries more in line with comparable FHLBank positions, Mr. Smith gave Mr. Sims and Ms. Parker above standard merit increases for 2011, while Mr. Joiner received a standard merit increase and Mr. Lewis received slightly less than a standard merit increase. In establishing the base salaries for Mr. Sims and Ms. Parker, Mr. Smith factored in further adjustments that were contemplated at the time he promoted each of them to Executive Vice President in April 2009.
For purposes of our 2011 VPP, the Board of Directors has established the Bank’s minimum corporate profitability objective at 25 basis points above the average effective federal funds rate and the maximum corporate profitability objective at 350 basis points above the average effective federal funds rate. The expansion of this range relative to previous years resulted from comments and direction provided to the Committee and the Board of Directors by the Finance Agency in December 2010. The Board of Directors has also established 10 separate VPP corporate operating objectives, each of which has a specific percentage weight of 10 percent. For 2011, the operating objectives fall into the following categories: risk management, maintaining our traditional business, customer activity, and economic and community development.
The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2011. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards for 2010. For a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table and accompanying narrative on page 135. The estimated possible VPP payouts for Mr. Smith could increase depending upon the actions, if any, that the Committee and Board of Directors ultimately take with respect to his base salary for 2011.

	Estimated Possible VPP Payouts for 2011
	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	208,050	372,300	438,000
Michael Sims	53,813	143,500	179,375
Nancy Parker	52,500	140,000	175,000
Paul Joiner	37,538	100,100	125,125
Tom Lewis	36,054	96,145	120,181
Our named executive officers will not be eligible to earn any long-term incentive awards in 2011 in the absence of certain specified events that are discussed in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 144.
Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 120-133 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.
The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
James W. Pate, II, Vice Chairman
Mary E. Ceverha
James H. Clayton
Lee R. Gibson
Howard R. Hackney
Anthony S. Sciortino

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2010, 2009 and 2008 of our President and Chief Executive Officer; our Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer, who has served as our principal financial officer since April 10, 2009; and our three other executive officers (collectively, our “named executive officers”). Prior to April 10, 2009, our Senior Vice President and Chief Accounting Officer served as our principal financial officer.

							Change in
							Pension Value
						Non-equity	and Nonqualified
Name and						Incentive Plan	Deferred	All Other
Principal				Stock	Option	Compensation	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	($) (1)	Earnings ($) (2)	($) (3)	Total ($)
Terry Smith	2010	730,000	—	—	—	322,291	307,000	477,986	1,837,277
President/Chief Executive Officer	2009	715,000	—	—	—	279,279	351,000	470,690	1,815,969
	2008	680,000	—	—	—	376,788	195,000	391,804	1,643,592

Michael Sims	2010	385,000	—	—	—	116,222	189,000	112,372	802,594
Chief Operating Officer/EVP-Finance/	2009	344,583	—	—	—	82,294	214,000	96,151	737,028
Chief Financial Officer	2008	302,500	—	—	—	125,727	128,000	83,615	639,842

Nancy Parker	2010	375,000	—	—	—	113,203	337,000	177,583	1,002,786
Chief Operating Officer/	2009	334,583	—	—	—	79,800	402,000	147,062	963,445
EVP-Operations	2008	292,500	—	—	—	121,570	161,000	143,216	718,286

Paul Joiner	2010	277,000	—	—	—	83,619	379,000	79,273	818,892
SVP/Chief Strategy Officer	2009	267,500	—	—	—	66,708	429,000	109,795	873,003
	2008	255,000	—	—	—	105,984	222,000	113,032	696,016

Tom Lewis	2010	268,000	—	—	—	80,903	84,000	74,783	507,686
SVP/Chief Accounting Officer	2009	264,000	—	—	—	65,835	81,000	36,743	447,578
	2008	252,500	—	—	—	104,945	48,000	59,774	465,219

(1)	Amounts for 2010, 2009 and 2008 represent VPP awards earned for services rendered in those years. These amounts were paid to the named executive officers in March 2011, February 2010 and February 2009, respectively.

(2)	Amounts reported in this column for 2010, 2009 and 2008 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2010, 2009 or 2008.

(3)	The components of this column for 2010 are provided in the table below.
Components of All Other Compensation for 2010

	Bank	Bank Contributions to Vested
	Contributions to	Defined Contribution Plans
	Unvested Defined	401(k)/	Nonqualified		Payouts	Payouts
	Contribution	Thrift	Deferred Compensation		for Unused	for Unused			Tax		Total All Other
Name	Plan (SERP) ($)	Plan ($)	Plan (NQDC Plan) ($)	SERP ($)	Vacation ($)	Flex Leave ($)	Perquisites ($)		Gross ups ($)		Compensation ($)
Terry Smith	—	14,700	29,100	325,489	47,311	14,069	31,161	(1)	16,156	(2)	477,986

Michael Sims	66,034	14,700	8,400	—	19,280	3,958	*		—		112,372

Nancy Parker	—	14,700	7,800	122,153	25,991	6,939	*		—		177,583

Paul Joiner	—	14,700	1,920	48,664	10,678	3,311	*		—		79,273

Tom Lewis	20,957	14,700	1,380	—	34,037	3,709	*		—		74,783

(1)	Mr. Smith’s perquisites consisted of the use of a Bank-leased car and spousal travel and meal cost reimbursements in connection with our board meetings.

(2)	Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.

*	Amounts were either less than $10,000 or zero.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2010. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (50 percent profitability achievement) and the threshold objective for each of our 11 corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the target objective for each of our 11 corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our 11 corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals and receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the VPP awards could have been substantially less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 50 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made to the named executive officers under the VPP even if we have achieved some or all of our corporate operating goals and/or the executives have achieved some or all of their individual performance goals. The 2010 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 120 through 133.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards for 2010 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	208,050	372,300	438,000

Michael Sims	50,531	134,750	168,438

Nancy Parker	49,219	131,250	164,063

Paul Joiner	36,356	96,950	121,188

Tom Lewis	35,175	93,800	117,250
Prior to 2010, VPP awards were the only plan-based awards granted to our executive officers. In 2010, our Board of Directors approved a Long Term Incentive Plan (“LTIP”) that provides cash-based award opportunities based on the achievement of performance goals over successive three-year periods that commence annually (each a “Performance Period”) to employees of the Bank who have been designated by the Board of Directors to be participants in the LTIP. For the 2010 LTIP, the Board of Directors designated each of our named executive officers, among others, as participants in the plan.
Performance goals under the LTIP are established by the Board of Directors. Each performance goal under the LTIP is assigned a specific percentage weight together with a “threshold,” “target” and “maximum” achievement level. For some goals, the threshold, target and maximum achievement levels may be the same. For each performance goal, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). Unlike our VPP, LTIP achievement levels between threshold and target and between target and maximum are interpolated in a manner as determined by the Compensation and Human Resources Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall LTIP goal achievement. Generally, awards become vested under the LTIP only if the performance goals for the three-year Performance Period have been satisfied and the participant is actively employed by us on the last day of the Performance Period. Awards are payable no later than March 15 of the year following the end of the Performance Period provided the Finance Agency has no objections. The initial Performance Period commenced on January 1, 2010 and will end on December 31, 2012.
For the initial Performance Period, the performance goals are based upon factors related to: (1) the amount of contributions we make to our retained earnings; (2) the maintenance of our estimated market value of equity at an amount equal to or greater than the par value of our capital stock (excluding the impact of our private-label MBS that were held as of December 31, 2009, all of which were purchased in periods prior to 2007); (3) the maintenance of our internal controls as measured by (i) the number and severity of external audit findings and (ii) the number and severity of Finance Agency examination findings; and (4) the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2010-2012 plan cycle.
The implementation of the LTIP did not affect the operation of our VPP for 2010 (for awards that were paid in March 2011), nor will it affect the operation of our VPP for 2011 (for awards to be paid in early 2012). However, beginning with the incentive awards for 2012 (to be paid in early 2013) and each year thereafter, the aggregate maximum awards that can be earned by a participant in a calendar year under both the VPP and the LTIP will be substantially the same as the maximum award that could have been earned under the VPP (that is, 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers), with certain exceptions as described below. In order to effect this outcome, the results of the VPP goal achievement for 2012 and the LTIP goal achievement for the three-year Performance Period that ends on December 31, 2012 will be weighted 65 percent and 35 percent, respectively, to determine the total incentive award payout. For purposes of the 2010 LTIP, the calculations are based upon the base salaries in effect as of January 1, 2010 and the executives’ maximum potential award percentages.
The LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which could increase a participant’s total maximum incentive award payout (including both short and long-term incentives) to an amount that is greater than the maximum award that currently can be earned under the VPP. If the overall LTIP goal achievement for the initial Performance Period is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her base salary in effect as of January 1, 2010. If the overall LTIP goal achievement for the initial Performance Period is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 5 percent of his or her base salary in effect as of January 1, 2010. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final LTIP awards may be modified up or down at the Board of Director’s discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the LTIP performance goals have been achieved, the Board of Directors will base its decision on the following qualifiers when deciding whether to approve payouts under the LTIP: (i) the consistent payment of quarterly dividends to members throughout the Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the Performance Period; and (iii) the maintenance of our triple-A credit rating from Moody’s Investors Service and Standard & Poors. When assessing performance results and determining final LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals for a Performance Period to ensure that the purpose of the LTIP is served.

The LTIP includes provisions that require forfeiture of awards in specified circumstances, including if there is a determination by the Finance Agency that there is an unsafe or unsound practice or condition within a participant’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, and also subjects awards to cancellation if they are determined to be based on fraud or material financial misstatements.
The Board of Directors may amend or terminate the LTIP at any time in its sole discretion. Absent an amendment to the contrary, LTIP benefits that have vested prior to a termination of the LTIP will be paid at the times and in the manner provided for by the LTIP at the time of the plan’s termination.
The following table sets forth an estimate of the possible LTIP awards that can be earned by our named executive officers for the Performance Period that runs from January 1, 2010 through December 31, 2012. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our five LTIP goals for the initial Performance Period (60 percent overall LTIP goal achievement). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our five LTIP goals for the initial Performance Period (80 percent overall LTIP goal achievement). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our five LTIP goals for the initial Performance Period. The target and maximum amounts set forth in the table below include the additional incentive payments equal to 5 percent and 10 percent, respectively, of the named executive officer’s base salaries in effect as of January 1, 2010. Similar to our VPP awards, the ultimate LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the LTIP payouts could be substantially less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the five LTIP goals. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards for 2010 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	91,980	159,140	226,300

Michael Sims	35,372	66,413	97,453

Nancy Parker	34,453	64,688	94,922

Paul Joiner	25,449	47,783	70,116

Tom Lewis	24,623	46,230	67,838

PENSION BENEFITS
Our named executive officers and all other regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2010.

		Number of	Present Value	Payments During
		Years of Credited	of Accumulated	Last Fiscal
Name	Plan Name	Service (#)	Benefit ($)	Year ($)
Terry Smith	Pentegra DB Plan	25.0	1,829,000	—

Michael Sims	Pentegra DB Plan	20.9	930,000	—

Nancy Parker	Pentegra DB Plan	23.8	2,136,000	—

Paul Joiner	Pentegra DB Plan	27.4	2,491,000	—

Tom Lewis	Pentegra DB Plan	7.9	314,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•	Retirement at age 60, the earliest age at which benefits are not reduced for our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2010 commence at age 60 and are discounted to December 31, 2010);

•	Discount rate of 5.54 percent (which is the rate upon which the annual contributions reported in our financial statements are based);

•	Present values are based upon the Unisex 2000 RP Mortality Table (50 percent of the benefit is valued using the generational mortality table for annuities and 50 percent of the benefit is valued using the static mortality table for lump sums); and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2010, this amount was $195,000 at age 65). The annual pension benefit limit is less than $195,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2010, this amount was $245,000).

From time to time, the Internal Revenue Service will increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2011, the Internal Revenue Service did not increase the maximum compensation limit. In addition, the Internal Revenue Service elected not to increase the maximum allowable annual benefit in 2011.
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
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2010 Internal Revenue Code limitation of $245,000 per year. In 2010, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2010, all of our named executive officers had accumulated 7.5 years of credited service at the 2 percent service accrual rate; the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2010, all of our named executive officers were fully vested in their accrued pension benefits.
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
As all of our named executive officers were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. As of December 31, 2010, all of our named executive officers were at least 45 years old and therefore were eligible for early retirement with reduced benefits. Because Mr. Smith, Ms. Parker and Mr. Joiner have met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 60. The early retirement reduction factor applicable to Messrs. Sims and Lewis is 3 percent for each year that the benefit is paid prior to reaching age 60, as neither of them has met the

Rule of 70. As of December 31, 2010, the reductions for Mr. Smith, Mr. Sims, Ms. Parker, Mr. Joiner and Mr. Lewis would have been approximately 9 percent, 45 percent, 3 percent, 3 percent and 39 percent, respectively.
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
NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2010 regarding our Nonqualified Deferred Compensation Plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”). Both plans are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is currently divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

			Aggregate Earnings
	Executive Contributions	Registrant Contributions	(Losses) in Last	Aggregate Withdrawals/	Aggregate Balance at
Name	in Last Fiscal Year ($) (1)	in Last Fiscal Year ($) (2)	Fiscal Year ($) (3)	Distributions ($)	Last Fiscal Year End ($) (4)
Terry Smith
NQDC Plan	2,000	29,100	8	—	91,783
SERP — Group 1	—	250,670	63,986	—	1,087,465
SERP — Group 3	—	74,819	57	—	560,211

	2,000	354,589	64,051	—	1,739,459

Michael Sims
NQDC Plan	2,000	8,400	1	—	18,380
SERP — Group 1	—	66,034	12,882	—	229,383

	2,000	74,434	12,883	—	247,763

Nancy Parker
NQDC Plan	5,000	7,800	2	—	23,181
SERP — Group 1	—	122,153	28,634	—	493,349

	5,000	129,953	28,636	—	516,530

Paul Joiner
NQDC Plan	2,000	1,920	2,083	—	45,352
SERP — Group 1	—	48,664	19,257	—	309,330

	2,000	50,584	21,340	—	354,682

Tom Lewis
NQDC Plan	2,000	1,380	692	—	55,529
SERP — Group 1	—	20,957	6,285	—	104,359
SERP — Group 2	—	—	860	—	7,049

	2,000	22,337	7,837	—	166,937

(1)	All amounts in this column are included in the “Salary” column for 2010 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2010 in the Summary Compensation Table.

(3)	The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2010 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2010 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that either were reported in the summary compensation table for 2007 or 2006 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2010 (2010 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan, the amounts presented exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

				Amounts Not Previously Distributed
				Reportable	Cumulative Earnings
	Amounts Reported in			Compensation	Excluded
	Summary Compensation Table			Related to Years	from Reportable
Name	2010 ($)	2009 ($)	2008 ($)	Prior to 2008 ($)	Compensation ($)	Total ($)
Terry Smith	356,589	344,369	247,823	563,376	227,302	1,739,459

Michael Sims	76,434	56,980	44,855	40,148	29,346	247,763

Nancy Parker	134,953	110,294	95,084	112,252	63,947	516,530

Paul Joiner	52,584	79,121	77,252	75,192	70,533	354,682

Tom Lewis	24,337	23,918	18,383	76,775	23,524	166,937
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,000. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable, except that participants could make new payment elections on or before December 31, 2008 with respect to both the time and form of payments of certain of their NQDC Plan account balances due to transition relief granted by the Internal Revenue Service regarding the application of Section 409A of the Internal Revenue Code to nonqualified deferred compensation plans. Based upon the length of service of our named executive officers, we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2010, the maximum compensation limit for qualified plans was $245,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
Participating executives direct the investment of their NQDC Plan account balances in an array of externally managed mutual funds that are approved from time to time by our Deferred Compensation Investment Committee, which is comprised of several of our senior officers. Participants can choose from among several different investment options, including domestic and international equity funds, bond funds, money market funds and asset allocation funds. The mutual funds offered through the NQDC Plan (and our other non-qualified plans) employ investment strategies that are similar (although not identical) to those used in the funds that are available to participants in our tax-qualified 401(k) plan, which is managed by a different third-party sponsor. Participants can change their investment selections prospectively by contacting the trust administrator. There are no limitations on the frequency and manner in which participants can change their investment selections.
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

SERP
Our SERP was established primarily to provide supplemental retirement benefits to our executive officers. As noted above, our SERP is currently divided into three groups (Group 1, Group 2 and Group 3) based upon differences in participation, vesting characteristics and responsibility for investment decisions. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only one of whom is a named executive officer.
Group 1
All of our named executive officers participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Effective January 1, 2009, Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. Prior to January 1, 2009, Group 1 benefits did not vest until the participant reached age 62. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he or she is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make future contributions to the Group 1 SERP. Participants are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to a participant is based solely on the contributions made by us on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant. Based upon his or her age and years of service with us as of December 31, 2010, Mr. Smith, Ms. Parker and Mr. Joiner are each fully vested in his or her Group 1 benefits. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If installment payments had previously been elected, the Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with the participant’s investment selections. If a participant dies before reaching age 62, his or her Group 1 account balance will be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Deferred Compensation Investment Committee.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into employment agreements with each of the named executive officers. Each of the employment agreements provides that our employment of the executive officer will continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for Cause (as discussed below); (4) termination by us for other than Cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with Good Reason (as discussed below). As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. Within 90 days before each anniversary of the Effective Date, either we or the executive officer may give a written notice of non-renewal and the term of the executive officer’s employment will no longer be automatically extended each year. In the event a notice of non-renewal is given by us or the executive, we may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his or her duties at any time during the unexpired term. In 2010, neither we nor any of the executive officers gave a notice of non-renewal. As a result, an additional year was added to the unexpired term of each of the employment agreements.
For purposes of the employment agreements, Cause is defined to mean any of the following: (i) the executive is convicted of a felony or a crime involving moral turpitude; (ii) the executive’s conduct causes him or her to be barred from employment with us by any law or regulation or by any order of, or agreement with, any regulatory authority; (iii) the executive commits any act involving dishonesty, disloyalty or fraud with respect to us or any of our members; (iv) the executive fails to perform duties which are reasonably directed by our Board of Directors and/or our President and Chief Executive Officer which are consistent with the terms of the employment agreement and the executive’s position with us; (v) gross negligence or willful misconduct by the executive with respect to us or any of our members; or (vi) the executive violates any of our policies or commits a material breach of a material provision of the employment agreement. For purposes of the employment agreements, Good Reason means: (i) a reduction by us of the executive’s job grade in effect as of the Effective Date, (ii) a reduction by us of the executive officer’s title in effect as of the Effective Date, (iii) a reduction by us of the executive’s incentive compensation award range under the VPP in effect as of the Effective Date unless the reduction is the result of our Board of Directors modifying the VPP award ranges for all similarly situated executives, (iv) a reduction by us of the executive’s base salary amount in effect as of the Effective Date or the executive’s current base salary amount, whichever is greater, except if associated with a general reduction in compensation among executives in the same job grade or executives that are similarly situated (which reduction shall not exceed 5 percent of the executive’s base salary amount in effect at the time of the reduction), (v) a requirement by us that the executive relocate his or her permanent residence more than 100 miles, or (vi) we, or substantially all of our assets, are effectively acquired by another FHLBank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes material changes to the executive’s job duties. Good Reason will not exist if the executive voluntarily agrees in writing to the changes described in the immediately preceding sentence.
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
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his or her termination is due to a death or disability or if he or she is otherwise vested, the executive’s Group 1 SERP account balance would become payable to the executive (or his or her beneficiary) either in a lump sum distribution or annual installment payments as described above. Further, in the case of Mr. Smith, his Group 3 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason. Similarly, in the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason.
The employment agreements provide that the executive officer will not be entitled to any other salary, incentive compensation or severance payments other than those specified above or as required by applicable law.
The terms of the employment agreements also specify that the right to receive payments under items (iii) through (vi) above is contingent upon the executive officer signing a general release of all claims against us and refraining from: (1) becoming employed by any other FHLBank or other entity in which the executive officer would serve in a role to affect that entity’s decisions with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; (2) soliciting, contacting, calling upon, communicating with or attempting to communicate with any of our members with which the executive officer had business dealings while employed by us with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; and (3) recruiting, hiring or engaging the services of any of our employees with whom the executive officer had contact during the executive officer’s employment with us for a period of one year after his or her Termination Date. The executive officer may irrevocably elect, prior to his or her Termination Date, not to receive the Termination Payments provided for in items (iii) through (vi) above and, if the executive officer makes such election, he or she will be released from any obligation to comply with clauses (1) and (2) in the immediately preceding sentence.
The following table sets forth the amounts (or, in the case of the pro rata portion of the 2010 LTIP awards, an estimate of the amounts) that would have been payable to our named executive officers as of December 31, 2010 if a Triggering Event had occurred on that date. As of December 31, 2010, health care benefits continuation for these executive officers under our Reduction in Workforce Policy would have ranged from 6 months (in the case of Mr. Lewis) to one year (in the case of Ms. Parker and Messrs. Smith, Sims and Joiner). If the Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and the table below, a “sale”), then a pro rata portion of the named executive officers’ 2010 LTIP awards would also have been payable on December 31, 2010. Because the achievement levels under our 2010 LTIP are not determinable until the end of the three-year Performance Period (i.e., December 31, 2012), the related amounts presented in the table below are estimates that were based solely on the assumption that a determination would have been made that the target objective for each of the five goals contained in our 2010 LTIP had been achieved. Because the LTIP does not address how such a determination would be made if a sale occurred on a date other than the last day of a Performance Period (nor does it address how such a determination would be made in connection with any other significant transaction if such transaction occurred on a date other than the last day of a Performance Period, as discussed below), the calculation of this benefit would be determined by the Compensation and Human Resources Committee in its capacity as the administrator of the plan. As discussed more fully in the narrative preceding the second table in the Grants of Plan-Based Awards section beginning on page 135, the ultimate awards that can be earned by our named executive officers under our LTIP (other than the maximum payouts) can vary significantly. The maximum pro rata 2010 LTIP awards that could have been payable on December 31, 2010 if a sale had occurred on that date would have been equal to one-third of the amounts presented in the “maximum” column of the table presented on page 137 of this report. Specifically, these maximum pro rata amounts would have been $75,433 for Mr. Smith, $32,484 for Mr. Sims, $31,641 for Ms. Parker, $23,372 for Mr. Joiner and $22,613 for Mr. Lewis.

										Total
								Total		Estimated
					Undiscounted			Termination	Estimated	Termination
	Accrued/	Accrued/	Undiscounted		Value of	COBRA		Benefit if	Pro Rata	Benefit if
	Unpaid Base	Unused	Value of	2010	Health Care	Continuation		Triggering Event	2010	Triggering Event
	Salary as of	Vacation as	Base Salary	VPP	Benefits	Coverage Lump		was Unrelated	LTIP	was Related
Name	12/31/10 ($)	of 12/31/10 ($)	Continuation ($)	Award ($)	Continuation ($)	Sum Payment ($)	SERP ($)	to a Sale ($)	Award ($)	to a Sale ($)
Terry Smith	—	—	2,109,092	322,291	12,373	28,307	1,647,676	4,119,739	53,047	4,172,786

Michael Sims	—	7,404	1,112,329	116,222	21,243	48,592	—	1,305,790	22,138	1,327,928

Nancy Parker	—	4,327	1,083,438	113,203	6,615	15,137	493,349	1,716,069	21,563	1,737,632

Paul Joiner	—	27,966	800,299	83,619	21,045	48,592	309,330	1,290,851	15,928	1,306,779

Tom Lewis	—	—	774,297	80,903	10,523	61,268	7,049	934,040	15,410	949,450

The components of the SERP-related payment in the table above are as follows:

	SERP	SERP	SERP	Total
Name	Group 1 ($)	Group 2 ($)	Group 3 ($)	SERP ($)
Terry Smith	1,087,465	—	560,211	1,647,676

Michael Sims	—	—	—	—

Nancy Parker	493,349	—	—	493,349

Paul Joiner	309,330	—	—	309,330

Tom Lewis	—	7,049	—	7,049
If during a three-year LTIP Performance Period a named executive officer’s employment with us is terminated due to death, disability, retirement (provided the officer is age 55 or older with at least 10 years of service at the time of his or her retirement) or special circumstances as approved by our Board of Directors (which may include, but is not limited to, a significant change in a named executive officer’s job responsibilities other than for cause), the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The LTIP award would become vested on the last day of the Performance Period in which the termination occurs and would be payable no later than March 15 of the year following the year in which the award became vested. If a termination of a named executive officer had occurred on December 31, 2010 for any of the reasons cited in the first sentence of this paragraph, the executive (or his or her beneficiary in the event of the executive’s death) would have been entitled (provided that any of the conditions described in that sentence were met) to receive in early 2013 one-third of the 2010 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2012. As of December 31, 2010, Ms. Parker and Mr. Joiner were the only named executive officers that satisfied the eligibility requirements to receive a pro rata 2010 LTIP award in connection with a planned, voluntary retirement. For an estimate of the amounts that would have been payable in early 2013 to our named executive officers under the 2010 LTIP if such executive’s employment with us had been terminated on December 31, 2010 due to his or her death, disability, retirement (in the case of Ms. Parker and Mr. Joiner only) or special circumstances as approved by our Board of Directors, please refer to the column entitled “Estimated Pro Rata 2010 LTIP Award” in the table above and, importantly, the narrative preceding that table.
If during a three-year LTIP Performance Period: (1) we are merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity is merged or consolidated into us; (2) we sell or transfer all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we are liquidated or dissolved (each, a “Significant Transaction”), then any portion of an LTIP award that has not otherwise become vested as of the date of the Significant Transaction would be treated as earned and vested effective as of the date of the Significant Transaction, in a pro rata manner equivalent to the period of time during the Performance Period that the named executive officer participated in the LTIP prior to the date of the Significant Transaction. The pro rata LTIP award would be payable on the date on which the Significant Transaction occurs. In the case of a Significant Transaction, LTIP-related payments are not conditioned upon a termination of the executive’s employment with us. For an estimate of the amounts that would have been payable to our named executive officers under the 2010 LTIP as of December 31, 2010 if a Significant Transaction had occurred on that date, please refer to the column entitled “Estimated Pro Rata 2010 LTIP Award” in the table above and, importantly, the narrative preceding that table.
In the event of the death or disability of any of our named executive officers, we have no obligation to provide any life insurance or disability benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers, with the following exception. Under our short-term disability plan, officers (including but not limited to our executive officers) are entitled to receive an income benefit equal to 100 percent of their base salary for up to 6 months. For non-officers, the plan provides an income benefit equal to 50 percent of their base salary for up to 6 months. In each case, the employee must first use up all of his or her accrued and unused vacation and flex leave. Except as previously noted with regard to our SERP, our qualified and nonqualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from any of the triggering events described above or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his or her deferral election forms and he or she would be entitled to cash out any accrued and unused vacation. Other than the benefits described above in connection with each covered circumstance and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our named executive officers. For a discussion of our retirement benefits program, see pages F-43 through F-46 of this Annual Report on Form 10-K.
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
DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our board of directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he or she determines are not reasonable. For 2010, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number and type of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2010 (subject to a maximum of six meetings). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in each of our quarterly telephonic Audit Committee meetings that were held in connection with the filing of our quarterly and annual reports with the Securities and Exchange Commission and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its committees that were held for any other purpose.

		Fee For
	Annual	Attendance at
	Compensation	Each Regular
	Limit for 2010	Board Meeting
Chairman of the Board	$60,000	$9,500
Vice Chairman of the Board	55,000	8,500
Chairman of the Audit Committee	55,000	8,500
Chairmen of all other Board Committees	50,000	8,000
All other Directors	45,000	7,000
The following table sets forth the actual compensation earned by our directors in 2010. Two of the directors presented in the table, Bobby L. Chain and John B. Stahler, no longer serve on our board of directors. The terms of Messrs. Chain and Stahler expired on December 31, 2010.

					Change in Pension
				Non-equity	Value and Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred Compensation	All Other
Name	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Lee R. Gibson, Chairman in 2010	60,000	—	—	—	—	*	60,000
Mary E. Ceverha, Vice Chairman in 2010	55,000	—	—	—	—	*	55,000
Patricia P. Brister	45,000	—	—	—	—	*	45,000
Bobby L. Chain	50,000	—	—	—	—	*	50,000
James H. Clayton	50,000	—	—	—	—	*	50,000
C. Kent Conine	45,000	—	—	—	—	*	45,000
Julie A. Cripe	45,000	—	—	—	—	*	45,000
Howard R. Hackney	55,000	—	—	—	—	*	55,000
Charles G. Morgan, Jr.	50,000	—	—	—	—	*	50,000
James W. Pate, II	45,000	—	—	—	—	*	45,000
Joseph F. Quinlan, Jr.	45,000	—	—	—	—	*	45,000
Robert M. Rigby	45,000	—	—	—	—	*	45,000
John P. Salazar	45,000	—	—	—	—	*	45,000
Margo S. Scholin	45,000	—	—	—	—	*	45,000
Anthony S. Sciortino	50,000	—	—	—	—	*	50,000
John B. Stahler	50,000	—	—	—	—	*	50,000
Ron G. Wiser	45,000	—	—	—	—	*	45,000

*	Our directors did not receive any other form of compensation in 2010 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was less than $10,000.
Through December 31, 2010, our directors could defer any or all of their fees under the terms of a separate nonqualified deferred compensation plan (the “Directors’ NQDC Plan”). While separate from the NQDC Plan that was available to our highly compensated employees, the Directors’ NQDC Plan operated in a similar manner. Effective January 1, 2011, the NQDC Plan and the Directors’ NQDC Plan were combined into one plan for purposes of administrative efficiencies. All employee and director deferrals that were made prior to January 1, 2011 will continue to be governed by the terms of the NQDC Plan and the Directors’ NQDC Plan, respectively. The provisions of the combined plan relating to employee and director deferrals are substantially the same as those contained in the NQDC Plan and the Directors’ NQDC Plan, respectively. The assets associated with the Directors’ NQDC Plan are held in the same grantor trust that is used for our NQDC Plan and SERP. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable, except that participating board members could make new payment elections on or before December 31, 2008 with respect to both the time and form of payments of certain of their account balances due to transition relief granted by the Internal Revenue Service regarding the application of Section 409A of the Internal Revenue Code to nonqualified deferred compensation plans. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Likewise, directors’ distribution schedules cannot be accelerated (except as was permitted under the transition relief provisions discussed above) but they can be postponed under the same rules that apply to our NQDC Plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to participants in our NQDC Plan. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability under the Directors’ NQDC Plan, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $1,008,000 at December 31, 2010.
We have a policy under which we will reimburse our directors for the travel expenses of a spouse accompanying them to no more than two of our board meetings each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any of our board meetings. In 2010, all but one of the directors presented in the table used this benefit to some extent at a total cost to us of $42,587. As no individual director was reimbursed more than $5,440 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2010, our directors’ Bank-related travel expenses totaled $425,916, not including the spousal travel and meal reimbursements described above.

For 2011, our directors will again receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number and type of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2011 (subject to a maximum of six meetings). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in each of our quarterly telephonic Audit Committee meetings that are held in connection with the filing of our quarterly and annual reports with the Securities and Exchange Commission and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its committees that are held for any other purpose.

		Fee For
	Annual	Attendance
	Compensation	at Each Regular
	Limit for 2011	Board Meeting
Chairman of the Board	$70,000	$11,000
Vice Chairman of the Board	65,000	10,000
Chairman of the Audit Committee	65,000	10,000
Chairmen of all other Board Committees	55,000	8,750
All other Directors	50,000	7,750
In 2011, we will also pay our Chairman of the Board, Lee R. Gibson, $10,000 as compensation for his service as the Chairman of the Council of Federal Home Loan Banks.
Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2010 was, prior to or during 2010, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of February 28, 2011, there were 14,952,080 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of February 28, 2011. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank’s Outstanding Capital Stock

		Percentage of
	Number of	Outstanding
Name and Address of Beneficial Owner	Shares Owned	Shares Owned
Wells Fargo Bank South Central, National Association
2005 Taylor Street, Houston, TX 77007	1,678,185	11.22%

Comerica Bank
1717 Main Street, Dallas, TX 75201	1,275,000	8.53%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are held by member directors who by law must be officers or directors of a member of the Bank. The following table sets forth, as of February 28, 2011, the number of shares owned beneficially by members that have one of their officers or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

		Number	Percentage of
	Bank Director Affiliated with	of Shares	Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Owned **	Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Lee R. Gibson	291,837	1.95%

Texas Bank and Trust Company 300 East Whaley, Longview, TX 75601	Howard R. Hackney	31,674	*

State-Investors Bank 1041 Veterans Boulevard, Metairie, LA 70005	Anthony S. Sciortino	13,606	*

Arkansas Bankers Bank 325 West Capitol Avenue, Suite 300, Little Rock, AR 72201	Joseph F. Quinlan, Jr.	13,092	*

First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr.	7,298	*

Planters Bank and Trust Company 212 Catchings Street, Indianola, MS 38751	James H. Clayton	4,236	*

Liberty Bank 5801 Davis Boulevard, North Richland Hills, TX 76180	Robert M. Rigby	3,819	*

Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	3,538	*

OMNIBANK, N.A. 4328 Old Spanish Trail, Houston, TX 77021	Julie A. Cripe	3,468	*

Pine Bluff National Bank 912 Poplar Street, Pine Bluff, AR 71601	Charles G. Morgan, Jr.	2,490	*

Hot Springs Bank & Trust Company 4446 Central Avenue, Hot Springs, AR 71913	Charles G. Morgan, Jr.	1,042	*

Mississippi National Bankers Bank 300 Concourse Boulevard, Ridgeland, MS 39157	Joseph F. Quinlan, Jr.	1,186	*

All Directors’ Financial Institutions as a group		377,286	2.52%

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 9 of our 16 directors are officers or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
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
Since January 1, 2010, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2010, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2010.
As of December 31, 2010 and 2009, advances outstanding to Directors’ Financial Institutions aggregated $0.704 billion and $1.169 billion, respectively, representing 2.8 percent and 2.5 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 16 directors. Nine of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while seven of our directors were elected by a plurality of our members at-large (“independent directors”). All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included above under Item 10 — Directors, Executive Officers and Corporate Governance.
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

Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Howard R. Hackney, Ron G. Wiser, Mary E. Ceverha, Lee R. Gibson, Charles G. Morgan, Jr., Margo S. Scholin and Darryl D. Swinton, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, John B. Stahler, whose term as a director expired on December 31, 2010, served on our Audit Committee during 2010 and was independent under the Finance Agency’s criteria.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as was the person who served as an Audit Committee member during 2010 and whose term as a director expired on December 31, 2010.
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

Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through such directors’ member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are James H. Clayton, Julie A. Cripe, Lee R. Gibson, Howard R. Hackney, Charles G. Morgan, Jr., Joseph F. Quinlan, Jr., Robert M. Rigby, Anthony S. Sciortino and Ron G. Wiser. The determination that none of our member directors is independent for purposes of the NYSE’s independence standards also applies to John B. Stahler, who served on our Board of Directors during 2010. Mr. Stahler’s term as a member director expired on December 31, 2010.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Mary E. Ceverha, Patricia P. Brister, C. Kent Conine, James W. Pate, II, John P. Salazar, Margo S. Scholin and Darryl D. Swinton. This determination also applies to Bobby L. Chain, who served on our Board of Directors during 2010. Mr. Chain’s term as an independent director expired on December 31, 2010.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Howard R. Hackney, Ron G. Wiser, Lee R. Gibson and Charles G. Morgan, Jr.) is independent under the NYSE standards for audit committees. Additionally, in 2010, John B. Stahler served on our Audit Committee. Our Board of Directors determined that Mr. Stahler, as a member director, was not independent under the NYSE independence standards for audit committee members. Mr. Stahler no longer serves on our Board of Directors as his term expired on December 31, 2010.
Our Board of Directors determined that Mary E. Ceverha, Margo S. Scholin and Darryl D. Swinton, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2010 and 2009 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands)
	Year Ended December 31,
	2010	2009
Audit fees	$722	$852
Audit-related fees	8	8
Tax fees	—	—
All other fees	—	—

Total fees	$730	$860

In 2010 and 2009, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2010 and 2009, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2010 and 2009, the Bank was assessed $55,000 and $64,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2010 and 2009 (and the fees paid for those services) were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
     The financial statements are set forth on pages F-1 through F-54 of this Annual Report on Form 10-K.
(b) Exhibits
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010).

4.1	Capital Plan of the Registrant, as amended and revised on December 11, 2008 and approved by the Federal Housing Finance Agency on March 6, 2009 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated March 6, 2009 and filed with the SEC on March 11, 2009, which exhibit is incorporated herein by reference).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.4	2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.5	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.7	2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.8	2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.9	Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010.

10.10	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective January 1, 2009 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 14, 2009 and filed with the SEC on May 20, 2009, which exhibit is incorporated herein by reference).

10.11	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.12	Form of Employment Agreement between the Registrant and each of its executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.13	Form of 2010 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 28, 2010 and filed with the SEC on June 4, 2010, which exhibit is incorporated herein by reference).

10.14	Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.15	Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.16	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 25, 2011	By	/s/ Terry Smith
Date		Terry Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2011.

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

/s/ Julie A. Cripe
Julie A. Cripe
Director

/s/ Howard R. Hackney
Howard R. Hackney
Director

/s/ Charles G. Morgan, Jr.
Charles G. Morgan, Jr.
Director

/s/ James W. Pate, II
James W. Pate, II
Director

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Director

/s/ Robert M. Rigby
Robert M. Rigby
Director

/s/ John P. Salazar
John P. Salazar
Director

/s/ Margo S. Scholin
Margo S. Scholin
Director

/s/ Anthony S. Sciortino
Anthony S. Sciortino
Director

Darryl D. Swinton
Director

/s/ Ron G. Wiser
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2010.
The Bank’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010, appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 25, 2011

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Cash and due from banks (Note 3)	$1,631,899	$3,908,242
Interest-bearing deposits	208	233
Federal funds sold (Notes 19 and 20)	3,767,000	2,063,000
Trading securities (Note 4)	5,317	4,034
Held-to-maturity securities (a) (Note 6)	8,496,429	11,424,552
Advances (Notes 7, 9 and 19)	25,455,656	47,262,574
Mortgage loans held for portfolio, net of allowance for credit losses of $225 and $240 in 2010 and 2009, respectively (Notes 8, 9 and 19)	207,168	259,617
Accrued interest receivable	43,248	60,890
Premises and equipment, net	24,660	24,789
Derivative assets (Note 14)	38,671	64,984
Other assets	19,814	19,161

TOTAL ASSETS	$39,690,070	$65,092,076

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19)
Interest-bearing	$1,070,028	$1,462,554
Non-interest bearing	24	37

Total deposits	1,070,052	1,462,591

Consolidated obligations, net (Note 11)
Discount notes	5,131,978	8,762,028
Bonds	31,315,605	51,515,856

Total consolidated obligations, net	36,447,583	60,277,884

Mandatorily redeemable capital stock (Note 15)	8,076	9,165
Accrued interest payable	94,417	179,248
Affordable Housing Program (Note 12)	41,044	43,714
Payable to REFCORP (Note 13)	5,593	9,912
Derivative liabilities (Note 14)	1,310	486
Other liabilities, including $11,156 of optional advance commitments carried at fair value under the fair value option at December 31, 2010 (Note 17)	31,583	287,044

Total liabilities	37,699,658	62,270,044

Commitments and contingencies (Notes 12, 13, 14, 16 and 18)

CAPITAL (Notes 15 and 19)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 16,009,091 and 25,317,146 shares in 2010 and 2009, respectively	1,600,909	2,531,715
Retained earnings	452,205	356,282
Accumulated other comprehensive income (loss)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 6)	(63,263)	(66,584)
Postretirement benefits (Note 16)	561	619

Total accumulated other comprehensive income (loss)	(62,702)	(65,965)

Total capital	1,990,412	2,822,032

TOTAL LIABILITIES AND CAPITAL	$39,690,070	$65,092,076

(a)	Fair values: $8,602,589 and $11,381,786 at December 31, 2010 and 2009, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
INTEREST INCOME
Advances	$313,117	$650,894	$1,809,694
Prepayment fees on advances, net	12,824	14,192	6,802
Interest-bearing deposits	339	289	2,595
Federal funds sold	5,672	5,168	96,144
Trading securities	427	—	—
Available-for-sale securities	—	469	10,350
Held-to-maturity securities	134,528	149,996	349,033
Mortgage loans held for portfolio	12,980	16,070	19,773
Other	22	386	345

Total interest income	479,909	837,464	2,294,736

INTEREST EXPENSE
Consolidated obligations
Bonds	234,084	552,584	1,563,357
Discount notes	10,761	206,897	521,373
Deposits	660	1,417	58,281
Mandatorily redeemable capital stock	34	84	1,199
Other borrowings	4	6	168

Total interest expense	245,543	760,988	2,144,378

NET INTEREST INCOME	234,366	76,476	150,358

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(17,202)	(79,942)	—
Net non-credit impairment losses recognized in other comprehensive income	14,648	75,920	—

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(2,554)	(4,022)	—

Service fees	2,818	3,074	3,510
Net gain (loss) on trading securities	459	586	(627)
Net realized gains (losses) on sales of available-for-sale securities	—	843	(919)
Gains on early extinguishment of debt	440	553	8,794
Net gains (losses) on derivatives and hedging activities	(17,739)	193,109	6,679
Losses on other liabilities carried at fair value under the fair value option	(3,575)	—	—
Other, net	5,892	6,212	5,143

Total other income (loss)	(14,259)	200,355	22,580

OTHER EXPENSE
Compensation and benefits	44,037	42,004	34,533
Other operating expenses	28,696	28,921	26,617
Finance Agency/Finance Board	2,923	2,431	1,900
Office of Finance	1,886	1,934	1,763

Total other expense	77,542	75,290	64,813

INCOME BEFORE ASSESSMENTS	142,565	201,541	108,125

Affordable Housing Program	11,641	16,461	8,949
REFCORP	26,185	37,016	19,835

Total assessments	37,826	53,477	28,784

NET INCOME	$104,739	$148,064	$79,341

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	Capital Stock			Accumulated Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2008	23,940	$2,393,980	$211,762	$(570)	$2,605,172
Proceeds from sale of capital stock	20,141	2,014,094	—	—	2,014,094
Repurchase/redemption of capital stock	(11,861)	(1,186,081)	—	—	(1,186,081)
Shares reclassified to mandatorily redeemable capital stock	(725)	(72,511)	—	—	(72,511)
Comprehensive income
Net income	—	—	79,341	—	79,341
Other comprehensive income
Net unrealized losses on available-for-sale securities	—	—	—	(1,618)	(1,618)
Reclassification adjustment for net realized gains and losses on sales of available-for-sale securities included in net income	—	—	—	919	919
Postretirement benefits	—	—	—	(166)	(166)

Total comprehensive income	—	—	—	—	78,476

Dividends on capital stock
Cash	—	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(548)	—	(548)
Stock	743	74,348	(74,348)	—	—

BALANCE, DECEMBER 31, 2008	32,238	3,223,830	216,025	(1,435)	3,438,420
Proceeds from sale of capital stock	5,778	577,763	—	—	577,763
Repurchase/redemption of capital stock	(11,705)	(1,170,576)	—	—	(1,170,576)
Shares reclassified to mandatorily redeemable capital stock	(1,069)	(106,804)	—	—	(106,804)
Comprehensive income
Net income	—	—	148,064	—	148,064
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	2,504	2,504
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	—	(843)	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(78,361)	(78,361)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	2,441	2,441
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	—	9,336	9,336

Postretirement benefits	—	—	—	393	393

Total comprehensive income	—	—	—	—	83,534

Dividends on capital stock
Cash	—	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(123)	—	(123)
Stock	75	7,502	(7,502)	—	—

BALANCE, DECEMBER 31, 2009	25,317	2,531,715	356,282	(65,965)	2,822,032

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL (continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	Capital Stock			Accumulated Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
Proceeds from sale of capital stock	4,504	450,425	—	—	450,425
Repurchase/redemption of capital stock	(13,874)	(1,387,429)	—	—	(1,387,429)
Shares reclassified to mandatorily redeemable capital stock	(24)	(2,434)	—	—	(2,434)
Comprehensive income
Net income	—	—	104,739	—	104,739
Other comprehensive income
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(17,107)	(17,107)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	2,459	2,459
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	—	17,969	17,969

Postretirement benefits	—	—	—	(58)	(58)

Total comprehensive income	—	—	—	—	108,002

Dividends on capital stock
Cash	—	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)
Stock	86	8,632	(8,632)	—	—

BALANCE, DECEMBER 31, 2010	16,009	$1,600,909	$452,205	$(62,702)	$1,990,412

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$104,739	$148,064	$79,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(59,260)	(177,891)	2,105
Concessions on consolidated obligation bonds	8,337	8,721	14,052
Premises, equipment and computer software costs	6,074	5,400	4,309
Non-cash interest on mandatorily redeemable capital stock	26	158	2,048
Increase in trading securities	(1,283)	(664)	(446)
Losses (gains) due to change in net fair value adjustment on derivative and hedging activities	117,008	10,969	(136,419)
Gains on early extinguishment of debt	(440)	(553)	(8,794)
Losses on other liabilities carried at fair value under the fair value option	3,575	—	—
Net realized (gains) losses on sales of available-for-sale securities	—	(843)	919
Credit component of other-than-temporary impairment losses on held-to-maturity securities	2,554	4,022	—
Net realized loss on disposition of premises and equipment	—	24	—
Decrease in accrued interest receivable	17,621	84,402	43,699
Decrease (increase) in other assets	(3,198)	(412)	1,124
Increase (decrease) in Affordable Housing Program (AHP) liability	(2,670)	647	(4,373)
Increase (decrease) in accrued interest payable	(84,846)	(334,856)	172,400
Decrease (increase) in excess REFCORP contributions	—	16,881	(16,881)
Increase (decrease) in payable to REFCORP	(4,319)	9,912	(8,301)
Increase (decrease) in other liabilities	12,698	(1,468)	718

Total adjustments	11,877	(375,551)	66,160

Net cash provided by (used in) operating activities	116,616	(227,487)	145,501

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(71,931)	3,780,204	(3,803,780)
Net decrease (increase) in federal funds sold	(1,704,000)	(191,000)	5,228,000
Net decrease in loans to other FHLBanks	—	—	400,000
Net decrease in short-term held-to-maturity securities	—	—	991,508
Proceeds from sales of available-for-sale securities	—	87,019	314,187
Proceeds from maturities of available-for-sale securities	—	42,506	267,986
Purchases of available-for-sale securities	—	—	(350,466)
Proceeds from maturities of long-term held-to-maturity securities	4,057,249	3,182,359	1,679,318
Purchases of long-term held-to-maturity securities	(1,078,810)	(2,940,120)	(6,054,558)
Principal collected on advances	272,896,354	440,103,678	897,402,934
Advances made	(251,049,538)	(426,766,387)	(911,508,439)
Principal collected on mortgage loans held for portfolio	51,960	66,837	54,016
Purchases of premises, equipment and computer software	(6,303)	(9,991)	(2,284)

Net cash provided by (used in) investing activities	23,094,981	17,355,105	(15,381,578)

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	(813,585)	135,722	(1,435,188)
Net proceeds from (payments on) derivative contracts with financing elements	(19,504)	55,464	10,295
Net proceeds from issuance of consolidated obligations
Discount notes	112,252,847	260,438,392	592,181,060
Bonds	25,239,468	43,596,571	52,865,676
Debt issuance costs	(5,399)	(9,842)	(6,762)
Proceeds from assumption of debt from other FHLBanks	—	—	139,354
Payments for maturing and retiring consolidated obligations
Discount notes	(115,873,655)	(268,297,978)	(599,583,888)
Bonds	(45,327,375)	(48,377,201)	(29,261,827)
Payments to other FHLBanks for assumption of debt	—	—	(487,154)
Proceeds from issuance of capital stock	450,425	577,763	2,014,094
Proceeds from issuance of mandatorily redeemable capital stock	111	73	—
Payments for redemption of mandatorily redeemable capital stock	(3,662)	(188,347)	(67,254)
Payments for repurchase/redemption of capital stock	(1,387,429)	(1,170,576)	(1,186,081)
Cash dividends paid	(182)	(182)	(182)

Net cash provided by (used in) financing activities	(25,487,940)	(13,240,141)	15,182,143

Net increase (decrease) in cash and cash equivalents	(2,276,343)	3,887,477	(53,934)
Cash and cash equivalents at beginning of the year	3,908,242	20,765	74,699

Cash and cash equivalents at end of the year	$1,631,899	$3,908,242	$20,765

Supplemental disclosures
Interest paid	$275,991	$1,125,332	$2,023,458

AHP payments, net	$14,311	$15,814	$13,322

REFCORP payments	$30,504	$10,223	$45,017

Stock dividends issued	$8,632	$7,502	$74,348

Dividends paid through issuance of mandatorily redeemable capital stock	$2	$123	$548

Capital stock reclassified to mandatorily redeemable capital stock, net	$2,434	$106,804	$72,511

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
     The Office of Finance facilitates the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations). As provided by the FHLB Act, as amended, and Finance Agency regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 12 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are the FHLBanks’ primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members; in addition, the Bank offers interest rate swaps, caps and floors to its members. Further, the Bank provides its members with a variety of correspondent banking services, including overnight and term deposit accounts, wire transfer services, securities safekeeping and securities pledging services. Until December 31, 2010, the Bank provided its members with reserve pass-through and settlement services.
Note 1—Summary of Significant Accounting Policies
     Use of Estimates and Assumptions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency residential mortgage-backed securities for other-than-temporary impairment. Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.

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
     The Bank evaluates outstanding available-for-sale and held-to-maturity securities for other-than-temporary impairment on at least a quarterly basis. An investment security is impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, the credit portion of previous other-than-temporary impairments and hedging. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that revised the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity. The Bank adopted this guidance effective January 1, 2009. In accordance with this guidance, the Bank considers the impairment of a debt security to be other than temporary if the Bank (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell the security). Further, an impairment is considered to be other than temporary if the Bank’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”). Prior to January 1, 2009, an other-than-temporary impairment was deemed to have occurred if it was probable that the Bank would be unable to collect all amounts due according to the contractual terms of the debt security.
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
     Advances. The Bank reports advances at their principal amount outstanding, net of unearned commitment fees and deferred prepayment fees, if any, as discussed below. The Bank credits interest on advances to income as earned.
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago, the Bank invested in government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) and conventional residential mortgage loans that were originated by certain of its participating financial institutions (“PFIs”) during the period from 1998 to mid-2003. Under its then existing arrangement with the FHLBank of Chicago, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
     The Bank classifies mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums and discounts. The Bank credits interest on mortgage loans to income as earned. The Bank amortizes premiums and accretes discounts to interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Future prepayments of principal are not anticipated under this method. The Bank has the ability and intent to hold these mortgage loans until maturity.
     Allowance For Credit Losses. An allowance for credit losses is separately established for each of the Bank’s identified portfolio segments, if necessary, to provide for probable losses inherent in its financing receivables portfolio and other off-balance sheet credit exposures as of the balance sheet date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 9 — Allowance for Credit Losses for information regarding the determination of the allowance for credit losses.
     A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other extensions of credit to members, collectively referred to as “extensions of credit to members;” (2) government-guaranteed/insured mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.
     Classes of financing receivables are generally a disaggregation of a portfolio segment and are determined on the basis of their initial measurement attribute, the risk characteristics of the financing receivable and an entity’s method for monitoring and assessing credit risk. Because the credit risk arising from the Bank’s financing receivables is assessed and measured at the portfolio segment level, the Bank does not have separate classes of financing receivables within each of its portfolio segments.
     The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income until it recovers all interest, and then as a reduction of principal. A loan on non-accrual status may be restored to accrual status when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) the loan otherwise becomes well secured and in the process of collection. Government-guaranteed/insured loans are not placed on nonaccrual status.
     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral-dependent loans that are on non-accrual status are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A collateral-dependent loan is impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as it is for non-accrual loans noted above.
     The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.
     Real Estate Owned. Real estate owned includes assets that have been received in satisfaction of debt or as a result of actual or in-substance foreclosures. Real estate owned is initially recorded (and subsequently carried at the lower of cost or fair value less estimated costs to sell) as other assets in the statements of condition. If the fair value of the real estate owned less estimated costs to sell is less than the recorded investment in the mortgage loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statements of income.
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2010 and 2009, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $26,498,000 and $24,292,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $3,794,000, $3,260,000 and $2,649,000 during the years ended December 31, 2010, 2009 and 2008, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2010 and 2009, the Bank had $4,783,000 and $4,422,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $2,280,000, $2,140,000 and $1,660,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
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
     Although mandatorily redeemable capital stock is excluded from capital for financial reporting purposes, it is considered capital for regulatory purposes. See Note 15 for more information, including restrictions on stock redemption.
     Affordable Housing Program. The FHLB Act requires each FHLBank to establish and fund an Affordable Housing Program (“AHP”) (see Note 12). The Bank charges the required funding for AHP to earnings and establishes a liability. The Bank makes AHP funds available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.
     Resolution Funding Corporation. Although the Bank is exempt from ordinary federal, state, and local taxation except for local real estate taxes, it is generally required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”), an entity established by Congress in 1989 to provide funding for the resolution of insolvent thrift institutions. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. To enable REFCORP to perform these calculations, each of the FHLBanks provides quarterly earnings information to REFCORP. The Bank charges its REFCORP assessments to earnings as incurred. See Note 13 for more information.
     Prepayment Fees. The Bank charges a prepayment fee when members/borrowers prepay certain advances before their original maturities. The Bank records prepayment fees received from members/borrowers net of hedging adjustments included in the book basis of the prepaid advance, if any, as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances), as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance. If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is recorded in interest income on advances. If the Bank determines that the advance should be treated as a new advance, or in instances where no new advance is funded, it records the net fees as “prepayment fees on advances” in the interest income section of the statements of income.
     Commitment Fees. The Bank defers commitment fees for advances and, with the exception of those fees associated with certain optional advance commitments described in Note 17, amortizes them to interest income using the level-yield method over the life of the advance. The Bank records commitment fees for letters of credit as a deferred credit when it receives the fees and amortizes them over the term of the letter of credit using the straight-line method.

     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $6,073,000 and $9,011,000 at December 31, 2010 and 2009, respectively, and are included in other assets on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $8,337,000, $8,721,000 and $14,052,000 during the years ended December 31, 2010, 2009 and 2008, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $429,000, $1,231,000 and $4,960,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2010, 2009 and 2008, respectively.
     Discounts and Premiums on Consolidated Obligations. The Bank expenses the discounts on consolidated obligation discount notes using the level-yield method over the term to maturity of the related notes. It accretes the discounts and amortizes the premiums on consolidated obligation bonds to expense using the level-yield method over the term to maturity of the bonds.
     Finance Agency/Finance Board and Office of Finance Expenses. The Bank is assessed its proportionate share of the costs of operating the Finance Agency and the Office of Finance. The assessment for the FHLBanks’ portion of the Finance Agency’s operating and capital expenditures is allocated among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks determined as of June 30 of each year. The Finance Board allocated its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined outstanding capital stock determined as of August 31 of each year (including those amounts classified as mandatorily redeemable). Prior to January 1, 2011, the operating and capital expenditures of the Office of Finance were shared on a pro rata basis with one-third based on each FHLBank’s percentage of total outstanding capital stock (as of the prior month end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s issuance of consolidated obligations (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end). Beginning January 1, 2011, the expenses of the Office of Finance are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end) and one-third divided equally among the 12 FHLBanks. These costs are included in the other expense section of the statements of income.
     Estimated Fair Values. Some of the Bank’s financial instruments (e.g., advances) lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatility, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values for these financial instruments. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. The estimated fair values of the Bank’s financial instruments are presented in Note 17.
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
     Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance that amends the consolidation guidance for variable interest entities (“VIEs”). This guidance eliminates the exemption for qualifying special purpose entities, establishes a more qualitative evaluation to determine the primary beneficiary based on power and the obligation to absorb losses or right to receive benefits, and requires ongoing reassessments to determine if an entity must consolidate a VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The Bank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The Bank evaluated its investments in VIEs during the year ended December 31, 2010 and determined that consolidation accounting is not required under the new accounting guidance because the Bank is not the primary beneficiary. The Bank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision-maker nor does it have the unilateral ability to replace a key decision-maker. Additionally, because the Bank holds the senior interest, rather than the residual interest, in these investments, the Bank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the Bank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. Therefore, the Bank’s adoption of this guidance on January 1, 2010 has not had any impact on its results of operations or financial condition.
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
     Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance was effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption was permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The Bank adopted this guidance on July 1, 2010 and the adoption did not have any impact on the Bank’s results of operations or financial condition.
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The adoption of this portion of the ASU did not have any impact on the Bank’s results of operations or financial condition. The required period-end disclosures are presented in Notes 1 and 9. Except for disclosures related to troubled debt restructurings, which have been indefinitely deferred, the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The adoption of this portion of the ASU will similarly not have any impact on the Bank’s results of operations or financial condition and it is not expected to significantly expand the Bank’s financial statement footnote disclosures.
Note 3—Cash and Due from Banks
     Required Clearing Balances. The Bank maintained average required balances (excluding pass-through deposits) with the Federal Reserve Bank of Dallas of approximately $20,000,000 for the years ended December 31, 2010 and 2009. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of Dallas.
     Pass-through Deposit Reserves. Until December 31, 2010, the Bank acted as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. At December 31, 2009, the amount reported as cash and due from banks included $271,793,000 of pass-through reserves deposited with the Federal Reserve Bank of Dallas. The Bank did not have any member pass-through deposit reserves at December 31, 2010. Member reserve balances as of December 31, 2009 are included in other liabilities on the statement of condition.
Note 4—Trading Securities
     Major Security Types. Trading securities as of December 31, 2010 and 2009 were comprised solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.
     Net gain (loss) on trading securities during the years ended December 31, 2010, 2009 and 2008 included changes in net unrealized holding gain (loss) of $459,000, $619,000 and ($593,000) for securities that were held on December 31, 2010, 2009 and 2008, respectively.
Note 5—Available-for-Sale Securities
     The Bank did not hold any securities that were classified as available-for-sale at December 31, 2010 or 2009.
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

Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2010 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$51,946	$—	$51,946	$331	$217	$52,060

Mortgage-backed securities
U.S. government guaranteed obligations	20,038	—	20,038	70	—	20,108
Government-sponsored enterprises	8,096,361	—	8,096,361	128,732	2,068	8,223,025
Non-agency residential mortgage-backed securities	391,347	63,263	328,084	—	20,688	307,396

	8,507,746	63,263	8,444,483	128,802	22,756	8,550,529

Total	$8,559,692	$63,263	$8,496,429	$129,133	$22,973	$8,602,589

     Held-to-maturity securities as of December 31, 2009 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$58,812	$—	$58,812	$425	$174	$59,063
State housing agency obligation	2,945	—	2,945	—	230	2,715

	61,757	—	61,757	425	404	61,778

Mortgage-backed securities
U.S. government guaranteed obligations	24,075	—	24,075	8	73	24,010
Government-sponsored enterprises	10,837,865	—	10,837,865	78,135	53,295	10,862,705
Non-agency residential mortgage-backed securities	511,382	66,584	444,798	—	68,682	376,116
Non-agency commercial mortgage-backed securities	56,057	—	56,057	1,120	—	57,177

	11,429,379	66,584	11,362,795	79,263	122,050	11,320,008

Total	$11,491,136	$66,584	$11,424,552	$79,688	$122,454	$11,381,786

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2010. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	2	$21,303	$217	—	$—	$—	2	$21,303	$217

Mortgage-backed securities
Government-sponsored enterprises	23	398,522	434	34	792,031	1,634	57	1,190,553	2,068
Non-agency residential mortgage-backed securities	—	—	—	39	307,396	83,951	39	307,396	83,951

	23	398,522	434	73	1,099,427	85,585	96	1,497,949	86,019

Total	25	$419,825	$651	73	$1,099,427	$85,585	98	$1,519,252	$86,236

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

     At December 31, 2010, the gross unrealized losses on the Bank’s held-to-maturity securities were $86,236,000, of which $83,951,000 was attributable to its holdings of non-agency (i.e., private label) residential mortgage-backed securities and $2,285,000 was attributable to other securities. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): Moody’s Investors Service (“Moody’s”), Standard and Poor’s (“S&P”) and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 22 non-agency residential mortgage-backed securities with an aggregate carrying value of $219,860,000, all of the securities held by the Bank carried the highest investment grade credit rating by each of the organizations that rated the respective securities at December 31, 2010. Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”), the Bank expects that its holdings of U.S. government guaranteed debentures and government-sponsored enterprise MBS that were in an unrealized loss position at December 31, 2010 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2010.
     As of December 31, 2010, the gross unrealized losses on the Bank’s holdings of non-agency residential MBS (“RMBS”) totaled $83,951,000, which represented 21.5 percent of the securities’ amortized cost at that date. The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally elevated the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Although this risk remains somewhat elevated, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2010 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
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
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2010 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2010 assumed current-to-trough home price declines ranging from 1 percent to 10 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined it is likely that it will not fully recover the amortized cost bases of 13 of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired during 2010. The difference between the present value of the cash flows expected to be collected from these 13 securities and their amortized cost bases (i.e., the credit losses) aggregated $2,554,000 in 2010. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings.
     Of the 13 securities that were deemed to be other-than-temporarily impaired during 2010, 7 securities had previously been deemed to be other-than-temporarily impaired during 2009. The credit losses associated with 6 of these 7 securities were reclassified from accumulated other comprehensive income (loss) to earnings during the year ended December 31, 2010 as the estimated fair values of these securities were greater than their carrying values at the date(s) they were determined to be other-than-temporarily impaired. The following tables set forth additional information for each of the securities that have been deemed to be other-than-temporarily impaired through December 31, 2010 (in thousands). The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of December 31, 2010.

			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Period of		Credit	Non-Credit		Credit	Non-Credit
	Initial	Credit	Component	Component	Total	Component	Component	Total
	Impairment	Rating	of OTTI	of OTTI	OTTI	of OTTI	of OTTI	OTTI
Security #1	Q1 2009	Triple-C	$428	$(428)	$—	$1,369	$11,770	$13,139
Security #2	Q1 2009	Triple-C	46	(46)	—	16	13,060	13,076
Security #3	Q2 2009	Double-C	1,492	(1,492)	—	1,978	17,380	19,358
Security #4	Q2 2009	Triple-C	24	(24)	—	77	8,508	8,585
Security #5	Q3 2009	Triple-C	291	(291)	—	284	11,454	11,738
Security #6	Q3 2009	Triple-C	171	(171)	—	277	10,225	10,502
Security #7	Q3 2009	Triple-B	60	52	112	21	3,523	3,544
Security #8	Q1 2010	Triple-C	13	4,977	4,990	—	—	—
Security #9	Q1 2010	Single-B	7	1,922	1,929	—	—	—
Security #10	Q4 2010	Triple-C	1	3,045	3,046	—	—	—
Security #11	Q4 2010	Triple-C	1	3,061	3,062	—	—	—
Security #12	Q4 2010	Double-B	11	1,891	1,902	—	—	—
Security #13	Q4 2010	Triple-C	9	2,152	2,161	—	—	—

Totals			$2,554	$14,648	$17,202	$4,022	$75,920	$79,942

			Cumulative from Period of Initial
	December 31, 2010		Impairment Through December 31, 2010		December 31, 2010
	Unpaid		Non-Credit	Accretion of		Estimated
	Principal	Amortized	Component of	Non-Credit	Carrying	Fair
	Balance	Cost	OTTI	Component	Value	Value
Security #1	$16,554	$14,744	$11,342	$4,539	$7,941	$9,847
Security #2	18,451	18,388	13,014	4,659	10,033	12,308
Security #3	38,770	35,279	15,888	6,027	25,418	31,268
Security #4	12,571	12,469	8,484	2,886	6,871	7,635
Security #5	20,987	20,409	11,163	3,551	12,797	12,936
Security #6	17,824	17,372	10,054	3,214	10,532	10,231
Security #7	6,891	6,817	3,575	991	4,233	4,429
Security #8	10,279	10,266	4,977	1,040	6,329	6,611
Security #9	4,529	4,523	1,922	398	2,999	3,060
Security #10	8,025	8,025	3,045	—	4,980	4,980
Security #11	10,153	10,152	3,061	—	7,091	7,091
Security #12	5,220	5,209	1,891	—	3,318	3,318
Security #13	6,543	6,534	2,152	—	4,382	4,382

Totals	$176,797	$170,187	$90,568	$27,305	$106,924	$118,096

     For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2010, the following table presents a summary of the significant inputs used to measure the amount of the most recent credit loss recognized in earnings (dollars in thousands):

				Quarterly	Significant Inputs(2)			Current Credit
			Unpaid Principal	Period of	Projected	Projected	Projected	Enhancement
	Year of	Collateral	Balance as of	Most Recent	Prepayment	Default	Loss	as of December 31,
	Securitization	Type(1)	December 31, 2010	Impairment	Rate	Rate	Severity	2010(3)
Security #1	2005	Alt-A/Option ARM	$16,554	Q2 2010	6.8%	75.0%	47.5%	34.3%
Security #2	2005	Alt-A/Option ARM	18,451	Q4 2010	9.5%	65.3%	50.7%	49.4%
Security #3	2006	Alt-A/Fixed Rate	38,770	Q4 2010	14.9%	33.3%	47.8%	7.2%
Security #4	2005	Alt-A/Option ARM	12,571	Q4 2010	9.4%	60.8%	41.8%	46.5%
Security #5	2005	Alt-A/Option ARM	20,987	Q4 2010	8.5%	72.6%	48.0%	45.4%
Security #6	2005	Alt-A/Option ARM	17,824	Q3 2010	10.1%	53.8%	35.1%	25.9%
Security #7	2004	Alt-A/Option ARM	6,891	Q1 2010	9.5%	52.6%	37.7%	31.8%
Security #8	2005	Alt-A/Option ARM	10,279	Q4 2010	6.9%	68.1%	34.0%	44.5%
Security #9	2005	Alt-A/Option ARM	4,529	Q2 2010	10.6%	48.2%	38.2%	44.1%
Security #10	2005	Alt-A/Option ARM	8,025	Q4 2010	9.8%	61.8%	42.1%	44.4%
Security #11	2005	Alt-A/Option ARM	10,153	Q4 2010	9.4%	63.3%	40.5%	49.4%
Security #12	2004	Alt-A/Option ARM	5,220	Q4 2010	8.1%	58.0%	42.1%	36.0%
Security #13	2005	Alt-A/Option ARM	6,543	Q4 2010	9.9%	54.9%	35.7%	46.8%

Total			$176,797

(1)	Security #1 and Security #5 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

     The following table presents a rollforward for the years ended December 31, 2010 and 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Year Ended December 31,
	2010	2009
Balance of credit losses, beginning of year	$4,022	$—
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	42	4,022
Credit losses on securities for which an other-than-temporary impairment was previously recognized	2,512	—

Balance of credit losses, end of year	$6,576	$4,022

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at December 31, 2010.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2010 and 2009 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Debentures
Due in one year or less	$—	$—	$—	$249	$249	$250
Due after one year through five years	2,555	2,555	2,598	3,607	3,607	3,689
Due after five years through ten years	27,871	27,871	28,159	31,703	31,703	32,046
Due after ten years	21,520	21,520	21,303	26,198	26,198	25,793

	51,946	51,946	52,060	61,757	61,757	61,778
Mortgage-backed securities	8,507,746	8,444,483	8,550,529	11,429,379	11,362,795	11,320,008

Total	$8,559,692	$8,496,429	$8,602,589	$11,491,136	$11,424,552	$11,381,786

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $105,046,000 and $150,047,000 at December 31, 2010 and 2009, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2010 and 2009 (in thousands):

	2010	2009
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$51,946	$61,757

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	821	937
Collateralized mortgage obligations
Fixed-rate	1,620	58,033
Variable-rate	8,505,305	11,370,409

	8,507,746	11,429,379

Total	$8,559,692	$11,491,136

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2010 or 2009.

Note 7—Advances
     Redemption Terms. At December 31, 2010 and 2009, the Bank had advances outstanding at interest rates ranging from 0.05 percent to 8.61 percent and 0.03 percent to 8.61 percent, respectively, as summarized below (in thousands).

	2010		2009
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Overdrawn demand deposit accounts	$171	4.10%	$181	4.05%

2010	—	—	14,909,262	0.98
2011	12,362,781	0.70	7,059,173	1.27
2012	1,511,311	3.15	8,163,416	0.80
2013	2,927,555	2.17	8,637,127	0.86
2014	1,419,491	1.11	1,262,879	0.99
2015	736,210	2.97	416,906	3.67
Thereafter	3,389,605	3.78	3,176,260	3.86
Amortizing advances*	2,713,632	4.40	3,282,368	4.53

Total par value	25,060,756	1.93%	46,907,572	1.44%

Deferred prepayment fees	(31,290)		(1,935)
Commitment fees	(105)		(110)
Hedging adjustments	426,295		357,047

Total	$25,455,656		$47,262,574

*	Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2010 and 2009, the Bank had aggregate prepayable and callable advances totaling $170,349,000 and $210,151,000, respectively.
     The following table summarizes advances at December 31, 2010 and 2009, by the earliest of year of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Year of Contractual Maturity or Next Call Date	2010	2009
Overdrawn demand deposit accounts	$171	$181

2010	—	14,975,701
2011	12,437,799	7,082,672
2012	1,534,056	8,187,107
2013	2,953,639	8,664,137
2014	1,433,491	1,277,606
2015	750,082	412,830
Thereafter	3,237,886	3,024,970
Amortizing advances	2,713,632	3,282,368

Total par value	$25,060,756	$46,907,572

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2010 and 2009, the Bank had putable advances outstanding totaling $3,486,421,000 and $4,037,221,000, respectively.

     The following table summarizes advances at December 31, 2010 and 2009, by the earlier of year of contractual maturity or next possible put date (in thousands):

Year of Contractual Maturity or Next Put Date	2010	2009
Overdrawn demand deposit accounts	$171	$181

2010	—	17,653,132
2011	15,288,601	7,288,623
2012	1,494,561	8,149,166
2013	2,476,955	8,166,527
2014	1,409,091	1,252,479
2015	565,210	235,906
Thereafter	1,112,535	879,190
Amortizing advances	2,713,632	3,282,368

Total par value	$25,060,756	$46,907,572

     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2010 and 2009, the Bank had advances of $6,497,500,000 and $24,247,000,000, respectively, outstanding to its two largest borrowers, Wells Fargo Bank South Central, National Association (“Wells Fargo”) and Comerica Bank, which represented 26 percent and 52 percent, respectively, of total advances outstanding at those dates. The interest income from advances to these institutions totaled $59,081,000, $230,569,000 and $818,241,000 during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Bank recognized in earnings $4,290,000 of gross prepayment fees related to prepaid advances from Wells Fargo during the year ended December 31, 2010.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at December 31, 2010 and 2009 (in thousands, based upon par amount):

	2010	2009
Fixed-rate
Due in one year or less	$7,688,427	$9,878,443
Due after one year	10,607,136	12,438,216

Total fixed rate	18,295,563	22,316,659

Variable-rate
Due in one year or less	4,690,851	5,062,871
Due after one year	2,074,342	19,528,042

Total variable-rate	6,765,193	24,590,913

Total par value	$25,060,756	$46,907,572

     At December 31, 2010 and 2009, 47 percent and 49 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2010, 2009 and 2008 were $53,187,000, $34,362,000 and $30,473,000, respectively. During the years ended December 31, 2010, 2009 and 2008, the Bank deferred $32,217,000, $1,184,000 and $88,000 of these gross advance prepayment fees.

Note 8—Mortgage Loans Held for Portfolio
     Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF Program (see Note 1). The following table presents information as of December 31, 2010 and 2009 for mortgage loans held for portfolio (in thousands):

	2010	2009
Fixed-rate medium-term* single-family mortgages	$48,102	$63,737
Fixed-rate long-term single-family mortgages	157,896	194,273
Premiums	1,681	2,227
Discounts	(286)	(380)

Total mortgage loans held for portfolio	$207,393	$259,857

*	Medium-term is defined as an original term of 15 years or less.
     The unpaid principal balance of mortgage loans held for portfolio at December 31, 2010 and 2009 was comprised of government-guaranteed/insured loans totaling $97,867,000 and $118,977,000, respectively, and conventional loans totaling $108,131,000 and $139,033,000, respectively.
     PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2010, 2009 and 2008, mortgage loan interest income was reduced by CE fees totaling $127,000, $120,000 and $174,000, respectively.
Note 9—Allowance for Credit Losses
     The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members, government-guaranteed/insured mortgage loans held for portfolio, and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (redefined by the HER Act to include all FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans and securities representing a whole interest in such loans. Further, the HER Act added secured loans for community development activities as eligible collateral to support advances to Community Financial Institutions. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
     Each member/borrower of the Bank executes a security agreement pursuant to which such member/borrower grants a security interest in favor of the Bank in certain assets of such member/borrower. The agreements under which a member grants a security interest fall into one of two general structures. In the first structure, the member grants a security interest in all of its assets that are included in the eligible collateral categories, as described in the preceding paragraph, which the Bank refers to as a “blanket lien.” If a member has an investment grade credit rating from an NRSRO, the member may request that its blanket lien be modified, such that the member grants in favor of the Bank a security interest limited to certain of the eligible collateral categories (i.e., whole first residential mortgages, securities, term deposits in the Bank and other real estate-related collateral). In the second structure, the member grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies such members as being on “specific collateral only status.”
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
     The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion. Further, the collateral they pledge is generally subject to larger haircuts (depending on the credit rating of the member/borrower from time to time) than are applied to similar types of collateral pledged by members under a blanket lien arrangement.
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
     On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2010.
     The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
     The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2010, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
     The Bank has never experienced a credit loss on an advance or any other extension of credit to a member/borrower and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on its extensions of credit to members/borrowers. Accordingly, the Bank has not provided any allowance for credit losses on advances, nor has it recorded any liabilities to reflect an allowance for credit losses related to its off-balance sheet credit exposures.
     Mortgage Loans — Government-guaranteed/Insured. The Bank’s government-guaranteed/insured fixed-rate mortgage loans are insured or guaranteed by the FHA or the DVA. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed/insured mortgage loans.
     Mortgage Loans — Conventional Mortgage Loans. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF Program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.

     The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for conventional mortgage loans at December 31, 2010 and 2009 (dollar amounts in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	December 31, 2010			December 31, 2009
		Government-			Government-
		Guaranteed/			Guaranteed/
	Conventional Loans	Insured Loans	Total	Conventional Loans	Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$2,092	$4,993	$7,085	$1,740	$6,710	$8,450
60-89 days delinquent	919	1,406	2,325	562	1,997	2,559
90 days or more delinquent	1,254	857	2,111	1,115	2,515	3,630

Total past due	4,265	7,256	11,521	3,417	11,222	14,639

Total current loans	103,866	90,611	194,477	135,616	107,755	243,371

Total mortgage loans	$108,131	$97,867	$205,998	$139,033	$118,977	$258,010

Other delinquency statistics:
In process of foreclosure(1)	$678	$73	$751	$272	$1,271	$1,543

Serious delinquency rate (2)	1.2%	0.9%	1.0%	0.8%	2.1%	1.4%

Past due 90 days or more and still accruing interest (3)	$—	$857	$857	$—	$2,515	$2,515

Non-accrual loans	$1,254	$—	$1,254	$1,115	$—	$1,115

Troubled debt restructurings	$—	$—	$—	$—	$—	$—

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
     At December 31, 2010 and 2009, the Bank’s other assets included $126,000 and $80,000, respectively, of real estate owned.
     Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At December 31, 2010, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $225,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$240	$261	$263
Chargeoffs	(15)	(21)	(2)

Balance, end of year	$225	$240	$261

Note 10—Deposits
     The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.05 percent, 0.10 percent and 1.97 percent during 2010, 2009 and 2008, respectively. For additional information regarding other interest-bearing deposits, see Note 14.
     The following table details interest-bearing and non-interest bearing deposits as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Interest-bearing
Demand and overnight	$989,902	$1,306,066
Term	80,126	156,488
Non-interest bearing (other)	24	37

Total deposits	$1,070,052	$1,462,591

     The aggregate amount of time deposits with a denomination of $100,000 or more was $80,067,000 and $155,897,000 as of December 31, 2010 and 2009, respectively.
Note 11—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its balance sheet only that portion of the consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 18.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $796 billion and $931 billion at December 31, 2010 and 2009, respectively. The Bank was the primary obligor on $36.2 billion and $59.9 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as LIBOR or the federal funds rate. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
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
     Conversion bonds have coupons that convert from fixed to variable, or from variable to fixed, on predetermined dates.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2010 and 2009 (in thousands, at par value).

	2010	2009
Fixed-rate	$14,582,605	$26,648,455
Simple variable-rate	13,411,000	20,560,000
Step-up	3,001,500	3,473,000
Variable that converts to fixed	83,000	365,000
Step-down	—	125,000

Total par value	$31,078,105	$51,171,455

     At December 31, 2010 and 2009, 82 percent and 90 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 14 percent and 41 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped to a different variable rate index.
     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2010 and 2009, by year of contractual maturity (in thousands):

	2010		2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate
2010	$—	—%	$30,951,315	1.18%
2011	18,269,685	0.86	9,163,685	1.52
2012	6,107,905	2.17	5,569,440	2.40
2013	1,465,000	2.59	1,085,000	3.39
2014	1,400,440	2.65	1,191,440	3.39
2015	883,255	2.69	603,255	3.76
Thereafter	2,951,820	3.28	2,607,320	4.11

Total par value	31,078,105	1.56	51,171,455	1.65

Premiums	51,349		85,618
Discounts	(11,977)		(15,451)
Hedging adjustments	198,128		274,234

Total	$31,315,605		$51,515,856

     At December 31, 2010 and 2009, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2010	2009
Non-callable bonds	$26,278,890	$44,056,715
Callable bonds	4,799,215	7,114,740

Total par value	$31,078,105	$51,171,455

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2010 and 2009, by the earlier of year of contractual maturity or next possible call date (in thousands, at par value):

Year of Contractual Maturity or Next Call Date	2010	2009
2010	$—	$35,970,315
2011	21,479,505	8,743,005
2012	6,594,905	4,358,440
2013	1,545,000	890,000
2014	440,440	216,440
2015	336,255	311,255
Thereafter	682,000	682,000

Total par value	$31,078,105	$51,171,455

     Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. At December 31, 2010 and 2009, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average Implied
	Book Value	Par Value	Interest Rate

December 31, 2010	$5,131,978	$5,132,613	0.15%

December 31, 2009	$8,762,028	$8,764,942	0.27%

     At December 31, 2010 and 2009, 18 percent and 73 percent, respectively, of the Bank’s consolidated obligation discount notes were swapped to a variable rate.
Note 12—Affordable Housing Program
     Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Historically, the Bank has provided subsidies under its AHP in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), but after the assessment for REFCORP, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2010, 2009 or 2008. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2010, 2009 or 2008.
     Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 15) to reported income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. The calculation of the REFCORP assessment is described in Note 13. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date income. In years where the Bank’s income before AHP and REFCORP (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.
     At December 31, 2010 and 2009, the Bank had no outstanding AHP-related advances.

     The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Balance, beginning of year	$43,714	$43,067	$47,440
AHP assessment	11,641	16,461	8,949
Grants funded, net of recaptured amounts	(14,311)	(15,814)	(13,322)

Balance, end of year	$41,044	$43,714	$43,067

Note 13— REFCORP
     Each FHLBank is required to pay 20 percent of its reported earnings (after the AHP assessment) to REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their dependence on one another. To compute the REFCORP assessment, which is paid quarterly in arrears, the Bank’s AHP assessment (described in Note 12) is subtracted from reported income before assessments and the result is multiplied by 20 percent.
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
     The FHLBanks’ aggregate payments for periods through December 31, 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2011. The FHLBanks’ aggregate payments for periods through December 31, 2010 have satisfied $64.6 million of the $75 million scheduled payment for the third quarter of 2011 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $75 million quarterly after December 31, 2010 until the annuity is satisfied.
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
Note 14—Derivatives and Hedging Activities
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

     The Bank enters into optional advance commitments with its members. In an optional advance commitment, the Bank sells an option to the member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. Optional advance commitments involving Community Investment Program (“CIP”) and Economic Development Program (“EDP”) advances with a commitment period of three months or less are currently provided at no cost to members. The Bank may hedge an optional advance commitment through the use of an interest rate swaption. In this case, the swaption will function as the hedging instrument for both the commitment and, if the option is exercised by the member, the subsequent advance. These swaptions are treated as economic hedges.
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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2010 and 2009 (in thousands).

	December 31, 2010			December 31, 2009
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of	Derivative	Derivative	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$8,538,084	$29,201	$501,545	$10,877,414	$35,442	$481,486
Consolidated obligation bonds	14,650,120	352,710	53,502	27,613,970	487,664	17,743
Interest rate caps related to advances	83,000	632	—	76,000	69	—

Total derivatives designated as hedging instruments under ASC 815	23,271,204	382,543	555,047	38,567,384	523,175	499,229

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	6,000	—	59	5,000	—	103
Consolidated obligation bonds	1,600,000	2,262	—	8,195,000	16,611	129
Consolidated obligation discount notes	912,722	2,825	—	6,413,343	12,766	—
Basis swaps(1)	6,700,000	14,886	—	9,700,000	22,868	1,290
Intermediary transactions	44,200	508	426	24,200	474	428
Interest rate swaptions related to optional advance commitments	150,000	10,409	—	—	—	—
Interest rate caps related to advances	13,000	—	—	10,000	6	—
Interest rate caps related to held-to-maturity securities	3,700,000	19,585	—	3,750,000	51,147	—

Total derivatives not designated as hedging instruments under ASC 815	13,125,922	50,475	485	28,097,543	103,872	1,950

Total derivatives before netting and collateral adjustments	$36,397,126	433,018	555,532	$66,664,927	627,047	501,179

Cash collateral and related accrued interest		(55,481)	(215,356)		(204,748)	(143,378)
Netting adjustments		(338,866)	(338,866)		(357,315)	(357,315)

Total collateral and netting adjustments (2)		(394,347)	(554,222)		(562,063)	(500,693)

Net derivative balances reported in statements of condition		$38,671	$1,310		$64,984	$486

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	Gain (Loss) Recognized in Earnings
	for the Year Ended December 31,
	2010	2009	2008
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$164	$59,329	$(46,791)
Interest rate caps	(585)	(30)	(1,437)

Total net gain (loss) related to fair value hedge ineffectiveness	(421)	59,299	(48,228)

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	18,736	107,564	4,956
Interest rate swaps
Advances	65	(36)	321
Available-for-sale securities	—	—	1,037
Consolidated obligation bonds	(8,176)	10,337	(926)
Consolidated obligation discount notes	(1,324)	(7,395)	9,216
Basis swaps(1)	2,033	8,994	42,530
Intermediary transactions	36	30	16
Interest rate swaptions related to optional advance commitments	3,248	—	—
Interest rate caps
Advances	(6)	—	—
Held-to-maturity securities	(31,930)	14,316	(2,243)

Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(17,318)	133,810	54,907

Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(17,739)	$193,109	$6,679

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2010 and 2009 (in thousands).

	Gain (Loss) on	Gain (Loss) on	Net Fair Value Hedge	Derivative Net Interest
Hedged Item	Derivatives	Hedged Items	Ineffectiveness(1)	Income (Expense)(2)
Year ended December 31, 2010
Advances	$(86,040)	$85,296	$(744)	$(271,839)
Consolidated obligation bonds	(73,198)	73,521	323	389,666

Total	$(159,238)	$158,817	$(421)	$117,827

Year ended December 31, 2009
Advances	$308,440	$(311,501)	$(3,061)	$(298,220)
Available-for-sale securities	503	(605)	(102)	(325)
Consolidated obligation bonds	(226,990)	289,452	62,462	460,139

Total	$81,953	$(22,654)	$59,299	$161,594

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)	The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.
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
     The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk also considers the impact of cash collateral held or remitted by the Bank. As of December 31, 2010 and 2009, the Bank held as collateral cash balances of $55,471,000 and $204,724,000, respectively. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
     At December 31, 2010 and 2009, the Bank’s maximum credit risk, as defined above, was approximately $34,183,000 and $49,732,000, respectively. In early January 2011 and early January 2010, additional/excess cash collateral of $33,006,000 and $47,992,000, respectively, was delivered/returned to the Bank pursuant to counterparty credit arrangements.
     The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 18.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2010 and 2009, the net market value of the Bank’s derivatives with its members totaled ($53,000) and ($432,000), respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on December 31, 2010.
Note 15—Capital
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
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.06 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $25,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. Effective April 18, 2011, the membership investment requirement will be reduced to 0.05 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000.
     Members and institutions that acquire members must comply with the activity-based investment requirements for as long as the relevant advances remain outstanding. The Bank’s Board of Directors has the authority to adjust these requirements periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized.
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
     The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the quarterly repurchases that occurred between April 30, 2007 and October 31, 2008 and for those that occurred on October 29, 2010 and January 31, 2011, surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement for the repurchases that occurred between January 30, 2009 and July 30, 2010. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. During the years ended December 31, 2010, 2009 and 2008, the Bank repurchased surplus stock totaling $360,590,000, $513,286,000, and $807,882,000, respectively. During the year ended December 31, 2010, none of the repurchased surplus stock was classified as mandatorily redeemable at the time of repurchase. During the years ended December 31, 2009 and 2008, $7,602,000 and $53,277,000, respectively, of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. On January 31, 2011, the Bank repurchased surplus stock totaling $102,459,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
     The following table presents total excess stock and surplus stock at December 31, 2010 and 2009 (in thousands). For this purpose, surplus stock is computed using the definitions that applied on January 31, 2011 and January 29, 2010.

	2010	2009
Excess stock
Capital stock	$222,321	$287,208
Mandatorily redeemable capital stock	4,004	4,990

Total	$226,325	$292,198

Surplus stock
Capital stock	$183,149	$135,504
Mandatorily redeemable capital stock	3,896	4,618

Total	$187,045	$140,122

     Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2010 or 2009. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.
     At all times during the three years ended December 31, 2010, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$402,820	$2,061,190	$507,287	$2,897,162

Total capital	$1,587,603	$2,061,190	$2,603,683	$2,897,162
Total capital-to-assets ratio	4.00%	5.19%	4.00%	4.45%

Leverage capital	$1,984,503	$3,091,785	$3,254,604	$4,345,743
Leverage capital-to-assets ratio	5.00%	7.79%	5.00%	6.68%
     On August 4, 2009, the Finance Agency adopted a final rule establishing capital classifications and critical capital levels for the FHLBanks. The rule defines critical capital levels for the FHLBanks and establishes criteria for each of the following capital classifications identified in the HER Act: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nonetheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets. The Bank has been classified as adequately capitalized since the rule became effective.

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
     At December 31, 2010, the Bank had $8,076,000 in outstanding capital stock subject to mandatory redemption held by 23 institutions. As of December 31, 2009, the Bank had $9,165,000 in outstanding capital stock subject to mandatory redemption held by 24 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2010, 2009 and 2008, dividends on mandatorily redeemable capital stock in the amount of $34,000, $84,000 and $1,199,000, respectively, were recorded as interest expense in the statements of income.
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
     The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2010 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2011	$853
2012	2,808
2013	929
2014	1,068
2015	2,418

Total	$8,076

     The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2010, 2009 and 2008 (in thousands).

Balance, January 1, 2008	$82,501

Capital stock that became subject to mandatory redemption during the year	72,511
Redemption/repurchase of mandatorily redeemable capital stock	(67,254)
Stock dividends classified as mandatorily redeemable	2,595

Balance, December 31, 2008	90,353

Capital stock that became subject to mandatory redemption during the year	106,804
Redemption/repurchase of mandatorily redeemable capital stock	(188,347)
Mandatorily redeemable capital stock issued during the year	73
Stock dividends classified as mandatorily redeemable	282

Balance, December 31, 2009	9,165

Capital stock that became subject to mandatory redemption during the year	2,434
Redemption/repurchase of mandatorily redeemable capital stock	(3,662)
Mandatorily redeemable capital stock issued during the year	111
Stock dividends classified as mandatorily redeemable	28

Balance, December 31, 2010	$8,076

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
     The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2010, 2009 and 2008:

	2010	2009	2008
Number of institutions, beginning of year	24	18	16
Due to mergers and acquisitions	4	1	1
Due to withdrawals	2	3	1
Due to termination of membership by the Bank*	1	6	2
Mandatorily redeemable capital stock reclassified to equity	(2)	—	—
Terminations completed during the year	(6)	(4)	(2)

Number of institutions, end of year	23	24	18

*	The Bank terminated the memberships of institutions that were closed by their primary regulator.
The Bank did not receive any stock redemption notices in 2010, 2009 or 2008.
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
Note 16—Employee Retirement Plans
     The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the Bank who were hired prior to January 1, 2007, and any new employee of the Bank who was hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan, during which service the employee was covered by such plan. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense during the years ended December 31, 2010, 2009 and 2008 were $9,020,000, $10,050,000 and $4,097,000, respectively. In 2010 and 2009, the Bank made supplemental contributions of $5,200,000 and $7,500,000, respectively, to improve the funded status of the plan in response to the provisions of the Pension Protection Act. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.
     The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra Defined Contribution Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra Defined Contribution Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2010, 2009 and 2008, the Bank contributed $997,000, $877,000 and $735,000, respectively, to the Pentegra Defined Contribution Plan.

     Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The plan’s liability consists of the accumulated compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan. The Bank’s obligation under this plan was $1,325,000 and $1,118,000 at December 31, 2010 and 2009, respectively. Compensation and benefits expense includes accrued earnings (losses) on deferred employee compensation and Bank contributions totaling $148,000, $188,000, and ($111,000) for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Bank also maintains a non-qualified deferred compensation plan that is available to all of its directors. The plan’s liability consists of the accumulated compensation deferrals (representing directors’ fees) and accrued earnings (losses) on those deferrals. At December 31, 2010 and 2009, the Bank’s obligation under this plan was $1,008,000 and $796,000, respectively.
     The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; currently, the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $2,989,000 and $2,080,000 at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, the Bank contributed $583,000, $560,000 and $518,000, respectively, to the Plan.
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. The health care portion of the program is contributory while the life insurance benefits, which are available to retirees with at least 20 years of service, are offered on a noncontributory basis. Prior to January 1, 2005, retirees were eligible to remain enrolled in the Bank’s health care benefits plan if age 50 or older with at least 10 years of service at the time of retirement. In December 2004, the Bank modified the eligibility requirements relating to retiree health care continuation benefits. Effective January 1, 2005, retirees are eligible to remain enrolled in the Bank’s health care benefits plan if age 55 or older with at least 15 years of service at the time of retirement. Employees who were age 50 or older with 10 years of service and those who had 20 years of service as of December 31, 2004 were not subject to the revised eligibility requirements. Additionally, then current retiree benefits were unaffected by these modifications. In October 2005, the Bank modified the participant contribution requirements relating to its retirement benefits program. Effective December 31, 2005, retirees who are age 55 or older with at least 15 years of service at the time of retirement can remain enrolled in the Bank’s health care benefits program by paying 100% of the expected plan cost. Previously, participant contributions were subsidized by the Bank; this subsidy was based upon the Bank’s COBRA premium rate and the employee’s age and length of service with the Bank. Then current retirees, employees who were hired prior to January 1, 1991 and those who, as of December 31, 2004, had at least 20 years of service or were age 50 or older with 10 years of service are not subject to these revised contribution requirements prior to age 65. Under the revised plan, at age 65, all plan participants are required to pay 100% of the expected plan cost. The Bank does not have any plan assets set aside for the retirement benefits program.

     The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Change in APBO
APBO at beginning of year	$2,073	$2,544
Service cost	12	13
Interest cost	107	155
Actuarial (gain) loss	(16)	(428)
Participant contributions	188	172
Benefits paid	(201)	(383)

APBO at end of year	2,163	2,073

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Bank contributions	13	211
Participant contributions	188	172
Benefits paid	(201)	(383)

Fair value of plan assets at end of year	—	—

Funded status recognized in other liabilities at end of year	$(2,163)	$(2,073)

     Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31,
	2010	2009
Net actuarial loss (gain)	$(443)	$(467)
Prior service cost (credit)	(118)	(152)

	$(561)	$(619)

     The amounts in accumulated other comprehensive income (loss) include $35,000 of prior service credit and $23,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2011.
     The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 8.7 percent for 2011. For 2010, 2009 and 2008, gross health care cost trend rates of 9.0 percent, 11.0 percent and 11.0 percent, respectively, were used. The health care cost trend rate is assumed to decline by 0.3 percent per year to a final rate of 5.0 percent in 2023 and thereafter. To compute the APBO at December 31, 2010 and 2009, weighted average discount rates of 5.31 percent and 5.72 percent were used. Weighted average discount rates of 5.72 percent, 5.87 percent and 6.48 percent were used to compute the net periodic benefit cost for 2010, 2009 and 2008, respectively.
     Components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Service cost	$12	$13	$21
Interest cost	107	155	157
Amortization of prior service cost (credit)	(34)	(35)	(35)
Amortization of net loss (gain)	(40)	—	30

Net periodic benefit cost	$45	$133	$173

     Under GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Amortization of prior service credit included in net periodic benefit cost	$(34)	$(35)	$(35)
Actuarial gain (loss)	16	428	(161)
Amortization of net actuarial loss (gain) included in net periodic benefit cost	(40)	—	30

Total changes in benefit obligations recognized in other comprehensive income	$(58)	$393	$(166)

     A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2010 by $658,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2010 by $38,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have reduced the APBO at December 31, 2010 by $432,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2010 by $25,000.
     The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Expected Benefit
Payments, Net of
Year Ended	Participant
December 31,	Contributions
2011	$153
2012	147
2013	109
2014	128
2015	145
2016-2020	664

$1,346

Note 17—Estimated Fair Values
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
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Held-to-maturity securities. To value its MBS holdings, the Bank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings and/or matrix pricing. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within these thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of December 31, 2010, four vendor prices were received for substantially all of the Bank’s MBS holdings and all of the computed prices fell within the specified tolerance thresholds. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. The Bank estimates the fair values of debentures using a pricing model.
     Advances. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms.
     Mortgage loans held for portfolio. The Bank estimates the fair values of mortgage loans held for portfolio based on observed market prices for agency mortgage-backed securities. Individual mortgage loans are pooled based on certain criteria such as loan type, weighted average coupon, and origination year and matched to reference securities with a similar collateral composition to derive benchmark pricing. The prices for agency mortgage-backed securities used as a benchmark are subject to certain market conditions including, but not limited to, the market’s expectations of future prepayments, the current and expected level of interest rates, and investor demand.

     Accrued interest receivable and payable. The estimated fair value approximates the carrying value due to their short-term nature.
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate swap curve and, for agreements containing options, swaption volatility). As the provisions of the Bank’s master netting and collateral exchange agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 14), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the interest rate swap curve).
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at December 31, 2010 or 2009. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility.

     The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2010 and 2009, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$1,631,899	$1,631,899	$3,908,242	$3,908,242
Interest-bearing deposits	208	208	233	233
Federal funds sold	3,767,000	3,767,000	2,063,000	2,063,000
Trading securities	5,317	5,317	4,034	4,034
Held-to-maturity securities	8,496,429	8,602,589	11,424,552	11,381,786
Advances	25,455,656	25,672,203	47,262,574	47,279,403
Mortgage loans held for portfolio, net	207,168	225,336	259,617	274,044
Accrued interest receivable	43,248	43,248	60,890	60,890
Derivative assets	38,671	38,671	64,984	64,984

Liabilities:
Deposits	1,070,052	1,070,044	1,462,591	1,462,589
Consolidated obligations:
Discount notes	5,131,978	5,132,290	8,762,028	8,763,983
Bonds	31,315,605	31,444,058	51,515,856	51,684,542
Mandatorily redeemable capital stock	8,076	8,076	9,165	9,165
Accrued interest payable	94,417	94,417	179,248	179,248
Derivative liabilities	1,310	1,310	486	486
Optional advance commitments (other liabilities)	11,156	11,156	—	—
     The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$5,317	$—	$—	$—	$5,317
Derivative assets	—	433,018	—	(394,347)	38,671

Total assets at fair value	$5,317	$433,018	$—	$(394,347)	$43,988

Liabilities
Derivative liabilities	$—	$555,532	$—	$(554,222)	$1,310
Optional advance commitments (other liabilities)	—	11,156	—	—	11,156

Total liabilities at fair value	$—	$566,688	$—	$(554,222)	$12,466

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     During the year ended December 31, 2010, the Bank entered into optional advance commitments with a par value totaling $150,000,000, excluding commitments to fund CIP/EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statement of income.
     During each of the years ended December 31, 2010 and 2009, the Bank recorded non-credit other-than-temporary impairment losses on seven of its non-agency RMBS classified as held-to-maturity (see Note 6). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities fell within Level 3 of the fair value hierarchy. Four third-party vendor prices were received for each of these securities and, as described above, the average of the middle two prices was used to determine the final fair value measurements.
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
Note 18—Commitments and Contingencies
     Joint and several liability. As described in Note 11, the Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
     The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the Finance Agency controls the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation was excluded from the initial recognition and measurement provisions of ASC 460 “Guarantees.” At December 31, 2010 and 2009, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $760 billion and $871 billion, respectively.
     If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.

     Other commitments and contingencies. At December 31, 2010 and 2009, the Bank had commitments to make additional advances totaling approximately $199,773,000 and $37,996,000, respectively. Commitments for advances are for periods up to 24 months.
     The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 7). Outstanding standby letters of credit totaled $4,595,290,000 and $4,648,413,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, outstanding letters of credit had original terms of up to 10 years with a final expiration in 2020. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $4,461,000 and $3,504,000 at December 31, 2010 and 2009, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9). During the years ended December 31, 2010, 2009 and 2008, the Bank recognized letter of credit fees totaling $5,804,000, $6,078,000 and $5,950,000, respectively; these fees are included in other income (loss) in the statements of income under the caption other, net.
     At December 31, 2010 and 2009, the Bank had commitments to issue $115,000,000 and $295,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of December 31, 2010 and 2009, the Bank had pledged cash collateral of $215,322,000 and $143,364,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
     During the years ended December 31, 2010, 2009 and 2008, the Bank charged to operating expenses net rental costs of approximately $422,000, $422,000, and $432,000, respectively. Future minimum rentals at December 31, 2010, were as follows (in thousands):

Year	Premises	Equipment	Total
2011	$253	$94	$347
2012	262	78	340
2013	51	16	67
2014	26	—	26
2015	—	—	—

Total	$592	$188	$780

     Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
     The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2010 were as follows (in thousands):

Year
2011	$1,073
2012	1,194
2013	1,224
2014	599
2015	588

Total	$4,678

     In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
     For a discussion of other commitments and contingencies, see Notes 12, 13, 14 and 16.

Note 19 — Transactions with Shareholders
     As a cooperative, the Bank’s capital stock is owned by its members, former members that retain the stock as provided in the Bank’s capital plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. Members are entitled to vote only for directors. Currently, nine of the Bank’s directors are member directors. By law, member directors must be officers or directors of a member of the Bank.
     Substantially all of the Bank’s advances are made to its shareholders (while eligible to borrow from the Bank, housing associates are not required or allowed to hold capital stock). In addition, the majority of its mortgage loans held for portfolio were either funded by the Bank through, or purchased from, certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank offers interest rate swaps, caps and floors to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third-party market participants, except that the Bank’s Risk Management Policy specifies a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
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
     The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2010, 2009 or 2008.
     All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
     The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2010 and 2009, advances outstanding to Directors’ Financial Institutions aggregated $704,000,000 and $1,169,000,000, respectively, representing 2.8 percent and 2.5 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2010, 2009 or 2008. As of December 31, 2010 and 2009, capital stock outstanding to Directors’ Financial Institutions aggregated $45,000,000 and $57,000,000, respectively, representing 2.8 percent and 2.3 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no loans to or borrowings from other FHLBanks during the year ended December 31, 2010. Interest income on loans to other FHLBanks totaled $2,000 and $173,000 for the years ended December 31, 2009 and 2008, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2009 and 2008 (in thousands).

	Year Ended December 31,
	2009	2008
Balance, January 1,	$—	$400,000
Loans made to:
FHLBank of Boston	375,000	832,000
FHLBank of Seattle	25,000	—
FHLBank of San Francisco	—	1,265,000
Collections from:
FHLBank of Boston	(375,000)	(832,000)
FHLBank of Seattle	(25,000)	—
FHLBank of San Francisco	—	(1,665,000)

Balance, December 31,	$—	$—

     During the years ended December 31, 2009 and 2008, interest expense on borrowings from other FHLBanks totaled $1,000 and $66,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2009 and 2008 (in thousands).

	Year Ended December 31,
	2009	2008
Balance, January 1	$—	$—
Borrowings from:
FHLBank of Atlanta	—	70,000
FHLBank of Cincinnati	—	200,000
FHLBank of Indianapolis	—	240,000
FHLBank of San Francisco	200,000	500,000
FHLBank of Seattle	—	25,000
Repayments to:
FHLBank of Atlanta	—	(70,000)
FHLBank of Cincinnati	—	(200,000)
FHLBank of Indianapolis	—	(240,000)
FHLBank of San Francisco	(200,000)	(500,000)
FHLBank of Seattle	—	(25,000)

Balance, December 31	$—	$—

     Prior to their maturity in 2008, the Bank’s available-for-sale securities portfolio included consolidated obligations for which other FHLBanks were the primary obligors and for which the Bank was jointly and severally liable. All of these consolidated obligations were purchased in the open market from third parties and were accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligations of other FHLBanks totaled $2,253,000 for the year ended December 31, 2008. The Bank did not own any consolidated obligations for which other FHLBanks were the primary obligors during the years ended December 31, 2010 or 2009.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. There were no such transfers during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Bank assumed consolidated obligations from the FHLBank of Seattle with par amounts of $135,880,000. The net premiums associated with these transactions totaled $3,474,000. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Bank transferred $300,000,000, $150,000,000 and $15,000,000 (par values) of its consolidated obligations to the FHLBanks of Pittsburgh, Cincinnati and San Francisco, respectively. The aggregate gains realized on these debt transfers totaled $4,546,000.
     Through July 31, 2008, the Bank received participation fees from the FHLBank of Chicago for mortgage loans that were originated by the Bank’s PFIs and purchased by the FHLBank of Chicago. These fees totaled $200,000 during the year ended December 31, 2008. No participation fees have been received since the termination of this arrangement on July 31, 2008.

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010).

4.1	Capital Plan of the Registrant, as amended and revised on December 11, 2008 and approved by the Federal Housing Finance Agency on March 6, 2009 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated March 6, 2009 and filed with the SEC on March 11, 2009, which exhibit is incorporated herein by reference).

10.1	Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.3	2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.4	2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.5	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.6	Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.7	2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.8	2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.9	Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010.

10.10	Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective January 1, 2009 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 14, 2009 and filed with the SEC on May 20, 2009, which exhibit is incorporated herein by reference).

10.11	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home

Exhibit
Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.12	Form of Employment Agreement between the Registrant and each of its executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.13	Form of 2010 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 28, 2010 and filed with the SEC on June 4, 2010, which exhibit is incorporated herein by reference).

10.14	Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.15	Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.16	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.