Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Dallas
filed 2011-05-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
At April 30, 2011 the registrant had outstanding 12,934,979 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$511,713	$1,631,899
Interest-bearing deposits	252	208
Security purchased under agreement to resell	375,000	—
Federal funds sold	2,326,000	3,767,000
Trading securities (Note 11)	5,956	5,317
Held-to-maturity securities (a) (Note 3)	7,838,641	8,496,429
Advances (Notes 4 and 5)	21,804,806	25,455,656
Mortgage loans held for portfolio, net of allowance for credit losses of $225 at both March 31, 2011 and December 31, 2010 (Note 5)	194,478	207,168
Accrued interest receivable	40,678	43,248
Premises and equipment, net	24,477	24,660
Derivative assets (Notes 8 and 11)	29,106	38,671
Other assets	18,602	19,814

TOTAL ASSETS	$33,169,709	$39,690,070

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,322,804	$1,070,028
Non-interest bearing	24	24

Total deposits	1,322,828	1,070,052

Consolidated obligations, net (Note 6)
Discount notes	500,000	5,131,978
Bonds	29,302,425	31,315,605

Total consolidated obligations, net	29,802,425	36,447,583

Mandatorily redeemable capital stock	18,131	8,076
Accrued interest payable	117,504	94,417
Affordable Housing Program (Note 7)	38,853	41,044
Payable to REFCORP	3,049	5,593
Derivative liabilities (Notes 8 and 11)	511	1,310
Other liabilities, including $15,390 and $11,156 of optional advance commitments carried at fair value under the fair value option at March 31, 2011 and December 31, 2010, respectively (Note 11)	33,153	31,583

Total liabilities	31,336,454	37,699,658

Commitments and contingencies (Notes 5 and 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) issued and outstanding shares:
14,278,103 and 16,009,091 shares at March 31, 2011 and December 31, 2010, respectively	1,427,810	1,600,909
Retained earnings	462,188	452,205
Accumulated other comprehensive income (loss) (Note 15)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(57,289)	(63,263)
Postretirement benefits	546	561

Total accumulated other comprehensive income (loss)	(56,743)	(62,702)

Total capital	1,833,255	1,990,412

TOTAL LIABILITIES AND CAPITAL	$33,169,709	$39,690,070

(a)	Fair values: $7,924,731 and $8,602,589 at March 31, 2011 and December 31, 2010, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Advances	$59,405	$81,537
Prepayment fees on advances, net	1,266	2,673
Interest-bearing deposits	72	42
Securities purchased under agreements to resell	104	—
Federal funds sold	1,205	1,143
Held-to-maturity securities	24,132	38,217
Mortgage loans held for portfolio	2,780	3,523
Other	6	3

Total interest income	88,970	127,138

INTEREST EXPENSE
Consolidated obligations
Bonds	45,468	59,104
Discount notes	1,244	3,679
Deposits	117	156
Mandatorily redeemable capital stock	18	13
Other borrowings	—	1

Total interest expense	46,847	62,953

NET INTEREST INCOME	42,123	64,185

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(7,031)
Net non-credit impairment losses recognized in other comprehensive income	(1,378)	6,463

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(1,378)	(568)

Service fees	570	563
Net gain on trading securities	129	119
Net losses on derivatives and hedging activities	(6,515)	(26,706)
Losses on other liabilities carried at fair value under the fair value option	(861)	—
Gains on early extinguishment of debt	369	—
Letter of credit fees	1,429	1,432
Other, net	(10)	27

Total other loss	(6,267)	(25,133)

OTHER EXPENSE
Compensation and benefits	11,585	9,997
Other operating expenses	6,694	6,591
Finance Agency	1,145	706
Office of Finance	733	538

Total other expense	20,157	17,832

INCOME BEFORE ASSESSMENTS	15,699	21,220

Affordable Housing Program	1,283	1,734
REFCORP	2,883	3,897

Total assessments	4,166	5,631

NET INCOME	$11,533	$15,589

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2011	16,009	$1,600,909	$452,205	$(62,702)	$1,990,412

Proceeds from sale of capital stock	750	74,976	—	—	74,976
Repurchase/redemption of capital stock	(1,883)	(188,255)	—	—	(188,255)
Shares reclassified to mandatorily redeemable capital stock	(613)	(61,268)	—	—	(61,268)
Comprehensive income
Net income	—	—	11,533	—	11,533
Other comprehensive income (a)	—	—	—	5,959	5,959

Total comprehensive income	—	—	—	—	17,492

Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(56)	—	(56)
Stock	15	1,448	(1,448)	—	—

BALANCE, MARCH 31, 2011	14,278	$1,427,810	$462,188	$(56,743)	$1,833,255

BALANCE, JANUARY 1, 2010	25,317	$2,531,715	$356,282	$(65,965)	$2,822,032

Proceeds from sale of capital stock	993	99,291	—	—	99,291
Repurchase/redemption of capital stock	(3,221)	(322,132)	—	—	(322,132)
Comprehensive income
Net income	—	—	15,589	—	15,589
Other comprehensive income (loss) (a)	—	—	—	(2,212)	(2,212)

Total comprehensive income	—	—	—	—	13,377

Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)
Stock	23	2,338	(2,338)	—	—

BALANCE, MARCH 31, 2010	23,112	$2,311,212	$369,485	$(68,177)	$2,612,520

(a)	For the components of other comprehensive income (loss) for the three months ended March 31, 2011 and 2010, see Note 15.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$11,533	$15,589
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(19,149)	(33,358)
Concessions on consolidated obligation bonds	984	2,400
Premises, equipment and computer software costs	1,605	1,473
Non-cash interest on mandatorily redeemable capital stock	5	8
Credit component of other-than-temporary impairment losses on held-to-maturity securities	1,378	568
Gains on early extinguishment of debt	(369)	—
Losses on other liabilities carried at fair value under the fair value option	861	—
Net increase in trading securities	(639)	(135)
Loss due to change in net fair value adjustment on derivative and hedging activities	14,329	49,421
Decrease in accrued interest receivable	2,583	5,069
Decrease (increase) in other assets	1,683	(1,630)
Decrease in Affordable Housing Program (AHP) liability	(2,191)	(1,970)
Increase in accrued interest payable	23,081	11,905
Decrease in payable to REFCORP	(2,544)	(5,980)
Increase (decrease) in other liabilities	695	(821)

Total adjustments	22,312	26,950

Net cash provided by operating activities	33,845	42,539

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits	26,847	6,921
Net increase in securities purchased under agreements to resell	(375,000)	—
Net decrease (increase) in federal funds sold	1,441,000	(1,439,000)
Proceeds from maturities of long-term held-to-maturity securities	670,196	1,167,308
Purchases of long-term held-to-maturity securities	—	(953,810)
Principal collected on advances	59,401,324	67,226,627
Advances made	(55,826,927)	(62,571,465)
Principal collected on mortgage loans held for portfolio	12,365	10,790
Purchases of premises, equipment and computer software	(2,183)	(1,207)

Net cash provided by investing activities	5,347,622	3,446,164

FINANCING ACTIVITIES
Net increase in deposits	237,495	50,807
Net payments on derivative contracts with financing elements	(5,130)	(5,054)
Net proceeds from issuance of consolidated obligations
Discount notes	89,715,189	29,212,208
Bonds	1,182,862	11,581,406
Proceeds from assumption of debt from other FHLBank	167,381	—
Debt issuance costs	(464)	(2,053)
Payments for maturing and retiring consolidated obligations
Discount notes	(94,344,690)	(32,337,577)
Bonds	(3,289,696)	(14,837,155)
Proceeds from issuance of capital stock	74,976	99,291
Payments for redemption of mandatorily redeemable capital stock	(51,275)	(1,595)
Payments for repurchase/redemption of capital stock	(188,255)	(322,132)
Cash dividends paid	(46)	(46)

Net cash used in financing activities	(6,501,653)	(6,561,900)

Net decrease in cash and cash equivalents	(1,120,186)	(3,073,197)
Cash and cash equivalents at beginning of the period	1,631,899	3,908,242

Cash and cash equivalents at end of the period	$511,713	$835,045

Supplemental Disclosures:
Interest paid	$29,226	$65,883

AHP payments, net	$3,474	$3,704

REFCORP payments	$5,427	$9,877

Stock dividends issued	$1,448	$2,338

Dividends paid through issuance of mandatorily redeemable capital stock	$56	$2

Capital stock reclassified to mandatorily redeemable capital stock	$61,268	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS
Note 1—Basis of Presentation
     The accompanying interim financial statements of the Federal Home Loan Bank of Dallas (the “Bank”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
     The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2010. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 25, 2011 (the “2010 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2010 10-K.
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
Note 2—Recently Issued Accounting Guidance
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”(“ASU 2010-20”), which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). Except for disclosures related to troubled debt restructurings, which have been deferred until interim and annual reporting periods beginning on or after June 15, 2011, the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The required disclosures are presented in Note 5. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.

     A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies when a loan modification or restructuring constitutes a troubled debt restructuring. A restructuring is considered a troubled debt restructuring if both of the following conditions exist: (1) the restructuring constitutes a concession and (2) the borrower is experiencing financial difficulties. The guidance in ASU 2011-02 also requires presentation of the disclosures related to troubled debt restructurings that are required by the provisions of ASU 2010-20. The provisions of ASU 2011-02 are effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the Bank) and are to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption (January 1, 2011 for the Bank). The adoption of this guidance is not expected to have a significant impact on the Bank’s results of operations or financial condition, nor is it expected to significantly expand the Bank’s footnote disclosures.
     Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. The guidance is intended to focus the assessment of effective control over financial assets on a transferor’s contractual rights and obligations with respect to transferred financial assets and not on whether the transferor has the practical ability to exercise those rights or honor those obligations. In addition to removing the criterion for entities to consider a transferor’s ability to repurchase the financial assets, ASU 2011-03 also removes the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions, or modifications of existing transactions, that occur during or after the first interim or annual reporting period beginning on or after December 15, 2011 (January 1, 2012 for the Bank). Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Bank’s results of operations or financial condition.
Note 3—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2011 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$49,840	$—	$49,840	$285	$53	$50,072

Mortgage-backed securities
U.S. government guaranteed obligations	19,118	—	19,118	18	11	19,125
Government-sponsored enterprises	7,463,953	—	7,463,953	108,166	5,098	7,567,021
Non-agency residential mortgage-backed securities	363,019	57,289	305,730	—	17,217	288,513

	7,846,090	57,289	7,788,801	108,184	22,326	7,874,659

Total	$7,895,930	$57,289	$7,838,641	$108,469	$22,379	$7,924,731

     Held-to-maturity securities as of December 31, 2010 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$51,946	$—	$51,946	$331	$217	$52,060

Mortgage-backed securities
U.S. government guaranteed obligations	20,038	—	20,038	70	—	20,108
Government-sponsored enterprises	8,096,361	—	8,096,361	128,732	2,068	8,223,025
Non-agency residential mortgage-backed securities	391,347	63,263	328,084	—	20,688	307,396

	8,507,746	63,263	8,444,483	128,802	22,756	8,550,529

Total	$8,559,692	$63,263	$8,496,429	$129,133	$22,973	$8,602,589

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2011. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	2	$20,970	$53	—	$—	$—	2	$20,970	$53

Mortgage-backed securities
U.S. government guaranteed obligations	5	6,750	11	—	—	—	5	6,750	11
Government-sponsored enterprises	67	909,521	1,769	33	744,301	3,329	100	1,653,822	5,098
Non-agency residential mortgage-backed securities	—	—	—	37	288,513	74,506	37	288,513	74,506

	72	916,271	1,780	70	1,032,814	77,835	142	1,949,085	79,615

Total	74	$937,241	$1,833	70	$1,032,814	$77,835	144	$1,970,055	$79,668

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

     At March 31, 2011, the gross unrealized losses on the Bank’s held-to-maturity securities were $79,668,000, of which $74,506,000 was attributable to its holdings of non-agency (i.e., private label) residential mortgage-backed securities and $5,162,000 was attributable to other securities. All of the Bank’s held-to-maturity securities are rated by one or more of the following nationally recognized statistical ratings organizations (“NRSROs”): Moody’s Investors Service (“Moody’s”), Standard and Poor’s (“S&P”) and/or Fitch Ratings, Ltd. (“Fitch”). With the exception of 24 non-agency residential mortgage-backed securities with an aggregate carrying value of $220,400,000, all of the securities held by the Bank carried the highest investment grade credit rating by each of the NRSROs that rated the respective securities at March 31, 2011. Based upon the Bank’s assessment of the strength of the government guarantees of the debentures and government guaranteed mortgage-backed securities (“MBS”) held by the Bank, the credit ratings assigned by the NRSROs and the strength of the government-sponsored enterprises’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government guaranteed debentures, U.S. government guaranteed MBS and government-sponsored enterprise MBS that were in an unrealized loss position at March 31, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2011.
     The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of March 31, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.

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
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2011 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2011 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 10.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of eight of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of March 31, 2011. All of these securities had previously been deemed to be other-than-temporarily impaired in 2009 and/or 2010. The difference between the present value of the cash flows expected to be collected from these eight securities and their amortized cost bases (i.e., the credit losses) totaled $1,378,000 as of March 31, 2011. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings. The credit losses associated with the eight securities were reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2011 as the estimated fair values of these securities were greater than their carrying values at that date.
     In addition to the eight securities that were determined to be other-than-temporarily impaired at March 31, 2011, five other securities were previously deemed to be other-than-temporarily impaired. The following tables set forth additional information for each of the securities that were other-than-temporarily impaired as of March 31, 2011, including those securities that were deemed to be other-than-temporarily impaired in a prior period but which were not further impaired as of March 31, 2011 (in thousands). The credit ratings presented in the first table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch as of March 31, 2011.

			For the Three Months Ended March 31, 2011
	Period of		Credit	Non-Credit
	Initial	Credit	Component	Component	Total
	Impairment	Rating	of OTTI	of OTTI	OTTI
Security #1	Q1 2009	Triple-C	$278	$(278)	$—
Security #2	Q1 2009	Triple-C	309	(309)	—
Security #3	Q2 2009	Double-C	—	—	—
Security #4	Q2 2009	Triple-C	104	(104)	—
Security #5	Q3 2009	Triple-C	594	(594)	—
Security #6	Q3 2009	Triple-C	—	—	—
Security #7	Q3 2009	Single-B	—	—	—
Security #8	Q1 2010	Triple-C	9	(9)	—
Security #9	Q1 2010	Single-B	6	(6)	—
Security #10	Q4 2010	Triple-C	7	(7)	—
Security #11	Q4 2010	Triple-C	—	—	—
Security #12	Q4 2010	Triple-C	71	(71)	—
Security #13	Q4 2010	Triple-C	—	—	—

Totals			$1,378	$(1,378)	$—

			Cumulative from Period of Initial
	March 31, 2011		Impairment Through March 31, 2011		March 31, 2011
	Unpaid		Non-Credit	Accretion of		Estimated
	Principal	Amortized	Component of	Non-Credit	Carrying	Fair
	Balance	Cost	OTTI	Component	Value	Value
Security #1	$16,321	$14,230	$11,064	$5,017	$8,183	$9,706
Security #2	17,855	17,484	12,705	5,237	10,016	12,349
Security #3	35,818	32,322	15,888	6,817	23,251	28,751
Security #4	12,354	12,148	8,380	3,287	7,055	7,823
Security #5	20,569	19,395	10,569	4,095	12,921	13,738
Security #6	17,578	17,126	10,054	3,700	10,772	10,465
Security #7	6,733	6,658	3,575	1,155	4,238	4,616
Security #8	10,060	10,039	4,968	1,326	6,397	6,576
Security #9	4,380	4,368	1,916	520	2,972	3,108
Security #10	7,907	7,899	3,038	201	5,062	5,189
Security #11	9,961	9,960	3,061	256	7,155	7,080
Security #12	5,189	5,107	1,820	116	3,403	3,508
Security #13	6,460	6,451	2,152	174	4,473	4,349

Totals	$171,185	$163,187	$89,190	$31,901	$105,898	$117,258

     For those securities for which an other-than-temporary impairment was determined to have occurred as of March 31, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended March 31, 2011 (dollars in thousands).

				Significant Inputs(2)			Current Credit
			Unpaid Principal	Projected	Projected	Projected	Enhancement
	Year of	Collateral	Balance as of	Prepayment	Default	Loss	as of
	Securitization	Type(1)	March 31, 2011	Rate	Rate	Severity	March 31, 2011(3)
Security #1	2005	Alt-A/Option ARM	$16,321	7.7%	72.0%	52.0%	33.4%
Security #2	2005	Alt-A/Option ARM	17,855	9.6%	67.2%	57.2%	48.9%
Security #4	2005	Alt-A/Option ARM	12,354	8.6%	65.0%	41.7%	45.8%
Security #5	2005	Alt-A/Option ARM	20,569	8.3%	74.6%	51.1%	44.6%
Security #8	2005	Alt-A/Option ARM	10,060	7.0%	65.8%	33.9%	43.5%
Security #9	2005	Alt-A/Option ARM	4,380	11.4%	43.2%	39.5%	43.3%
Security #10	2005	Alt-A/Option ARM	7,907	9.0%	64.0%	45.2%	43.6%
Security #12	2004	Alt-A/Option ARM	5,189	7.4%	60.9%	42.5%	35.4%

Total			$94,635

(1)	Security #1 and Security #5 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
     The following table presents a rollforward for the three months ended March 31, 2011 and 2010 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income (in thousands).

	Three Months Ended March 31,
	2011	2010
Balance of credit losses, beginning of period	$6,576	$4,022
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	13
Credit losses on securities for which an other-than-temporary impairment was previously recognized	1,378	555

Balance of credit losses, end of period	$7,954	$4,590

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at March 31, 2011.

     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2011 and December 31, 2010 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2011			December 31, 2010
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Debentures
Due after one year through five years	$2,550	$2,550	$2,579	$2,555	$2,555	$2,598
Due after five years through ten years	26,267	26,267	26,523	27,871	27,871	28,159
Due after ten years	21,023	21,023	20,970	21,520	21,520	21,303

	49,840	49,840	50,072	51,946	51,946	52,060
Mortgage-backed securities	7,846,090	7,788,801	7,874,659	8,507,746	8,444,483	8,550,529

Total	$7,895,930	$7,838,641	$7,924,731	$8,559,692	$8,496,429	$8,602,589

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $97,222,000 and $105,046,000 at March 31, 2011 and December 31, 2010, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$49,840	$51,946

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	798	821
Collateralized mortgage obligations
Fixed-rate	1,534	1,620
Variable-rate	7,843,758	8,505,305

	7,846,090	8,507,746

Total	$7,895,930	$8,559,692

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2010 or the three months ended March 31, 2011.

Note 4—Advances
     Redemption Terms. At March 31, 2011 and December 31, 2010, the Bank had advances outstanding at interest rates ranging from 0.03 percent to 8.61 percent and 0.05 percent to 8.61 percent, respectively, as summarized below (in thousands).

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Overdrawn demand deposit accounts	$83	4.10%	$171	4.10%

Due in one year or less	9,057,348	0.77	12,362,781	0.70
Due after one year through two years	1,868,025	3.14	1,511,311	3.15
Due after two years through three years	2,446,386	1.93	2,927,555	2.17
Due after three years through four years	1,515,079	1.23	1,419,491	1.11
Due after four years through five years	602,541	2.89	736,210	2.97
Due after five years	3,367,330	3.78	3,389,605	3.78
Amortizing advances	2,629,617	4.37	2,713,632	4.40

Total par value	21,486,409	2.11%	25,060,756	1.93%

Deferred prepayment fees	(29,014)		(31,290)
Commitment fees	(103)		(105)
Hedging adjustments	347,514		426,295

Total	$21,804,806		$25,455,656

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2011 and December 31, 2010, the Bank had aggregate prepayable and callable advances totaling $165,956,000 and $170,349,000, respectively.
     The following table summarizes advances at March 31, 2011 and December 31, 2010, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2011	December 31, 2010
Overdrawn demand deposit accounts	$83	$171

Due in one year or less	9,132,823	12,437,799
Due after one year through two years	1,887,600	1,534,056
Due after two years through three years	2,470,495	2,953,639
Due after three years through four years	1,525,633	1,433,491
Due after four years through five years	621,324	750,082
Due after five years	3,218,834	3,237,886
Amortizing advances	2,629,617	2,713,632

Total par value	$21,486,409	$25,060,756

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2011 and December 31, 2010, the Bank had putable advances outstanding totaling $3,364,321,000 and $3,486,421,000, respectively.
     The following table summarizes advances at March 31, 2011 and December 31, 2010, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2011	December 31, 2010
Overdrawn demand deposit accounts	$83	$171

Due in one year or less	12,028,668	15,288,601
Due after one year through two years	1,574,175	1,494,561
Due after two years through three years	2,242,386	2,476,955
Due after three years through four years	1,422,679	1,409,091
Due after four years through five years	481,041	565,210
Due after five years	1,107,760	1,112,535
Amortizing advances	2,629,617	2,713,632

Total par value	$21,486,409	$25,060,756

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2011 and December 31, 2010 (in thousands, based upon par amount):

	March 31, 2011	December 31, 2010
Fixed-rate
Due in one year or less	$5,378,275	$7,688,427
Due after one year	10,346,509	10,607,136

Total fixed-rate	15,724,784	18,295,563

Variable-rate
Due in one year or less	3,691,283	4,690,851
Due after one year	2,070,342	2,074,342

Total variable-rate	5,761,625	6,765,193

Total par value	$21,486,409	$25,060,756

     At March 31, 2011 and December 31, 2010, 52 percent and 47 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers during the three months ended March 31, 2011 and 2010 were $2,391,000 and $5,135,000, respectively. The Bank deferred $51,000 and $1,615,000 of these gross advance prepayment fees during the three months ended March 31, 2011 and 2010, respectively.

Note 5—Allowance for Credit Losses
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
     During the three months ended March 31, 2011, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”), the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
     On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2011 or December 31, 2010.
     The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2011 and December 31, 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
     The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2011 and December 31, 2010, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

     Mortgage Loans — Government-guaranteed/Insured. The Bank’s government-guaranteed/insured fixed-rate mortgage loans are insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed/insured mortgage loans. Government-guaranteed/insured loans are not placed on non-accrual status.
     Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans were acquired through the Mortgage Partnership Finance (“MPF”) Program, as more fully described in the Bank’s 2010 10-K. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF Program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
     The Bank places a conventional mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on non-accrual loans first as interest income until it recovers all interest, and then as a reduction of principal. A loan on non-accrual status may be restored to accrual status when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) the loan otherwise becomes well secured and in the process of collection.
     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral-dependent loans that are on non-accrual status are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A collateral-dependent loan is impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal and interest on the loan. Interest income on impaired loans is recognized in the same manner as it is for non-accrual loans noted above.
     The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

     The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at March 31, 2011 and December 31, 2010 (dollar amounts in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	March 31, 2011			December 31, 2010
		Government-			Government-
		Guaranteed/			Guaranteed/
	Conventional	Insured		Conventional	Insured
	Loans	Loans	Total	Loans	Loans	Total
Mortgage loans:
30-59 days delinquent	$1,969	$4,644	$6,613	$2,092	$4,993	$7,085
60-89 days delinquent	710	1,021	1,731	919	1,406	2,325
90 days or more delinquent	1,404	732	2,136	1,254	857	2,111

Total past due	4,083	6,397	10,480	4,265	7,256	11,521

Total current loans	96,486	86,439	182,925	103,866	90,611	194,477

Total mortgage loans	$100,569	$92,836	$193,405	$108,131	$97,867	$205,998

Other delinquency statistics:
In process of foreclosure(1)	$746	$162	$908	$678	$73	$751

Serious delinquency rate (2)	1.4%	0.8%	1.1%	1.2%	0.9%	1.0%

Past due 90 days or more and still accruing interest (3)	$—	$732	$732	$—	$857	$857

Non-accrual loans	$1,404	$—	$1,404	$1,254	$—	$1,254

Troubled debt restructurings	$—	$—	$—	$—	$—	$—

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
     At March 31, 2011 and December 31, 2010, the Bank’s other assets included $355,000 and $126,000, respectively, of real estate owned.
     Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At March 31, 2011 and December 31, 2010, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $225,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2011. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$225	$240
Chargeoffs	—	(6)

Balance, end of period	$225	$234

March 31, 2011
Ending balance of reserve related to loans collectively evaluated for impairment	$225

Unpaid principal balance
Individually evaluated for impairment	$1,404

Collectively evaluated for impairment	$99,165

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
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $766 billion and $796 billion at March 31, 2011 and December 31, 2010, respectively. The Bank was the primary obligor on $29.6 billion and $36.2 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2011 and December 31, 2010 (in thousands, at par value).

	March 31, 2011	December 31, 2010
Fixed-rate	$14,253,565	$14,582,605
Simple variable-rate	11,139,700	13,411,000
Step-up	3,441,500	3,001,500
Variable that converts to fixed	184,000	83,000
Step-down	100,000	—

Total par value	$29,118,765	$31,078,105

     At March 31, 2011 and December 31, 2010, 80 percent and 82 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 17 percent and 14 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped to a different variable-rate index.

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2011 and December 31, 2010, by contractual maturity (in thousands):

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$15,754,825	0.96%	$18,269,685	0.86%
Due after one year through two years	6,129,465	2.17	6,107,905	2.17
Due after two years through three years	1,424,000	2.66	1,465,000	2.59
Due after three years through four years	1,494,400	3.01	1,400,440	2.65
Due after four years through five years	1,035,255	3.11	883,255	2.69
Thereafter	3,280,820	3.18	2,951,820	3.28

Total par value	29,118,765	1.73%	31,078,105	1.56%

Premiums	61,971		51,349
Discounts	(11,095)		(11,977)
Hedging adjustments	132,784		198,128

Total	$29,302,425		$31,315,605

     At March 31, 2011 and December 31, 2010, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2011	December 31, 2010
Non-callable bonds	$24,488,550	$26,278,890
Callable bonds	4,630,215	4,799,215

Total par value	$29,118,765	$31,078,105

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2011 and December 31, 2010, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2011	December 31, 2010
Due in one year or less	$19,395,645	$21,479,505
Due after one year through two years	6,561,465	6,594,905
Due after two years through three years	1,354,000	1,545,000
Due after three years through four years	714,400	440,440
Due after four years through five years	411,255	336,255
Thereafter	682,000	682,000

Total par value	$29,118,765	$31,078,105

     Discount Notes. At March 31, 2011 and December 31, 2010, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average
			Implied
	Book Value	Par Value	Interest Rate
March 31, 2011	$500,000	$500,000	0.10%

December 31, 2010	$5,131,978	$5,132,613	0.15%

     At December 31, 2010, 18 percent of the Bank’s consolidated obligation discount notes were swapped to a variable rate. None of the Bank’s discount notes were swapped at March 31, 2011.

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$41,044	$43,714
AHP assessment	1,283	1,734
Grants funded, net of recaptured amounts	(3,474)	(3,704)

Balance, end of period	$38,853	$41,744

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
     Advances — The Bank issues both fixed-rate and variable-rate advances. When appropriate, the Bank uses interest rate exchange agreements to adjust the interest rate sensitivity of its fixed-rate advances to approximate more closely the interest rate sensitivity of its liabilities. With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance on specified future dates. This embedded option is clearly and closely related to the host advance contract. The Bank typically hedges a putable advance by entering into a cancelable interest rate exchange agreement where the Bank pays a fixed coupon and receives a variable coupon, and sells an option to cancel the swap to the swap counterparty. This type of hedge is treated as a fair value hedge. The swap counterparty can cancel the interest rate exchange agreement on the call date and the Bank can cancel the putable advance and offer, subject to certain conditions, replacement funding at prevailing market rates.
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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of	Derivative	Derivative	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$8,141,870	$35,782	$426,753	$8,538,084	$29,201	$501,545
Consolidated obligation bonds	14,572,080	288,394	59,610	14,650,120	352,710	53,502
Interest rate caps related to advances	83,000	654	—	83,000	632	—

Total derivatives designated as hedging instruments under ASC 815	22,796,950	324,830	486,363	23,271,204	382,543	555,047

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	10,000	—	112	6,000	—	59
Consolidated obligation bonds	1,600,000	1,081	—	1,600,000	2,262	—
Consolidated obligation discount notes	—	—	—	912,722	2,825	—
Basis swaps(1)	5,700,000	10,730	—	6,700,000	14,886	—
Intermediary transactions	86,758	663	486	44,200	508	426
Interest rate swaptions related to optional advance commitments	200,000	14,735	—	150,000	10,409	—
Interest rate caps related to advances	13,000	—	—	13,000	—	—
Interest rate caps related to held-to-maturity securities	3,700,000	15,259	—	3,700,000	19,585	—

Total derivatives not designated as hedging instruments under ASC 815	11,309,758	42,468	598	13,125,922	50,475	485

Total derivatives before netting and collateral adjustments	$34,106,708	367,298	486,961	$36,397,126	433,018	555,532

Cash collateral and related accrued interest		(40,193)	(188,451)		(55,481)	(215,356)
Netting adjustments		(297,999)	(297,999)		(338,866)	(338,866)

Total collateral and netting adjustments (2)		(338,192)	(486,450)		(394,347)	(554,222)

Net derivative balances reported in statements of condition		$29,106	$511		$38,671	$1,310

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2011 and 2010 (in thousands).

	Gain (Loss) Recognized in Earnings
	for the Three Months Ended March 31,
	2011	2010
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$379	$2,508
Interest rate caps	22	(54)

Total net gain related to fair value hedge ineffectiveness	401	2,454

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	1,668	8,495
Interest rate swaps
Advances	60	(1)
Consolidated obligation bonds	(1,109)	(6,520)
Consolidated obligation discount notes	(497)	(1,622)
Basis swaps(1)	(3,909)	(554)
Intermediary transactions	95	—
Interest rate swaptions related to optional advance commitments	1,102	—
Interest rate caps
Advances	—	(5)
Held-to-maturity securities	(4,326)	(28,953)

Total net loss related to derivatives not designated as hedging instruments under ASC 815	(6,916)	(29,160)

Net losses on derivatives and hedging activities reported in the statements of income	$(6,515)	$(26,706)

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2011 and 2010 (in thousands).

				Derivative
	Gain (Loss)	Gain (Loss)	Net Fair Value	Net Interest
	on	on	Hedge	Income
Hedged Item	Derivatives	Hedged Items	Ineffectiveness (1)	(Expense) (2)
Three months ended March 31, 2011
Advances	$75,336	$(74,933)	$403	$(57,178)
Consolidated obligation bonds	(63,958)	63,956	(2)	69,673

Total	$11,378	$(10,977)	$401	$12,495

Three months ended March 31, 2010
Advances	$(23,849)	$24,073	$224	$(78,614)
Consolidated obligation bonds	21,570	(19,340)	2,230	132,597

Total	$(2,279)	$4,733	$2,454	$53,983

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)	The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.
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
     The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk also considers the impact of cash collateral held or remitted by the Bank. As of March 31, 2011 and December 31, 2010, the Bank held as collateral cash balances of $40,189,000 and $55,471,000, respectively. The cash collateral held is included in derivative assets/liabilities in the statements of condition.
     At March 31, 2011 and December 31, 2010, the Bank’s maximum credit risk, as defined above, was approximately $22,678,000 and $34,183,000, respectively. In early April 2011 and early January 2011, additional/excess cash collateral of $20,801,000 and $33,006,000, respectively, was delivered/returned to the Bank pursuant to counterparty credit arrangements.
     The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 12.

     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At March 31, 2011 and December 31, 2010, the net market value of the Bank’s derivatives with its members totaled ($93,000) and ($53,000), respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on March 31, 2011.
Note 9—Capital
     At all times during the three months ended March 31, 2011, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$404,486	$1,908,129	$402,820	$2,061,190

Total capital	$1,326,788	$1,908,129	$1,587,603	$2,061,190
Total capital-to-assets ratio	4.00%	5.75%	4.00%	5.19%

Leverage capital	$1,658,485	$2,862,193	$1,984,503	$3,091,785
Leverage capital-to-assets ratio	5.00%	8.63%	5.00%	7.79%
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective April 18, 2011, the membership investment requirement was reduced from 0.06 percent to 0.05 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2011 and April 29, 2011, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. On January 31, 2011 and April 29, 2011, the Bank repurchased surplus stock totaling $102,459,000 and $147,036,000, respectively, of which $0 and $119,000, respectively, was classified as mandatorily redeemable capital stock at those dates.
     Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, which is currently expected to occur in 2011, the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account. Pursuant to the provisions of the JCE Agreement, the Bank will be required to build its restricted retained earnings account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The JCE Agreement provides that during periods in which the Bank’s restricted retained earnings account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its restricted retained earnings account.
Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$4	$3
Interest cost	28	29
Amortization of prior service credit	(9)	(9)
Amortization of net actuarial gain	(6)	(6)

Net periodic benefit cost	$17	$17

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
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
     The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Securities purchased under agreements to resell and federal funds sold. All federal funds sold and securities purchased under agreements to resell represent overnight balances and are carried at cost. The estimated fair value approximates the carrying value.
     Trading securities. The Bank obtains quoted prices for identical securities.
     Held-to-maturity securities. To value its MBS holdings, the Bank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within these thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of March 31, 2011, four vendor prices were received for substantially all of the Bank’s MBS holdings and all of the computed prices fell within the specified tolerance thresholds. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. The Bank estimates the fair values of debentures using a pricing model.
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
     Commitments. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at March 31, 2011 or December 31, 2010.

     The carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2011 and December 31, 2010, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$511,713	$511,713	$1,631,899	$1,631,899
Interest-bearing deposits	252	252	208	208
Security purchased under agreement to resell	375,000	375,000	—	—
Federal funds sold	2,326,000	2,326,000	3,767,000	3,767,000
Trading securities	5,956	5,956	5,317	5,317
Held-to-maturity securities	7,838,641	7,924,731	8,496,429	8,602,589
Advances	21,804,806	21,994,210	25,455,656	25,672,203
Mortgage loans held for portfolio, net	194,478	211,883	207,168	225,336
Accrued interest receivable	40,678	40,678	43,248	43,248
Derivative assets	29,106	29,106	38,671	38,671

Liabilities:
Deposits	1,322,828	1,322,828	1,070,052	1,070,044
Consolidated obligations:
Discount notes	500,000	500,000	5,131,978	5,132,290
Bonds	29,302,425	29,441,339	31,315,605	31,444,058
Mandatorily redeemable capital stock	18,131	18,131	8,076	8,076
Accrued interest payable	117,504	117,504	94,417	94,417
Derivative liabilities	511	511	1,310	1,310
Optional advance commitments (other liabilities)	15,390	15,390	11,156	11,156
     The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$5,956	$—	$—	$—	$5,956
Derivative assets	—	367,298	—	(338,192)	29,106

Total assets at fair value	$5,956	$367,298	$—	$(338,192)	$35,062

Liabilities
Derivative liabilities	$—	$486,961	$—	$(486,450)	$511
Optional advance commitments
(other liabilities)	—	15,390	—	—	15,390

Total liabilities at fair value	$—	$502,351	$—	$(486,450)	$15,901

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     The Bank did not have any assets recorded at fair value on a non-recurring basis at March 31, 2011.

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
     As of March 31, 2011 and December 31, 2010, the Bank had entered into optional advance commitments with par values totaling $200,000,000 and $150,000,000, respectively, excluding commitments to fund CIP/EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments are reported in other liabilities in the statements of condition. At March 31, 2011 and December 31, 2010, other liabilities included items with an aggregate carrying value of $17,763,000 and $20,427,000, respectively, that were not eligible for the fair value option.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At March 31, 2011, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $736 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.

     Other commitments and contingencies. At March 31, 2011 and December 31, 2010, the Bank had commitments to make additional advances totaling approximately $282,742,000 and $199,773,000, respectively. In addition, outstanding standby letters of credit totaled $4,267,681,000 and $4,595,290,000 at March 31, 2011 and December 31, 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 5).
     At March 31, 2011 and December 31, 2010, the Bank had commitments to issue $15,000,000 and $115,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of March 31, 2011 and December 31, 2010, the Bank had pledged cash collateral of $188,430,000 and $215,322,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the three months ended March 31, 2011, interest income from loans to other FHLBanks totaled $1,000. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2011 (in thousands).

Three Months Ended
March 31, 2011
Balance at January 1, 2011	$—
Loan made to FHLBank of San Francisco	200,000
Collection from FHLBank of San Francisco	(200,000)

Balance at March 31, 2011	$—

     During the three months ended March 31, 2011, interest expense on borrowings from other FHLBanks totaled $278. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2011 (in thousands).

Three Months Ended
March 31, 2011
Balance at January 1, 2011	$—
Borrowing from FHLBank of Indianapolis	50,000
Repayment to FHLBank of Indianapolis	(50,000)

Balance at March 31, 2011	$—

     There were no loans to or borrowings from other FHLBanks during the three months ended March 31, 2010.

     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any other debt from other FHLBanks during the three months ended March 31, 2011 or 2010.
Note 15 — Other Comprehensive Income (Loss)
     The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	$—	$(6,958)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	1,378	495
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	4,596	4,266
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(9)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	(6)

Total other comprehensive income (loss)	$5,959	$(2,212)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2011 (the “2010 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
Business
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the United States Government, is responsible for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks.
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
The Bank’s capital stock is not publicly traded and can be held only by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must purchase stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of May 1, 2011, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks.
On April 20, 2011, S&P affirmed its AAA long-term rating on the FHLBank System’s consolidated obligations while revising its outlook on the consolidated obligations from stable to negative. Concurrently, S&P affirmed the AAA long-term counterparty credit ratings of 10 of the FHLBanks, including the Bank, while revising its outlook for each of those FHLBanks from stable to negative. In its announcement, S&P indicated that these changes reflect its revision of the outlook on the United States of America from stable to negative. The outlooks for the other 2 FHLBanks, both of which have long-term counterparty credit ratings of AA+, were not affected by these changes. Further, S&P indicated that it will not raise its outlooks and ratings relating to the FHLBanks above those on the U.S. Government as long as the ratings and outlook on the United States remain unchanged. Conversely, S&P indicated that if it were to lower the ratings on the United States, it would also likely lower the ratings on the FHLBank System’s consolidated obligations as well as its counterparty credit ratings on relevant individual FHLBanks.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2011 and December 31, 2010.
MEMBERSHIP SUMMARY

	March 31,	December 31,
	2011	2010
Commercial banks	737	741
Thrifts	82	83
Credit unions	73	73
Insurance companies	21	21

Total members	913	918

Housing associates	8	8
Non-member borrowers	12	12

Total	933	938

Community Financial Institutions (“CFIs”) (1)	768	768

(1)	The figures presented above reflect the number of members that were CFIs as of March 31, 2011 and December 31, 2010 based upon the definitions of CFIs that applied as of those dates.

For 2011, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2010, 2009 and 2008 of less than $1.040 billion. For 2010, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2009, 2008 and 2007 of less than $1.029 billion.
Financial Market Conditions
Credit market conditions during the first three months of 2011 continued the trend of noticeable improvement observed during 2010.
During the first quarter of 2011, the Federal Reserve continued a $600 billion bond purchase program that was announced in November 2010. Under this program, the Federal Reserve will continue to purchase longer-term U.S. Government bonds at a pace of about $75 billion per month until the end of the second quarter of 2011 in an effort to promote a stronger pace of economic recovery and foster maximum employment and price stability.
Short-term interest rates remained relatively stable during the first three months of 2011, while long-term rates increased somewhat. The Federal Open Market Committee maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009, 2010 and the first quarter of 2011. During these periods, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during the past few years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for most of 2010 and the first quarter of 2011.
One- and three-month LIBOR rates remained relatively stable during the first three months of 2011, with one- and three-month LIBOR ending the quarter at 0.24 percent and 0.30 percent, respectively, as compared to 0.26 percent and 0.30 percent, respectively, at the end of 2010. Stable one- and three-month LIBOR rates, combined with the small spreads between those two indices and between those indices and overnight lending rates, suggest the inter-bank lending markets are relatively stable.
The following table presents information on various market interest rates at March 31, 2011 and December 31, 2010 and various average market interest rates for the quarters ended March 31, 2011 and 2010.

	Ending Rate		Average Rate
	March 31,	December 31,	First Quarter	First Quarter
	2011	2010	2011	2010
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.10%	0.13%	0.15%	0.13%
1-month LIBOR (1)	0.24%	0.26%	0.26%	0.23%
3-month LIBOR (1)	0.30%	0.30%	0.31%	0.26%
2-year LIBOR (1)	1.00%	0.80%	0.89%	1.15%
5-year LIBOR (1)	2.47%	2.17%	2.32%	2.70%
10-year LIBOR (1)	3.57%	3.38%	3.54%	3.78%
3-month U.S. Treasury (1)	0.09%	0.12%	0.13%	0.11%
2-year U.S. Treasury (1)	0.80%	0.61%	0.69%	0.92%
5-year U.S. Treasury (1)	2.24%	2.01%	2.12%	2.43%
10-year U.S. Treasury (1)	3.47%	3.30%	3.46%	3.72%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Economic conditions continued to show moderate signs of improvement during the first quarter of 2011. The gross domestic product increased 1.8 percent during the period. The nationwide unemployment rate fell from 9.4 percent at the end of 2010 to 8.8 percent at March 31, 2011. While housing prices improved in some areas, the national trend in housing prices during the period was downward, and many housing markets remain depressed. Policy makers have interpreted recent data to indicate that certain aspects of the economy are improving. Despite continued signs of economic improvement, the sustainability and extent of the improved economic conditions, and the prospects for and potential timing of further improvements (in particular, employment growth and housing market conditions), remain uncertain.
First Quarter 2011 Summary
•	The Bank ended the first quarter of 2011 with total assets of $33.2 billion and total advances of $21.8 billion, a decrease from $39.7 billion and $25.5 billion, respectively, at the end of 2010. Advances to the Bank’s top five borrowers decreased by $1.4 billion, including the maturity of $1.0 billion in advances to the Bank’s largest borrower. In addition, $0.8 billion of maturing advances were repaid following the consolidation of several members’ charters into the charter of an out-of-district institution. The remaining decline in advances during the quarter was attributable to a general decline in member demand that the Bank believes was due largely to members’ higher liquidity levels and reduced lending activity due to weak economic conditions.

•	The Bank’s net income for the first quarter of 2011 was $11.5 million, including net interest income of $42.1 million and $6.5 million of net losses on derivatives and hedging activities. The $6.5 million in net losses on derivatives and hedging activities for the quarter included $8.6 million of net losses on economic hedge derivatives (excluding net interest settlements), $1.7 million of net interest income on interest rate swaps accounted for as economic hedge derivatives and $0.4 million of net ineffectiveness-related gains on fair value hedges. The net losses on the Bank’s economic hedge derivatives were due largely to losses on its stand-alone interest rate caps and interest rate basis swaps of $4.3 million and $3.9 million, respectively.

•	The Bank held $7.6 billion (notional) of interest rate swaps and swaptions recorded as economic hedge derivatives with a net positive fair value of $25.4 million (excluding accrued interest) at March 31, 2011, including $14.7 million related to the Bank’s swaptions. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors including the relative level and volatility of short-term interest rates. In the case of the Bank’s swaptions, the largely offsetting fair value of the hedged items (i.e., the optional advance commitments) would also decline to zero in this scenario. At March 31, 2011, the carrying value of the optional advance commitments totaled $15.4 million. In addition, as of March 31, 2011, the Bank held $3.7 billion (notional) of stand-alone interest rate cap agreements with a fair value of $15.3 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its collateralized mortgage obligation (“CMO”) LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•	Unrealized fair value losses on the Bank’s holdings of non-agency residential mortgage-backed securities classified as held-to-maturity totaled $74.5 million (21 percent of amortized cost) at March 31, 2011, as compared to $84.0 million (22 percent of amortized cost) at December 31, 2010. Based on its quarter-end analysis of the 37 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities. In assessing the expected credit performance of these securities as of March 31, 2011, the Bank determined it is likely that it will not fully recover the amortized cost basis of eight of its non-agency residential mortgage-backed securities and, accordingly, these securities were deemed to be other-than-temporarily impaired at that date. These eight securities had also been identified as other-than-temporarily impaired in prior periods. The credit components of the impairment losses (an aggregate amount of $1.4 million) were reclassified from accumulated other comprehensive income (loss) to earnings during the quarter ended March 31, 2011 as the fair values of these securities were greater than their carrying amounts at that date. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 6 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential mortgage-backed securities deteriorates beyond its current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential mortgage-backed securities.

•	At all times during the first quarter of 2011, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $462.2 million at March 31, 2011 from $452.2 million at December 31, 2010.

•	During the first quarter of 2011, the Bank paid dividends totaling $1.5 million; the dividend was paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for the preceding quarter by 12.5 basis points.

•	While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be reduced for some period of time. As advances are reduced, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the advances. As a result of the decrease in the Bank’s advances, total assets and capital stock, its future core earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to reductions in advances outstanding and the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying dividends at a rate equal to or slightly above the upper end of the Federal Reserve’s target for the federal funds rate for the applicable quarterly periods of 2011 and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter	2010
	2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$21,804,806	$25,455,656	$27,341,487	$41,453,540	$42,627,506
Investments (1)	10,545,849	12,268,954	19,385,091	12,813,354	14,854,980
Mortgage loans	194,703	207,393	222,365	235,469	248,721
Allowance for credit losses on mortgage loans	225	225	234	234	234
Total assets	33,169,709	39,690,070	51,644,281	57,063,342	58,696,797
Consolidated obligations — discount notes	500,000	5,131,978	3,301,048	6,070,294	5,626,659
Consolidated obligations — bonds	29,302,425	31,315,605	41,919,784	46,956,288	48,269,095
Total consolidated obligations(2)	29,802,425	36,447,583	45,220,832	53,026,582	53,895,754
Mandatorily redeemable capital stock(3)	18,131	8,076	6,894	7,787	7,579
Capital stock — putable	1,427,810	1,600,909	1,835,532	2,260,945	2,311,212
Retained earnings	462,188	452,205	431,890	406,608	369,485
Accumulated other comprehensive loss	(56,743)	(62,702)	(57,213)	(62,207)	(68,177)
Total capital	1,833,255	1,990,412	2,210,209	2,605,346	2,612,520
Dividends paid(3)	1,550	2,057	2,109	2,264	2,386

Income statement (for the quarter)
Net interest income (4)	$42,123	$47,086	$54,686	$68,409	$64,185
Other income (loss)	(6,267)	8,824	(174)	2,224	(25,133)
Other expense	20,157	25,458	17,229	17,023	17,832
Assessments	4,166	8,080	9,892	14,223	5,631
Net income	11,533	22,372	27,391	39,387	15,589

Performance ratios
Net interest margin(5)	0.46%	0.46%	0.42%	0.48%	0.41%
Return on average assets	0.13	0.22	0.21	0.28	0.10
Return on average equity	2.45	4.37	4.28	6.11	2.30
Return on average capital stock (6)	3.10	5.41	4.99	7.00	2.58
Total average equity to average assets	5.27	4.93	4.80	4.57	4.42
Regulatory capital ratio(7)	5.75	5.19	4.40	4.69	4.58
Dividend payout ratio (3)(8)	13.44	9.19	7.70	5.75	15.31

Average effective federal funds rate (9)	0.15%	0.19%	0.19%	0.19%	0.13%

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity and trading.

(2)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $766 billion, $796 billion, $806 billion, $846 billion, and $871 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $29.6 billion, $36.2 billion, $44.8 billion, $52.7 billion, and $53.5 billion, respectively.

(3)	Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $6 thousand, $9 thousand, $7 thousand, $6 thousand, and $8 thousand for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively.

(4)	Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $1.7 million, $3.2 million, $4.9 million, $2.1 million and $8.5 million for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

(5)	Net interest margin is net interest income as a percentage of average earning assets.

(6)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(7)	The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets at each quarter-end.

(8)	Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

(9)	Rates obtained from the Federal Reserve Statistical Release.

Legislative and Regulatory Developments
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd Frank-Act makes significant changes to a number of aspects of the regulation of financial institutions. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the Bank’s business operations, funding costs, rights, obligations, and/or the environment in which it carries out its housing finance mission are likely to be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have a significant impact on the Bank are summarized in the Bank’s 2010 10-K (see “Business — Legislative and Regulatory Developments” beginning on page 20 of that report). Because the Dodd-Frank Act requires the issuance of numerous regulations, orders, determinations and reports, the full effect of this legislation on the Bank and its activities will become known only after the required regulations, orders, determinations and reports have been issued and implemented.
In the wake of the financial crisis and related housing problems, both Congress and the Obama Administration are considering potential changes to the housing finance system that could impact the role and structure of the housing GSEs, including the FHLBanks. For additional discussion regarding potential housing GSE reform and other recent legislative and regulatory developments, see “Business — Legislative and Regulatory Developments” in the Bank’s 2010 10-K.
Financial Condition
The following table provides selected period-end balances as of March 31, 2011 and December 31, 2010, as well as selected average balances for the three-month period ended March 31, 2011 and the year ended December 31, 2010. As shown in the table, the Bank’s total assets decreased by 16.4 percent (or $6.5 billion) during the three months ended March 31, 2011, due primarily to a $3.7 billion decrease in advances, a $2.2 billion decrease in its short-term liquidity holdings, and a $0.6 billion decrease in held-to-maturity securities. As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2011, total consolidated obligations decreased by $6.6 billion as consolidated obligation bonds decreased by $2.0 billion and consolidated obligation discount notes decreased by $4.6 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2011			Balance at
		Increase (Decrease)		December 31,
	Balance	Amount	Percentage	2010
Advances	$21,805	$(3,651)	(14.3)%	$25,456
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	500	(1,100)	(68.8)	1,600
Security purchased under agreement to resell	375	375	*	—
Federal funds sold	2,326	(1,441)	(38.3)	3,767
Held-to-maturity securities	7,839	(657)	(7.7)	8,496
Mortgage loans, net	194	(13)	(6.3)	207
Total assets	33,170	(6,520)	(16.4)	39,690
Consolidated obligations — bonds	29,302	(2,014)	(6.4)	31,316
Consolidated obligations — discount notes	500	(4,632)	(90.3)	5,132
Total consolidated obligations	29,802	(6,646)	(18.2)	36,448
Mandatorily redeemable capital stock	18	10	125.0	8
Capital stock	1,428	(173)	(10.8)	1,601
Retained earnings	462	10	2.2	452
Average total assets	36,265	(16,878)	(31.8)	53,143
Average capital stock	1,508	(620)	(29.1)	2,128
Average mandatorily redeemable capital stock	17	10	142.9	7

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and Due From Banks” in the Bank’s statement of condition.

Advances
The following table presents advances outstanding, by type of institution, as of March 31, 2011 and December 31, 2010.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial banks	$16,163	75%	$19,708	79%
Thrift institutions	3,614	17	3,686	15
Credit unions	1,153	5	1,215	5
Insurance companies	346	2	336	1

Total member advances	21,276	99	24,945	100

Housing associates	48	—	60	—
Non-member borrowers	162	1	56	—

Total par value of advances	$21,486	100%	$25,061	100%

Total par value of advances outstanding to CFIs (1)	$6,509	30%	$6,908	28%

(1)	The figures presented above reflect the advances outstanding to CFIs as of March 31, 2011 and December 31, 2010 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2011 and December 31, 2010, the carrying value of the Bank’s advances portfolio totaled $21.8 billion and $25.5 billion, respectively. The par value of outstanding advances at those dates was $21.5 billion and $25.1 billion, respectively.
During the first three months of 2011, advances outstanding to the Bank’s five largest borrowers decreased by $1.4 billion, including the maturity of $1.0 billion in advances to Wells Fargo Bank South Central, National Association (the Bank’s largest borrower). In addition, $0.8 billion of maturing advances were repaid following the consolidation of several members’ charters into the charter of an out-of-district institution. The remaining decline in outstanding advances of $1.4 billion during the first quarter of 2011 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due largely to members’ higher liquidity levels, which were primarily the result of higher deposit levels and reduced lending activity due to weak economic conditions.
At March 31, 2011, advances outstanding to the Bank’s five largest borrowers totaled $8.1 billion, representing 37.6 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers totaled $9.5 billion at December 31, 2010, representing 37.8 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2011.

FIVE LARGEST BORROWERS AS OF MARCH 31, 2011
(Par value, dollars in millions)

		Percent of
	Par Value of	Total Par Value
Name	Advances	of Advances
Wells Fargo Bank South Central, National Association	$3,000	14.0%
Comerica Bank	2,500	11.6
Beal Bank Nevada (1)	1,375	6.4
International Bank of Commerce	620	2.9
First National Bank (Edinburg, Texas)	582	2.7

	$8,077	37.6%

(1)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2011 and December 31, 2010.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(dollars in millions)

	March 31, 2011		December 31, 2010
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate	$13,095	61.0%	$15,582	62.2%
Adjustable/variable rate indexed	5,761	26.8	6,765	27.0
Amortizing	2,630	12.2	2,714	10.8

Total par value	$21,486	100.0%	$25,061	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2010 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances. In addition, as described in the 2010 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At March 31, 2011, the Bank’s short-term liquidity portfolio was comprised of $2.3 billion of overnight federal funds sold to domestic bank counterparties, $0.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, and $0.4 billion of an overnight reverse repurchase agreement (i.e., security purchased under an agreement to resell). At December 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.8 billion of overnight federal funds sold to domestic bank counterparties and $1.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. As of March 31, 2011, the Bank’s overnight federal funds sold consisted of $0.5 billion sold to counterparties rated double-A, $1.5 billion sold to counterparties rated single-A and $0.3 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”) The Bank entered into reverse repurchase agreements during the three months ended March 31, 2011 because those investments generally provided higher returns than those that were available in the overnight federal funds market.
Long-Term Investments
At March 31, 2011 and December 31, 2010, the Bank’s long-term investment portfolio (at carrying value) was comprised of approximately $7.8 billion and $8.4 billion, respectively, of MBS, substantially all of which were LIBOR-indexed floating rate CMOs, and approximately $50 million of U.S. agency debentures. All of the Bank’s long-term investments were classified as held-to-maturity at both of these dates.
The Bank did not acquire or sell any long-term investments during the three months ended March 31, 2011. During this same period, the proceeds from maturities and paydowns of long-term securities totaled approximately $670 million.
The Bank is currently precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). At March 31, 2011, the Bank held $7.8 billion of MBS, which represented 408 percent of its total regulatory capital. The Bank is not required to sell any previously purchased mortgage securities as it was in compliance with the applicable limit at the time of purchase. Due to the shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase additional MBS throughout the remainder of 2011. Currently, the Bank has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments and it may elect to purchase such securities if attractive opportunities to do so are available.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of March 31, 2011 and December 31, 2010.
UNPAID PRINCIPAL BALANCE OF MORTGAGE-BACKED SECURITIES BY COUPON TYPE
(In millions of dollars)

	March 31, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
U.S. government guaranteed obligations	$—	$19	$19	$—	$20	$20
Government-sponsored enterprises	2	7,559	7,561	2	8,199	8,201
Non-agency residential MBS
Prime(1)	—	299	299	—	323	323
Alt-A(1)	—	72	72	—	75	75

Total MBS	$2	$7,949	$7,951	$2	$8,617	$8,619

(1)	Reflects the label assigned to the securities at the time of issuance.

Gross unrealized losses on the Bank’s MBS investments decreased from $86 million at December 31, 2010 to $80 million at March 31, 2011. As of March 31, 2011, $75 million (or 94 percent) of the unrealized losses related to the Bank’s holdings of non-agency residential MBS (“RMBS”).
The Bank evaluates outstanding held-to-maturity securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 6 of this report).
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of March 31, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
All of the Bank’s held-to-maturity securities are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. With the exception of 24 non-agency RMBS, all of these securities carried the highest investment grade credit rating by each of the NRSROs that rated the respective securities as of March 31, 2011. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2011. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

	Number	Unpaid			Estimated
Credit	of	Principal	Amortized	Carrying	Fair	Unrealized
Rating	Securities	Balance	Cost	Value	Value	Losses
Triple-A	13	$85,319	$85,330	$85,330	$81,169	$4,161
Double-A	1	5,624	5,626	5,626	5,295	331
Triple-B	1	2,211	2,211	2,211	2,105	106
Double-B	1	205	205	205	195	10
Single-B	9	99,237	99,154	95,338	74,647	24,507
Triple-C	11	142,586	138,171	93,769	96,351	41,820
Double-C	1	35,818	32,322	23,251	28,751	3,571

Total	37	$371,000	$363,019	$305,730	$288,513	$74,506

During the period from April 1, 2011 through May 5, 2011, two securities rated triple-A in the table above had their credit ratings lowered to double-A by one of the NRSROs; as of March 31, 2011, the amortized cost and estimated fair value of these securities totaled $6.0 million and $5.8 million, respectively. None of the Bank’s other non-agency RMBS holdings were downgraded during this period.
As of March 31, 2011, five of the securities rated triple-A in the table above, including the two securities that were downgraded in April 2011, were on negative watch. The five securities had carrying values and estimated fair values totaling $14.1 million and $13.6 million, respectively, at March 31, 2011. None of the Bank’s non-agency RMBS holdings were placed on negative watch during the period from April 1, 2011 through May 5, 2011; during that period, two of the securities that were on negative watch at March 31, 2011 were removed from the NRSRO’s watch list. The carrying values and estimated fair values of these two securities each totaled $2.2 million at March 31, 2011.
At March 31, 2011, the Bank’s portfolio of non-agency RMBS was comprised of 18 securities with an aggregate unpaid principal balance of $154 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $217 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2010, the Bank’s non-agency RMBS portfolio was comprised of 20 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $177 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $221 million. The following table provides a summary of the Bank’s non-agency RMBS as of March 31, 2011 by classification at the time of issuance, collateral type and year of securitization (the Bank does not hold any MBS that were labeled as subprime at the time of issuance).
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Classification and year of securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency (1)(2)	Average (1)(3)	Average (1)	Current (4)
Prime(5)
Fixed rate collateral
2006	1	$36	$32	$29	$3	15.88%	6.28%	8.89%	6.28%
2004	3	7	7	7	—	6.38%	32.32%	5.82%	28.43%
2003	9	76	76	72	4	1.55%	6.87%	3.89%	5.34%
2000	1	—	—	—	—	0.00%	39.17%	2.00%	39.17%

Total fixed rate prime collateral	14	119	115	108	7	6.16%	8.34%	5.52%	5.34%

Option ARM collateral
2005	15	168	167	120	47	35.20%	45.74%	43.14%	25.14%
2004	2	12	12	8	4	33.02%	32.84%	29.87%	30.91%

Total option ARM prime collateral	17	180	179	128	51	35.05%	44.89%	42.26%	25.14%

Total prime collateral	31	299	294	236	58	23.56%	30.35%	27.64%	5.34%

Alt-A(5)
Fixed rate collateral
2005	1	25	25	20	5	13.65%	9.80%	6.84%	9.80%
2004	1	2	2	2	—	12.95%	45.90%	6.85%	45.90%
2002	2	8	8	7	1	7.71%	20.35%	4.54%	17.09%

Total fixed rate Alt-A collateral	4	35	35	29	6	12.26%	14.48%	6.32%	9.80%

Option ARM collateral
2005	2	37	34	23	11	52.92%	39.65%	39.56%	33.45%

Total Alt-A collateral	6	72	69	52	17	33.13%	27.40%	23.38%	9.80%

Total non-agency RMBS	37	$371	$363	$288	$75	25.41%	29.78%	26.81%	5.34%

Total fixed rate collateral	18	$154	$150	$137	$13	7.54%	9.73%	5.70%	5.34%
Total option ARM collateral	19	217	213	151	62	38.09%	44.00%	41.80%	25.14%

Total non-agency RMBS	37	$371	$363	$288	$75	25.41%	29.78%	26.81%	5.34%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2011, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 13.56 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

(5)	Reflects the label assigned to the securities at the time of issuance.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2010 is provided in the Bank’s 2010 10-K. There were no substantial changes in these concentrations during the three months ended March 31, 2011.
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2011 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item

1. Financial Statements” (specifically, Note 3 beginning on page 6 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of March 31, 2011 is set forth in the table below.
SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

		Projected			Projected			Projected
	Unpaid Principal	Prepayment Rates (2)			Default Rates (2)			Loss Severities (2)
	Balance at	Weighted	Range		Weighted	Range		Weighted	Range
Year of Securitization	March 31, 2011	Average	Low	High	Average	Low	High	Average	Low	High
Prime (1)
2004	$7,463	9.31%	8.45%	9.81%	7.46%	6.63%	10.56%	24.48%	21.38%	27.63%
2003	75,536	29.07%	13.49%	34.29%	0.92%	0.00%	3.52%	14.11%	0.00%	29.73%
2000	205	13.65%	13.65%	13.65%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total prime collateral	83,204	27.26%	8.45%	34.29%	1.50%	0.00%	10.56%	15.01%	0.00%	29.73%

Alt-A (1)
2006	35,818	13.21%	13.21%	13.21%	30.32%	30.32%	30.32%	49.17%	49.17%	49.17%
2005	229,901	9.86%	6.96%	13.18%	54.66%	17.98%	74.56%	41.51%	30.41%	57.18%
2004	14,133	8.32%	7.42%	10.32%	51.01%	17.13%	60.89%	41.83%	39.38%	42.46%
2002	7,944	14.00%	12.91%	16.63%	5.51%	4.29%	8.47%	22.92%	18.71%	33.11%

Total Alt-A collateral	287,796	10.31%	6.96%	16.63%	50.09%	4.29%	74.56%	41.97%	18.71%	57.18%

Total non-agency RMBS	$371,000	14.11%	6.96%	34.29%	39.20%	0.00%	74.56%	35.92%	0.00%	57.18%

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2011 under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 15.0 percent over the 3- to 9-month period beginning January 1, 2011. Thereafter, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 12 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of March 31, 2011 (including 7 of the 8 securities that were determined to be other-than-temporarily impaired as of March 31, 2011). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

						Credit Losses	Hypothetical
						Recorded	Credit
			Unpaid			in Earnings	Losses Under		Current
	Year of	Collateral	Principal	Carrying	Fair	During the	Stress-Test	Collateral	Credit
	Securitization	Type	Balance	Value	Value	First Quarter	Scenario (2)	Delinquency (3)	Enhancement (4)
Prime
Security #2	2005	Option ARM	$17,855	$10,016	$12,349	$309	$1,101	52.9%	48.9%
Security #3	2006	Fixed Rate	35,818	23,251	28,751	—	603	15.9%	6.3%
Security #4	2005	Option ARM	12,354	7,055	7,823	104	468	26.6%	45.8%
Security #6	2005	Option ARM	17,578	10,772	10,465	—	443	26.9%	25.1%
Security #7	2004	Option ARM	6,733	4,238	4,616	—	76	25.5%	30.9%
Security #8	2005	Option ARM	10,060	6,397	6,576	9	168	27.8%	43.5%
Security #9	2005	Option ARM	4,380	2,972	3,108	6	—	31.7%	43.3%
Security #10	2005	Option ARM	7,907	5,062	5,189	7	111	45.7%	43.6%
Security #11	2005	Option ARM	9,961	7,155	7,080	—	67	49.3%	49.1%
Security #12	2004	Option ARM	5,189	3,403	3,508	71	85	42.8%	35.4%
Security #13	2005	Option ARM	6,460	4,473	4,349	—	—	39.5%	46.2%

Total Prime			134,295	84,794	93,814	506	3,122

Alt-A(1)
Security #1	2005	Option ARM	16,321	8,183	9,706	278	1,284	51.6%	33.4%
Security #5	2005	Option ARM	20,569	12,921	13,738	594	1,551	53.9%	44.6%
Security #14	2005	Fixed Rate	24,817	24,822	19,586	—	11	13.7%	9.8%

Total Alt-A			61,707	45,926	43,030	872	2,846

			$196,002	$130,720	$136,844	$1,378	$5,968

(1)	Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the quarter ended March 31, 2011 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of March 31, 2011.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2011, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 0.03 percent to 19.93 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
While substantially all of its MBS portfolio is comprised of CMOs with floating rate coupons ($7.9 billion par value at March 31, 2011) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2011, one-month LIBOR was 0.24 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($6.6 billion) was between 6.0 percent and 7.0 percent. As of March 31, 2011, one-month LIBOR rates were approximately 576 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.7 billion of interest rate caps with remaining maturities ranging from 33 months to 54 months as of March 31, 2011, and strike rates ranging from 6.00 percent to 6.75 percent and (ii) four forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other two forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.

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
Consolidated Obligations and Deposits
As of March 31, 2011, the carrying values of consolidated obligation bonds and discount notes totaled $29.3 billion and $0.5 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $29.1 billion and the par value of the Bank’s outstanding discount notes was $0.5 billion. In comparison, at December 31, 2010, the carrying values of consolidated obligation bonds and discount notes totaled $31.3 billion and $5.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $31.1 billion and $5.1 billion, respectively.
During the three months ended March 31, 2011, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $2.0 billion due primarily to decreases in the Bank’s outstanding advances. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2011 and December 31, 2010.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(Par value, dollars in millions)

	March 31, 2011		December 31, 2010
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate
Non-callable	$13,513	46.4%	$13,023	41.9%
Callable	740	2.6	1,560	5.0
Single-index variable rate	11,140	38.3	13,411	43.2
Callable step-up	3,442	11.8	3,001	9.6
Variable that converts to fixed	184	0.6	83	0.3
Callable step-down	100	0.3	—	—

Total par value	$29,119	100.0%	$31,078	100.0%

Due to the decrease in outstanding advances, the Bank’s funding needs remained relatively low during the first quarter of 2011, with only $1.2 billion of consolidated obligation bonds issued during this period. The proceeds of these issuances were generally used to replace maturing or called consolidated obligations. The consolidated obligations issued by the Bank during the quarter were primarily swapped fixed rate callable bonds, including step-up bonds, and unswapped non-callable bonds.
The average LIBOR cost of the consolidated obligation bonds issued during the first quarter was lower than the average LIBOR cost of consolidated obligation bonds issued during 2010. The weighted average cost of consolidated obligation bonds issued by the Bank decreased from approximately LIBOR minus 17 basis points during the year ended December 31, 2010 to approximately LIBOR minus 25 basis points in the first quarter of 2011. The lower cost of consolidated obligation bonds was primarily due to the decrease in the Bank’s need for funding; because of its liquidity position, the Bank was able to issue debt only when costs were very favorable. In addition, the reduced issuance of floating rate bonds, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR, also contributed to the Bank’s more favorable funding costs during the quarter.
The Bank’s discount note balance decreased substantially during the first quarter of 2011, with only one overnight discount note outstanding at March 31, 2011. Due to a sufficient supply of short-term liquidity, the Bank did not replace its discount notes as they matured during the first quarter of 2011.
Demand and term deposits were $1.3 billion and $1.1 billion at March 31, 2011 and December 31, 2010, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $1.4 billion and $1.6 billion at March 31, 2011 and December 31, 2010, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $2.1 billion for the year ended December 31, 2010 to $1.5 billion for the three months ended March 31, 2011. The decrease in outstanding capital stock from December 31, 2010 to March 31, 2011 was attributable primarily to a decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances.
Mandatorily redeemable capital stock outstanding at March 31, 2011 and December 31, 2010 was $18.1 million and $8.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes.

At March 31, 2011 and December 31, 2010, the Bank’s five largest shareholders (all but one of which was among the Bank’s five largest borrowers) held $0.4 billion and $0.5 billion, respectively, of capital stock, which represented 27.5 percent and 28.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2011.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2011
(Par value, dollars in millions)

		Percent of
	Par Value of	Total Par Value
Name	Capital Stock	of Capital Stock
Wells Fargo Bank South Central, National Association	$147,533	10.2%
Comerica Bank	127,621	8.8
Beal Bank Nevada (1)	62,075	4.3
International Bank of Commerce	31,410	2.2
Southside Bank	29,216	2.0

	$397,855	27.5%

(1)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
As of March 31, 2011, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. There were no changes in the investment requirement percentages during the three months ended March 31, 2011. Effective April 18, 2011, the membership investment requirement was reduced from 0.06 percent to 0.05 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000. The activity-based investment requirement remains unchanged at 4.10 percent of outstanding advances.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the quarterly repurchases that occurred on January 31, 2011 and April 29, 2011, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2010.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2011	1,024,586	$102,459	$—
April 29, 2011	1,470,359	147,036	119
At March 31, 2011, the Bank’s excess stock totaled $210.7 million, which represented 0.6 percent of the Bank’s total assets as of that date.
The following table presents outstanding capital stock, by type of institution, as of March 31, 2011 and December 31, 2010.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial banks	$1,091	75%	$1,256	78%
Thrifts	212	15	218	14
Credit unions	99	7	101	6
Insurance companies	26	2	26	2

Total capital stock classified as capital	1,428	99	1,601	100

Mandatorily redeemable capital stock	18	1	8	—

Total regulatory capital stock	$1,446	100%	$1,609	100%

During the three months ended March 31, 2011, the Bank’s retained earnings increased by $10.0 million, from $452.2 million to $462.2 million. During this same period, the Bank paid dividends on capital stock totaling $1.5 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first quarter 2011 dividend rate exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the fourth quarter of 2010 by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2010 through December 31, 2010, was paid on March 31, 2011.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to core earnings) generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the remainder of 2011 at or slightly above the upper end of the Federal Reserve’s target for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the upper end of the Federal Reserve’s target for the federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash.

The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2010 10-K. At March 31, 2011, the Bank’s total risk-based capital requirement was $404 million, comprised of credit risk, market risk and operations risk capital requirements of $145 million, $166 million and $93 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at March 31, 2011 or December 31, 2010. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2011, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2011 and December 31, 2010, see “Item 1. Financial Statements” (specifically, Note 9 on page 26 of this report).
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.1 percent, which is higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. At all times during the three months ended March 31, 2011, the Bank was in compliance with its target capital-to-assets ratio.
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 8 beginning on page 19 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of March 31, 2011 and December 31, 2010, the Bank’s notional balance of interest rate exchange agreements was $34.1 billion and $36.4 billion, respectively, while its total assets were $33.2 billion and $39.7 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2011 and December 31, 2010.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(In millions of dollars)

	Short-Cut	Long-Haul	Economic
	Method	Method	Hedges	Total
March 31, 2011
Advances	$6,449	$1,776	$223	$8,448
Investments	—	—	3,700	3,700
Consolidated obligation bonds	—	14,572	1,600	16,172
Balance sheet	—	—	5,700	5,700
Intermediary positions	—	—	87	87

Total notional balance	$6,449	$16,348	$11,310	$34,107

December 31, 2010
Advances	$6,786	$1,835	$169	$8,790
Investments	—	—	3,700	3,700
Consolidated obligation bonds	—	14,650	1,600	16,250
Consolidated obligation discount notes	—	—	913	913
Balance sheet	—	—	6,700	6,700
Intermediary positions	—	—	44	44

Total notional balance	$6,786	$16,485	$13,126	$36,397

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the three months ended March 31, 2011 and 2010.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(Dollars in millions)

			Consolidated	Consolidated	Optional
			Obligation	Obligation	Advance	Balance
	Advances	Investments	Bonds	Discount Notes	Commitments	Sheet	Total
Three months ended March 31, 2011
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(8)	$—	$—	$—	$(7)
Net interest settlements included in net interest income (2)	(59)	—	78	—	—	—	19

Net gain (loss) on derivatives and hedging activities
Net gains (losses) on economic hedges	—	(4)	(1)	(1)	1	(4)	(9)
Net interest settlements on economic hedges	—	—	1	1	—	—	2

Total net gain (loss) on derivatives and hedging activities	—	(4)	—	—	1	(4)	(7)

Net impact of derivatives and hedging activities	(58)	(4)	70	—	1	(4)	5

Net loss on hedged financial instruments carried at fair value	—	—	—	—	(1)	—	(1)

	$(58)	$(4)	$70	$—	$—	$(4)	$4

Three months ended March 31, 2010
Amortization/accretion of hedging activities in net interest income (1)	$—	$—	$(7)	$—	$—	$—	$(7)
Net interest settlements included in net interest income (2)	(80)	—	140	—	—	—	60

Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	—	2	—	—	—	2
Net losses on economic hedges	—	(29)	(6)	(2)	—	(1)	(38)
Net interest settlements on economic hedges	—	—	7	2	—	—	9

Total net gain (loss) on derivatives and hedging activities	—	(29)	3	—	—	(1)	(27)

Net impact of derivatives and hedging activities	$(80)	$(29)	$136	$—	$—	$(1)	$26

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. As of March 31, 2011 and December 31, 2010, only cash collateral had been delivered under the terms of these collateral exchange agreements.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2011 and December 31, 2010.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

			Maximum	Cash
Credit	Number of	Notional	Credit	Collateral	Net Credit
Rating(1)	Counterparties	Principal(2)	Exposure	Due(3)	Exposure
March 31, 2011
Aaa	1	$230.0	$0.6	$0.6	$—
Aa(4)	10	27,246.0	22.1	20.2	1.9
A(5)	3	6,587.3	—	—	—

	14	34,063.3	$22.7	$20.8	$1.9

Member institutions (6)	7	43.4

Total	21	$34,106.7

December 31, 2010
Aaa	1	$234.0	$3.8	$3.8	$—
Aa(4)	10	28,790.3	29.2	28.1	1.1
A(5)	3	7,350.7	1.2	1.1	0.1

	14	36,375.0	$34.2	$33.0	$1.2

Member institutions (6)	5	22.1

Total	19	$36,397.1

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of March 31, 2011 and December 31, 2010, respectively.

(2)	Includes amounts that had not settled as of March 31, 2011 and December 31, 2010.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on March 31, 2011 and December 31, 2010 credit exposures. Cash collateral totaling $20.8 million and $33.0 million was delivered under these agreements in early April 2011 and early January 2011, respectively.

(4)	The figures for Aa-rated counterparties as of March 31, 2011 and December 31, 2010 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $1.5 billion and $1.8 billion as of March 31, 2011 and December 31, 2010, respectively. These transactions represented a maximum credit exposure of $2.1 million and $4.9 million to the Bank as of March 31, 2011 and December 31, 2010, respectively.

(5)	The figures for A-rated counterparties as of March 31, 2011 and December 31, 2010 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $4.6 billion and $4.5 billion as of March 31, 2011 and December 31, 2010, respectively. These transactions did not represent a credit exposure to the Bank at March 31, 2011 and represented a maximum credit exposure of $1.1 million to the Bank as of December 31, 2010.

(6)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.
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

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act, which provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or swap execution facilities. Cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives through a central clearinghouse may or may not reduce the counterparty credit risk typically associated with bilateral transactions, certain requirements, including margin provisions, for cleared trades have the potential to make derivative transactions more costly for the Bank. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able to continue to enter into uncleared trades on a bilateral basis, those transactions are expected to be subject to new regulatory requirements, including minimum margin and capital requirements imposed by regulators on one or both counterparties to the transactions. Any changes to the margin or capital requirements associated with uncleared trades could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk.
Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on our hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see the Bank’s 2010 10-K (specifically, “Business — Legislative and Regulatory Developments” beginning on page 20 of that report).
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 109 percent at March 31, 2011. In comparison, this ratio was approximately 110 percent as of December 31, 2010. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk.”
Results of Operations
Net Income
Net income for the three months ended March 31, 2011 and 2010 was $11.5 million and $15.6 million, respectively. The Bank’s net income for the three months ended March 31, 2011 represented an annualized return on average capital stock (“ROCS”) of 3.10 percent, which was 295 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 2.58 percent for the three months ended March 31, 2010, which exceeded the average effective federal funds rate for that quarter by 245 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the increase in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and to make quarterly payments to the Resolution Funding Corporation (“REFCORP”). Assessments for AHP and REFCORP, which are more fully described below, equate to a minimum 26.5 percent effective assessment rate for the Bank. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective rate may exceed 26.5 percent. During both the three months ended March 31, 2011 and 2010, the effective rate was 26.5 percent. During these periods, the combined AHP and REFCORP assessments were $4.2 million and $5.6 million, respectively.
Income Before Assessments
During the three months ended March 31, 2011 and 2010, the Bank’s income before assessments was $15.7 million and $21.2 million, respectively. As discussed in more detail below, the $5.5 million decrease in income before assessments from period to period was attributable to a $22.1 million decrease in net interest income and a $2.3 million increase in other expense, offset by an $18.9 million improvement in other income/loss. The improvement in other income/loss was due largely to a $20.2 million decrease in net losses on derivatives and hedging activities.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2011 and 2010, the Bank’s net interest income was $42.1 million and $64.2 million, respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments for both periods. If these net interest payments had been included, net interest income would have declined by $28.9 million period to period. The decrease in net interest income was due primarily to a decrease in the average balance of earning assets from $61.7 billion for the three months ended March 31, 2010 to $36.3 billion for the corresponding period in 2011.
For the three months ended March 31, 2011 and 2010, the Bank’s net interest margin was 46 basis points and 41 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to slightly higher short-term interest rates period-to-period, the contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 2 basis points for the three months ended March 31, 2010 to 3 basis points for the comparable period in 2011. The Bank’s net interest spread improved from 39 basis points during the first three months of 2010 to 43 basis points during the first three months of 2011.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the three months ended March 31, 2011, the Bank used approximately $5.8 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $0.4 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $1.6 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2010, the Bank used approximately $9.5 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $3.4 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $5.3 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $1.7 million and $8.5 million for the three months ended March 31, 2011 and 2010, respectively. If this interest income on economic hedge derivatives had been included in net interest income, the Bank’s net interest income for the three months ended March 31, 2011 and 2010 would have been $1.7 million and $8.5 million higher, respectively. For the three months ended March 31, 2011 and 2010, the Bank’s net interest margin would have been 48 basis points and 47 basis points, respectively, and its net interest spread would have been 45 basis points and 45 basis points, respectively.
The Bank’s net interest income for the first quarter of 2010 was positively impacted by higher yields on the Bank’s CMO portfolio. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to purchase loans that are at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial purchases, which included delinquent loans that had accumulated up to that point in time, occurred during the period from February 2010 through May 2010, with additional purchases of delinquent loans occurring thereafter as needed. During the first quarter of 2010, Freddie Mac repurchased delinquent loans from the pools underlying its guaranteed CMOs that are owned by the Bank. The repayments resulting from these repurchases resulted in approximately $6.6 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities. Such repurchases by Fannie Mae and Freddie Mac did not significantly affect the Bank’s net interest income during the three months ended March 31, 2011. The decline in the yield on the Bank’s CMO portfolio in 2011 was offset by increased yields on the Bank’s advances (which were due to the maturity of shorter-term advances bearing lower yields) and more favorable costs related to the Bank’s discount notes.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2011 and 2010.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	For the three months ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense (c)	Rate(a)(c)	Balance	Expense (c)	Rate(a)(c)
Assets
Interest-bearing deposits (b)	$186	$—	0.17%	$125	$—	0.15%
Securities purchased under agreements to resell	323	—	0.13%	—	—	—
Federal funds sold	3,574	1	0.14%	4,256	1	0.11%
Investments
Trading	5	—	—	4	—	—
Held-to-maturity (d)	8,253	24	1.17%	11,433	38	1.34%
Advances (e)	23,790	61	1.02%	45,653	84	0.74%
Mortgage loans held for portfolio	201	3	5.54%	254	4	5.55%

Total earning assets	36,332	89	0.98%	61,725	127	0.82%
Cash and due from banks	76			509
Other assets	161			332
Derivatives netting adjustment (b)	(242)			(335)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(62)			(65)

Total assets	$36,265	89	0.98%	$62,166	127	0.82%

Liabilities and Capital
Interest-bearing deposits (b)	$1,275	—	0.04%	$1,607	—	0.04%
Consolidated obligations
Bonds	29,620	46	0.61%	50,713	59	0.47%
Discount notes	3,297	1	0.15%	6,603	4	0.22%
Mandatorily redeemable capital stock and other borrowings	18	—	0.41%	9	—	0.60%

Total interest-bearing liabilities	34,210	47	0.55%	58,932	63	0.43%
Other liabilities	387			819
Derivatives netting adjustment (b)	(242)			(335)

Total liabilities	34,355	47	0.55%	59,416	63	0.42%

Total capital	1,910			2,750

Total liabilities and capital	$36,265		0.52%	$62,166		0.41%

Net interest income		$42			$64

Net interest margin			0.46%			0.41%
Net interest spread			0.43%			0.39%

Impact of non-interest bearing funds			0.03%			0.02%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2011 and 2010 in the table above include $186 million and $125 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the three months ended March 31, 2011 and 2010 in the table above include $56 million and $210 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $1.7 million and $8.5 million for the three months ended March 31, 2011 and 2010, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2011 and 2010 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended
	March 31, 2011 vs. 2010
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—
Securities purchased under agreements to resell	—	—	—
Federal funds sold	—	—	—
Investments
Trading	—	—	—
Held-to-maturity	(10)	(4)	(14)
Advances	(48)	25	(23)
Mortgage loans held for portfolio	(1)	—	(1)

Total interest income	(59)	21	(38)

Interest expense
Interest-bearing deposits	—	—	—
Consolidated obligations
Bonds	(28)	15	(13)
Discount notes	(2)	(1)	(3)
Mandatorily redeemable capital stock and other borrowings	—	—	—

Total interest expense	(30)	14	(16)

Changes in net interest income	$(29)	$7	$(22)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2011 and 2010. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$1,052	$7,049
Economic hedge derivatives related to consolidated obligation discount notes	485	1,746
Stand-alone economic hedge derivatives (basis swaps)	204	(278)
Member/offsetting swaps	1	1
Economic hedge derivatives related to advances	(74)	(23)

Total net interest income associated with economic hedge derivatives	1,668	8,495

Gains (losses) related to economic hedge derivatives
Losses related to stand-alone derivatives (basis swaps)	(3,909)	(554)
Losses on federal funds floater swaps	(1,109)	(6,520)
Losses on interest rate caps related to held-to-maturity securities	(4,326)	(28,953)
Losses on discount note swaps	(497)	(1,622)
Net gains on member/offsetting swaps	95	—
Gains on swaptions related to optional advance commitments	1,102	—
Gains (losses) related to other economic hedge derivatives (advance swaps and caps)	60	(6)

Total fair value losses related to economic hedge derivatives	(8,584)	(37,655)

Gains (losses) related to fair value hedge ineffectiveness
Net gains on advances and associated hedges	403	224
Net gains (losses) on consolidated obligation bonds and associated hedges	(2)	2,230

Total fair value hedge ineffectiveness	401	2,454

Net gains on unhedged trading securities	129	119
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(1,378)	(568)
Losses on other liabilities carried at fair value under the fair value option (optional advance commitments)	(861)	—
Gains on early extinguishment of debt	369	—
Service fees	570	563
Letter of credit fees	1,429	1,432
Other, net	(10)	27

Total other	248	1,573

Total other loss	$(6,267)	$(25,133)

The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of March 31, 2011, the Bank’s federal funds floater swaps had an aggregate notional amount of $1.6 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of considerable volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At March 31, 2011, the carrying values of the Bank’s federal funds floater swaps totaled $0.8 million, excluding net accrued interest receivable.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be a source of volatility in the Bank’s earnings. As of March 31, 2011, the Bank did not have any hedged discount notes.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of March 31, 2011, the Bank was a party to 7 interest rate basis swaps with an aggregate notional amount of $5.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the three months ended March 31, 2010, the Bank sold a portion of an interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million, which reflected the cumulative life-to-date gain (excluding net interest settlements) realized on this transaction. There were no sales of interest rate basis swaps during the three months ended March 31, 2011; during the period, one interest rate basis swap with a $1.0 billion notional balance matured. At March 31, 2011, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $9.7 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps and interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments aggregating $10.5 million will ultimately reverse in future periods in the form of unrealized losses. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in interest rates, the Bank had (as of March 31, 2011) entered into 14 interest rate cap agreements having a total notional amount of $3.7 billion. The premiums paid for these caps totaled $37.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.

At March 31, 2011, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $15.3 million. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $0.4 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2011 and 2010, the net gains (losses) relating to derivatives associated with specific advances that were not in qualifying hedging relationships totaled $60,000 and ($6,000), respectively.
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 6 of this report).
As of March 31, 2011, the Bank had entered into optional advance commitments with a par value totaling $200,000,000, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During the first three months of 2011, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended March 31, 2011, the Bank repurchased $262.8 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $369,000. No consolidated obligations were extinguished during the three months ended March 31, 2010.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $20.2 million and $17.8 million for the three months ended March 31, 2011 and 2010, respectively.
Compensation and benefits were $11.6 million for the three months ended March 31, 2011, compared to $10.0 million for the corresponding period in 2010. The increase was attributable in large part to three factors: (1) the timing of contributions to the Bank’s Special Non-Qualified Deferred Compensation Plan (contributions were made during the first quarter in 2011 versus the second quarter in 2010); (2) an increase in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions; and (3) cost-of-living and merit increases. At March 31, 2011, the Bank employed 201 people, an increase of 2 people from March 31, 2010.
Other operating expenses for the three months ended March 31, 2011 were $6.7 million compared to $6.6 million for the corresponding period in 2010.

The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.9 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2011 and 2010, the Bank’s AHP assessments totaled $1.3 million and $1.7 million, respectively.
Also as required by statute, the Bank contributes 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. To compute the REFCORP assessment, the Bank’s AHP assessment is subtracted from reported income before assessments and the result is multiplied by 20 percent. During the three months ended March 31, 2011 and 2010, the Bank charged $2.9 million and $3.9 million, respectively, of REFCORP assessments to earnings.
The Bank currently expects that its obligation to REFCORP will be fully satisfied in 2011 and that subsequent to 2011 the Bank’s earnings will no longer be reduced by this assessment. Effective February 28, 2011, the Bank entered into an agreement with the other 11 FHLBanks that will require the Bank to begin allocating (after the FHLBanks’ REFCORP obligations are fully satisfied) at least 20 percent of its quarterly net income to a separate restricted retained earnings account. Depending upon the earnings of the 12 FHLBanks, it is possible that this allocation could begin as early as the third quarter of 2011. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 26 of this report) and the Bank’s 2010 10-K.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2010 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2011.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of March 31, 2011, are summarized in “Item 1. Financial Statements” (specifically, Note 3 beginning on page 6 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at March 31, 2011. The results of that more stressful analysis are presented on page 48 of this report.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks. From time-to-time, the Bank also invests in reverse repurchase agreements, short-term commercial paper (all of which is issued by highly rated entities) and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. Overnight federal funds typically comprise the large majority of the portfolio. At March 31, 2011, the Bank’s short-term liquidity portfolio was comprised of $2.3 billion of overnight federal funds sold to domestic bank counterparties, $0.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and a $0.4 billion overnight reverse repurchase agreement.
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
As discussed more fully in the Bank’s 2010 10-K, the 12 FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”) on June 23, 2006. The Contingency Agreement and related procedures were entered into in order to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. Specifically, in the event that a FHLBank does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Contingency Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. A FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Contingency Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Contingency Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”). Through the date of this report, no Plan COs have been issued pursuant to the terms of the Contingency Agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2010.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2011, the Bank’s estimated operational liquidity requirement was $2.0 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $7.7 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2011, the Bank’s estimated contingent liquidity requirement was $3.4 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $6.2 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2010 is provided in the Bank’s 2010 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2011.
Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 5 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s 2010 10-K. The information provided herein is intended to update the disclosures made in the Bank’s 2010 10-K.
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
The terms of member advances, investment securities and consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of interest rate derivative instruments, primarily interest rate swaps, swaptions and caps, to manage the risk arising from these sources.
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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the quarter ended March 31, 2011.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2010 through March 2011. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (2)		Up 100 Basis Points (1)		Down 100 Basis Points (2)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)
December 2010	$2.187	$1.991	-8.96%	$2.324	6.26%	$2.099	-4.02%	$2.261	3.38%

January 2011	2.058	1.868	-9.23%	2.184	6.12%	1.973	-4.13%	2.126	3.30%
February 2011	2.042	1.850	-9.40%	2.123	3.97%	1.960	-4.02%	2.092	2.45%
March 2011	2.016	1.834	-9.03%	2.088	3.57%	1.938	-3.87%	2.058	2.08%

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

(3)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2010 through March 2011.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates
	Asset	Liability	Duration	Duration	Duration of Equity
	Duration	Duration	Gap	of Equity	Up 100 (1)	Up 200 (1)	Down 100(2)	Down 200(2)
December 2010	0.56	(0.39)	0.17	3.62	4.77	5.84	3.03	3.55

January 2011	0.56	(0.38)	0.18	3.75	4.99	6.00	3.08	3.80
February 2011	0.63	(0.44)	0.19	3.73	5.01	6.86	3.45	4.27
March 2011	0.65	(0.48)	0.17	3.43	4.78	6.62	2.76	3.75

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for seven defined individual maturity points on the yield curve. In addition, during 2010, the Bank had a separate limit of 15 years for the 10-year maturity point key rate duration. In February 2011, the Bank eliminated the separate key rate duration limit for the 10-year maturity point and now includes the 10-year maturity point in its overall key rate duration limit. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first quarter of 2011.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

10.1	Joint Capital Enhancement Agreement, dated February 28, 2011 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated February 28, 2011 and filed with the Securities and Exchange Commission on March 1, 2011, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
May 12, 2011	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

May 12, 2011	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.

10.1	Joint Capital Enhancement Agreement, dated February 28, 2011 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated February 28, 2011 and filed with the Securities and Exchange Commission on March 1, 2011, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.