Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Dallas
filed 2011-08-11
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
At July 31, 2011, the registrant had outstanding 12,271,814 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$2,117,941	$1,631,899
Interest-bearing deposits	260	208
Federal funds sold	1,948,000	3,767,000
Trading securities (Note 11)	6,135	5,317
Held-to-maturity securities (a) (Notes 3 and 11)	7,331,221	8,496,429
Advances (Notes 4 and 5)	19,684,428	25,455,656
Mortgage loans held for portfolio, net of allowance for credit losses of $218 and $225 at June 30, 2011 and December 31, 2010, respectively (Note 5)	183,908	207,168
Accrued interest receivable	37,367	43,248
Premises and equipment, net	24,047	24,660
Derivative assets (Notes 8 and 11)	37,159	38,671
Other assets	17,293	19,814

TOTAL ASSETS	$31,387,759	$39,690,070

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,533,122	$1,070,028
Non-interest bearing	30	24

Total deposits	1,533,152	1,070,052

Consolidated obligations, net (Note 6)
Discount notes	2,849,954	5,131,978
Bonds	25,124,418	31,315,605

Total consolidated obligations, net	27,974,372	36,447,583

Mandatorily redeemable capital stock	17,176	8,076
Accrued interest payable	97,545	94,417
Affordable Housing Program (Note 7)	36,360	41,044
Payable to REFCORP	1,611	5,593
Derivative liabilities (Notes 8 and 11)	1,397	1,310
Other liabilities, including $10,395 and $11,156 of optional advance commitments carried at fair value under the fair value option at June 30, 2011 and December 31, 2010, respectively (Notes 11 and 12)	29,779	31,583

Total liabilities	29,691,392	37,699,658

Commitments and contingencies (Notes 5 and 12)

CAPITAL (Note 9)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,845,590 and 16,009,091 shares at June 30, 2011 and December 31, 2010, respectively	1,284,559	1,600,909
Retained earnings	467,503	452,205
Accumulated other comprehensive income (loss) (Note 15)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(56,226)	(63,263)
Postretirement benefits	531	561

Total accumulated other comprehensive income (loss)	(55,695)	(62,702)

Total capital	1,696,367	1,990,412

TOTAL LIABILITIES AND CAPITAL	$31,387,759	$39,690,070

(a)	Fair values: $7,417,674 and $8,602,589 at June 30, 2011 and December 31, 2010, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Advances	$53,577	$80,833	$112,982	$162,370
Prepayment fees on advances, net	3,696	3,682	4,962	6,355
Interest-bearing deposits	50	75	122	117
Securities purchased under agreements to resell	141	—	245	—
Federal funds sold	432	1,468	1,637	2,611
Held-to-maturity securities	20,661	39,620	44,793	77,837
Mortgage loans held for portfolio	2,630	3,336	5,410	6,859
Other	—	5	6	8

Total interest income	81,187	129,019	170,157	256,157

INTEREST EXPENSE
Consolidated obligations
Bonds	43,628	57,939	89,096	117,043
Discount notes	85	2,432	1,329	6,111
Deposits	53	231	170	387
Mandatorily redeemable capital stock	17	7	35	20
Other borrowings	1	1	1	2

Total interest expense	43,784	60,610	90,631	123,563

NET INTEREST INCOME	37,403	68,409	79,526	132,594

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(5,678)	—	(5,678)	(7,031)
Net non-credit impairment losses recognized in other comprehensive income	3,334	(1,103)	1,956	5,360

Credit component of other-than-temporary impairment losses on held-to-maturity securities	(2,344)	(1,103)	(3,722)	(1,671)

Service fees	766	794	1,336	1,357
Net gain (loss) on trading securities	45	(235)	174	(116)
Net gains (losses) on derivatives and hedging activities	(14,058)	1,288	(20,573)	(25,418)
Gains on other liabilities carried at fair value under the fair value option	4,994	—	4,133	—
Gains on early extinguishment of debt	46	—	415	—
Letter of credit fees	1,345	1,435	2,774	2,867
Other, net	18	45	8	72

Total other income (loss)	(9,188)	2,224	(15,455)	(22,909)

OTHER EXPENSE
Compensation and benefits	10,269	9,623	21,854	19,620
Other operating expenses	7,004	6,409	13,698	13,000
Finance Agency	1,478	622	2,623	1,328
Office of Finance	397	369	1,130	907

Total other expense	19,148	17,023	39,305	34,855

INCOME BEFORE ASSESSMENTS	9,067	53,610	24,766	74,830

Affordable Housing Program	748	4,376	2,031	6,110
REFCORP	1,611	9,847	4,494	13,744

Total assessments	2,359	14,223	6,525	19,854

NET INCOME	$6,708	$39,387	$18,241	$54,976

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited, in thousands)

				Accumulated
	Capital Stock			Other
	Class B - Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
BALANCE, JANUARY 1, 2011	16,009	$1,600,909	$452,205	$(62,702)	$1,990,412

Proceeds from sale of capital stock	1,833	183,347	—	—	183,347
Repurchase/redemption of capital stock	(4,412)	(441,291)	—	—	(441,291)
Shares reclassified to mandatorily redeemable capital stock	(612)	(61,184)	—	—	(61,184)
Comprehensive income
Net income	—	—	18,241	—	18,241
Other comprehensive income (a)	—	—	—	7,007	7,007

Total comprehensive income	—	—	—	—	25,248

Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(90)	—	(90)
Mandatorily redeemable capital stock	—	—	(75)	—	(75)
Stock	28	2,778	(2,778)	—	—

BALANCE, JUNE 30, 2011	12,846	$1,284,559	$467,503	$(55,695)	$1,696,367

BALANCE, JANUARY 1, 2010	25,317	$2,531,715	$356,282	$(65,965)	$2,822,032

Proceeds from sale of capital stock	2,398	239,830	—	—	239,830
Repurchase/redemption of capital stock	(5,150)	(515,048)	—	—	(515,048)
Shares reclassified to mandatorily redeemable capital stock	(1)	(109)	—	—	(109)
Comprehensive income
Net income	—	—	54,976	—	54,976
Other comprehensive income (a)	—	—	—	3,758	3,758

Total comprehensive income	—	—	—	—	58,734

Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(91)	—	(91)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)
Stock	45	4,557	(4,557)	—	—

BALANCE, JUNE 30, 2010	22,609	$2,260,945	$406,608	$(62,207)	$2,605,346

(a)	For the three months ended June 30, 2011 and 2010, total comprehensive income of $7,756 and $45,357, respectively, includes net income of $6,708 and $39,387, respectively, and other comprehensive income of $1,048 and $5,970, respectively. For the components of other comprehensive income for the three and six months ended June 30, 2011 and 2010, see Note 15.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$18,241	$54,976
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(35,240)	(56,923)
Concessions on consolidated obligation bonds	2,220	4,845
Premises, equipment and computer software costs	3,350	3,001
Non-cash interest on mandatorily redeemable capital stock	21	14
Credit component of other-than-temporary impairment losses on held-to-maturity securities	3,722	1,671
Gains on early extinguishment of debt	(415)	—
Gains on other liabilities carried at fair value under the fair value option	(4,133)	—
Net increase in trading securities	(818)	(483)
Loss due to change in net fair value adjustment on derivative and hedging activities	40,043	109,561
Decrease in accrued interest receivable	5,897	6,700
Decrease (increase) in other assets	1,847	(837)
Decrease in Affordable Housing Program (AHP) liability	(4,684)	(3,177)
Increase (decrease) in accrued interest payable	3,120	(56,206)
Decrease in payable to REFCORP	(3,982)	(65)
Increase in other liabilities	2,301	1,235

Total adjustments	13,249	9,336

Net cash provided by operating activities	31,490	64,312

INVESTING ACTIVITIES
Net increase in interest-bearing deposits	(26,302)	(54,757)
Net decrease (increase) in federal funds sold	1,819,000	(649,000)
Proceeds from maturities of long-term held-to-maturity securities	1,182,792	2,440,730
Purchases of long-term held-to-maturity securities	—	(1,078,810)
Principal collected on advances	125,066,626	112,947,658
Advances made	(119,302,910)	(106,990,959)
Principal collected on mortgage loans held for portfolio	22,882	24,085
Purchases of premises, equipment and computer software	(3,379)	(2,959)

Net cash provided by investing activities	8,758,709	6,635,988

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	430,213	(619,683)
Net payments on derivative contracts with financing elements	(9,958)	(9,670)
Net proceeds from issuance of consolidated obligations
Discount notes	113,048,535	66,500,234
Bonds	1,939,769	21,769,842
Proceeds from assumption of debt from other FHLBank	167,381	—
Debt issuance costs	(706)	(3,504)
Payments for maturing and retiring consolidated obligations
Discount notes	(115,328,111)	(69,181,852)
Bonds	(8,226,328)	(26,337,895)
Payment to other FHLBank for assumption of debt	(14,738)	—
Proceeds from issuance of capital stock	183,347	239,830
Proceeds from issuance of mandatorily redeemable capital stock	—	97
Payments for redemption of mandatorily redeemable capital stock	(52,180)	(1,598)
Payments for repurchase/redemption of capital stock	(441,291)	(515,048)
Cash dividends paid	(90)	(91)

Net cash used in financing activities	(8,304,157)	(8,159,338)

Net increase (decrease) in cash and cash equivalents	486,042	(1,459,038)
Cash and cash equivalents at beginning of the period	1,631,899	3,908,242

Cash and cash equivalents at end of the period	$2,117,941	$2,449,204

Supplemental Disclosures:
Interest paid	$94,964	$144,712

AHP payments, net	$6,715	$9,287

REFCORP payments	$8,476	$13,809

Stock dividends issued	$2,778	$4,557

Dividends paid through issuance of mandatorily redeemable capital stock	$75	$2

Capital stock reclassified to mandatorily redeemable capital stock	$61,184	$109

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
Note 2—Recently Issued Accounting Guidance
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). Except for disclosures related to troubled debt restructurings, which have been deferred until interim and annual reporting periods beginning on or after June 15, 2011, the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The required disclosures are presented in Note 5. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.

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
     Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). On May 12, 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and provides for certain additional disclosures regarding fair value measurements. The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied prospectively. Early adoption is not permitted. The adoption of this guidance is not expected to have any impact on the Bank’s results of operations or financial condition.
     Presentation of Comprehensive Income. On June 16, 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income as part of the statements of capital and requires, among other things, that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement must present total net income and its components followed consecutively by a second statement that must present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to earnings. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied retrospectively. Early adoption is permitted. The Bank intends to adopt this guidance effective January 1, 2012. The adoption of this guidance will not impact the Bank’s results of operations or financial condition.

Note 3—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2011 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$48,644	$—	$48,644	$332	$61	$48,915

Mortgage-backed securities
U.S. government guaranteed obligations	18,305	—	18,305	37	3	18,339
Government-sponsored enterprises	6,982,499	—	6,982,499	107,327	2,110	7,087,716
Non-agency residential mortgage-backed securities	337,999	56,226	281,773	—	19,069	262,704

	7,338,803	56,226	7,282,577	107,364	21,182	7,368,759

Total	$7,387,447	$56,226	$7,331,221	$107,696	$21,243	$7,417,674

     Held-to-maturity securities as of December 31, 2010 were as follows (in thousands):

		OTTI Recorded in		Gross	Gross
		Accumulated Other		Unrecognized	Unrecognized	Estimated
	Amortized	Comprehensive	Carrying	Holding	Holding	Fair
	Cost	Income (Loss)	Value	Gains	Losses	Value
Debentures
U.S. government guaranteed obligations	$51,946	$—	$51,946	$331	$217	$52,060

Mortgage-backed securities
U.S. government guaranteed obligations	20,038	—	20,038	70	—	20,108
Government-sponsored enterprises	8,096,361	—	8,096,361	128,732	2,068	8,223,025
Non-agency residential mortgage-backed securities	391,347	63,263	328,084	—	20,688	307,396

	8,507,746	63,263	8,444,483	128,802	22,756	8,550,529

Total	$8,559,692	$63,263	$8,496,429	$129,133	$22,973	$8,602,589

     The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2011. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
		Estimated	Gross		Estimated	Gross		Estimated	Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Debentures
U.S. government guaranteed obligations	2	$20,593	$61	—	$—	$—	2	$20,593	$61

Mortgage-backed securities
U.S. government guaranteed obligations	3	3,090	3	—	—	—	3	3,090	3
Government-sponsored enterprises	33	424,999	372	35	705,860	1,738	68	1,130,859	2,110
Non-agency residential mortgage-backed securities	—	—	—	36	262,704	75,295	36	262,704	75,295

	36	428,089	375	71	968,564	77,033	107	1,396,653	77,408

Total	38	$448,682	$436	71	$968,564	$77,033	109	$1,417,246	$77,469

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

     At June 30, 2011, the gross unrealized losses on the Bank’s held-to-maturity securities were $77,469,000, of which $75,295,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $2,174,000 was attributable to securities that are either guaranteed by the U.S. government or issued by government-sponsored enterprises (“GSEs”). As of June 30, 2011, the U.S. government and the issuers of the Bank’s holdings of GSE mortgage-backed securities were rated triple-A by each of the following nationally recognized statistical ratings organizations (“NRSROs”): (1) Moody’s Investors Service (“Moody’s”), (2) Standard and Poor’s (“S&P”) and (3) Fitch Ratings, Ltd. (”Fitch”). In July 2011, S&P placed the AAA long-term U.S. sovereign credit rating on CreditWatch Negative and Moody’s placed the Aaa long-term U.S. government bond rating on review for possible downgrade. On August 2, 2011, Moody’s confirmed its Aaa long-term U.S. government bond rating with a negative outlook. On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook. These actions impacted the issuer ratings of certain entities whose ratings are linked to those of the U.S. government, including the issuers of the Bank’s holdings of GSE mortgage-backed securities. Fitch has not taken any ratings actions on the U.S. government or the issuers of the Bank’s holdings of GSE mortgage-backed securities since the U.S. government’s debt ceiling was raised on August 2, 2011.
     Based upon the Bank’s assessment of the strength of the government guarantees of the debentures and government guaranteed mortgage-backed securities (“MBS”) held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government guaranteed debentures, U.S. government guaranteed MBS and GSE MBS that were in an unrealized loss position at June 30, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2011.
     The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of June 30, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
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
     To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2011 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2011 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning April 1, 2011 followed in each case by a 3-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
     Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of eight of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of June 30, 2011. All but one of these securities had previously been deemed to be other-than-temporarily impaired in 2009 and/or 2010. The difference between the present value of the cash flows expected to be collected from these eight securities and their amortized cost bases (i.e., the credit losses) totaled $2,344,000 as of June 30, 2011. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings. Credit losses totaling $2,197,000 associated with five of the previously impaired securities were reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended June 30, 2011. The estimated fair values of four of the five securities were greater than their carrying amounts at that date.
     In addition to the eight securities that were determined to be other-than-temporarily impaired at June 30, 2011, six other securities were previously deemed to be other-than-temporarily impaired. The following tables set forth additional information for each of the securities that were other-than-temporarily impaired as of June 30, 2011, including those securities that were deemed to be other-than-temporarily impaired in a prior period but which were not further impaired as of June 30, 2011 (in thousands). All of the Bank’s RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the first table represent the lowest rating assigned to the security by these NRSROs as of June 30, 2011.

			Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Period of		Credit	Non-Credit		Credit	Non-Credit
	Initial	Credit	Component	Component	Total	Component	Component	Total
	Impairment	Rating	of OTTI	of OTTI	OTTI	of OTTI	of OTTI	OTTI
Security #1	Q1 2009	Triple-C	$793	$(793)	$—	$1,071	$(1,071)	$—
Security #2	Q1 2009	Triple-C	316	(316)	—	625	(625)	—
Security #3	Q2 2009	Single-C	173	(173)	—	173	(173)	—
Security #4	Q2 2009	Triple-C	—	—	—	104	(104)	—
Security #5	Q3 2009	Triple-C	522	(522)	—	1,116	(1,116)	—
Security #6	Q3 2009	Triple-C	455	(393)	62	455	(393)	62
Security #7	Q3 2009	Single-B	—	—	—	—	—	—
Security #8	Q1 2010	Triple-C	—	—	—	9	(9)	—
Security #9	Q1 2010	Single-B	—	—	—	6	(6)	—
Security #10	Q4 2010	Triple-C	58	274	332	65	267	332
Security #11	Q4 2010	Triple-C	—	—	—	—	—	—
Security #12	Q4 2010	Triple-C	—	—	—	71	(71)	—
Security #13	Q4 2010	Triple-C	6	266	272	6	266	272
Security #14	Q2 2011	Single B	21	4,991	5,012	21	4,991	5,012

Totals			$2,344	$3,334	$5,678	$3,722	$1,956	$5,678

	Cumulative from Period of Initial
	June 30, 2011		Impairment Through June 30, 2011		June 30, 2011
	Unpaid		Non-Credit	Accretion of		Estimated
	Principal	Amortized	Component of	Non-Credit	Carrying	Fair
	Balance	Cost	OTTI	Component	Value	Value
Security #1	$16,148	$13,261	$10,271	$5,483	$8,473	$8,951
Security #2	17,526	16,838	12,389	5,764	10,213	11,285
Security #3	34,238	30,562	15,715	7,514	22,361	26,575
Security #4	11,989	11,784	8,380	3,666	7,070	7,731
Security #5	20,131	18,434	10,047	4,623	13,010	13,089
Security #6	17,083	16,176	9,661	4,176	10,691	10,691
Security #7	6,600	6,525	3,575	1,314	4,264	4,461
Security #8	9,735	9,713	4,968	1,605	6,350	6,006
Security #9	4,274	4,262	1,916	641	2,987	2,876
Security #10	7,791	7,727	3,312	407	4,822	4,822
Security #11	9,719	9,719	3,061	517	7,175	6,593
Security #12	5,127	5,045	1,820	237	3,462	3,244
Security #13	6,106	6,091	2,418	351	4,024	4,024
Security #14	23,861	23,844	4,991	—	18,853	18,853

Totals	$190,328	$179,981	$92,524	$36,298	$123,755	$129,201

     For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2011 (dollars in thousands):

				Significant Inputs(2)			Current Credit
			Unpaid Principal	Projected	Projected	Projected	Enhancement
	Year of	Collateral	Balance as of	Prepayment	Default	Loss	as of
	Securitization	Type(1)	June 30, 2011	Rate	Rate	Severity	June 30, 2011(3)
Security #1	2005	Alt-A/Option ARM	$16,148	7.5%	73.8%	54.9%	32.8%
Security #2	2005	Alt-A/Option ARM	17,526	10.3%	63.7%	60.7%	48.0%
Security #3	2006	Alt-A/Fixed Rate	34,238	13.0%	31.4%	50.0%	5.8%
Security #5	2005	Alt-A/Option ARM	20,131	8.4%	74.0%	54.6%	43.7%
Security #6	2005	Alt-A/Option ARM	17,083	8.8%	56.5%	37.2%	23.3%
Security #10	2005	Alt-A/Option ARM	7,791	8.3%	66.1%	47.8%	42.7%
Security #13	2005	Alt-A/Option ARM	6,106	11.1%	57.1%	39.2%	45.4%
Security #14	2005	Alt-A/Fixed Rate	23,861	12.0%	19.9%	38.8%	9.7%

Total			$142,884

(1)	Security #1, Security #5, and Security #14 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
     The following table presents a rollforward for the three and six months ended June 30, 2011 and 2010 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Balance of credit losses, beginning of period	$7,954	$4,590	$6,576	$4,022
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	21	—	21	17
Credit losses on securities for which an other-than-temporary impairment was previously recognized	2,323	1,103	3,701	1,654

Balance of credit losses, end of period	$10,298	$5,693	$10,298	$5,693

     Because the Bank currently expects to recover the entire amortized cost basis of each of its other non-agency RMBS holdings, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of its other non-agency RMBS to be other-than-temporarily impaired at June 30, 2011.

     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2011 and December 31, 2010 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2011			December 31, 2010
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Maturity	Cost	Value	Value	Cost	Value	Value
Debentures
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	2,036	2,036	2,065	2,555	2,555	2,598
Due after five years through ten years	25,955	25,955	26,257	27,871	27,871	28,159
Due after ten years	20,653	20,653	20,593	21,520	21,520	21,303

	48,644	48,644	48,915	51,946	51,946	52,060

Mortgage-backed securities	7,338,803	7,282,577	7,368,759	8,507,746	8,444,483	8,550,529

Total	$7,387,447	$7,331,221	$7,417,674	$8,559,692	$8,496,429	$8,602,589

     The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $90,745,000 and $105,046,000 at June 30, 2011 and December 31, 2010, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$48,644	$51,946

Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	750	821
Collateralized mortgage obligations
Fixed-rate	1,480	1,620
Variable-rate	7,336,573	8,505,305

	7,338,803	8,507,746

Total	$7,387,447	$8,559,692

     All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2010 or the six months ended June 30, 2011.

Note 4—Advances
     Redemption Terms. At June 30, 2011 and December 31, 2010, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent and 0.05 percent to 8.61 percent, respectively, as summarized below (in thousands).

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Overdrawn demand deposit accounts	$60	4.05%	$171	4.10%

Due in one year or less	7,371,965	0.85	12,362,781	0.70
Due after one year through two years	2,871,588	2.00	1,511,311	3.15
Due after two years through three years	2,050,663	1.52	2,927,555	2.17
Due after three years through four years	610,706	3.06	1,419,491	1.11
Due after four years through five years	498,830	2.78	736,210	2.97
Due after five years	3,301,889	3.75	3,389,605	3.78
Amortizing advances	2,591,388	4.33	2,713,632	4.40

Total par value	19,297,089	2.18%	25,060,756	1.93%

Deferred prepayment fees	(27,393)		(31,290)
Commitment fees	(128)		(105)
Hedging adjustments	414,860		426,295

Total	$19,684,428		$25,455,656

     Amortizing advances require repayment according to predetermined amortization schedules.
     The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2011 and December 31, 2010, the Bank had aggregate prepayable and callable advances totaling $157,505,000 and $170,349,000, respectively.
     The following table summarizes advances at June 30, 2011 and December 31, 2010, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2011	December 31, 2010
Overdrawn demand deposit accounts	$60	$171

Due in one year or less	7,442,889	12,437,799
Due after one year through two years	2,888,306	1,534,056
Due after two years through three years	2,072,592	2,953,639
Due after three years through four years	621,574	1,433,491
Due after four years through five years	518,938	750,082
Due after five years	3,161,342	3,237,886
Amortizing advances	2,591,388	2,713,632

Total par value	$19,297,089	$25,060,756

     The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2011 and December 31, 2010, the Bank had putable advances outstanding totaling $3,264,321,000 and $3,486,421,000, respectively.

     The following table summarizes advances at June 30, 2011 and December 31, 2010, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2011	December 31, 2010
Overdrawn demand deposit accounts	$60	$171

Due in one year or less	10,267,536	15,288,601
Due after one year through two years	2,541,488	1,494,561
Due after two years through three years	1,928,662	2,476,955
Due after three years through four years	518,306	1,409,091
Due after four years through five years	372,330	565,210
Due after five years	1,077,319	1,112,535
Amortizing advances	2,591,388	2,713,632

Total par value	$19,297,089	$25,060,756

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at June 30, 2011 and December 31, 2010 (in thousands, based upon par amount):

	June 30, 2011	December 31, 2010
Fixed-rate
Due in one year or less	$6,108,667	$7,688,427
Due after one year	9,851,920	10,607,136

Total fixed-rate	15,960,587	18,295,563

Variable-rate
Due in one year or less	1,274,502	4,690,851
Due after one year	2,062,000	2,074,342

Total variable-rate	3,336,502	6,765,193

Total par value	$19,297,089	$25,060,756

     At June 30, 2011 and December 31, 2010, 49 percent and 47 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $12,779,000 and $8,821,000 during the three months ended June 30, 2011 and 2010, respectively, and were $15,170,000 and $13,956,000 during the six months ended June 30, 2011 and 2010, respectively. None of the gross advance prepayment fees were deferred during the three months ended June 30, 2011. The Bank deferred $51,000 of the gross advance prepayment fees during the six months ended June 30, 2011. The Bank deferred $4,573,000 and $6,188,000 of the gross advance prepayment fees during the three and six months ended June 30, 2010, respectively.

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
     During the six months ended June 30, 2011, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
     On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2011 or December 31, 2010.
     The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2011 and December 31, 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
     The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2011 and December 31, 2010, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

     The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at June 30, 2011 and December 31, 2010 (dollar amounts in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	June 30, 2011			December 31, 2010
		Government-			Government-
		Guaranteed/			Guaranteed/
	Conventional Loans	Insured Loans	Total	Conventional Loans	Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,719	$4,452	$6,171	$2,092	$4,993	$7,085
60-89 days delinquent	469	585	1,054	919	1,406	2,325
90 days or more delinquent	1,185	858	2,043	1,254	857	2,111

Total past due	3,373	5,895	9,268	4,265	7,256	11,521

Total current loans	91,433	82,210	173,643	103,866	90,611	194,477

Total mortgage loans	$94,806	$88,105	$182,911	$108,131	$97,867	$205,998

Other delinquency statistics:

In process of foreclosure(1)	$799	$185	$984	$678	$73	$751

Serious delinquency rate (2)	1.2%	1.0%	1.1%	1.2%	0.9%	1.0%

Past due 90 days or more and still accruing interest (3)	$—	$858	$858	$—	$857	$857

Non-accrual loans	$1,185	$—	$1,185	$1,254	$—	$1,254

Troubled debt restructurings	$—	$—	$—	$—	$—	$—

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
     At June 30, 2011 and December 31, 2010, the Bank’s other assets included $298,000 and $126,000, respectively, of real estate owned.
     Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At June 30, 2011 and December 31, 2010, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $218,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at June 30, 2011. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$225	$234	$225	$240
Chargeoffs	(7)	—	(7)	(6)

Balance, end of period	$218	$234	$218	$234

June 30, 2011
Ending balance of reserve related to loans collectively evaluated for impairment	$218

Unpaid principal balance
Individually evaluated for impairment	$1,185

Collectively evaluated for impairment	$93,621

Note 6—Consolidated Obligations
     Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its statements of condition only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 12.
     The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $727 billion and $796 billion at June 30, 2011 and December 31, 2010, respectively. The Bank was the primary obligor on $27.8 billion and $36.2 billion (at par value), respectively, of these consolidated obligations.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2011 and December 31, 2010 (in thousands, at par value).

	June 30, 2011	December 31, 2010
Fixed-rate	$13,357,315	$14,582,605
Simple variable-rate	8,139,700	13,411,000
Step-up	3,126,500	3,001,500
Fixed that converts to variable	201,000	83,000
Step-down	100,000	—

Total par value	$24,924,515	$31,078,105

     At June 30, 2011 and December 31, 2010, 82 percent and 82 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 3 percent and 14 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped to a different variable-rate index.

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2011 and December 31, 2010, by contractual maturity (in thousands):

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Interest		Interest
Contractual Maturity	Amount	Rate	Amount	Rate
Due in one year or less	$14,152,790	1.19%	$18,269,685	0.86%
Due after one year through two years	4,130,500	2.35	6,107,905	2.17
Due after two years through three years	1,459,440	3.29	1,465,000	2.59
Due after three years through four years	1,049,965	2.38	1,400,440	2.65
Due after four years through five years	1,269,000	3.35	883,255	2.69
Thereafter	2,862,820	2.97	2,951,820	3.28

Total par value	24,924,515	1.87%	31,078,105	1.56%

Premiums	50,613		51,349
Discounts	(9,905)		(11,977)
Hedging adjustments	159,195		198,128

Total	$25,124,418		$31,315,605

     At June 30, 2011 and December 31, 2010, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2011	December 31, 2010
Non-callable bonds	$20,667,300	$26,278,890
Callable bonds	4,257,215	4,799,215

Total par value	$24,924,515	$31,078,105

     The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2011 and December 31, 2010, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2011	December 31, 2010
Due in one year or less	$17,658,610	$21,479,505
Due after one year through two years	4,494,500	6,594,905
Due after two years through three years	1,239,440	1,545,000
Due after three years through four years	549,965	440,440
Due after four years through five years	580,000	336,255
Thereafter	402,000	682,000

Total par value	$24,924,515	$31,078,105

     Discount Notes. At June 30, 2011 and December 31, 2010, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

			Weighted
			Average Implied
	Book Value	Par Value	Interest Rate
June 30, 2011	$2,849,954	$2,850,000	0.02%

December 31, 2010	$5,131,978	$5,132,613	0.15%

     At December 31, 2010, 18 percent of the Bank’s consolidated obligation discount notes were swapped to a variable rate. None of the Bank’s discount notes were swapped at June 30, 2011.

Note 7—Affordable Housing Program (“AHP”)
     The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$41,044	$43,714
AHP assessment	2,031	6,110
Grants funded, net of recaptured amounts	(6,715)	(9,287)

Balance, end of period	$36,360	$40,537
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
     At inception, the Bank formally documents the relationships between derivatives designated as hedging instruments and their hedged items, its risk management objectives and strategies for undertaking the hedge transactions, and its method for assessing the effectiveness of the hedging relationships. This process includes linking all derivatives that are designated as fair value hedges to: (1) specific assets and liabilities on the statements of condition or (2) firm commitments. The Bank also formally assesses (both at the inception of the hedging relationship and on a monthly basis thereafter) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.
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
     If hedging relationships meet certain criteria specified in ASC 815, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances to be eligible for the short-cut method of accounting as long as the settlement of the committed advance occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for short-cut accounting specified in ASC 815. The Bank has defined the market settlement convention to be five business days or less for advances. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.
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

     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of	Derivative	Derivative	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$7,876,169	$20,012	$478,757	$8,538,084	$29,201	$501,545
Consolidated obligation bonds	13,892,830	274,152	27,143	14,650,120	352,710	53,502
Interest rate caps related to advances	43,000	368	—	83,000	632	—

Total derivatives designated as hedging instruments under ASC 815	21,811,999	294,532	505,900	23,271,204	382,543	555,047

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	2,500	—	47	6,000	—	59
Consolidated obligation bonds	100,000	169	—	1,600,000	2,262	—
Consolidated obligation discount notes	—	—	—	912,722	2,825	—
Basis swaps (1)	5,700,000	8,742	—	6,700,000	14,886	—
Intermediary transactions	86,758	1,390	1,210	44,200	508	426
Interest rate swaptions related to optional advance commitments	200,000	9,912	—	150,000	10,409	—
Interest rate caps
Advances	10,000	—	—	13,000	—	—
Held-to-maturity securities	3,900,000	9,749	—	3,700,000	19,585	—
Intermediary transactions	30,000	10	589	—	—	—

Total derivatives not designated as hedging instruments under ASC 815	10,029,258	29,972	1,846	13,125,922	50,475	485

Total derivatives before netting and collateral adjustments	$31,841,257	324,504	507,746	$36,397,126	433,018	555,532

Cash collateral and related accrued interest		(22,586)	(241,590)		(55,481)	(215,356)
Netting adjustments		(264,759)	(264,759)		(338,866)	(338,866)

Total collateral and netting adjustments (2)		(287,345)	(506,349)		(394,347)	(554,222)

Net derivative balances reported in statements of condition		$37,159	$1,397		$38,671	$1,310

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)	Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

     The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
	for the Three Months Ended June 30,		for the Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(982)	$(2,373)	$(603)	$135
Interest rate caps	(285)	(473)	(263)	(527)

Total net loss related to fair value hedge ineffectiveness	(1,267)	(2,846)	(866)	(392)

Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	1,435	2,068	3,103	10,563
Interest rate swaps
Advances	31	27	91	26
Consolidated obligation bonds	(716)	(2,866)	(1,825)	(9,386)
Consolidated obligation discount notes	—	862	(497)	(760)
Basis swaps (1)	(1,946)	10,798	(5,855)	10,244
Intermediary transactions	2	1	97	1
Interest rate swaptions related to optional advance commitments	(4,822)	—	(3,720)	—
Interest rate caps
Advances	—	(1)	—	(6)
Held-to-maturity securities	(6,780)	(6,755)	(11,106)	(35,708)
Intermediary transactions	5	—	5	—

Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(12,791)	4,134	(19,707)	(25,026)

Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(14,058)	$1,288	$(20,573)	$(25,418)

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.
     The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Gain (Loss)		Net Fair Value	Derivative Net
	on	Gain (Loss) on	Hedge	Interest Income
Hedged Item	Derivatives	Hedged Items	Ineffectiveness (1)	(Expense)(2)
Three months ended June 30, 2011
Advances	$(79,127)	$78,928	$(199)	$(54,815)
Consolidated obligation bonds	26,084	(27,152)	(1,068)	69,988

Total	$(53,043)	$51,776	$(1,267)	$15,173

Three months ended June 30, 2010
Advances	$(134,581)	$134,256	$(325)	$(70,860)
Consolidated obligation bonds	6,925	(9,446)	(2,521)	109,886

Total	$(127,656)	$124,810	$(2,846)	$39,026

Six months ended June 30, 2011
Advances	$(3,791)	$3,995	$204	$(111,993)
Consolidated obligation bonds	(37,874)	36,804	(1,070)	139,661

Total	$(41,665)	$40,799	$(866)	$27,668

Six months ended June 30, 2010
Advances	$(158,430)	$158,329	$(101)	$(149,474)
Consolidated obligation bonds	28,495	(28,786)	(291)	242,483

Total	$(129,935)	$129,543	$(392)	$93,009

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)	The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

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
     The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk also considers the impact of cash collateral held or remitted by the Bank. As of June 30, 2011 and December 31, 2010, the Bank held as collateral cash balances of $22,583,000 and $55,471,000, respectively. The cash collateral held is included in derivative assets/liabilities in the statements of condition.
     At June 30, 2011 and December 31, 2010, the Bank’s maximum credit risk, as defined above, was approximately $26,186,000 and $34,183,000, respectively. In early July 2011 and early January 2011, additional/excess cash collateral of $25,030,000 and $33,006,000, respectively, was delivered/returned to the Bank pursuant to counterparty credit arrangements.
     The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 12.
     When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At June 30, 2011 and December 31, 2010, the net market value of the Bank’s derivatives with its members totaled $628,000 and ($53,000), respectively.
     The Bank has an agreement with one of its derivative counterparties that contains provisions that may require the Bank to deliver collateral to the counterparty if there is a deterioration in the Bank’s long-term credit rating to AA+ or below by S&P or Aa1 or below by Moody’s and the Bank loses its status as a government-sponsored enterprise. If this were to occur, the counterparty to the agreement would be entitled to collateral equal to its exposure to the extent such exposure exceeded $1,000,000. However, the Bank would not be required to deliver collateral unless the amount to be delivered is at least $500,000. The derivative instruments subject to this agreement were in a net asset position for the Bank on June 30, 2011.

Note 9—Capital
     At all times during the six months ended June 30, 2011, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$361,979	$1,769,238	$402,820	$2,061,190

Total capital	$1,255,510	$1,769,238	$1,587,603	$2,061,190
Total capital-to-assets ratio	4.00%	5.64%	4.00%	5.19%

Leverage capital	$1,569,388	$2,653,857	$1,984,503	$3,091,785
Leverage capital-to-assets ratio	5.00%	8.46%	5.00%	7.79%
     Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.05 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.
     The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2011, April 29, 2011 and July 29, 2011, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. On January 31, 2011, April 29, 2011 and July 29, 2011, the Bank repurchased surplus stock totaling $102,459,000, $147,036,000 and $94,004,000, respectively, of which $0, $119,000 and $0, respectively, was classified as mandatorily redeemable capital stock at those dates.
     Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement, and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The amended JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (“RRE Account”). Pursuant to the provisions of the amended JCE Agreement, the Bank will be required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. Amounts allocated to the Bank’s RRE Account will not be available to pay dividends.
     On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the three months ended June 30, 2011. Accordingly, under the terms of the amended JCE Agreement the allocations to the Bank’s RRE Account will begin in the third quarter of 2011.

Note 10—Employee Retirement Plans
     The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$3	$3	$7	$6
Interest cost	28	28	56	57
Amortization of prior service credit	(9)	(8)	(18)	(17)
Amortization of net actuarial gain	(6)	(6)	(12)	(12)

Net periodic benefit cost	$16	$17	$33	$34

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
     The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

     The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Federal funds sold. All federal funds sold represent overnight balances and are carried at cost. The estimated fair value approximates the carrying value.
     Trading securities. The Bank obtains quoted prices for identical securities.
     Held-to-maturity securities. To value its MBS holdings, the Bank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. A price is established for each MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within these thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of June 30, 2011, four vendor prices were received for substantially all of the Bank’s MBS holdings and all of the computed prices fell within the specified tolerance thresholds. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. The Bank estimates the fair values of debentures using a pricing model.
     Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms.
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
     Commitments. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at June 30, 2011 or December 31, 2010.

     The carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2011 and December 31, 2010, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$2,117,941	$2,117,941	$1,631,899	$1,631,899
Interest-bearing deposits	260	260	208	208
Federal funds sold	1,948,000	1,948,000	3,767,000	3,767,000
Trading securities	6,135	6,135	5,317	5,317
Held-to-maturity securities	7,331,221	7,417,674	8,496,429	8,602,589
Advances	19,684,428	19,896,872	25,455,656	25,672,203
Mortgage loans held for portfolio, net	183,908	202,445	207,168	225,336
Accrued interest receivable	37,367	37,367	43,248	43,248
Derivative assets	37,159	37,159	38,671	38,671

Liabilities:
Deposits	1,533,152	1,533,150	1,070,052	1,070,044
Consolidated obligations:
Discount notes	2,849,954	2,849,861	5,131,978	5,132,290
Bonds	25,124,418	25,281,466	31,315,605	31,444,058
Mandatorily redeemable capital stock	17,176	17,176	8,076	8,076
Accrued interest payable	97,545	97,545	94,417	94,417
Derivative liabilities	1,397	1,397	1,310	1,310
Optional advance commitments (other liabilities)	10,395	10,395	11,156	11,156
     The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2011 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$6,135	$—	$—	$—	$6,135
Derivative assets	—	324,504	—	(287,345)	37,159

Total assets at fair value	$6,135	$324,504	$—	$(287,345)	$43,294

Liabilities
Derivative liabilities	$—	$507,746	$—	$(506,349)	$1,397
Optional advance commitments (other liabilities)	—	10,395	—	—	10,395

Total liabilities at fair value	$—	$518,141	$—	$(506,349)	$11,792

(1)	Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.
     During the three and six months ended June 30, 2011, the Bank recorded total other-than-temporary impairment losses on four of its non-agency RMBS classified as held-to-maturity. At June 30, 2011, the four securities had an aggregate unpaid principal balance and estimated fair value of $54,841,000 and $38,390,000, respectively. Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these four impaired securities fell within Level 3 of the fair value hierarchy. Four third-party vendor prices were received for each of these securities and, as described above, the average of the middle two prices was used to determine the final fair value measurements.
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
     As of June 30, 2011 and December 31, 2010, the Bank had entered into optional advance commitments with par values totaling $200,000,000 and $150,000,000, respectively, excluding commitments to fund CIP/EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments are reported in other liabilities in the statements of condition. At June 30, 2011 and December 31, 2010, other liabilities included items with an aggregate carrying value of $19,384,000 and $20,427,000, respectively, that were not eligible for the fair value option.
Note 12—Commitments and Contingencies
     Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At June 30, 2011, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $700 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At June 30, 2011 and December 31, 2010, the Bank had commitments to make additional advances totaling approximately $263,320,000 and $199,773,000, respectively. In addition, outstanding standby letters of credit totaled $3,847,178,000 and $4,595,290,000 at June 30, 2011 and December 31, 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 5).
     At June 30, 2011 and December 31, 2010, the Bank had commitments to issue $555,000,000 and $115,000,000, respectively, of consolidated obligation bonds, of which $530,000,000 and $115,000,000, respectively, were hedged with associated interest rate swaps.
     The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of June 30, 2011 and December 31, 2010, the Bank had pledged cash collateral of $241,571,000 and $215,322,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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
Note 14 — Transactions with Other FHLBanks
     Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the six months ended June 30, 2011, interest income from loans to other FHLBanks totaled $1,000. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2011 (in thousands).

Six Months Ended
June 30, 2011
Balance at January 1, 2011	$—
Loans made to
FHLBank of San Francisco	200,000
FHLBank of Atlanta	6,000
Collections from
FHLBank of San Francisco	(200,000)
FHLBank of Atlanta	(6,000)

Balance at June 30, 2011	$—

     During the six months ended June 30, 2011, interest expense on borrowings from other FHLBanks totaled $278. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2011 (in thousands).

Six Months Ended
June 30, 2011
Balance at January 1, 2011	$—
Borrowing from FHLBank of Indianapolis	50,000
Repayment to FHLBank of Indianapolis	(50,000)

Balance at June 30, 2011	$—

There were no loans to or borrowings from other FHLBanks during the six months ended June 30, 2010.
     The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any other debt from other FHLBanks during the six months ended June 30, 2011 or 2010.
     Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. During the three months ended June 30, 2011, the Bank transferred a consolidated obligation with a par amount of $15,000,000 to the FHLBank of San Francisco. A gain of $32,000 was recognized on the transfer. The Bank did not transfer any other debt to other FHLBanks during the six months ended June 30, 2011 or 2010.
Note 15 — Other Comprehensive Income
     The following table presents the components of other comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	$(5,531)	$—	$(5,531)	$(6,958)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	2,197	1,103	3,575	1,598
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	4,397	4,881	8,993	9,147
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(8)	(18)	(17)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	(6)	(12)	(12)

Total other comprehensive income	$1,048	$5,970	$7,007	$3,758

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in ratings on the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn, credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of large members or large borrowers through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011 (the “2010 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks. Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and generally are publicly traded in the over-the-counter market. The Bank records on its statements of condition only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the United States government and the United States government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). Each of these nationally recognized statistical rating organizations (“NRSROs”) has assigned a negative outlook to their long-term rating on the consolidated obligations. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. As further discussed below, consolidated obligations were rated AAA/A-1+ by S&P prior to August 8, 2011. Historically, the FHLBanks’ GSE status and highest available credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access (see additional discussion in Part II Item 1A, Risk Factors beginning on page 79 of this report). Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of August 8, 2011, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, each of the FHLBanks was rated AA+/A-1+ by S&P. The outlook on each of the NRSRO’s long-term ratings is negative.
On April 20, 2011, S&P had affirmed its AAA long-term credit rating on the FHLBank System’s consolidated obligations while revising its outlook on the consolidated obligations from stable to negative. Concurrently, S&P affirmed the AAA long-term counterparty credit ratings of 10 of the FHLBanks, including the Bank, while revising its outlook for each of those FHLBanks from stable to negative. In its announcement, S&P indicated that these changes reflected its revision of the outlook on the sovereign rating of the United States from stable to negative. The outlooks for the other 2 FHLBanks, both of which had long-term counterparty credit ratings of AA+, were not affected by these changes. Further, S&P indicated that it would not raise its outlooks and ratings relating to the FHLBanks above those on the U.S. government as long as the ratings and outlook on the United States remained unchanged. Conversely, S&P indicated that if it were to lower the ratings on the United States, it would also likely lower the ratings on the FHLBank System’s consolidated obligations as well as its counterparty credit ratings on relevant individual FHLBanks.
On July 15, 2011, S&P placed the AAA long-term credit rating of the FHLBank System’s consolidated obligations on CreditWatch Negative. Concurrently, S&P placed the AAA long-term counterparty credit ratings of 10 of the FHLBanks, including the Bank, on CreditWatch Negative. S&P affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues. These ratings actions reflected S&P’s placement of the long-term sovereign credit rating of the United States on CreditWatch Negative on July 14, 2011. On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook. Subsequently, on August 8, 2011, S&P lowered the long-term credit rating of the FHLBank System’s consolidated obligations from AAA to AA+ with a negative outlook and it also lowered the long-term counterparty credit ratings of 10 FHLBanks, including the Bank, from AAA to AA+ with a negative outlook. S&P again affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues.
On July 13, 2011, Moody’s placed the Aaa government bond rating of the United States, and consequently the ratings of the GSEs, including those of the FHLBanks, on review for possible downgrade. This review was prompted by the risk that the U.S. statutory debt limit might not be raised in time to prevent a default on the U.S. government’s debt obligations. Following the increase in the U.S. statutory debt limit on August 2, 2011, Moody’s confirmed the Aaa government bond rating of the United States and also, consequently, the Aaa ratings of the GSEs, including those of the FHLBanks. Concurrently, Moody’s assigned a negative outlook to the U.S. government’s long-term bond rating and the long-term ratings of the GSEs, including the FHLBanks.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2011 and December 31, 2010.

MEMBERSHIP SUMMARY
	June 30,	December 31,
	2011	2010
Commercial banks	730	741
Thrifts	82	83
Credit unions	76	73
Insurance companies	21	21

Total members	909	918

Housing associates	8	8
Non-member borrowers	11	12

Total	928	938

Community Financial Institutions (“CFIs”) (1)	756	768

(1)	The figures presented above reflect the number of members that were CFIs as of June 30, 2011 and December 31, 2010 based upon the definitions of CFIs that applied as of those dates.
For 2011, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2010, 2009 and 2008 of less than $1.040 billion. For 2010, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2009, 2008 and 2007 of less than $1.029 billion.
Financial Market Conditions
Economic conditions showed some signs of improvement during the first half of 2011 but the rate of improvement was slow. The gross domestic product increased 1.3 percent during the second quarter of 2011, as compared to 0.4 percent (revised from the original estimate of 1.8 percent) during the first quarter. The nationwide unemployment rate fell from 9.4 percent at the end of 2010 to 8.8 percent at March 31, 2011, but increased to 9.2 percent at June 30, 2011. While housing prices improved in some areas, the national trend in housing prices during the period was downward, and many housing markets remain depressed. Despite some signs of economic improvement during the first half of the year, the sustainability and extent of those improvements, and the prospects for and potential timing of further improvements (in particular, employment growth and housing market conditions), remain uncertain.
Credit market conditions during the first three months of 2011 continued the trend of noticeable improvement observed during 2010. During the second quarter of 2011, concerns over the sovereign debt crisis in Europe resulted in greater demand for high-quality short-term debt. On August 2, 2011, the U.S. government’s debt limit was raised, averting a default on the nation’s debt obligations. This increase is projected to be sufficient to fund the U.S. government’s obligations into 2013.
During the first half of 2011, the Federal Reserve continued a $600 billion bond purchase program that was announced in November 2010. Under this program, the Federal Reserve purchased longer-term U.S. Government bonds at a pace of about $75 billion per month in an effort to promote a stronger pace of economic recovery and foster maximum employment and price stability. While this program expired on June 30, 2011, the Federal Open

Market Committee announced that it intends to continue to reinvest the proceeds from maturities of agency and mortgage-backed debt in U.S. Treasury securities.
Interest rates declined slightly during the first six months of 2011. The Federal Open Market Committee maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009, 2010 and the first half of 2011. During these periods, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during the past few years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for most of 2010 and the first half of 2011.
One- and three-month LIBOR rates declined slightly during the second quarter of 2011, with one- and three-month LIBOR ending the quarter at 0.19 percent and 0.25 percent, respectively, as compared to 0.24 percent and 0.30 percent, respectively, at the end of the first quarter of 2011 and 0.26 percent and 0.30 percent, respectively, at the end of 2010. Stable one- and three-month LIBOR rates, combined with the small spreads between those two indices and between those indices and overnight lending rates, suggest the inter-bank lending markets are relatively stable.
The following table presents information on various market interest rates at June 30, 2011 and December 31, 2010 and various average market interest rates for the three- and six-month periods ended June 30, 2011 and 2010.

	Ending Rate		Average Rate		Average Rate
	June 30,	December 31,	Second Quarter	Second Quarter	Six Months Ended	Six Months Ended
	2011	2010	2011	2010	June 30, 2011	June 30, 2010
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective
Federal Funds Rate (2)	0.07%	0.13%	0.09%	0.19%	0.12%	0.16%
1-month LIBOR (1)	0.19%	0.26%	0.20%	0.32%	0.23%	0.27%
3-month LIBOR (1)	0.25%	0.30%	0.26%	0.44%	0.29%	0.35%
2-year LIBOR (1)	0.70%	0.80%	0.75%	1.16%	0.82%	1.16%
5-year LIBOR (1)	2.03%	2.17%	2.07%	2.49%	2.20%	2.59%
10-year LIBOR (1)	3.28%	3.38%	3.29%	3.51%	3.41%	3.64%
3-month U.S. Treasury (1)	0.03%	0.12%	0.05%	0.15%	0.09%	0.13%
2-year U.S. Treasury (1)	0.45%	0.61%	0.56%	0.87%	0.63%	0.89%
5-year U.S. Treasury (1)	1.76%	2.01%	1.85%	2.25%	1.99%	2.34%
10-year U.S. Treasury (1)	3.18%	3.30%	3.20%	3.49%	3.33%	3.60%

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2011 Summary
•	The Bank ended the second quarter of 2011 with total assets of $31.4 billion and total advances of $19.7 billion, a decrease from $39.7 billion and $25.5 billion, respectively, at the end of 2010. Advances to the Bank’s top five borrowers decreased by $4.1 billion, including the maturity of $3.3 billion in advances to the Bank’s two largest borrowers. In addition, $0.8 billion of maturing advances were repaid following the consolidation of several members’ charters into the charter of an out-of-district institution. The remaining decline in advances during the six-month period was attributable to a general decline in member demand that the Bank believes was due largely to members’ higher liquidity levels, which were primarily the result of higher deposit levels, and reduced lending activity due to weak economic conditions.

•	The Bank’s net income for the three and six months ended June 30, 2011 was $6.7 million and $18.2 million, respectively, including net interest income of $37.4 million and $79.5 million, respectively, and $14.1 million and $20.6 million in net losses on derivatives and hedging activities, respectively. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s overall income before assessments of $9.1 million and $24.8 million for the three and six months ended June 30, 2011, respectively. Had the interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher (and its net losses on derivatives and hedging activities would have been higher) by $1.4 million and $3.1 million for the three and six months ended June 30, 2011, respectively.

•	For the three and six months ended June 30, 2011, the $14.1 million and $20.6 million, respectively, in net losses on derivatives and hedging activities included $1.4 million and $3.1 million, respectively, of net interest income on interest rate swaps accounted for as economic hedge derivatives, $14.2 million and $22.8 million, respectively, of net losses on economic hedge derivatives (excluding net interest settlements) and net ineffectiveness-related losses on fair value hedges of $1.3 million and $0.9 million, respectively. The net losses on the Bank’s economic hedge derivatives during the three and six months ended June 30, 2011 were due largely to fair value losses of $6.8 million and $11.1 million, respectively, on its stand-alone interest rate caps, $4.8 million and $3.7 million, respectively, on its interest rate swaptions and $1.9 million and $5.9 million, respectively, on its interest rate basis swaps.

•	The Bank held $6.1 billion (notional) of interest rate swaps and swaptions recorded as economic hedge derivatives with a net positive fair value of $18.0 million (excluding accrued interest) at June 30, 2011, including $9.9 million related to the Bank’s swaptions. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors including the relative level and volatility of future interest rates. In the case of the Bank’s swaptions, the largely offsetting fair value of the hedged items (i.e., the optional advance commitments) would also decline to zero in this scenario. At June 30, 2011, the carrying value of the optional advance commitments totaled $10.4 million. In addition, as of June 30, 2011, the Bank held $3.9 billion (notional) of stand-alone interest rate cap agreements with a fair value of $9.7 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its collateralized mortgage obligation (“CMO”) LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•	Unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities, all of which are classified as held-to-maturity, totaled $75.3 million (22 percent of amortized cost) at June 30, 2011, as compared to $84.0 million (22 percent of amortized cost) at December 31, 2010. Based on its quarter-end analysis of the 36 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities. The Bank’s operating results for the three and six months ended June 30, 2011 included credit-related other-than-temporary impairment charges of $2.3 million and $3.7 million, respectively, on certain of its investments in non-agency residential mortgage-backed securities. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential mortgage-backed securities deteriorates beyond its current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential mortgage-backed securities.

•	At all times during the first half of 2011, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $467.5 million at June 30, 2011 from $452.2 million at December 31, 2010.

•	During the first half of 2011, the Bank paid dividends totaling $2.9 million; the Bank’s first and second quarter dividends were paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

•	On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to the Resolution Funding Corporation (“REFCORP”) with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the three months ended June 30, 2011. Accordingly, the Bank’s earnings will no longer be reduced by this assessment beginning July 1, 2011. In addition, beginning in the third quarter of 2011, the Bank will allocate, on a quarterly basis, at least 20 percent of its net income to a newly established restricted retained earnings account. Among other things, the Bank will be prohibited from paying dividends out of this account; however, the allocations to, and restrictions associated with, this account are not currently expected to have an effect on the Bank’s dividend payment practices. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 9 on page 27 of this report).

•	While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be reduced for some period of time. As advances are reduced, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the advances. As a result of the decrease in the Bank’s advances, total assets and capital stock, its future core earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to reductions in advances outstanding and the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances about earnings or dividends for the remainder of 2011, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying dividends at a rate equal to or slightly above the upper end of the Federal Reserve’s target for the federal funds rate for the applicable quarterly periods of 2011 and to continue building retained earnings. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2011		2010
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$19,684,428	$21,804,806	$25,455,656	$27,341,487	$41,453,540
Investments (1)	9,285,616	10,545,849	12,268,954	19,385,091	12,813,354
Mortgage loans	184,126	194,703	207,393	222,365	235,469
Allowance for credit losses on mortgage loans	218	225	225	234	234
Total assets	31,387,759	33,169,709	39,690,070	51,644,281	57,063,342
Consolidated obligations — discount notes	2,849,954	500,000	5,131,978	3,301,048	6,070,294
Consolidated obligations — bonds	25,124,418	29,302,425	31,315,605	41,919,784	46,956,288
Total consolidated obligations(2)	27,974,372	29,802,425	36,447,583	45,220,832	53,026,582
Mandatorily redeemable capital stock(3)	17,176	18,131	8,076	6,894	7,787
Capital stock — putable	1,284,559	1,427,810	1,600,909	1,835,532	2,260,945
Retained earnings	467,503	462,188	452,205	431,890	406,608
Accumulated other comprehensive loss	(55,695)	(56,743)	(62,702)	(57,213)	(62,207)
Total capital	1,696,367	1,833,255	1,990,412	2,210,209	2,605,346
Dividends paid(3)	1,393	1,550	2,057	2,109	2,264

Income statement (for the quarter)
Net interest income (4)	$37,403	$42,123	$47,086	$54,686	$68,409
Other income (loss)	(9,188)	(6,267)	8,824	(174)	2,224
Other expense	19,148	20,157	25,458	17,229	17,023
Assessments	2,359	4,166	8,080	9,892	14,223
Net income	6,708	11,533	22,372	27,391	39,387

Performance ratios
Net interest margin(5)	0.47%	0.46%	0.46%	0.42%	0.48%
Return on average assets	0.08	0.13	0.22	0.21	0.28
Return on average equity	1.54	2.45	4.37	4.28	6.11
Return on average capital stock (6)	2.02	3.10	5.41	4.99	7.00
Total average equity to average assets	5.47	5.27	4.93	4.80	4.57
Regulatory capital ratio(7)	5.64	5.75	5.19	4.40	4.69
Dividend payout ratio (3)(8)	20.77	13.44	9.19	7.70	5.75

Average effective federal funds rate (9)	0.09%	0.15%	0.19%	0.19%	0.19%

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity and trading.

(2)	The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $727 billion, $766 billion, $796 billion, $806 billion, and $846 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $27.8 billion, $29.6 billion, $36.2 billion, $44.8 billion, and $52.7 billion, respectively.

(3)	Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $18 thousand, $6 thousand, $9 thousand, $7 thousand, and $6 thousand for the quarters ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

(4)	Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $1.4 million, $1.7 million, $3.2 million, $4.9 million, and $2.1 million for the quarters ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

(5)	Net interest margin is net interest income as a percentage of average earning assets.

(6)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(7)	The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets at each quarter-end.

(8)	Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

(9)	Rates obtained from the Federal Reserve Statistical Release.

Legislative and Regulatory Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd Frank-Act makes significant changes to a number of aspects of the regulation of financial institutions. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the Bank’s business operations, hedging costs, rights, obligations, and/or the environment in which it carries out its housing finance mission are likely to be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have a significant impact on the Bank are summarized in the Bank’s 2010 10-K (see “Business — Legislative and Regulatory Developments” beginning on page 20 of that report). The more significant regulatory activities relating to the Dodd-Frank Act that have occurred since the Bank’s 2010 10-K was filed are summarized below and should be read in conjunction with the summary included in that report. Because the Dodd-Frank Act requires the issuance of numerous regulations, orders, determinations and reports, the full effect of this legislation on the Bank and its activities will become known only after the required regulations, orders, determinations and reports have been issued and implemented.
On May 11, 2011, the Prudential Regulators (i.e., the bank regulators) published proposed margin rules. Under these proposed rules, the Bank would have to post for uncleared derivative transactions both initial margin and variation margin to the Bank’s derivative counterparties, but may be eligible with respect to both types of margin for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank’s derivative counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus make uncleared trades more costly for the Bank.
On May 23, 2011, the Commodity Futures Trading Commission (the “CFTC”) and SEC published joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will and will not be regulated as “swaps.” While it is unlikely that advances transactions between the Bank and its members will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
On June 9, 2011, the CFTC published a proposed rule which would require that collateral posted by clearinghouse customers in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling would put the Bank’s collateral at risk in the event of a default by another customer of the Bank’s clearing member. To the extent the CFTC’s final rule places the Bank’s posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank could be adversely impacted.
On July 27, 2011, the CFTC published a final rule regarding the process by which it will determine which types of swaps will be subject to mandatory clearing, but it has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank’s derivatives will be required to be cleared until the last week of 2011, at the very earliest, and it is possible that such date will be some time in 2012.
While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most impact on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish those final regulations between the date of this report and the end of 2011, but it is currently expected that such final regulations will not become effective until the end of 2011, and delays beyond that time are possible.

Finance Agency Actions
Conservatorship and Receivership
On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks. The final regulation, which became effective on July 20, 2011, addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in a receivership. In adopting the final regulation, the Finance Agency explained that its general approach was to set out the basic framework for conservatorships and receiverships. Under the final regulation:
•	Claims of FHLBank members arising from their deposit accounts, service agreements, advances, and other transactions with the FHLBanks are distinct from such members’ equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members’ claims in regard to their FHLBank stock and not to claims arising from other member transactions with a FHLBank;

•	A FHLBank’s claim for repayment/reimbursement in regard to its payment of any consolidated obligations of another FHLBank in conservatorship or receivership following that FHLBank’s default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions; and

•	With respect to property held by a FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate nor would it be available to satisfy general creditor claims.
Prudential Management Standards
On June 20, 2011, the Finance Agency issued a proposed rule, as required by the Housing and Economic Recovery Act of 2008, to establish prudential standards with respect to 10 categories of operation and management of the FHLBanks, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, the “Regulated Entities”), including, among others, internal controls, interest rate risk and market risk. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and would leave to the Regulated Entities the obligation to organize and manage their affairs to ensure that the standards are met, subject to Finance Agency oversight. The proposed rule also includes procedural provisions relating to the consequences of failing to meet applicable standards, such as requirements regarding the submission of a corrective action plan to the Finance Agency. Comments on the proposal are due by August 19, 2011.
Other Developments
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

Financial Condition
The following table provides selected period-end balances as of June 30, 2011 and December 31, 2010, as well as selected average balances for the six-month period ended June 30, 2011 and the year ended December 31, 2010. As shown in the table, the Bank’s total assets decreased by 20.9 percent (or $8.3 billion) between December 31, 2010 and June 30, 2011, due primarily to decreases of $5.8 billion, $1.2 billion and $1.3 billion in advances, held-to-maturity securities and its short-term liquidity holdings, respectively. As the Bank’s assets decreased, the funding for those assets also decreased. During the six months ended June 30, 2011, total consolidated obligations decreased by $8.5 billion as consolidated obligation bonds and discount notes declined by $6.2 billion and $2.3 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2011			Balance at
		Increase (Decrease)		December 31,
	Balance	Amount	Percentage	2010
Advances	$19,684	$(5,772)	(22.7)%	$25,456
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	2,100	500	31.3	1,600
Federal funds sold	1,948	(1,819)	(48.3)	3,767
Held-to-maturity securities	7,331	(1,165)	(13.7)	8,496
Mortgage loans, net	184	(23)	(11.1)	207
Total assets	31,388	(8,302)	(20.9)	39,690
Consolidated obligations — bonds	25,124	(6,192)	(19.8)	31,316
Consolidated obligations — discount notes	2,850	(2,282)	(44.5)	5,132
Total consolidated obligations	27,974	(8,474)	(23.2)	36,448
Mandatorily redeemable capital stock	17	9	112.5	8
Capital stock	1,285	(316)	(19.7)	1,601
Retained earnings	468	16	3.5	452
Average total assets	34,044	(19,099)	(35.9)	53,143
Average capital stock	1,418	(710)	(33.4)	2,128
Average mandatorily redeemable capital stock	17	10	142.9	7

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of June 30, 2011 and December 31, 2010.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial banks	$14,153	73%	$19,708	79%
Thrift institutions	3,485	18	3,686	15
Credit unions	1,109	6	1,215	5
Insurance companies	358	2	336	1

Total member advances	19,105	99	24,945	100

Housing associates	33	—	60	—
Non-member borrowers	159	1	56	—

Total par value of advances	$19,297	100%	$25,061	100%

Total par value of advances outstanding to CFIs (1)	$6,802	35%	$6,908	28%

(1)	The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of June 30, 2011 and December 31, 2010 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2011 and December 31, 2010, the carrying value of the Bank’s advances portfolio totaled $19.7 billion and $25.5 billion, respectively. The par value of outstanding advances at those dates was $19.3 billion and $25.1 billion, respectively.
During the first six months of 2011, advances outstanding to the Bank’s five largest borrowers decreased by $4.1 billion, including the maturity of $2.8 billion and $0.5 billion in advances to Wells Fargo Bank South Central, National Association and Comerica Bank, respectively (the Bank’s two largest borrowers). In addition, $0.8 billion of maturing advances were repaid following the consolidation of several members’ charters into the charter of an out-of-district institution. The remaining decline in outstanding advances of $0.9 billion during the first six months of 2011 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due largely to members’ higher liquidity levels, which were primarily the result of higher deposit levels, and reduced lending activity due to weak economic conditions.
At June 30, 2011, advances outstanding to the Bank’s five largest borrowers totaled $5.4 billion, representing 28.0 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers totaled $9.5 billion at December 31, 2010, representing 37.8 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2011.

FIVE LARGEST BORROWERS AS OF JUNE 30, 2011
(Par value, dollars in millions)

		Percent of
	Par Value of	Total Par Value
Name	Advances	of Advances
Comerica Bank	$2,000	10.4%
Wells Fargo Bank South Central, National Association	1,200	6.2
Beal Bank Nevada (1)	1,075	5.6
First National Bank (Edinburg, Texas)	581	3.0
International Bank of Commerce	550	2.8

	$5,406	28.0%

(1)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2011 and December 31, 2010.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(dollars in millions)

	June 30, 2011		December 31, 2010
		Percentage		Percentage
	Balance	of Total	Balance	of Total
Fixed rate	$13,370	69.3%	$15,582	62.2%
Adjustable/variable rate indexed	3,336	17.3	6,765	27.0
Amortizing	2,591	13.4	2,714	10.8

Total par value	$19,297	100.0%	$25,061	100.0%

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

Short-Term Liquidity Portfolio
At June 30, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic bank counterparties and $2.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.8 billion of overnight federal funds sold to domestic bank counterparties and $1.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. As of June 30, 2011, the Bank’s overnight federal funds sold consisted of $1.7 billion sold to counterparties rated single-A and $0.2 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
Long-Term Investments
At June 30, 2011 and December 31, 2010, the Bank’s long-term investment portfolio (at carrying value) was comprised of approximately $7.3 billion and $8.4 billion, respectively, of MBS, substantially all of which were LIBOR-indexed floating rate CMOs, and approximately $50 million of U.S. agency debentures. All of the Bank’s long-term investments were classified as held-to-maturity at both of these dates.
The Bank did not acquire or sell any long-term investments during the six months ended June 30, 2011. During this same six-month period, the proceeds from maturities and paydowns of long-term securities totaled approximately $1.2 billion.
The Bank is currently precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). At June 30, 2011, the Bank held $7.3 billion of MBS, which represented 415 percent of its total regulatory capital. The Bank is not required to sell any previously purchased mortgage securities as it was in compliance with the applicable limit at the time of purchase. Due to the shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase additional MBS throughout the remainder of 2011. Currently, the Bank has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments. In July 2011, the Bank purchased $1.2 billion (par value) of GSE debentures; these investments were classified as available-for-sale and substantially all of the investments were hedged with fixed-for-floating interest rate swaps. During the remainder of 2011, the Bank may elect to purchase additional highly rated long-term investments if attractive opportunities to do so are available.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of June 30, 2011 and December 31, 2010.

UNPAID PRINCIPAL BALANCE OF MORTGAGE-BACKED SECURITIES BY COUPON TYPE
(In millions of dollars)

	June 30, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
U.S. government guaranteed obligations	$—	$18	$18	$—	$20	$20
Government-sponsored enterprises	2	7,072	7,074	2	8,199	8,201
Non-agency residential MBS
Prime(1)	—	279	279	—	323	323
Alt-A(1)	—	69	69	—	75	75
Total MBS	$2	$7,438	$7,440	$2	$8,617	$8,619

(1)   Reflects the label assigned to the securities at the time of issuance.
Gross unrealized losses on the Bank’s MBS investments decreased from $86 million at December 31, 2010 to $77 million at June 30, 2011. As of June 30, 2011, $75 million (or 97 percent) of the unrealized losses related to the Bank’s holdings of non-agency residential MBS (“RMBS”).
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
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of June 30, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2011. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

	Number of	Unpaid	Amortized	Carrying	Estimated	Unrealized
Credit Rating	Securities	Principal Balance	Cost	Value	Fair Value	Losses
Triple-A	10	$67,579	$67,586	$67,586	$63,983	$3,603
Double-A	3	9,562	9,565	9,565	9,221	344
Triple-B	1	1,657	1,657	1,657	1,576	81
Double-B	1	202	202	202	191	11
Single-B	9	96,120	96,016	87,489	70,311	25,705
Triple-C	11	138,981	132,411	92,913	90,847	41,564
Single-C	1	34,238	30,562	22,361	26,575	3,987

Total	36	$348,339	$337,999	$281,773	$262,704	$75,295

As of June 30, 2011, one of the securities rated triple-A in the table above was on negative watch. This security had a carrying value of $5.4 million and an estimated fair value of $5.1 million at June 30, 2011. None of the Bank’s non-agency RMBS holdings were downgraded or placed on negative watch during the period from July 1, 2011 through August 8, 2011.
As of June 30, 2011, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s, S&P and Fitch. In July 2011, S&P placed the AAA long-term U.S. sovereign credit rating on CreditWatch Negative and Moody’s placed the Aaa long-term U.S. government bond rating on review for possible downgrade. On August 2, 2011, Moody’s confirmed its Aaa long-term U.S. government bond rating with a negative outlook. On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook. These actions impacted the issuer ratings of certain entities whose ratings are linked to those of the U.S. government, including the issuers of the Bank’s holdings of GSE MBS. Fitch has not taken any ratings actions on the U.S. government or the issuers of the Bank’s holdings of GSE MBS since the U.S. government’s debt ceiling was raised on August 2, 2011.
At June 30, 2011, the Bank’s portfolio of non-agency RMBS was comprised of 17 securities with an aggregate unpaid principal balance of $137 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $211 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2010, the Bank’s non-agency RMBS portfolio was comprised of 20 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $177 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $221 million. Three of the Bank’s non-agency RMBS were paid in full during the six months ended June 30, 2011. The following table provides a summary of the Bank’s non-agency RMBS as of June 30, 2011 by classification at the time of issuance, collateral type and year of securitization (the Bank does not hold any MBS that were labeled as subprime at the time of issuance).

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
		Unpaid				Weighted Average	Current	Original
	Number of	Principal	Amortized	Estimated	Unrealized	Collateral	Weighted	Weighted	Minimum
Classification and Year of Securitization	Securities	Balance	Cost	Fair Value	Losses	Delinquency(1)(2)	Average (1)(3)	Average(1)	Current(4)
Prime(5)
Fixed rate collateral
2006	1	$34	$31	$27	$4	13.00%	5.80%	8.89%	5.80%
2004	3	5	5	5	—	7.37%	38.57%	5.82%	34.23%
2003	8	65	64	61	3	1.76%	6.96%	3.95%	5.41%
2000	1	—	—	—	—	0.00%	39.17%	2.00%	39.17%

Total fixed rate prime collateral	13	104	100	93	7	5.73%	8.20%	5.67%	5.41%

Option ARM collateral
2005	15	163	161	112	49	33.99%	44.87%	43.13%	23.30%
2004	2	12	12	8	4	31.48%	31.96%	29.89%	30.01%

Total option ARM prime collateral	17	175	173	120	53	33.82%	44.00%	42.25%	23.30%

Total prime collateral	30	279	273	213	60	23.34%	30.65%	28.60%	5.41%

Alt-A(5)
Fixed rate collateral
2005	1	24	24	19	5	13.78%	9.66%	6.84%	9.66%
2004	1	2	2	2	—	13.12%	51.96%	6.85%	51.96%
2002	2	7	7	7	—	6.18%	20.25%	4.54%	16.98%

Total fixed rate Alt-A collateral	4	33	33	28	5	12.02%	14.18%	6.32%	9.66%

Option ARM collateral
2005	2	36	32	22	10	53.00%	38.88%	39.52%	32.84%

Total Alt-A collateral	6	69	65	50	15	33.48%	27.11%	23.71%	9.66%

Total non-agency RMBS	36	$348	$338	$263	$75	25.36%	29.95%	27.63%	5.41%

Total fixed rate collateral	17	$137	$133	$121	$12	7.25%	9.64%	5.82%	5.41%
Total option ARM collateral	19	211	205	142	63	37.11%	43.12%	41.78%	23.30%

Total non-agency RMBS	36	$348	$338	$263	$75	25.36%	29.95%	27.63%	5.41%

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2011, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 7.44 percent.

(3)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

(5)	Reflects the label assigned to the securities at the time of issuance.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2010 is provided in the Bank’s 2010 10-K. There were no substantial changes in these concentrations during the six months ended June 30, 2011.
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2011 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of June 30, 2011 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

		Projected			Projected			Projected
	Unpaid Principal	Prepayment Rates(2)			Default Rates(2)			Loss Severities(2)
	Balance at	Weighted	Range		Weighted	Range		Weighted	Range
Year of Securitization	June 30, 2011	Average	Low	High	Average	Low	High	Average	Low	High
Prime (1)
2004	$5,143	15.13%	13.17%	16.27%	6.76%	6.11%	8.32%	27.85%	25.20%	30.34%
2003	64,514	40.95%	21.49%	53.13%	0.90%	0.00%	3.00%	18.77%	0.00%	43.21%
2000	202	100.00%	100.00%	100.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total prime collateral	69,859	39.22%	13.17%	100.00%	1.33%	0.00%	8.32%	19.38%	0.00%	43.21%

Alt-A (1)
2006	34,238	12.97%	12.97%	12.97%	31.38%	31.38%	31.38%	49.95%	49.95%	49.95%
2005	223,375	10.04%	7.49%	12.40%	55.02%	19.86%	73.97%	43.78%	33.22%	60.67%
2004	13,383	9.14%	6.99%	12.11%	51.02%	17.42%	60.57%	43.73%	41.40%	46.95%
2002	7,484	14.53%	13.36%	17.42%	6.29%	4.41%	10.97%	24.22%	19.73%	35.31%

Total Alt-A collateral	278,480	10.48%	6.99%	17.42%	50.61%	4.41%	73.97%	44.01%	19.73%	60.67%

Total non-agency RMBS	$348,339	16.24%	6.99%	100.00%	40.73%	0.00%	73.97%	39.07%	0.00%	60.67%

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)	Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of June 30, 2011 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period beginning April 1, 2011 followed in each case by a 3-month period of flat prices. Thereafter, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 15 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of June 30, 2011 (as compared to 8 securities in the Bank’s best estimate scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

						Credit Losses	Hypothetical
						Recorded	Credit
			Unpaid			in Earnings	Losses Under		Current
	Year of	Collateral	Principal	Carrying	Fair	During the	Stress-Test	Collateral	Credit
	Securitization	Type	Balance	Value	Value	Second Quarter	Scenario (2)	Delinquency (3)	Enhancement (4)
Prime (1)
Security #2	2005	Option ARM	$17,526	$10,213	$11,285	$316	$964	52.3%	48.0%
Security #3	2006	Fixed Rate	34,238	22,361	26,575	173	834	13.0%	5.8%
Security #4	2005	Option ARM	11,989	7,070	7,731	—	278	26.0%	45.2%
Security #6	2005	Option ARM	17,083	10,691	10,691	455	1,222	26.8%	23.3%
Security #7	2004	Option ARM	6,600	4,264	4,461	—	149	24.1%	30.0%
Security #8	2005	Option ARM	9,735	6,350	6,006	—	64	24.2%	42.1%
Security #9	2005	Option ARM	4,274	2,987	2,876	—	—	31.8%	42.5%
Security #10	2005	Option ARM	7,791	4,822	4,822	58	349	47.7%	42.7%
Security #11	2005	Option ARM	9,719	7,175	6,593	—	70	50.6%	48.7%
Security #12	2004	Option ARM	5,127	3,462	3,244	—	77	41.1%	34.5%
Security #13	2005	Option ARM	6,106	4,024	4,024	6	69	36.2%	45.4%
Security #15	2005	Option ARM	4,390	4,390	3,200	—	4	30.3%	49.6%
Security #16	2005	Option ARM	15,440	15,440	9,853	—	55	28.8%	39.9%

Total Prime			150,018	103,249	101,361	1,008	4,135

Alt-A(1)
Security #1	2005	Option ARM	16,148	8,473	8,951	793	1,624	51.4%	32.8%
Security #5	2005	Option ARM	20,131	13,010	13,089	522	1,456	54.3%	43.7%
Security #14	2005	Fixed Rate	23,861	18,853	18,853	21	121	13.8%	9.7%

Total Alt-A			60,140	40,336	40,893	1,336	3,201

			$210,158	$143,585	$142,254	$2,344	$7,336

(1)	Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)	Represents the credit losses that would have been recorded in earnings during the quarter ended June 30, 2011 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of June 30, 2011.

(3)	Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2011, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 1.15 percent to 7.44 percent.

(4)	Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes held by the Bank are impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.
While substantially all of its MBS portfolio is comprised of CMOs with floating rate coupons ($7.4 billion par value at June 30, 2011) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2011, one-month LIBOR was 0.19 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($6.2 billion) was between 6.0 percent and 7.0 percent. As of June 30, 2011, one-month LIBOR rates were approximately 581 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.9 billion of interest rate caps with remaining maturities ranging from 30 months to 59 months as of June 30, 2011, and strike rates ranging from 6.00 percent to 6.75 percent and (ii) four forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other two forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of June 30, 2011.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2014	$500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	700	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014 (1)	250	6.50%
First quarter 2015	150	6.75%
Second quarter 2015 (2)	250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015 (1)	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016 (2)	250	7.00%

	$3,900

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.
Consolidated Obligations and Deposits
As of June 30, 2011, the carrying values of the Bank’s consolidated obligation bonds and discount notes totaled $25.1 billion and $2.8 billion, respectively. At that date, the par value of the Bank’s outstanding bonds was $24.9 billion and the par value of the Bank’s outstanding discount notes was $2.9 billion. In comparison, at December 31, 2010, the carrying values of consolidated obligation bonds and discount notes totaled $31.3 billion and $5.1 billion, respectively, and the par values of the Bank’s outstanding bonds and discount notes totaled $31.1 billion and $5.1 billion, respectively.
During the six months ended June 30, 2011, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $6.2 billion due primarily to decreases in the Bank’s outstanding advances. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2011 and December 31, 2010.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(Par value, dollars in millions)

	June 30, 2011		December 31, 2010
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate
Non-callable	$12,693	50.9%	$13,023	41.9%
Callable	665	2.7	1,560	5.0
Single-index variable rate	8,140	32.7	13,411	43.2
Callable step-up	3,126	12.5	3,001	9.6
Fixed that converts to variable	201	0.8	83	0.3
Callable step-down	100	0.4	—	—

Total par value	$24,925	100.0%	$31,078	100.0%

Due to the decrease in outstanding advances, the Bank’s funding needs remained relatively low during the first half of 2011, with only $1.9 billion of consolidated obligation bonds issued during this period. The proceeds of these issuances were generally used to replace maturing or called consolidated obligations. The consolidated obligations issued by the Bank during the six months ended June 30, 2011 were primarily swapped fixed rate callable bonds, including step-up bonds, and unswapped non-callable bonds.
The average LIBOR cost of consolidated obligation bonds issued during the first half of 2011 was lower than the average LIBOR cost of consolidated obligation bonds issued during 2010. The weighted average cost of swapped and floating rate consolidated obligation bonds issued by the Bank decreased from approximately LIBOR minus 17 basis points during the year ended December 31, 2010 to approximately LIBOR minus 25 basis points in the first quarter of 2011 and approximately LIBOR minus 23 basis points in the second quarter of 2011. The lower cost of consolidated obligation bonds issued during the six months ended June 30, 2011, as compared to those issued during the year ended December 31, 2010, was primarily due to the Bank’s reduced need for funding, which allowed it to issue debt only when costs were very favorable. In addition, the Bank issued approximately $11.9 billion of floating rate bonds in 2010. No floating rate bonds were issued during the six months ended June 30, 2011. The reduced issuance of floating rate bonds, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR, also contributed to the Bank’s more favorable funding costs during the first half of 2011.
The Bank’s discount note balance decreased during the first half of 2011, with only $2.8 billion of discount notes outstanding at June 30, 2011. The Bank did not replace its discount notes as they matured during the first quarter of 2011. During the second quarter, the Bank replaced some of its maturing consolidated obligation bonds with discount notes to better match the maturities of its short-term assets.
Demand and term deposits were $1.5 billion and $1.1 billion at June 30, 2011 and December 31, 2010, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $1.3 billion and $1.6 billion at June 30, 2011 and December 31, 2010, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $2.1 billion for the year ended December 31, 2010 to $1.4 billion for the six months ended June 30, 2011. The decrease in outstanding capital stock from December 31, 2010 to June 30, 2011 was attributable primarily to a decline in members’ activity-based investment requirements resulting from the decline in outstanding advance balances.

Mandatorily redeemable capital stock outstanding at June 30, 2011 and December 31, 2010 was $17.2 million and $8.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes.
At June 30, 2011 and December 31, 2010, the Bank’s five largest shareholders held $261 million and $463 million, respectively, of capital stock, which represented 20.1 percent and 28.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2011.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2011
(Par value, dollars in millions)

		Percent of
	Par Value of	Total Par Value
Name	Capital Stock	of Capital Stock
Comerica Bank	$92,118	7.1%
Wells Fargo Bank South Central, National Association	59,344	4.5
Beal Bank Nevada (1)	48,270	3.7
International Bank of Commerce	35,914	2.8
First National Bank (Edinburg, Texas)	25,824	2.0

	$261,470	20.1%

(1)	Beal Bank Nevada is chartered in Nevada, but maintains its home office in Plano, TX.
As of June 30, 2011, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
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
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the quarterly repurchases that occurred on January 31, 2011, April 29, 2011 and July 29, 2011, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2010.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

			Amount Classified as
			Mandatorily Redeemable
Date of Repurchase	Shares	Amount of	Capital Stock at Date of
by the Bank	Repurchased	Repurchase	Repurchase
January 31, 2011	1,024,586	$102,459	$—
April 29, 2011	1,470,359	147 036	119
July 29, 2011	940,037	94,004	—
At June 30, 2011, the Bank’s excess stock totaled $236.4 million, which represented 0.8 percent of the Bank’s total assets as of that date.
The following table presents outstanding capital stock, by type of institution, as of June 30, 2011 and December 31, 2010.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial banks	$969	74%	$1,256	78%
Thrifts	190	15	218	14
Credit unions	100	8	101	6
Insurance companies	26	2	26	2

Total capital stock classified as capital	1,285	99	1,601	100

Mandatorily redeemable capital stock	17	1	8	—

Total regulatory capital stock	$1,302	100%	$1,609	100%

During the six months ended June 30, 2011, the Bank’s retained earnings increased by $15.3 million, from $452.2 million to $467.5 million. During this same period, the Bank paid dividends on capital stock totaling $2.9 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first and second quarter 2011 dividend rates exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2010 and March 31, 2011, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2010 through December 31, 2010, was paid on March 31, 2011. The second quarter dividend, applied to average capital stock held during the period from January 1, 2011 through March 31, 2011, was paid on June 30, 2011.
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
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2010 10-K. At June 30, 2011, the Bank’s total risk-based capital requirement was $362 million, comprised of credit risk, market risk and operations risk capital requirements of $137 million, $141 million and $84 million, respectively.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at June 30, 2011 or December 31, 2010. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2011, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2011 and December 31, 2010, see “Item 1. Financial Statements” (specifically, Note 9 on page 27 of this report).
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.1 percent, which is higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. At all times during the six months ended June 30, 2011, the Bank was in compliance with its target capital-to-assets ratio.
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 8 beginning on page 20 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of June 30, 2011 and December 31, 2010, the Bank’s notional balance of interest rate exchange agreements was $31.8 billion and $36.4 billion, respectively, while its total assets were $31.4 billion and $39.7 billion, respectively.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2011 and December 31, 2010.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(In millions of dollars)

	Short-Cut	Long-Haul	Economic
	Method	Method	Hedges	Total
June 30, 2011
Advances	$6,239	$1,680	$212	$8,131
Investments	—	—	3,900	3,900
Consolidated obligation bonds	—	13,893	100	13,993
Balance sheet	—	—	5,700	5,700
Intermediary positions	—	—	117	117

Total notional balance	$6,239	$15,573	$10,029	$31,841

December 31, 2010
Advances	$6,786	$1,835	$169	$8,790
Investments	—	—	3,700	3,700
Consolidated obligation bonds	—	14,650	1,600	16,250
Consolidated obligation discount notes	—	—	913	913
Balance sheet	—	—	6,700	6,700
Intermediary positions	—	—	44	44

Total notional balance	$6,786	$16,485	$13,126	$36,397

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the three and six months ended June 30, 2011 and 2010.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(Dollars in millions)

			Consolidated	Consolidated	Optional
			Obligation	Obligation	Advance	Balance
	Advances	Investments	Bonds	Discount Notes	Commitments	Sheet	Total
Three months ended June 30, 2011
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(7)	$—	$—	$—	$(6)
Net interest settlements included in net interest income (2)	(56)	—	78	—	—	—	22

Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)	—	—	—	(1)
Net losses on economic hedges	—	(7)	—	—	(5)	(2)	(14)
Net interest settlements on economic hedges	—	—	—	—	—	1	1

Total net loss on derivatives and hedging activities	—	(7)	(1)	—	(5)	(1)	(14)

Net impact of derivatives and hedging activities	(55)	(7)	70	—	(5)	(1)	2

Net gain on hedged financial instruments carried at fair value	—	—	—	—	5	—	5

	$(55)	$(7)	$70	$—	$—	$(1)	$7

Three months ended June 30, 2010
Amortization/accretion of hedging activities in net interest income (1)	$—	$—	$(7)	$—	$—	$—	$(7)
Net interest settlements included in net interest income (2)	(73)	—	118	—	—	—	45

Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(2)	—	—	—	(2)
Net gains (losses) on economic hedges	—	(6)	(3)	1	—	11	3
Net interest settlements on economic hedges	—	—	2	—	—	(1)	1

Total net gain (loss) on derivatives and hedging activities	—	(6)	(3)	1	—	10	2

Net impact of derivatives and hedging activities	$(73)	$(6)	$108	$1	$—	$10	$40

Six months ended June 30, 2011
Amortization/accretion of hedging activities in net interest income (1)	$2	$—	$(15)	$—	$—	$—	$(13)
Net interest settlements included in net interest income (2)	(115)	—	156	—	—	—	41

Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)	—	—	—	(1)
Net losses on economic hedges	—	(11)	(1)	(1)	(4)	(6)	(23)
Net interest settlements on economic hedges	—	—	1	1	—	1	3

Total net loss on derivatives and hedging activities	—	(11)	(1)	—	(4)	(5)	(21)

Net impact of derivatives and hedging activities	(113)	(11)	140	—	(4)	(5)	7

Net gain on hedged financial instruments carried at fair value	—	—	—	—	4	—	4

	$(113)	$(11)	$140	$—	$—	$(5)	$11

Six months ended June 30, 2010
Amortization/accretion of hedging activities in net interest income (1)	$—	$—	$(14)	$—	$—	$—	$(14)
Net interest settlements included in net interest income (2)	(153)	—	258	—	—	—	105

Net gain (loss) on derivatives and hedging activities
Net losses on economic hedges	—	(35)	(9)	(1)	—	10	(35)
Net interest settlements on economic hedges	—	—	9	2	—	(1)	10

Total net gain (loss) on derivatives and hedging activities	—	(35)	—	1	—	9	(25)

Net impact of derivatives and hedging activities	$(153)	$(35)	$244	$1	$—	$9	$66

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include minimum collateral thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the minimum thresholds. As of June 30, 2011 and December 31, 2010, only cash collateral had been delivered under the terms of these collateral exchange agreements.
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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2011 and December 31, 2010.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

			Maximum	Cash
Credit	Number of	Notional	Credit	Collateral	Net Credit
Rating(1)	Counterparties	Principal(2)	Exposure	Due(3)	Exposure
June 30, 2011
Aaa	1	$255.0	$—	$—	$—
Aa(4)	10	25,150.7	25.3	24.1	1.2
A(5)	3	6,377.2	0.9	0.9	—

	14	31,782.9	$26.2	$25.0	$1.2

Member institutions (6)	8	58.4

Total	22	$31,841.3

December 31, 2010
Aaa	1	$234.0	$3.8	$3.8	$—
Aa(4)	10	28,790.3	29.2	28.1	1.1
A(5)	3	7,350.7	1.2	1.1	0.1

	14	36,375.0	$34.2	$33.0	$1.2

Member institutions (6)	5	22.1

Total	19	$36,397.1

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of June 30, 2011 and December 31, 2010, respectively.

(2)	Includes amounts that had not settled as of June 30, 2011 and December 31, 2010.

(3)	Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on June 30, 2011 and December 31, 2010 credit exposures. Cash collateral totaling $25.0 million and $33.0 million was delivered under these agreements in early July 2011 and early January 2011, respectively.

(4)	The figures for Aa-rated counterparties as of June 30, 2011 and December 31, 2010 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $1.5 billion and $1.8 billion as of June 30, 2011 and December 31, 2010, respectively. These transactions represented a maximum credit exposure of $3.6 million and $4.9 million to the Bank as of June 30, 2011 and December 31, 2010, respectively.

(5)	The figures for A-rated counterparties as of June 30, 2011 and December 31, 2010 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $4.2 billion and $4.5 billion as of June 30, 2011 and December 31, 2010, respectively. These transactions did not represent a credit exposure to the Bank at June 30, 2011 and represented a maximum credit exposure of $1.1 million to the Bank as of December 31, 2010.

(6)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.
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
Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on the Bank’s hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see the Bank’s 2010 10-K (specifically, “Business — Legislative and Regulatory Developments” beginning on page 20 of that report) and the update included in this report on page 43.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 109 percent at June 30, 2011. In comparison, this ratio was approximately 110 percent as of December 31, 2010. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”
Results of Operations
Net Income
Net income for the three months ended June 30, 2011 and 2010 was $6.7 million and $39.4 million, respectively. The Bank’s net income for the three months ended June 30, 2011 represented an annualized return on average capital stock (“ROCS”) of 2.02 percent, which was 193 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 7.00 percent for the three months ended June 30, 2010, which exceeded the average effective federal funds rate for that quarter by 681 basis points. Net income for the six months ended June 30, 2011 and 2010 was $18.2 million and $55.0 million, respectively. The Bank’s net income for the six months ended June 30, 2011 represented an ROCS of 2.59 percent, which was 247 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 4.71 percent for the six months ended June 30, 2010, which was 455 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended June 30, 2011 and 2010, the Bank’s income before assessments was $9.1 million and $53.6 million, respectively. As discussed in more detail below, the $44.5 million decrease in income before assessments from period to period was attributable to a $31.0 million decrease in net interest income, an $11.4 million decrease in other income/loss and a $2.1 million increase in other expense. The decrease in other income/loss was due primarily to a $15.3 million decrease in net gains/losses on derivatives and hedging activities, offset by a $5.0 million gain on optional advance commitments carried at fair value.
The Bank’s income before assessments was $24.8 million and $74.8 million for the six months ended June 30, 2011 and 2010, respectively. As discussed in more detail below, this $50.0 million decrease in income before assessments from period to period was attributable to a $53.1 million decrease in net interest income and a $4.4 million increase in other expense, offset by a $7.5 million improvement in other income/loss.

The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2011 and 2010, the Bank’s net interest income was $37.4 million and $68.4 million, respectively. The Bank’s net interest income was $79.5 million and $132.6 million for the six months ended June 30, 2011 and 2010, respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments during the three and six months ended June 30, 2011 and 2010. If these net interest payments had been included, net interest income would have declined by $31.6 million and $60.5 million for the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. The decreases in net interest income were due in large part to decreases in the average balances of earning assets from $56.1 billion and $58.9 billion for the three and six months ended June 30, 2010 to $32.0 billion and $34.1 billion for the corresponding periods in 2011.
For the three months ended June 30, 2011 and 2010, the Bank’s net interest margin was 47 basis points and 48 basis points, respectively. The Bank’s net interest margin was 47 basis points and 45 basis points for the six months ended June 30, 2011 and 2010, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 47 basis points for the three months ended June 30, 2010 to 44 basis points for the three months ended June 30, 2011. The Bank’s net interest spread was 43 basis points for both the six months ended June 30, 2011 and 2010. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 1 basis point and 2 basis points for the three and six months ended June 30, 2010 to 3 basis points and 4 basis points for the three and six months ended June 30, 2011.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the six months ended June 30, 2011, the Bank used approximately $5.8 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $0.2 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $1.4 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2010, the Bank used approximately $8.6 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $2.4 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $3.6 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $1.4 million and $3.1 million for the three and six months ended June 30, 2011, respectively, compared to $2.1 million and $10.6 million, respectively, for the corresponding periods in 2010. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts. In addition, the Bank’s net interest margin would have been 49 basis points for both the three and six months ended June 30, 2011, respectively, compared to 50 basis points and 48 basis points for the comparable periods in 2010 and its net interest spread would have been 45 basis points for both the three and six months ended June 30, 2011, respectively, compared to 48 basis points and 47 basis points for the three and six months ended June 30, 2010, respectively.

The Bank’s net interest income for the three and six months ended June 30, 2010 was positively impacted by higher yields on the Bank’s CMO portfolio. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to repurchase loans that were at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial repurchases, which included delinquent loans that had accumulated up to that point in time, occurred during the period from February 2010 through May 2010, with additional purchases of delinquent loans occurring thereafter as needed. During the first quarter of 2010, Freddie Mac repurchased delinquent loans from the pools underlying its guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $6.6 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities. During the second quarter of 2010, Fannie Mae repurchased delinquent loans from the pools underlying its guaranteed CMOs. The repayments resulting from these repurchases resulted in approximately $6.9 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities. Repurchases by Freddie Mac did not significantly affect the Bank’s net interest income during the second quarter of 2010. The impact of such repurchases by Fannie Mae and Freddie Mac was not significant during 2011.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2011 and 2010.

YIELD AND SPREAD ANALYSIS
 (Dollars in millions)

	For the Three Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(c)	Rate(a)(c)	Balance	Expense(c)	Rate(a)(c)
Assets
Interest-bearing deposits (b)	$209	$—	0.10%	$156	$—	0.21%
Securities purchased under agreements to resell	590	—	0.10%	—	—	0.00%
Federal funds sold	2,455	1	0.07%	3,509	2	0.17%
Investments
Trading	6	—	0.00%	4	—	0.00%
Held-to-maturity (d)	7,664	21	1.08%	10,791	40	1.47%
Advances (e)	20,863	57	1.10%	41,427	84	0.82%
Mortgage loans held for portfolio	189	2	5.56%	242	3	5.51%

Total earning assets	31,976	81	1.02%	56,129	129	0.92%
Cash and due from banks	44			587
Other assets	125			260
Derivatives netting adjustment (b)	(241)			(305)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(56)			(67)

Total assets	$31,848	81	1.02%	$56,604	129	0.91%

Liabilities and Capital
Interest-bearing deposits (b)	$1,339	—	0.02%	$1,398	—	0.07%
Consolidated obligations
Bonds	27,789	43	0.63%	47,429	58	0.49%
Discount notes	809	—	0.04%	4,788	2	0.20%
Mandatorily redeemable capital stock and other borrowings	19	—	0.38%	9	—	0.36%

Total interest-bearing liabilities	29,956	43	0.58%	53,624	60	0.45%
Other liabilities	389			701
Derivatives netting adjustment (b)	(241)			(305)

Total liabilities	30,104	43	0.58%	54,020	60	0.45%

Total capital	1,744			2,584

Total liabilities and capital	$31,848		0.55%	$56,604		0.43%

Net interest income		$38			$69

Net interest margin			0.47%			0.48%
Net interest spread			0.44%			0.47%

Impact of non-interest bearing funds			0.03%			0.01%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2011 and 2010 in the table above include $209 million and $156 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the three months ended June 30, 2011 and 2010 in the table above include $33 million and $149 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $1.4 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss)”.

(d)	Average balances for held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2011 and 2010.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	For the Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense(c)	Rate(a)(c)	Balance	Expense(c)	Rate(a)(c)
Assets
Interest-bearing deposits (b)	$198	$—	0.13%	$141	$—	0.18%
Securities purchased under agreements to resell	457	—	0.11%	—	—	0.00%
Federal funds sold	3,011	2	0.11%	3,880	3	0.14%
Investments
Trading	6	—	0.00%	4	—	0.00%
Held-to-maturity (d)	7,957	45	1.13%	11,110	78	1.40%
Advances (e)	22,318	118	1.06%	43,528	168	0.78%
Mortgage loans held for portfolio	195	5	5.55%	248	7	5.53%

Total earning assets	34,142	170	1.00%	58,911	256	0.87%
Cash and due from banks	60			548
Other assets	143			296
Derivatives netting adjustment (b)	(242)			(319)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(59)			(66)

Total assets	$34,044	170	1.00%	$59,370	256	0.87%

Liabilities and Capital
Interest-bearing deposits (b)	$1,307	—	0.03%	$1,502	—	0.05%
Consolidated obligations
Bonds	28,700	89	0.62%	49,062	117	0.48%
Discount notes	2,046	1	0.13%	5,690	6	0.21%
Mandatorily redeemable capital stock and other borrowings	18	—	0.40%	9	—	0.48%

Total interest-bearing liabilities	32,071	90	0.57%	56,263	123	0.44%
Other liabilities	388			759
Derivatives netting adjustment (b)	(242)			(319)

Total liabilities	32,217	90	0.56%	56,703	123	0.44%

Total capital	1,827			2,667

Total liabilities and capital	$34,044		0.53%	$59,370		0.42%

Net interest income		$80			$133

Net interest margin			0.47%			0.45%
Net interest spread			0.43%			0.43%

Impact of non-interest bearing funds			0.04%			0.02%

(a)	Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)	The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2011 and 2010 in the table above include $198 million and $141 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the six months ended June 30, 2011 and 2010 in the table above include $44 million and $179 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $3.1 million and $10.6 million for the six months ended June 30, 2011 and 2010, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss)”.

(d)	Average balances for held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2011 and 2010 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 vs. 2010			2011 vs. 2010
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	—	—	—	—
Federal funds sold	—	(1)	(1)	(1)	—	(1)
Investments
Trading	—	—	—	—	—	—
Held-to-maturity	(10)	(9)	(19)	(20)	(13)	(33)
Advances	(50)	23	(27)	(98)	48	(50)
Mortgage loans held for portfolio	(1)	—	(1)	(2)	—	(2)

Total interest income	(61)	13	(48)	(121)	35	(86)

Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	(28)	13	(15)	(57)	29	(28)
Discount notes	(1)	(1)	(2)	(3)	(2)	(5)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—

Total interest expense	(29)	12	(17)	(60)	27	(33)

Changes in net interest income	$(32)	$1	$(31)	$(61)	$8	$(53)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2011 and 2010. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$645	$1,855	$1,697	$8,904
Economic hedge derivatives related to consolidated obligation discount notes	—	557	485	2,303
Stand-alone economic hedge derivatives (basis swaps)	818	(319)	1,022	(597)
Member/offsetting swaps	3	1	4	2
Economic hedge derivatives related to advances	(31)	(26)	(105)	(49)

Total net interest income associated with economic hedge derivatives	1,435	2,068	3,103	10,563

Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	(1,946)	10,798	(5,855)	10,244
Federal funds floater swaps	(716)	(2,866)	(1,825)	(9,386)
Interest rate caps related to held-to-maturity securities	(6,780)	(6,755)	(11,106)	(35,708)
Discount note swaps	—	862	(497)	(760)
Member/offsetting swaps and caps	7	1	102	1
Swaptions related to optional advance commitments	(4,822)	—	(3,720)	—
Other economic hedge derivatives (advance swaps and caps)	31	26	91	20

Total fair value gains (losses) related to economic hedge derivatives	(14,226)	2,066	(22,810)	(35,589)

Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(199)	(325)	204	(101)
Consolidated obligation bonds and associated hedges	(1,068)	(2,521)	(1,070)	(291)

Total fair value hedge ineffectiveness	(1,267)	(2,846)	(866)	(392)

Net gains (losses) on unhedged trading securities	45	(235)	174	(116)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(2,344)	(1,103)	(3,722)	(1,671)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	4,994	—	4,133	—
Gains on early extinguishment of debt	46	—	415	—
Service fees	766	794	1,336	1,357
Letter of credit fees	1,345	1,435	2,774	2,867
Other, net	18	45	8	72

Total other	4,870	936	5,118	2,509

Total other income (loss)	$(9,188)	$2,224	$(15,455)	$(22,909)

The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of June 30, 2011, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.1 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of considerable volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At June 30, 2011, the carrying values of the Bank’s federal funds floater swaps totaled $0.1 million, excluding net accrued interest receivable.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. As of June 30, 2011, the Bank did not have any hedged discount notes.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of June 30, 2011, the Bank was a party to 7 interest rate basis swaps with an aggregate notional amount of $5.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the three months ended June 30, 2010, the Bank sold two interest rate basis swaps (each with a $500 million notional balance); proceeds from these sales totaled $0.9 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on these transactions. During the three months ended March 31, 2010, the Bank sold a portion of an interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million. There were no terminations of interest rate basis swaps during the six months ended June 30, 2011; during the period, one interest rate basis swap with a $1.0 billion notional balance matured. At June 30, 2011, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $7.8 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps and interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments aggregating $7.9 million will ultimately reverse in future periods in the form of unrealized losses. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in interest rates, the Bank held (as of June 30, 2011) 16 interest rate cap agreements having a total notional amount of $3.9 billion. The premiums paid for these caps totaled $38.6 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At June 30, 2011, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $9.7 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net losses of $1.3 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and net losses of $0.9 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended June 30, 2011 and 2010, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $31,000 and $26,000, respectively. The net gains relating to these derivatives totaled $91,000 and $20,000 for the six months ended June 30, 2011 and 2010, respectively.
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report).
As of June 30, 2011, the Bank had entered into optional advance commitments with a par value totaling $200,000,000, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During the first six months of 2011, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three and six months ended June 30, 2011, the Bank repurchased $21.0 million and $283.8 million of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $14,000 and $383,000, respectively. The Bank did not extinguish any debt during the six months ended June 30, 2010. In addition, during the three months ended June 30, 2011, the Bank transferred $15.0 million (par value) of its consolidated obligations to the FHLBank of San Francisco. A gain of $32,000 was recognized on the transfer. No consolidated obligations were transferred to other FHLBanks during the six months ended June 30, 2010.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $19.1 million and $39.3 million for the three and six months ended June 30, 2011, respectively, compared to $17.0 million and $34.9 million for the corresponding periods in 2010.
Compensation and benefits were $10.3 million and $21.9 million for the three and six months ended June 30, 2011, respectively, compared to $9.6 million and $19.6 million for the corresponding periods in 2010. The increases of $0.7 million and $2.3 million, respectively, were due primarily to (1) an increase in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions and (2) cost-of-living and merit increases. At June 30, 2011, the Bank employed 202 people, an increase of 2 people from June 30, 2010.
Other operating expenses for the three and six months ended June 30, 2011 were $7.0 million and $13.7 million, respectively, compared to $6.4 million and $13.0 million, respectively, for the corresponding periods in 2010. The increases of $0.6 million and $0.7 million, respectively, were attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.9 million and $3.8 million for the three and six months ended June 30, 2011, respectively, compared to $1.0 million and $2.2 million for the corresponding periods in 2010.

AHP and REFCORP Assessments
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”). Through the second quarter of 2011, the Bank was also obligated to contribute a portion of its earnings to REFCORP.
As required by statute, each year the Bank contributes 10 percent of its earnings (after the REFCORP assessment discussed below and as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended June 30, 2011 and 2010, the Bank’s AHP assessments totaled $0.7 million and $4.4 million, respectively. The Bank’s AHP assessments totaled $2.0 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively.
Also as required by statute, each FHLBank was obligated through the second quarter of 2011 to contribute 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. The FHLBanks were required to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. On August 5, 2011, the Finance Agency certified that the payments made to REFCORP in July 2011 (which were derived from the FHLBanks’ earnings for the second quarter of 2011) were sufficient to fully satisfy the FHLBanks’ obligations to REFCORP. Accordingly, beginning July 1, 2011, the Bank’s earnings will no longer be reduced by a REFCORP assessment.
The Bank’s REFCORP assessment was computed by subtracting its AHP assessment from reported income before assessments and multiplying the result by 20 percent. During the three months ended June 30, 2011 and 2010, the Bank charged $1.6 million and $9.8 million, respectively, of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $4.5 million and $13.7 million for the six months ended June 30, 2011 and 2010, respectively. Because the amount needed to fully satisfy the REFCORP obligations was less than the amount that would have been computed using 20 percent of the FHLBanks’ combined earnings for the three months ended June 30, 2011 (before the REFCORP assessment), the Bank’s calculated REFCORP assessment was reduced proportionately. The resulting $54,000 decrease in the Bank’s REFCORP assessment increased the Bank’s AHP assessment by $6,000 for the three months ended June 30, 2011.
Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2010 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2011.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of June 30, 2011, are summarized in “Item 1. Financial Statements” (specifically, Note 3 beginning on page 7 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at June 30, 2011. The results of that more stressful analysis are presented on page 53 of this report.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks. From time-to-time, the Bank also invests in reverse repurchase agreements, short-term commercial paper (all of which is issued by highly rated entities) and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.9 billion of overnight federal funds sold to domestic bank counterparties and $2.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended June 30, 2011 or the six months ended June 30, 2010.

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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2011, the Bank’s estimated operational liquidity requirement was $2.0 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $8.1 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2011, the Bank’s estimated contingent liquidity requirement was $4.1 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $6.5 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2010 is provided in the Bank’s 2010 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2011.

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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the six months ended June 30, 2011.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2010 through June 2011. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points (2)		Up 100 Basis Points(1)		Down 100 Basis Points (2)
	Base Case	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage	Estimated	Percentage
	Market	Market	Change	Market	Change	Market	Change	Market	Change
	Value	Value	from	Value	from	Value	from	Value	from
	of Equity	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)	of Equity	Base Case(3)
December 2010	$2.187	$1.991	-8.96%	$2.324	6.26%	$2.099	-4.02%	$2.261	3.38%

January 2011	2.058	1.868	-9.23%	2.184	6.12%	1.973	-4.13%	2.126	3.30%
February 2011	2.042	1.850	-9.40%	2.123	3.97%	1.960	-4.02%	2.092	2.45%
March 2011	2.016	1.834	-9.03%	2.088	3.57%	1.938	-3.87%	2.058	2.08%

April 2011	1.840	1.687	-8.32%	1.899	3.21%	1.777	-3.42%	1.871	1.68%
May 2011	1.838	1.690	-8.05%	1.901	3.43%	1.776	-3.37%	1.868	1.63%
June 2011	1.872	1.719	-8.17%	1.943	3.79%	1.806	-3.53%	1.907	1.87%

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.

(3)	Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (billions) may not produce the same results.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2010 through June 2011.

DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates				Duration of Equity
	Asset	Liability	Duration	Duration
	Duration	Duration	Gap	of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2010	0.56	(0.39)	0.17	3.62	4.77	5.84	3.03	3.55

January 2011	0.56	(0.38)	0.18	3.75	4.99	6.00	3.08	3.80
February 2011	0.63	(0.44)	0.19	3.73	5.01	6.86	3.45	4.27
March 2011	0.65	(0.48)	0.17	3.43	4.78	6.62	2.76	3.75

April 2011	0.61	(0.47)	0.14	3.06	4.44	6.39	3.31	3.87
May 2011	0.66	(0.50)	0.16	3.15	4.22	5.93	3.91	4.15
June 2011	0.66	(0.49)	0.17	3.18	4.30	5.71	3.54	3.89

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. During 2010, the Bank had a separate limit of 15 years for the 10-year maturity point key rate duration. In February 2011, the Bank eliminated the separate key rate duration limit for the 10-year maturity point and now includes the 10-year maturity point in its overall key rate duration limit. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first six months of 2011.
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following is intended to provide updated information with regard to a specific risk factor included in our 2010 10-K filed with the Securities and Exchange Commission on March 25, 2011. The balance of the risk factors contained in our 2010 10-K also remain applicable to our business.
Changes in investors’ perceptions of the creditworthiness of the FHLBanks may adversely affect our ability to issue consolidated obligations on favorable terms.
Disclosure Provided in our 2010 10-K
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
Update to Disclosure in our 2010 10-K
On July 13, 2011, Moody’s placed the Aaa long-term government bond rating of the United States, and consequently the long-term ratings of the government-sponsored enterprises, including those of the FHLBanks, on review for possible downgrade. This review was prompted by the risk that the U.S. statutory debt limit might not be raised in time to prevent a default on the U.S. government’s debt obligations. Following the increase in the statutory debt limit on August 2, 2011, Moody’s confirmed the Aaa long-term government bond rating of the United States and also, consequently, the Aaa long-term ratings of the government-sponsored enterprises, including those of the FHLBanks. Concurrently, Moody’s assigned a negative outlook to the U.S. government’s long-term bond rating and the long-term ratings of the government-sponsored enterprises, including the FHLBanks. In assigning a negative outlook to the U.S. government’s long-term bond rating, Moody’s indicated that there would be a risk of downgrade if: (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected.
On July 15, 2011, S&P placed the AAA long-term credit rating of the FHLBank System’s consolidated obligations on CreditWatch Negative. Concurrently, S&P placed the AAA long-term counterparty credit ratings of 10 of the FHLBanks, including us, on CreditWatch Negative. S&P affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues. These ratings actions reflected S&P’s placement of the long-term sovereign credit rating of the U.S. on CreditWatch Negative on July 14, 2011. In the application of S&P’s Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the U.S.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook and, on August 8, 2011, it lowered the long-term credit rating of the FHLBank System’s consolidated obligations and the long-term counterparty credit ratings of 10 FHLBanks, including us, from AAA to AA+ with a negative outlook. The long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. S&P again affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues. In assigning a negative outlook to the U.S. government’s long-term credit rating, S&P noted that a higher public debt trajectory than is currently assumed by S&P could lead it to lower the U.S. government’s long-term rating again. If, on the other hand, the recommendations of the Congressional Joint Select Committee on Deficit Reduction – independently or coupled with other initiatives such as the lapsing of the 2001 and 2003 tax cuts for high earners – lead to fiscal consolidation measures beyond the minimum mandated, and they are likely, in S&P’s view, to slow the deterioration of the U.S. government’s debt dynamics, then the long-term sovereign rating could stabilize at AA+.
Our primary source of liquidity is the issuance of consolidated obligations. Historically, the FHLBank System’s status as a government-sponsored enterprise and its favorable credit ratings have provided us with excellent access to the capital markets. If Moody’s downgrades the U.S. government’s credit rating, or S&P further downgrades the U.S. government’s credit rating, it is likely that they would also downgrade the FHLBanks’ credit ratings. S&P’s recent downgrade of the FHLBank System’s consolidated obligations and any future downgrades of the FHLBank System’s consolidated obligations by S&P and/or Moody’s could result in higher funding costs and/or disruptions in our access to the capital markets. To the extent that we cannot access funding when needed on acceptable terms, our financial condition and results of operations could be adversely impacted.
ITEM 6. EXHIBITS
10.1	Form of Special Non-Qualified Deferred Compensation Plan, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2011 and December 31, 2010, (ii) Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Statements of Capital for the Six Months Ended June 30, 2011 and 2010, (iv) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (v) Notes to the Financial Statements for the quarter ended June 30, 2011 tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 attached hereto is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
August 11, 2011	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

August 11, 2011	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
10.1	Form of Special Non-Qualified Deferred Compensation Plan, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2011 and December 31, 2010, (ii) Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Statements of Capital for the Six Months Ended June 30, 2011 and 2010, (iv) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (v) Notes to the Financial Statements for the quarter ended June 30, 2011 tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 attached hereto is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.