Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Dallas
filed 2011-11-10
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
At October 31, 2011, the registrant had outstanding 11,523,427 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$1,231,895	$1,631,899
Interest-bearing deposits	281	208
Security purchased under agreement to resell	500,000	—
Federal funds sold	1,825,000	3,767,000
Trading securities (Note 12)	5,656	5,317
Available-for-sale securities (Notes 3 and 12)	2,057,131	—
Held-to-maturity securities (a) (Notes 4 and 12)	6,862,558	8,496,429
Advances (Notes 5 and 6)	18,648,722	25,455,656
Mortgage loans held for portfolio, net of allowance for credit losses of $209 and $225 at September 30, 2011 and December 31, 2010, respectively (Note 6)	173,378	207,168
Accrued interest receivable	51,192	43,248
Premises and equipment, net	23,081	24,660
Derivative assets (Notes 9 and 12)	33,486	38,671
Other assets	14,936	19,814
TOTAL ASSETS	$31,427,316	$39,690,070

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,695,477	$1,070,028
Non-interest bearing	29	24
Total deposits	1,695,506	1,070,052

Consolidated obligations, net (Note 7)
Discount notes	7,977,769	5,131,978
Bonds	19,423,747	31,315,605
Total consolidated obligations, net	27,401,516	36,447,583

Mandatorily redeemable capital stock	7,604	8,076
Accrued interest payable	96,590	94,417
Affordable Housing Program (Note 8)	32,924	41,044
Payable to REFCORP (Note 10)	—	5,593
Derivative liabilities (Notes 9 and 12)	2,147	1,310
Other liabilities, including $3,888 and $11,156 of optional advance commitments carried at fair value under the fair value option at September 30, 2011 and December 31, 2010, respectively (Notes 3, 12 and 13)	527,248	31,583
Total liabilities	29,763,535	37,699,658

Commitments and contingencies (Notes 6 and 13)

CAPITAL (Note 10)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,439,428 and 16,009,091 shares at September 30, 2011 and December 31, 2010, respectively	1,243,943	1,600,909
Retained earnings
Unrestricted	475,700	452,205
Restricted	2,360	—
Total retained earnings	478,060	452,205
Accumulated other comprehensive income (loss) (Note 16)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income (Notes 3 and 12)	(6,094)	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(52,645)	(63,263)
Postretirement benefits	517	561
Total accumulated other comprehensive income (loss)	(58,222)	(62,702)
Total capital	1,663,781	1,990,412
TOTAL LIABILITIES AND CAPITAL	$31,427,316	$39,690,070
_____________________________

(a)	Fair values: $6,927,317 and $8,602,589 at September 30, 2011 and December 31, 2010, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Advances	$49,907	$86,973	$162,889	$249,343
Prepayment fees on advances, net	2,598	3,567	7,560	9,922
Interest-bearing deposits	108	106	230	223
Securities purchased under agreements to resell	165	—	410	—
Federal funds sold	201	1,408	1,838	4,019
Trading securities	—	23	—	23
Available-for-sale securities	1,015	—	1,015	—
Held-to-maturity securities	19,072	29,899	63,865	107,736
Mortgage loans held for portfolio	2,485	3,159	7,895	10,018
Other	2	7	8	15
Total interest income	75,553	125,142	245,710	381,299

INTEREST EXPENSE
Consolidated obligations
Bonds	39,523	67,469	128,619	184,512
Discount notes	1,106	2,854	2,435	8,965
Deposits	40	125	210	512
Mandatorily redeemable capital stock	12	7	47	27
Other borrowings	1	1	2	3
Total interest expense	40,682	70,456	131,313	194,019

NET INTEREST INCOME	34,871	54,686	114,397	187,280

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(2,381)	—	(8,059)	(7,031)
Net non-credit impairment losses recognized in other comprehensive income	766	(379)	2,722	4,981
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(1,615)	(379)	(5,337)	(2,050)

Service fees	778	779	2,114	2,136
Net gain (loss) on trading securities	(549)	303	(375)	187
Net losses on derivatives and hedging activities	(8,959)	(2,644)	(29,532)	(28,062)
Gains on other liabilities carried at fair value under the fair value option	6,508	124	10,641	124
Gains on early extinguishment of debt	—	176	415	176
Letter of credit fees	1,244	1,488	4,018	4,354
Other, net	(2)	(21)	6	52
Total other loss	(2,595)	(174)	(18,050)	(23,083)

OTHER EXPENSE
Compensation and benefits	10,172	9,226	32,026	28,846
Other operating expenses	7,081	6,976	20,779	19,976
Finance Agency	1,306	622	3,929	1,950
Office of Finance	607	405	1,737	1,312
Total other expense	19,166	17,229	58,471	52,084

INCOME BEFORE ASSESSMENTS	13,110	37,283	37,876	112,113

Affordable Housing Program	1,312	3,044	3,343	9,154
REFCORP	—	6,848	4,494	20,592
Total assessments	1,312	9,892	7,837	29,746

NET INCOME	$11,798	$27,391	$30,039	$82,367
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited, in thousands)

						Accumulated
	Capital Stock Class B - Putable		Retained Earnings			Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE, JANUARY 1, 2011	16,009	$1,600,909	$452,205	$—	$452,205	$(62,702)	$1,990,412

Proceeds from sale of capital stock	3,068	306,824	—	—	—	—	306,824
Repurchase/redemption of capital stock	(6,066)	(606,568)	—	—	—	—	(606,568)
Shares reclassified to mandatorily redeemable capital stock	(612)	(61,197)	—	—	—	—	(61,197)
Comprehensive income
Net income	—	—	27,679	2,360	30,039	—	30,039
Other comprehensive income (a)	—	—	—	—	—	4,480	4,480

Total comprehensive income	—	—	—	—	—	—	34,519
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(134)	—	(134)	—	(134)
Mandatorily redeemable capital stock	—	—	(75)	—	(75)	—	(75)
Stock	40	3,975	(3,975)	—	(3,975)	—	—

BALANCE, SEPTEMBER 30, 2011	12,439	$1,243,943	$475,700	$2,360	$478,060	$(58,222)	$1,663,781

BALANCE, JANUARY 1, 2010	25,317	$2,531,715	$356,282	$—	$356,282	$(65,965)	$2,822,032

Proceeds from sale of capital stock	3,257	325,700	—	—	—	—	325,700
Repurchase/redemption of capital stock	(10,283)	(1,028,273)	—	—	—	—	(1,028,273)
Shares reclassified to mandatorily redeemable capital stock	(2)	(231)	—	—	—	—	(231)
Comprehensive income
Net income	—	—	82,367	—	82,367	—	82,367
Other comprehensive income (a)	—	—	—	—	—	8,752	8,752

Total comprehensive income	—	—	—	—	—	—	91,119
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(136)	—	(136)	—	(136)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	66	6,621	(6,621)	—	(6,621)	—	—

BALANCE, SEPTEMBER 30, 2010	18,355	$1,835,532	$431,890	$—	$431,890	$(57,213)	$2,210,209
_____________________________

(a)
For the three months ended September 30, 2011 and 2010, total comprehensive income of $9,271 and $32,385, respectively, includes net income of $11,798 and $27,391, respectively, and other comprehensive income (loss) of $(2,527) and $4,994, respectively. For the components of other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010, see Note 16.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$30,039	$82,367
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(43,873)	(82,757)
Concessions on consolidated obligation bonds	3,108	7,093
Premises, equipment and computer software costs	5,110	4,548
Non-cash interest on mandatorily redeemable capital stock	37	20
Credit component of other-than-temporary impairment losses on held-to-maturity securities	5,337	2,050
Gains on early extinguishment of debt	(415)	(176)
Gains on other liabilities carried at fair value under the fair value option	(10,641)	(124)
Net increase in trading securities	(339)	(941)
Loss due to change in net fair value adjustment on derivative and hedging activities	86,832	123,301
Decrease (increase) in accrued interest receivable	(7,952)	14,771
Decrease (increase) in other assets	2,960	(9,664)
Decrease in Affordable Housing Program (AHP) liability	(8,120)	(2,932)
Increase (decrease) in accrued interest payable	2,163	(40,286)
Decrease in payable to REFCORP	(5,593)	(3,064)
Increase in other liabilities	5,279	6,368
Total adjustments	33,893	18,207
Net cash provided by operating activities	63,932	100,574

INVESTING ACTIVITIES
Net increase in interest-bearing deposits	(421,502)	(110,428)
Net increase in securities purchased under agreements to resell	(500,000)	—
Net decrease (increase) in federal funds sold	1,942,000	(3,997,000)
Increase in short-term trading securities held for investment	—	(999,910)
Purchases of available-for-sale securities	(1,509,140)	—
Proceeds from maturities of long-term held-to-maturity securities	1,659,473	3,230,753
Purchases of long-term held-to-maturity securities	—	(1,078,810)
Principal collected on advances	231,245,552	202,765,577
Advances made	(224,290,705)	(182,589,155)
Principal collected on mortgage loans held for portfolio	33,463	37,047
Purchases of premises, equipment and computer software	(3,829)	(5,103)
Net cash provided by investing activities	8,155,312	17,252,971

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves	570,683	(889,328)
Net proceeds from (payments on) derivative contracts with financing elements	151,834	(14,614)
Net proceeds from issuance of consolidated obligations
Discount notes	125,726,444	100,424,313
Bonds	6,285,726	23,194,842
Proceeds from assumption of debt from other FHLBank	167,381	—
Debt issuance costs	(819)	(4,729)
Payments for maturing and retiring consolidated obligations
Discount notes	(122,878,821)	(105,876,304)
Bonds	(18,265,279)	(32,817,969)
Payment to other FHLBank for assumption of debt	(14,738)	—
Proceeds from issuance of capital stock	306,824	325,700
Proceeds from issuance of mandatorily redeemable capital stock	—	97
Payments for redemption of mandatorily redeemable capital stock	(61,781)	(2,619)
Payments for repurchase/redemption of capital stock	(606,568)	(1,028,273)
Cash dividends paid	(134)	(136)
Net cash used in financing activities	(8,619,248)	(16,689,020)

Net increase (decrease) in cash and cash equivalents	(400,004)	664,525
Cash and cash equivalents at beginning of the period	1,631,899	3,908,242
Cash and cash equivalents at end of the period	$1,231,895	$4,572,767

Supplemental Disclosures:
Interest paid	$118,809	$194,555
AHP payments, net	$11,463	$12,086
REFCORP payments	$10,087	$23,656
Stock dividends issued	$3,975	$6,621
Dividends paid through issuance of mandatorily redeemable capital stock	$75	$2
Capital stock reclassified to mandatorily redeemable capital stock	$61,197	$231
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

Note 2—Recently Issued Accounting Guidance
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). Except for disclosures related to troubled debt restructurings, which were deferred until interim and annual reporting periods beginning on or after June 15, 2011, the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The required disclosures are presented in Note 6. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.
     A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies when a loan modification or restructuring constitutes a troubled debt restructuring. A restructuring is considered a troubled debt restructuring if both of the following conditions exist: (1) the restructuring constitutes a concession and (2) the borrower is experiencing financial difficulties. The guidance in ASU 2011-02 also requires presentation of the disclosures related to troubled debt restructurings that are required by the provisions of ASU 2010-20. The provisions of ASU 2011-02 are effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the Bank) and are to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption (January 1, 2011 for the Bank). Because the Bank has not had any restructurings occur on or after January 1, 2011, the adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition, nor did it expand the Bank’s footnote disclosures.

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
     Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). On May 12, 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and provides for certain additional disclosures regarding fair value measurements. The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied prospectively. Early adoption is not permitted. While the adoption of this guidance is not expected to have a significant impact on the Bank’s results of operations or financial condition, such adoption will result in increased financial statement footnote disclosures for the Bank.
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
Disclosures about an Employer's Participation in a Multiemployer Plan. On September 21, 2011, the FASB issued ASU 2011-09 “Disclosures about an Employer's Participation in a Multiemployer Plan” (“ASU 2011-09”), which amends the existing disclosure requirements to require that employers provide additional separate disclosures for multiemployer pension and other postretirement benefit plans. The requirements are intended to provide users of the financial statements with more detailed information about an employer's involvement in such plans, including: the significant multiemployer plans in which an employer participates; the level of the employer's participation in the significant multiemployer plans, including the employer's contributions to the plans and an indication of whether the employer's contributions represent more than five percent of the total contributions made to the plan by all contributing employers; the financial health of the significant multiemployer plans, including, among other things, an indication of the funded status; and the nature of the employer commitments to the plan. The guidance is effective for annual periods ending after December 15, 2011 (December 31, 2011 for the Bank), with early adoption permitted. The adoption of this guidance will result in increased financial statement footnote disclosures for the Bank, but will not have any impact on the Bank’s results of operations or financial condition.

Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of September 30, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
Government-sponsored enterprises	$1,921,638	$717	$6,577	$1,915,778
Other	141,587	—	234	141,353
Total	$2,063,225	$717	$6,811	$2,057,131

Included in the table above are securities that were purchased but which had not yet settled as of September 30, 2011. The amount due of $500,984,000 is included in other liabilities on the statement of condition.

Other debentures are fully secured by government guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The Bank did not hold any securities classified as available-for-sale at December 31, 2010. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2011.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
Government-sponsored enterprises	20	$1,414,794	$6,577	—	$—	$—	20	$1,414,794	$6,577
Other	7	141,353	234	—	—	—	7	141,353	234

Total	27	$1,556,147	$6,811	—	$—	$—	27	$1,556,147	$6,811

At September 30, 2011, the gross unrealized losses on the Bank’s available-for-sale securities were $6,811,000. All of the Bank's available-for-sale securities are either issued by government-sponsored enterprises (“GSEs”) or fully secured by collateral that is guaranteed by the U.S government. As of September 30, 2011, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (”Fitch”) and AA+ by Standard and Poor’s (“S&P”). The issuer of the Bank's other debentures was rated Aaa by Moody's and AA+ by S&P at that date; the issuer of the other debentures is not rated by Fitch. Based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical ratings organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at September 30, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the U.S. government's guaranty of the payment of interest on the debentures, the Bank expects that its holdings of other debentures that were in an unrealized loss position at September 30, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2011.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2011 are presented below (in thousands).

	September 30, 2011
Maturity	Amortized Cost	Estimated Fair Value

Debentures
Due after one year through five years	$207,757	$207,517
Due after five years through ten years	1,855,468	1,849,614
Total	$2,063,225	$2,057,131
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at September 30, 2011 (in thousands):

September 30, 2011
Amortized cost of available-for-sale securities
Fixed-rate	$1,988,225
Variable-rate	75,000

Total	$2,063,225

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2011 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government guaranteed obligations	$46,538	$—	$46,538	$267	$88	$46,717
Mortgage-backed securities
U.S. government guaranteed obligations	17,505	—	17,505	36	3	17,538
Government-sponsored enterprises	6,531,824	—	6,531,824	98,722	3,771	6,626,775
Non-agency residential mortgage-backed securities	319,336	52,645	266,691	—	30,404	236,287
	6,868,665	52,645	6,816,020	98,758	34,178	6,880,600
Total	$6,915,203	$52,645	$6,862,558	$99,025	$34,266	$6,927,317

Held-to-maturity securities as of December 31, 2010 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government guaranteed obligations	$51,946	$—	$51,946	$331	$217	$52,060
Mortgage-backed securities
U.S. government guaranteed obligations	20,038	—	20,038	70	—	20,108
Government-sponsored enterprises	8,096,361	—	8,096,361	128,732	2,068	8,223,025
Non-agency residential mortgage-backed securities	391,347	63,263	328,084	—	20,688	307,396
	8,507,746	63,263	8,444,483	128,802	22,756	8,550,529
Total	$8,559,692	$63,263	$8,496,429	$129,133	$22,973	$8,602,589

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2011. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government guaranteed obligations	2	$20,067	$88	—	$—	$—	2	$20,067	$88
Mortgage-backed securities
U.S. government guaranteed obligations	3	2,975	3	—	—	—	3	2,975	3
Government-sponsored enterprises	52	822,256	1,244	34	667,547	2,527	86	1,489,803	3,771
Non-agency residential mortgage-backed securities	—	—	—	35	236,287	83,049	35	236,287	83,049
	55	825,231	1,247	69	903,834	85,576	124	1,729,065	86,823
Total	57	$845,298	$1,335	69	$903,834	$85,576	126	$1,749,132	$86,911

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2010.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government guaranteed obligations	2	$21,303	$217	—	$—	$—	2	$21,303	$217
Mortgage-backed securities
Government-sponsored enterprises	23	398,522	434	34	792,031	1,634	57	1,190,553	2,068
Non-agency residential mortgage-backed securities	—	—	—	39	307,396	83,951	39	307,396	83,951
	23	398,522	434	73	1,099,427	85,585	96	1,497,949	86,019
Total	25	$419,825	$651	73	$1,099,427	$85,585	98	$1,519,252	$86,236

At September 30, 2011, the gross unrealized losses on the Bank’s held-to-maturity securities were $86,911,000, of which $83,049,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $3,862,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of September 30, 2011, the U.S. government and the issuers of the Bank’s holdings of GSE mortgage-backed securities were rated triple-A by Moody’s and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures and government guaranteed mortgage-backed securities (“MBS”) held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government guaranteed debentures, U.S. government guaranteed MBS and GSE MBS that were in an unrealized loss position at September 30, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2011.
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of September 30, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 35 non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2011 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30,

2011 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of five of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of September 30, 2011. All of these securities had previously been deemed to be other-than-temporarily impaired. The difference between the present value of the cash flows expected to be collected from these five securities and their amortized cost bases (i.e., the credit losses) totaled $1,615,000 as of September 30, 2011. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings. Credit losses totaling $450,000 associated with one of the previously impaired securities were reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended September 30, 2011. The estimated fair value of this security was greater than its carrying amount at that date.
In addition to the five securities that were determined to be other-than-temporarily impaired at September 30, 2011, nine other securities were previously deemed to be other-than-temporarily impaired. The following tables set forth additional information for each of the securities that were other-than-temporarily impaired as of September 30, 2011, including those securities that were deemed to be other-than-temporarily impaired in a prior period but which were not further impaired as of September 30, 2011 (in thousands). All of the Bank’s RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the first table represent the lowest rating assigned to the security by these NRSROs as of September 30, 2011.

			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Period of Initial Impairment	Credit Rating	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI
Security #1	Q1 2009	Triple-C	$—	$—	$—	$1,071	$(1,071)	$—
Security #2	Q1 2009	Triple-C	—	—	—	625	(625)	—
Security #3	Q2 2009	Single-C	666	70	736	839	(103)	736
Security #4	Q2 2009	Triple-C	450	(450)	—	554	(554)	—
Security #5	Q3 2009	Triple-C	—	—	—	1,116	(1,116)	—
Security #6	Q3 2009	Triple-C	—	—	—	455	(393)	62
Security #7	Q3 2009	Single-B	—	—	—	—	—	—
Security #8	Q1 2010	Triple-C	—	—	—	9	(9)	—
Security #9	Q1 2010	Single-B	25	292	317	31	286	317
Security #10	Q4 2010	Triple-C	355	19	374	420	286	706
Security #11	Q4 2010	Triple-C	—	—	—	—	—	—
Security #12	Q4 2010	Triple-C	—	—	—	71	(71)	—
Security #13	Q4 2010	Triple-C	—	—	—	6	266	272
Security #14	Q2 2011	Single-B	119	835	954	140	5,826	5,966
Totals			$1,615	$766	$2,381	$5,337	$2,722	$8,059

	September 30, 2011		Cumulative from Period of Initial Impairment Through September 30, 2011		September 30, 2011
	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	$15,914	$13,024	$10,271	$5,869	$8,622	$8,468
Security #2	16,764	16,075	12,389	6,242	9,928	10,018
Security #3	32,934	28,589	15,785	8,129	20,933	20,933
Security #4	11,748	11,093	7,930	4,012	7,175	7,488
Security #5	19,726	18,026	10,047	5,058	13,037	12,017
Security #6	16,785	15,877	9,661	4,607	10,823	10,090
Security #7	6,519	6,444	3,575	1,472	4,341	4,178
Security #8	9,319	9,297	4,968	1,837	6,166	5,647
Security #9	4,225	4,188	2,208	746	2,726	2,726
Security #10	7,605	7,185	3,331	603	4,457	4,457
Security #11	9,463	9,462	3,061	752	7,153	6,193
Security #12	4,964	4,881	1,820	343	3,404	2,968
Security #13	5,869	5,854	2,418	537	3,973	3,765
Security #14	22,840	22,701	5,826	438	17,313	17,313
Totals	$184,675	$172,696	$93,290	$40,645	$120,051	$116,261

For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2011 (dollars in thousands):

				Significant Inputs(2)
	Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of September 30, 2011	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of September 30, 2011(3)
Security #3	2006	Alt-A/Fixed Rate	$32,934	7.7%	37.8%	47.1%	5.3%
Security #4	2005	Alt-A/Option ARM	11,748	2.5%	77.8%	44.1%	44.5%
Security #9	2005	Alt-A/Option ARM	4,225	3.7%	64.7%	37.2%	41.4%
Security #10	2005	Alt-A/Option ARM	7,605	3.4%	76.7%	47.1%	41.6%
Security #14	2005	Alt-A/Fixed Rate	22,840	9.9%	21.0%	42.4%	9.2%
Total			$79,352
_____________________________

(1)
Security #14 is the only security presented in the table above that was labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

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

The following table presents a rollforward for the three and nine months ended September 30, 2011 and 2010 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance of credit losses, beginning of period	$10,298	$5,693	$6,576	$4,022
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	—	140	17
Credit losses on securities for which an other-than-temporary impairment was previously recognized	1,615	379	5,197	2,033
Balance of credit losses, end of period	$11,913	$6,072	$11,913	$6,072
Because the Bank currently expects to recover the entire amortized cost basis of each of its other 30 non-agency RMBS holdings (including the 9 securities that were previously deemed to be other-than-temporarily impaired), and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these other non-agency RMBS to be other-than-temporarily impaired (or, in the case of the 9 previously impaired securities, further impaired) at September 30, 2011.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2011 and December 31, 2010 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2011			December 31, 2010
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$2,031	$2,031	$2,050	$2,555	$2,555	$2,598
Due after five years through ten years	24,351	24,351	24,599	27,871	27,871	28,159
Due after ten years	20,156	20,156	20,068	21,520	21,520	21,303
	46,538	46,538	46,717	51,946	51,946	52,060
Mortgage-backed securities	6,868,665	6,816,020	6,880,600	8,507,746	8,444,483	8,550,529
Total	$6,915,203	$6,862,558	$6,927,317	$8,559,692	$8,496,429	$8,602,589

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $84,679,000 and $105,046,000 at September 30, 2011 and December 31, 2010, respectively.

    Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$46,538	$51,946
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	711	821
Collateralized mortgage obligations
Fixed-rate	1,393	1,620
Variable-rate	6,866,561	8,505,305
	6,868,665	8,507,746
Total	$6,915,203	$8,559,692

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2010 or the nine months ended September 30, 2011.

Note 5—Advances
     Redemption Terms. At September 30, 2011 and December 31, 2010, the Bank had advances outstanding at interest rates ranging from 0.06 percent to 8.61 percent and 0.05 percent to 8.61 percent, respectively, as summarized below (in thousands).

	September 30, 2011		December 31, 2010
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$171	4.10%

Due in one year or less	6,402,351	0.81	12,362,781	0.70
Due after one year through two years	3,010,545	2.05	1,511,311	3.15
Due after two years through three years	1,852,027	1.27	2,927,555	2.17
Due after three years through four years	760,783	2.91	1,419,491	1.11
Due after four years through five years	386,729	3.15	736,210	2.97
Due after five years	3,104,355	4.23	3,389,605	3.78
Amortizing advances	2,589,170	3.47	2,713,632	4.40
Total par value	18,105,960	2.19%	25,060,756	1.93%

Deferred prepayment fees	(25,974)		(31,290)
Commitment fees	(126)		(105)
Hedging adjustments	568,862		426,295

Total	$18,648,722		$25,455,656

Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2011 and December 31, 2010, the Bank had aggregate prepayable and callable advances totaling $146,830,000 and $170,349,000, respectively.

The following table summarizes advances at September 30, 2011 and December 31, 2010, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2011	December 31, 2010
Overdrawn demand deposit accounts	$—	$171

Due in one year or less	6,467,842	12,437,799
Due after one year through two years	3,033,737	1,534,056
Due after two years through three years	1,868,798	2,953,639
Due after three years through four years	772,526	1,433,491
Due after four years through five years	408,087	750,082
Due after five years	2,965,800	3,237,886
Amortizing advances	2,589,170	2,713,632

Total par value	$18,105,960	$25,060,756

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2011 and December 31, 2010, the Bank had putable advances outstanding totaling $3,143,321,000 and $3,486,421,000, respectively.
The following table summarizes advances at September 30, 2011 and December 31, 2010, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2011	December 31, 2010
Overdrawn demand deposit accounts	$—	$171

Due in one year or less	9,201,422	15,288,601
Due after one year through two years	2,569,944	1,494,561
Due after two years through three years	1,841,627	2,476,955
Due after three years through four years	637,783	1,409,091
Due after four years through five years	296,229	565,210
Due after five years	969,785	1,112,535
Amortizing advances	2,589,170	2,713,632

Total par value	$18,105,960	$25,060,756

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at September 30, 2011 and December 31, 2010 (in thousands, based upon par amount):

	September 30, 2011	December 31, 2010
Fixed-rate
Due in one year or less	$6,382,002	$7,688,427
Due after one year	9,633,616	10,607,136
Total fixed-rate	16,015,618	18,295,563
Variable-rate
Due in one year or less	36,342	4,690,851
Due after one year	2,054,000	2,074,342
Total variable-rate	2,090,342	6,765,193
Total par value	$18,105,960	$25,060,756

At both September 30, 2011 and December 31, 2010, 47 percent of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $9,901,000 and $16,755,000 during the three months ended September 30, 2011 and 2010, respectively, and were $25,071,000 and $30,711,000 during the nine months ended September 30, 2011 and 2010, respectively. None of the gross advance prepayment fees were deferred during the three months ended September 30, 2011. The Bank deferred $51,000 of the gross advance prepayment fees during the nine months ended September 30, 2011. The Bank deferred $7,443,000 and $13,631,000 of the gross advance prepayment fees during the three and nine months ended September 30, 2010, respectively.

Note 6—Allowance for Credit Losses
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
During the nine months ended September 30, 2011, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”), the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2011 or December 31, 2010.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2011 and December 31, 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2011 and December 31, 2010, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans were acquired through the Mortgage Partnership Finance® (“MPF”®) Program, as more fully described in the Bank’s 2010 10-K. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF Program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at September 30, 2011 and December 31, 2010 (dollar amounts in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	September 30, 2011			December 31, 2010
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,801	$3,783	$5,584	$2,092	$4,993	$7,085
60-89 days delinquent	625	988	1,613	919	1,406	2,325
90 days or more delinquent	1,313	820	2,133	1,254	857	2,111
Total past due	3,739	5,591	9,330	4,265	7,256	11,521
Total current loans	85,118	77,997	163,115	103,866	90,611	194,477
Total mortgage loans	$88,857	$83,588	$172,445	$108,131	$97,867	$205,998

Other delinquency statistics:
In process of foreclosure(1)	$702	$298	$1,000	$678	$73	$751
Serious delinquency rate (2)	1.5%	1.0%	1.2%	1.2%	0.9%	1.0%
Past due 90 days or more and still accruing interest (3)	$—	$820	$820	$—	$857	$857
Non-accrual loans	$1,313	$—	$1,313	$1,254	$—	$1,254
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.

At September 30, 2011 and December 31, 2010, the Bank’s other assets included $187,000 and $126,000, respectively, of real estate owned.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At September 30, 2011 and December 31, 2010, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $209,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at September 30, 2011. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$218	$234	$225	$240
Chargeoffs	(9)	—	(16)	(6)
Balance, end of period	$209	$234	$209	$234

September 30, 2011
Ending balance of reserve related to loans collectively evaluated for impairment	$209

Unpaid principal balance
Individually evaluated for impairment	$1,313
Collectively evaluated for impairment	$87,544

Note 7—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its statements of condition only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 13.
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $697 billion and $796 billion at September 30, 2011 and December 31, 2010, respectively. The Bank was the primary obligor on $27.2 billion and $36.2 billion (at par value), respectively, of these consolidated obligations.

Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2011 and December 31, 2010 (in thousands, at par value).

	September 30, 2011	December 31, 2010
Fixed-rate	$14,165,065	$14,582,605
Simple variable-rate	2,145,000	13,411,000
Step-up	2,619,500	3,001,500
Fixed that converts to variable	201,000	83,000
Step-down	100,000	—
Total par value	$19,230,565	$31,078,105

At September 30, 2011 and December 31, 2010, 98 percent and 82 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 32 percent and 14 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable rate index or hedged with an interest rate swap that offsets an interest rate cap embedded in the bonds.
     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2011 and December 31, 2010, by contractual maturity (in thousands):

	September 30, 2011		December 31, 2010
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,167,090	1.19%	$18,269,685	0.86%
Due after one year through two years	3,399,500	2.47	6,107,905	2.17
Due after two years through three years	1,319,190	3.08	1,465,000	2.59
Due after three years through four years	774,965	3.12	1,400,440	2.65
Due after four years through five years	887,000	3.14	883,255	2.69
Thereafter	2,682,820	2.87	2,951,820	3.28
Total par value	19,230,565	1.95%	31,078,105	1.56%

Premiums	41,860		51,349
Discounts	(8,935)		(11,977)
Hedging adjustments	160,257		198,128
Total	$19,423,747		$31,315,605

At September 30, 2011 and December 31, 2010, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2011	December 31, 2010
Non-callable bonds	$15,040,350	$26,278,890
Callable bonds	4,190,215	4,799,215
Total par value	$19,230,565	$31,078,105

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2011 and December 31, 2010, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2011	December 31, 2010
Due in one year or less	$13,082,910	$21,479,505
Due after one year through two years	3,706,500	6,594,905
Due after two years through three years	1,074,190	1,545,000
Due after three years through four years	509,965	440,440
Due after four years through five years	455,000	336,255
Thereafter	402,000	682,000
Total par value	$19,230,565	$31,078,105

     Discount Notes. At September 30, 2011 and December 31, 2010, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2011	$7,977,769	$7,979,230	0.06%

December 31, 2010	$5,131,978	$5,132,613	0.15%

At September 30, 2011 and December 31, 2010, 42 percent and 18 percent, respectively, of the Bank’s consolidated obligation discount notes were swapped to a variable rate.

Note 8—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$41,044	$43,714
AHP assessment	3,343	9,154
Grants funded, net of recaptured amounts	(11,463)	(12,086)
Balance, end of period	$32,924	$40,782

Note 9—Derivatives and Hedging Activities
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
     Investments — The Bank has invested in agency and non-agency mortgage-backed securities, all of which are classified as held-to-maturity. The interest rate and prepayment risk associated with these investment securities is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some investment securities with either callable or non-callable consolidated obligations or interest rate exchange agreements, including caps and interest rate swaps.
A substantial portion of the Bank’s held-to-maturity securities are variable-rate mortgage-backed securities that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank enters into interest rate cap agreements. These derivatives are treated as economic hedges.
The Bank has also invested in agency and other highly rated debentures. Substantially all of the Bank's available-for-sale securities are fixed-rate debentures. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank enters into fixed-for-floating interest rate exchange agreements. Such transactions are treated as fair value hedges.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount of Derivatives	Derivative Assets	Derivative Liabilities	Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$7,544,854	$74	$612,181	$8,538,084	$29,201	$501,545
Available-for-sale securities	1,684,114	625	236,288	—	—	—
Consolidated obligation bonds	16,945,580	226,108	3,611	14,650,120	352,710	53,502
Interest rate caps related to advances	28,000	129	—	83,000	632	—
Total derivatives designated as hedging instruments under ASC 815	26,202,548	226,936	852,080	23,271,204	382,543	555,047
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	—	—	—	6,000	—	59
Consolidated obligation bonds	500,000	78	310	1,600,000	2,262	—
Consolidated obligation discount notes	3,348,053	72	250	912,722	2,825	—
Basis swaps (1)	4,700,000	13,415	—	6,700,000	14,886	—
Intermediary transactions	92,758	5,750	5,545	44,200	508	426
Interest rate swaptions related to optional advance commitments	200,000	3,034	—	150,000	10,409	—
Interest rate caps
Advances	—	—	—	13,000	—	—
Held-to-maturity securities	3,900,000	4,145	—	3,700,000	19,585	—
Intermediary transactions	30,000	234	234	—	—	—
Total derivatives not designated as hedging instruments under ASC 815	12,770,811	26,728	6,339	13,125,922	50,475	485
Total derivatives before netting and collateral adjustments	$38,973,359	253,664	858,419	$36,397,126	433,018	555,532

Cash collateral and related accrued interest		(700)	(636,794)		(55,481)	(215,356)
Netting adjustments		(219,478)	(219,478)		(338,866)	(338,866)
Total collateral and netting adjustments(2)		(220,178)	(856,272)		(394,347)	(554,222)
Net derivative balances reported in statements of condition		$33,486	$2,147		$38,671	$1,310
_____________________________

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)
Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Gain (Loss) Recognized in Earnings for the Three Months Ended September 30,		Gain (Loss) Recognized in Earnings for the Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(1,735)	$(863)	$(2,338)	$(728)
Interest rate caps	(239)	(326)	(502)	(853)
Total net loss related to fair value hedge ineffectiveness	(1,974)	(1,189)	(2,840)	(1,581)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	1,273	4,874	4,376	15,437
Interest rate swaps
Advances	2	14	93	40
Consolidated obligation bonds	(449)	2,432	(2,274)	(6,954)
Consolidated obligation discount notes	(694)	815	(1,191)	55
Basis swaps (1)	5,339	(3,975)	(516)	6,269
Intermediary transactions	26	—	123	1
Interest rate swaptions related to optional advance commitments	(6,878)	(411)	(10,598)	(411)
Interest rate caps
Advances	—	—	—	(6)
Held-to-maturity securities	(5,604)	(5,204)	(16,710)	(40,912)
Intermediary transactions	—	—	5	—
Total net loss related to derivatives not designated as hedging instruments under ASC 815	(6,985)	(1,455)	(26,692)	(26,481)
Net losses on derivatives and hedging activities reported in the statements of income	$(8,959)	$(2,644)	$(29,532)	$(28,062)
_____________________________

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2011 and 2010 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income(Expense)(2)

Three Months Ended September 30, 2011
Advances	$(163,942)	$163,330	$(612)	$(53,016)
Available-for-sale securities	(59,316)	58,451	(865)	(5,921)
Consolidated obligation bonds	1,050	(1,547)	(497)	58,229
Total	$(222,208)	$220,234	$(1,974)	$(708)

Three Months Ended September 30, 2010
Advances	$(108,407)	$108,105	$(302)	$(62,198)
Consolidated obligation bonds	26,936	(27,823)	(887)	76,066
Total	$(81,471)	$80,282	$(1,189)	$13,868

Nine Months Ended September 30, 2011
Advances	$(167,733)	$167,325	$(408)	$(165,009)
Available-for-sale securities	(59,316)	58,451	(865)	(5,921)
Consolidated obligation bonds	(36,824)	35,257	(1,567)	197,890
Total	$(263,873)	$261,033	$(2,840)	$26,960

Nine Months Ended September 30, 2010
Advances	$(266,837)	$266,434	$(403)	$(211,672)
Consolidated obligation bonds	55,431	(56,609)	(1,178)	318,549
Total	$(211,406)	$209,825	$(1,581)	$106,877
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

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
The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk also considers the impact of cash collateral held or remitted by the Bank. As of September 30, 2011 and December 31, 2010, the Bank held as collateral cash balances of $700,000 and $55,471,000, respectively. The cash collateral held is included in derivative assets/liabilities in the statements of condition.
At September 30, 2011 and December 31, 2010, the Bank’s maximum credit risk, as defined above, was approximately $19,862,000 and $34,183,000, respectively. In early October 2011 and early January 2011, additional/excess cash collateral of $19,388,000 and $33,006,000, respectively, was delivered/returned to the Bank pursuant to counterparty credit arrangements.
The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 13.

When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At September 30, 2011 and December 31, 2010, the net market value of the Bank’s derivatives with its members totaled $5,517,000 and $(53,000), respectively.

Note 10—Capital
At all times during the nine months ended September 30, 2011, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$283,694	$1,729,607	$402,820	$2,061,190
Total capital	$1,257,093	$1,729,607	$1,587,603	$2,061,190
Total capital-to-assets ratio	4.00%	5.50%	4.00%	5.19%
Leverage capital	$1,571,366	$2,594,411	$1,984,503	$3,091,785
Leverage capital-to-assets ratio	5.00%	8.26%	5.00%	7.79%

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
The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the repurchases that occurred on January 31, 2011, April 29, 2011, July 29, 2011 and October 31, 2011, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. On January 31, 2011, April 29, 2011, July 29, 2011 and October 31, 2011, the Bank repurchased surplus stock totaling $102,459,000, $147,036,000, $94,004,000 and $119,347,000, respectively, of which $0, $119,000, $0 and $0, respectively, was classified as mandatorily redeemable capital stock at those dates.
Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement, and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The amended JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (“RRE Account”). On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the three months ended June 30, 2011. Accordingly, under the terms of the amended JCE Agreement the allocations to the Bank’s RRE Account commenced in the third quarter of 2011. Pursuant to the provisions of the amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. Amounts allocated to the Bank’s RRE Account are not available to pay dividends.

Note 11—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$4	$3	$11	$9
Interest cost	27	28	83	85
Amortization of prior service credit	(9)	(9)	(27)	(26)
Amortization of net actuarial gain	(5)	(6)	(17)	(18)
Net periodic benefit cost	$17	$16	$50	$50

Note 12—Estimated Fair Values
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Securities purchased under agreements to resell and federal funds sold. All federal funds sold and securities purchased under agreements to resell represent overnight balances and are carried at cost. The estimated fair values approximate the carrying values.

     Trading securities. The Bank obtains quoted prices for identical securities.
     Available-for-sale and held-to-maturity securities. To value its available-for-sale securities and its held-to-maturity MBS holdings, the Bank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. A price is established for each security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within these thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates. As of September 30, 2011, four vendor prices were received for substantially all of the Bank’s available-for-sale securities and held-to-maturity MBS holdings and all of the computed prices fell within the specified tolerance thresholds. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. The Bank estimates the fair values of its held-to-maturity debentures using a pricing model.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate swap curve and, for agreements containing options, swaption volatility). As the provisions of the Bank’s master netting and collateral exchange agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 9), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the interest rate swap curve).
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
     Deposit liabilities. The Bank determines the estimated fair values of its deposit liabilities with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are based on replacement funding rates for liabilities with similar terms. The estimated fair value approximates the carrying value for deposits with variable rates and fixed rates with three months or less to their maturity or repricing date.
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
     Commitments. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at September 30, 2011 or December 31, 2010.
The carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2011 and December 31, 2010, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and due from banks	$1,231,895	$1,231,895	$1,631,899	$1,631,899
Interest-bearing deposits	281	281	208	208
Security purchased under agreement to resell	500,000	500,000	—	—
Federal funds sold	1,825,000	1,825,000	3,767,000	3,767,000
Trading securities	5,656	5,656	5,317	5,317
Available-for-sale securities	2,057,131	2,057,131	—	—
Held-to-maturity securities	6,862,558	6,927,317	8,496,429	8,602,589
Advances	18,648,722	18,898,531	25,455,656	25,672,203
Mortgage loans held for portfolio, net	173,378	191,063	207,168	225,336
Accrued interest receivable	51,192	51,192	43,248	43,248
Derivative assets	33,486	33,486	38,671	38,671

Liabilities:
Deposits	1,695,506	1,695,506	1,070,052	1,070,044
Consolidated obligations:
Discount notes	7,977,769	7,978,001	5,131,978	5,132,290
Bonds	19,423,747	19,631,629	31,315,605	31,444,058
Mandatorily redeemable capital stock	7,604	7,604	8,076	8,076
Accrued interest payable	96,590	96,590	94,417	94,417
Derivative liabilities	2,147	2,147	1,310	1,310
Optional advance commitments (other liabilities)	3,888	3,888	11,156	11,156

The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2011 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets
Trading securities	$5,656	$—	$—	$—	$5,656
Available-for-sale securities	—	2,057,131	—	—	2,057,131
Derivative assets	—	253,664	—	(220,178)	33,486
Total assets at fair value	$5,656	$2,310,795	$—	$(220,178)	$2,096,273

Liabilities
Derivative liabilities	$—	$858,419	$—	$(856,272)	$2,147
Optional advance commitments (other liabilities)	—	3,888	—	—	3,888
Total liabilities at fair value	$—	$862,307	$—	$(856,272)	$6,035
_____________________________

(1)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

During the three months ended September 30, 2011, the Bank recorded total other-than-temporary impairment losses on four of its non-agency RMBS classified as held-to-maturity. At September 30, 2011, the four securities had an aggregate unpaid principal balance and estimated fair value of $67,604,000 and $45,429,000, respectively. Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these four impaired securities fell within Level 3 of the fair value hierarchy. Four third-party vendor prices were received for each of these securities and, as described above, the average of the middle two prices was used to determine the final fair value measurements.
The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010 by their level within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets
Trading securities	$5,317	$—	$—	$—	$5,317
Derivative assets	—	433,018	—	(394,347)	38,671
Total assets at fair value	$5,317	$433,018	$—	$(394,347)	$43,988

Liabilities
Derivative liabilities	$—	$555,532	$—	$(554,222)	$1,310
Optional advance commitments (other liabilities)	—	11,156	—	—	11,156
Total liabilities at fair value	$—	$566,688	$—	$(554,222)	$12,466
_____________________________

(1)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

As of September 30, 2011 and December 31, 2010, the Bank had entered into optional advance commitments with par values totaling $200,000,000 and $150,000,000, respectively, excluding commitments to fund CIP and EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments are reported in other liabilities in the statements of condition. At September 30, 2011 and December 31, 2010, other liabilities included items with an aggregate carrying value of $22,376,000 and $20,427,000, respectively, that were not eligible for the fair value option.

Note 13—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At September 30, 2011, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $669 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
Other commitments and contingencies. At September 30, 2011 and December 31, 2010, the Bank had commitments to make additional advances totaling approximately $246,819,000 and $199,773,000, respectively. In addition, outstanding standby letters of credit totaled $3,603,815,000 and $4,595,290,000 at September 30, 2011 and December 31, 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 6).
At September 30, 2011 and December 31, 2010, the Bank had commitments to issue $3,240,000,000 and $115,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of September 30, 2011 and December 31, 2010, the Bank had pledged cash collateral of $636,750,000 and $215,322,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at those dates, the Bank had not pledged any securities as collateral. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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

Note 15 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the nine months ended September 30, 2011, interest income from loans to other FHLBanks totaled $2,971. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2011 (in thousands).

Nine Months Ended
September 30, 2011
Balance at January 1, 2011	$—
Loans made to
FHLBank of San Francisco	865,000
FHLBank of Atlanta	51,000
Collections from
FHLBank of San Francisco	(865,000)
FHLBank of Atlanta	(51,000)
Balance at September 30, 2011	$—

During the nine months ended September 30, 2011, interest expense on borrowings from other FHLBanks totaled $924. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2011 (in thousands).

Nine Months Ended
September 30, 2011
Balance at January 1, 2011	$—
Borrowings from
FHLBank of Atlanta	200,000
FHLBank of Indianapolis	50,000
FHLBank of San Francisco	65,000
Repayments to
FHLBank of Atlanta	(200,000)
FHLBank of Indianapolis	(50,000)
FHLBank of San Francisco	(65,000)
Balance at September 30, 2011	$—

There were no loans to or borrowings from other FHLBanks during the nine months ended September 30, 2010.
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any other debt from other FHLBanks during the nine months ended September 30, 2011 or 2010.
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. During the three months ended June 30, 2011, the Bank transferred a consolidated obligation with a par amount of $15,000,000 to the FHLBank of San Francisco. A gain of $32,000 was recognized on the transfer. The Bank did not transfer any other debt to other FHLBanks during the nine months ended September 30, 2011 or 2010.

Note 16 — Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net unrealized losses on available-for-sale securities	$(6,094)	$—	$(6,094)	$—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(1,216)	—	(6,747)	(6,958)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	450	379	4,025	1,977
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	4,347	4,630	13,340	13,777
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(9)	(27)	(26)
Amortization of net actuarial gain included in net periodic benefit cost	(5)	(6)	(17)	(18)
Total other comprehensive income (loss)	$(2,527)	$4,994	$4,480	$8,752

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in ratings on the Bank’s debt, adverse consequences resulting from a significant regional or national economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011 (the “2010 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, state and local housing authorities that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small and declining portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 through mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.

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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of September 30, 2011, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, each of the FHLBanks was rated AA+/A-1+ by S&P. The outlook on each of the NRSRO’s long-term ratings is negative.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook. Subsequently, on August 8, 2011, S&P lowered the long-term rating of the FHLBank System's consolidated obligations from AAA to AA+ with a negative outlook and it also lowered the long-term counterparty credit ratings of 10 FHLBanks, including the Bank, from AAA to AA+ with a negative outlook. The long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. S&P affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System's debt issues. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the U.S. To date, S&P's downgrades of the Bank's long-term counterparty credit rating and the long-term credit rating of the FHLBank System's consolidated obligations have not had any impact on the Bank's ability to access the capital markets, nor have such ratings actions had any noticeable impact on the Bank's funding costs. While there can be no assurances about the future, management does not currently expect these ratings actions to have a material impact on the Bank in the foreseeable future.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these credit ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
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
The Bank defines “adjusted earnings” as net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s adjusted earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets and its adjusted earnings and returns on capital stock (based on adjusted earnings) generally tend to follow short-term interest rates.

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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2011 and December 31, 2010.

MEMBERSHIP SUMMARY
	September 30, 2011	December 31, 2010
Commercial banks	726	741
Thrifts	80	83
Credit unions	79	73
Insurance companies	21	21
Total members	906	918
Housing associates	8	8
Non-member borrowers	11	12
Total	925	938
Community Financial Institutions (“CFIs”) (1)	751	768
_____________________________

(1)	The figures presented above reflect the number of members that were CFIs as of September 30, 2011 and December 31, 2010 based upon the definitions of CFIs that applied as of those dates.
For 2011, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2010, 2009 and 2008 of less than $1.040 billion. For 2010, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2009, 2008 and 2007 of less than $1.029 billion.
Financial Market Conditions
Economic conditions showed some signs of improvement during the first nine months of 2011 but the rate of improvement was slow. The gross domestic product increased at an annual rate of 2.5 percent during the third quarter of 2011, as compared to an annual rate of 1.3 percent during the second quarter of 2011 and an annual rate of 0.4 percent during the first quarter of 2011. The nationwide unemployment rate fell from 9.4 percent at the end of 2010 to 9.1 percent at September 30, 2011. While housing prices improved in some areas, the national trend in housing prices during the period was downward, and many housing markets remain depressed. Despite some signs of economic improvement during the first nine months of the year, the sustainability and extent of those improvements, and the prospects for and potential timing of further improvements (in particular, employment growth and housing market conditions), remain uncertain.
Credit market conditions during the first three months of 2011 continued the trend of noticeable improvement observed during 2010. During the second and third quarters of 2011, concerns over the sovereign debt crisis in Europe resulted in greater demand for high-quality short-term debt. On August 2, 2011, the U.S. government’s debt limit was raised, averting a default on the nation’s debt obligations. This increase is projected to be sufficient to fund the U.S. government’s obligations into 2013.
During the first half of 2011, the Federal Reserve continued a $600 billion bond purchase program that was announced in November 2010. Under this program, the Federal Reserve purchased longer-term U.S. Government bonds at a pace of about $75 billion per month in an effort to promote a stronger pace of economic recovery and foster maximum employment and price stability. This program expired on June 30, 2011. On September 21, 2011, the Federal Reserve announced that it would extend the average maturity of its holdings of securities by purchasing longer-dated assets and selling shorter-dated assets. This latest round of quantitative easing will run through June 2012 as the Federal Reserve sells $400 billion in U.S. Treasury securities with maturities of 3 years or less and replaces them with U.S. Treasury securities with maturities of 6 to 30 years. At that time, the Federal Reserve also announced plans to reinvest the proceeds from maturities of its agency debt and MBS holdings in agency MBS rather than U.S. Treasury securities. That program commenced in October 2011.

Interest rates generally declined during the first nine months of 2011, particularly long-term rates. The Federal Reserve stated at its August Federal Open Market Committee ("FOMC") meeting that it would hold the federal funds rate near zero until at least mid-2013. The FOMC has maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009, 2010 and the first nine months of 2011. During these periods, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during the past few years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for most of 2010 and the first nine months of 2011.
One- and three-month LIBOR rates increased slightly during the third quarter of 2011, with one- and three-month LIBOR ending the quarter at 0.24 percent and 0.37 percent, respectively, as compared to 0.19 percent and 0.25 percent, respectively, at the end of the second quarter of 2011. In comparison, one- and three-month LIBOR rates were 0.24 percent and 0.30 percent, respectively, at the end of the first quarter of 2011 and 0.26 percent and 0.30 percent, respectively, at the end of 2010. Stable one- and three-month LIBOR rates, combined with the small spreads between those two indices and between those indices and overnight lending rates, suggest the inter-bank lending markets are relatively stable.
The following table presents information on various market interest rates at September 30, 2011 and December 31, 2010 and various average market interest rates for the three- and nine-month periods ended September 30, 2011 and 2010.

	Ending Rate		Average Rate		Average Rate
	September 30, 2011	December 31, 2010	Third Quarter 2011	Third Quarter 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective
Federal Funds Rate (2)	0.06%	0.13%	0.08%	0.19%	0.11%	0.17%
1-month LIBOR (1)	0.24%	0.26%	0.21%	0.29%	0.22%	0.28%
3-month LIBOR (1)	0.37%	0.30%	0.30%	0.39%	0.29%	0.36%
2-year LIBOR (1)	0.58%	0.80%	0.55%	0.75%	0.73%	1.02%
5-year LIBOR (1)	1.26%	2.17%	1.44%	1.76%	1.94%	2.30%
10-year LIBOR (1)	2.11%	3.38%	2.56%	2.78%	3.12%	3.35%
3-month U.S. Treasury (1)	0.02%	0.12%	0.02%	0.15%	0.07%	0.14%
2-year U.S. Treasury (1)	0.25%	0.61%	0.28%	0.54%	0.51%	0.77%
5-year U.S. Treasury (1)	0.96%	2.01%	1.14%	1.55%	1.70%	2.07%
10-year U.S. Treasury (1)	1.92%	3.30%	2.41%	2.78%	3.02%	3.33%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2011 Summary

•
The Bank ended the third quarter of 2011 with total assets of $31.4 billion and total advances of $18.6 billion, a decrease from $39.7 billion and $25.5 billion, respectively, at the end of 2010. Advances to the Bank’s five largest borrowers (as of December 31, 2010) decreased by $5.6 billion during the nine months ended September 30, 2011, including the maturity of $4.5 billion in advances to the Bank's two largest borrowers as of December 31, 2010. In addition, $0.8 billion of maturing advances were repaid following the consolidation of several affiliated members’ charters into the charter of an affiliated out-of-district institution. The remaining decline in advances of $0.5 billion during the nine-month period was attributable to a general decline in member demand that the Bank believes was due largely to members’ higher liquidity levels, which were primarily the result of higher deposit levels, and reduced lending activity due to weak economic conditions.

•
The Bank’s net income for the three and nine months ended September 30, 2011 was $11.8 million and $30.0 million, respectively, including net interest income of $34.9 million and $114.4 million, respectively, and $9.0 million and $29.5 million in net losses on derivatives and hedging activities, respectively. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s overall income before assessments of $13.1 million and $37.9 million for the three and nine months ended September 30,

2011, respectively. Had the interest income on economic hedge derivatives been included in net interest income, the Bank's net interest income would have been higher (and its net losses on derivative and hedging activities would have been higher) by $1.3 million and $4.4 million for the three and nine months ended September 30, 2011, respectively.

•
For the three and nine months ended September 30, 2011, the $9.0 million and $29.5 million, respectively, in net losses on derivatives and hedging activities included $1.3 million and $4.4 million, respectively, of net interest income on interest rate swaps accounted for as economic hedge derivatives, $8.3 million and $31.1 million, respectively, of net losses on economic hedge derivatives (excluding net interest settlements) and net ineffectiveness-related losses on fair value hedges of $2.0 million and $2.8 million, respectively. The net losses on the Bank’s economic hedge derivatives during the three and nine months ended September 30, 2011 were due largely to fair value gains (losses) of $(5.6) million and $(16.7) million, respectively, on its stand-alone interest rate caps, $(6.9) million and $(10.6) million, respectively, on its interest rate swaptions and $5.3 million and $(0.5) million, respectively, on its interest rate basis swaps.

•
The Bank held $8.8 billion (notional) of interest rate swaps and swaptions recorded as economic hedge derivatives with a net positive fair value of $14.8 million (excluding accrued interest) at September 30, 2011, including $3.0 million related to the Bank’s swaptions. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors including the relative level and volatility of future interest rates. In the case of the Bank’s swaptions, the largely offsetting fair value of the hedged items (i.e., the optional advance commitments) would also decline to zero in this scenario. At September 30, 2011, the carrying value of the optional advance commitments totaled $3.9 million. In addition, as of September 30, 2011, the Bank held $3.9 billion (notional) of stand-alone interest rate cap agreements with a fair value of $4.1 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its collateralized mortgage obligation (“CMO”) LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•
Unrealized losses on the Bank’s holdings of non-agency residential mortgage-backed securities, all of which are classified as held-to-maturity, totaled $83.0 million (26 percent of amortized cost) at September 30, 2011, as compared to $84.0 million (22 percent of amortized cost) at December 31, 2010. Based on its quarter-end analysis of the 35 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency residential mortgage-backed securities market and do not accurately reflect the actual historical or currently expected future credit performance of the securities. The Bank’s operating results for the three and nine months ended September 30, 2011 included credit-related other-than-temporary impairment charges of $1.6 million and $5.3 million, respectively, on certain of its investments in non-agency residential mortgage-backed securities. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential mortgage-backed securities deteriorates beyond its current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential mortgage-backed securities.

•
At all times during the first nine months of 2011, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $478.1 million at September 30, 2011 from $452.2 million at December 31, 2010.

•
During the first nine months of 2011, the Bank paid dividends totaling $4.2 million; the Bank’s first, second and third quarter dividends were paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

•
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to the Resolution Funding Corporation (“REFCORP”) with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the three months ended June 30, 2011. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by this assessment. In addition, beginning in the third quarter of 2011, the Bank allocates, on a quarterly basis, at least 20 percent of its net income to a newly established restricted retained earnings account. Among other things, the Bank is prohibited from paying dividends out of this account; however, the allocations to, and restrictions associated with, this account are not currently expected to have an effect on the Bank’s dividend payment practices. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 10 on page 29 of this report).

•
While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be reduced for some period of time. As advances are reduced, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the advances. As a result of the decrease in the Bank’s advances, total assets and capital stock, its future adjusted earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to reductions in advances outstanding and the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the average federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2011			2010
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$18,648,722	$19,684,428	$21,804,806	$25,455,656	$27,341,487
Investments (1)	11,250,626	9,285,616	10,545,849	12,268,954	19,385,091
Mortgage loans	173,587	184,126	194,703	207,393	222,365
Allowance for credit losses on mortgage loans	209	218	225	225	234
Total assets	31,427,316	31,387,759	33,169,709	39,690,070	51,644,281
Consolidated obligations — discount notes	7,977,769	2,849,954	500,000	5,131,978	3,301,048
Consolidated obligations — bonds	19,423,747	25,124,418	29,302,425	31,315,605	41,919,784
Total consolidated obligations(2)	27,401,516	27,974,372	29,802,425	36,447,583	45,220,832
Mandatorily redeemable capital stock(3)	7,604	17,176	18,131	8,076	6,894
Capital stock — putable	1,243,943	1,284,559	1,427,810	1,600,909	1,835,532
Retained earnings	478,060	467,503	462,188	452,205	431,890
Accumulated other comprehensive loss	(58,222)	(55,695)	(56,743)	(62,702)	(57,213)
Total capital	1,663,781	1,696,367	1,833,255	1,990,412	2,210,209
Dividends paid(3)	1,241	1,393	1,550	2,057	2,109
Income statement (for the quarter)
Net interest income (4)	$34,871	$37,403	$42,123	$47,086	$54,686
Other income (loss)	(2,595)	(9,188)	(6,267)	8,824	(174)
Other expense	19,166	19,148	20,157	25,458	17,229
Assessments (5)	1,312	2,359	4,166	8,080	9,892
Net income	11,798	6,708	11,533	22,372	27,391
Performance ratios
Net interest margin(6)	0.43%	0.47%	0.46%	0.46%	0.42%
Return on average assets	0.14	0.08	0.13	0.22	0.21
Return on average equity	2.78	1.54	2.45	4.37	4.28
Return on average capital stock (7)	3.70	2.02	3.10	5.41	4.99
Total average equity to average assets	5.18	5.47	5.27	4.93	4.80
Regulatory capital ratio(8)	5.50	5.64	5.75	5.19	4.40
Dividend payout ratio (3)(9)	10.52	20.77	13.44	9.19	7.70
Average effective federal funds rate(10)	0.08%	0.09%	0.15%	0.19%	0.19%
_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $697 billion, $727 billion, $766 billion, $796 billion, and $806 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $27 billion, $28 billion, $30 billion, $36 billion, and $45 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $16 thousand, $18 thousand, $6 thousand, $9 thousand, and $7 thousand for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $1.3 million, $1.4 million, $1.7 million, $3.2 million, and $4.9 million for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

(5)
Beginning July 1, 2011, the Bank's earnings are no longer reduced by a REFCORP assessment. For additional information, see "Item 1. Financial Statements" (specifically Note 10 on page 29 of this report).

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

(9)	Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

(10)	Rates obtained from the Federal Reserve Statistical Release.

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
On May 11, 2011, the Prudential Regulators (i.e., the bank regulators) published proposed margin rules. Under these proposed rules, the Bank would have to post for uncleared derivative transactions both initial margin and variation margin to the Bank’s swap dealer and major swap participant counterparties, but may be eligible with respect to both types of margin for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank’s swap dealer and major swap participant counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus make uncleared trades more costly for the Bank. On September 20, 2011, the Commodity Futures Trading Commission (the “CFTC”) published a proposed rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared derivative transactions. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until certain other rules being promulgated under the Dodd-Frank Act take effect and a specified additional period of time has elapsed. The length of this additional time period would be dependent upon the type of entity entering into the uncleared derivative transactions. Under the proposed rule, the Bank would be a “category 2 entity” and, as such, would have to comply with the new requirements within 180 days of the effective date of the final applicable rulemaking. Accordingly, it is not likely that the Bank would have to comply with such requirements until the third quarter of 2012 at the earliest.
On May 23, 2011, the CFTC and SEC published joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will and will not be regulated as “swaps.” While it is unlikely that advances transactions between the Bank and its members will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
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
On July 27, 2011, the CFTC published a final rule regarding the process by which it will determine which types of swaps will be subject to mandatory clearing, but it has not yet made any such determinations. On September 20, 2011, the CFTC published a proposed rule setting forth an implementation schedule for the effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a particular type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a particular type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under this proposed rule, the Bank would also be a “category 2 entity” and, as such, would have to comply with mandatory clearing requirements for a particular swap within 180 days of the CFTC's issuance of such requirements. Based upon the CFTC's proposed implementation schedule and the time periods set forth in the final rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the third quarter of 2012 at the earliest.
While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) December 31, 2011. On October 25, 2011, the CFTC published a proposed amendment to this order that would extend the exemptions contained in the existing order until the earlier of: (1) the effective date of the applicable final rules further defining the relevant terms or (2) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most impact on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is now expected to publish those final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is currently expected that such final regulations will not become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared derivative transactions may be subject to additional implementation schedules, which could further delay the effectiveness of such requirements.
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

•
Claims for repayment/reimbursement against a FHLBank that is in conservatorship or receivership by another FHLBank as a result of the defaulting FHLBank's failure to pay a consolidated obligation would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions; and

•
With respect to property held by a FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate nor would it be available to satisfy general creditor claims.

Prudential Management Standards
On June 20, 2011, the Finance Agency issued a proposed rule, as required by the Housing and Economic Recovery Act of 2008, to establish prudential standards with respect to 10 categories of operation and management of the FHLBanks, the

Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, the “Regulated Entities”), including, among others, internal controls, interest rate risk and market risk. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and would leave to the Regulated Entities the obligation to organize and manage their affairs to ensure that the standards are met, subject to Finance Agency oversight. The proposed rule also includes procedural provisions relating to the consequences of failing to meet applicable standards, such as requirements regarding the submission of a corrective action plan to the Finance Agency. Comments on the proposal were due by August 19, 2011.

Changes to the Home Affordable Refinance Program

On October 24, 2011, the Finance Agency, Fannie Mae and Freddie Mac announced a series of changes to the Home Affordable Refinance Program that are intended to attract more eligible borrowers who can benefit from refinancing their home mortgage.   The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by either Fannie Mae or Freddie Mac (as applicable), and extending the end date for the program to December 31, 2013 for loans originally sold to Fannie Mae or Freddie Mac on or before May 31, 2009.  The impact of these changes on the Bank's investments in agency MBS, if any, is not known at this time.
Other Developments

Revised Regulations to Permit the Payment of Interest on Demand Deposit Accounts

The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators, including the Federal Reserve Board, rescinded their regulations prohibiting the payment of interest on demand deposits effective July 21, 2011. Members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from the Bank.

Proposed Rule on Regulatory Oversight of Certain Nonbank Financial Companies by the Federal Reserve Board
On October 18, 2011, the Financial Stability Oversight Council (the “Oversight Council”) issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures that it will follow when it considers whether to designate nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinded the prior proposal regarding these designations and proposes a three-stage process that includes a framework for evaluating a nonbank financial company. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and which exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the FHLBanks, one of the five thresholds is whether a company has $20 billion or more of outstanding borrowings. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank's operations and business could be adversely affected by additional costs and potential restrictions on its business activities resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.

Housing Finance, GSE Housing Reform and Other
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

Financial Condition
The following table provides selected period-end balances as of September 30, 2011 and December 31, 2010, as well as selected average balances for the nine-month period ended September 30, 2011 and the year ended December 31, 2010. As shown in the table, the Bank’s total assets decreased by 20.8 percent (or $8.3 billion) between December 31, 2010 and September 30, 2011, due primarily to decreases of $6.8 billion, $1.6 billion and $1.8 billion in advances, held-to-maturity securities and its short-term liquidity holdings, respectively, offset by the addition of $2.1 billion of available-for-sale securities. As the Bank’s assets decreased, the funding for those assets also decreased. During the nine months ended September 30, 2011, total consolidated obligations decreased by $9.0 billion as consolidated obligation bonds declined by

$11.8 billion and consolidated obligation discount notes increased by $2.8 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2011
		Increase (Decrease)		Balance at December 31, 2010
	Balance	Amount	Percentage
Advances	$18,649	$(6,807)	(26.7)%	$25,456
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,200	(400)	(25.0)%	1,600
Security purchased under agreement to resell	500	500	*	—
Federal funds sold	1,825	(1,942)	(51.6)%	3,767
Available-for-sale securities	2,057	2,057	*	—
Held-to-maturity securities	6,863	(1,633)	(19.2)%	8,496
Mortgage loans, net	173	(34)	(16.4)%	207
Total assets	31,427	(8,263)	(20.8)%	39,690
Consolidated obligations — bonds	19,424	(11,892)	(38.0)%	31,316
Consolidated obligations — discount notes	7,978	2,846	55.5%	5,132
Total consolidated obligations	27,402	(9,046)	(24.8)%	36,448
Mandatorily redeemable capital stock	8	—	—%	8
Capital stock	1,244	(357)	(22.3)%	1,601
Retained earnings	478	26	5.8%	452
Average total assets	33,520	(19,623)	(36.9)%	53,143
Average capital stock	1,366	(762)	(35.8)%	2,128
Average mandatorily redeemable capital stock	16	9	128.6%	7
_____________________________

*    The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of September 30, 2011 and December 31, 2010.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial banks	$13,014	72%	$19,708	79%
Thrift institutions	3,533	20	3,686	15
Credit unions	1,075	6	1,215	5
Insurance companies	340	2	336	1
Total member advances	17,962	100	24,945	100
Housing associates	62	—	60	—
Non-member borrowers	82	—	56	—
Total par value of advances	$18,106	100%	$25,061	100%
Total par value of advances outstanding to CFIs (1)	$6,642	37%	$6,908	28%
_____________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of September 30, 2011 and December 31, 2010 based upon the definitions of CFIs that applied as of those dates.

During the first nine months of 2011, advances outstanding to the Bank’s five largest borrowers (as of December 31, 2010) decreased by $5.6 billion, including the maturity of $4.0 billion and $0.5 billion in advances to Wells Fargo Bank South Central, National Association ("Wells Fargo") and Comerica Bank, respectively (the Bank’s two largest borrowers at December 31, 2010). With no advances outstanding as of September 30, 2011, Wells Fargo was no longer among the Bank's five largest borrowers as of such date. In addition, $0.8 billion of maturing advances were repaid following the consolidation of several affiliated members’ charters into the charter of an affiliated out-of-district institution. The remaining decline in outstanding advances of $0.5 billion during the first nine months of 2011 was spread broadly across the Bank’s members. The Bank believes the decline in advances was due largely to members’ higher liquidity levels, which were primarily the result of higher deposit levels, and reduced lending activity due to weak economic conditions.
At September 30, 2011, advances outstanding to the Bank’s five largest borrowers totaled $5.3 billion, representing 29.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2010 totaled $9.5 billion, representing 37.8 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2011, only three of which were among the Bank's five largest borrowers as of December 31, 2010.

FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2011
(Par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,000	11.0%
Texas Capital Bank, N.A.	1,100	6.1
Beal Bank USA	950	5.3
ViewPoint Bank	676	3.7
First National Bank (Edinburg, Texas)	580	3.2
	$5,306	29.3%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2011 and December 31, 2010.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(dollars in millions)

	September 30, 2011		December 31, 2010
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate	$13,427	74.2%	$15,582	62.2%
Adjustable/variable rate indexed	2,090	11.5	6,765	27.0
Amortizing	2,589	14.3	2,714	10.8
Total par value	$18,106	100.0%	$25,061	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2010 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances. In addition, as described in the 2010 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At September 30, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.8 billion of overnight federal funds sold to domestic bank counterparties, $0.5 billion of securities sold under an agreement to repurchase and $1.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.8 billion of overnight federal funds sold to domestic bank counterparties and $1.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. As of September 30, 2011, the Bank’s overnight federal funds sold consisted of $1.4 billion sold to counterparties rated single-A and $0.4 billion sold to counterparties rated triple-B. The security sold under an agreement to repurchase was sold to a counterparty rated single-A. The credit ratings presented in the preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2011 and December 30, 2010 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
September 30, 2011	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government guaranteed obligations	$47	$—	$47	$47
Government-sponsored enterprises	—	1,916	1,916	—
Other	—	141	141	—
Total debentures	47	2,057	2,104	47

MBS portfolio
U.S. government guaranteed obligations	17	—	17	17
Government-sponsored enterprises	6,532	—	6,532	6,627
Non-agency residential MBS	267	—	267	236
Total MBS	6,816	—	6,816	6,880
Total long-term investments	$6,863	$2,057	$8,920	$6,927

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2010	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government guaranteed obligations	$52	$—	$52	$52

MBS portfolio
U.S. government guaranteed obligations	20	—	20	20
Government-sponsored enterprises	8,096	—	8,096	8,223
Non-agency residential MBS	328	—	328	308
Total MBS	8,444	—	8,444	8,551
Total long-term investments	$8,496	$—	$8,496	$8,603
During the three months ended September 30, 2011, the Bank acquired $2.0 billion (based on trade date) of GSE and other highly-rated debentures, substantially all of which were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank did not sell any long-term investments during the nine months ended September 30, 2011. During this same nine-month period, the proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $1.7 billion.
The Bank is currently precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). At September 30, 2011, the Bank held $6.9 billion (amortized cost) of MBS, which represented 397 percent of its total regulatory capital. The Bank is not required to sell any previously purchased mortgage securities as it was in compliance with the applicable limit at the time of purchase. Due to the shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase additional MBS until the third quarter of 2012. Currently, the Bank has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments similar to those it acquired during the three months ended September 30, 2011. In October 2011, the Bank purchased $1.7 billion (par value) of additional GSE and other highly rated debentures; all of these investments were hedged with fixed-for-floating interest rate swaps and classified as available-for-sale. During the remainder of 2011, the Bank expects to purchase additional highly rated long-term investments if attractive opportunities to do so are available.

As of September 30, 2011, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. Prior to August 2011, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's, S&P and Fitch. In early August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook. These actions impacted the issuer ratings of certain entities whose ratings are linked to those of the U.S. government, including the issuers of the Bank's holdings of GSE debentures and GSE MBS. These securities were similarly downgraded from AAA to AA+. To date, the Bank has not observed a decline in the fair value of these securities as a result of the downgrades. Moody's and Fitch continue to rate these securities triple-A.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of September 30, 2011 and December 31, 2010.
UNPAID PRINCIPAL BALANCE OF MORTGAGE-BACKED SECURITIES BY COUPON TYPE
(In millions of dollars)

	September 30, 2011			December 31, 2010
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
U.S. government guaranteed obligations	$—	$18	$18	$—	$20	$20
Government-sponsored enterprises	2	6,614	6,616	2	8,199	8,201
Non-agency residential MBS
Prime(1)	—	264	264	—	323	323
Alt-A(1)	—	67	67	—	75	75
Total MBS	$2	$6,963	$6,965	$2	$8,617	$8,619
_____________________________
(1)   Reflects the label assigned to the securities at the time of issuance by the originator.
Gross unrealized losses on the Bank’s MBS investments increased from $86.0 million at December 31, 2010 to $86.8 million at September 30, 2011. As of September 30, 2011, $83.0 million (or 96 percent) of the unrealized losses related to the Bank’s holdings of non-agency residential MBS (“RMBS”).
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 3 and 4 beginning on pages 8 and 9, respectively, of this report).
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of September 30, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the actual historical or currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2011. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	9	$59,886	$59,893	$59,893	$56,338	$3,555
Double-A	3	7,687	7,689	7,689	7,251	438
Triple-B	1	1,500	1,500	1,500	1,415	85
Double-B	1	199	199	199	184	15
Single-B	9	93,703	93,452	84,499	65,563	27,889
Triple-C	11	135,398	128,014	91,978	84,603	43,411
Single-C	1	32,934	28,589	20,933	20,933	7,656
Total	35	$331,307	$319,336	$266,691	$236,287	$83,049

None of the securities in the table above were on negative watch as of September 30, 2011 and none of them were downgraded or placed on negative watch during the period from October 1, 2011 through November 4, 2011.
At September 30, 2011, the Bank’s portfolio of non-agency RMBS was comprised of 16 securities with an aggregate unpaid principal balance of $125 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $206 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2010, the Bank’s non-agency RMBS portfolio was comprised of 20 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $177 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $221 million. Four of the Bank’s unimpaired non-agency RMBS were paid in full during the nine months ended September 30, 2011. The following table provides a summary of the Bank’s non-agency RMBS as of September 30, 2011 by classification at the time of issuance by the originator, collateral type and year of securitization (the Bank does not hold any MBS that were labeled as subprime at the time of issuance).

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency(1)(2)	Current Weighted Average (1)(3)	Original Weighted Average(1)	Minimum Current(4)
Prime(5)
Fixed rate collateral
2006	1	$33	$28	$21	$7	13.41%	5.34%	8.89%	5.34%
2004	3	3	3	3	—	8.96%	43.92%	5.82%	42.29%
2003	7	58	58	54	4	1.99%	7.01%	3.95%	5.47%
2000	1	—	—	—	—	—%	39.17%	2.00%	39.17%
Total fixed rate prime collateral	12	94	89	78	11	6.19%	7.52%	5.74%	5.34%
Option ARM collateral
2005	15	159	157	106	51	33.30%	44.15%	43.12%	22.77%
2004	2	11	11	7	4	30.28%	30.50%	29.85%	29.59%
Total option ARM prime collateral	17	170	168	113	55	33.09%	43.23%	42.22%	22.77%
Total prime collateral	29	264	257	191	66	23.56%	30.58%	29.29%	5.34%
Alt-A(5)
Fixed rate collateral
2005	1	23	23	17	6	14.38%	9.21%	6.84%	9.21%
2004	1	1	1	1	—	13.38%	53.82%	6.85%	53.82%
2002	2	7	7	7	—	5.22%	20.19%	4.54%	17.02%
Total fixed rate Alt-A collateral	4	31	31	25	6	12.27%	13.81%	6.33%	9.21%
Option ARM collateral
2005	2	36	31	20	11	52.85%	37.83%	39.51%	31.80%
Total Alt-A collateral	6	67	62	45	17	33.84%	26.58%	23.97%	9.21%
Total non-agency RMBS	35	$331	$319	$236	$83	25.64%	29.77%	28.22%	5.34%

Total fixed rate collateral	16	$125	$120	$103	$17	7.72%	9.10%	5.89%	5.34%
Total option ARM collateral	19	206	199	133	66	36.51%	42.30%	41.75%	22.77%
Total non-agency RMBS	35	$331	$319	$236	$83	25.64%	29.77%	28.22%	5.34%
_____________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2011, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 8.01 percent.

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

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

(5)	Reflects the label assigned to the securities at the time of issuance by the originator.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2010 is provided in the Bank’s 2010 10-K. There were no substantial changes in these concentrations during the nine months ended September 30, 2011.
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2011 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of September 30, 2011 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at September 30, 2011	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2004	$2,612	14.85%	12.27%	16.09%	8.92%	6.45%	9.46%	30.81%	30.14%	36.78%
2003	57,906	31.98%	26.63%	34.21%	1.56%	—%	3.08%	19.88%	—%	21.06%
2000	199	40.13%	40.13%	40.13%	—%	—%	—%	—%	—%	—%
Total prime collateral	60,717	31.27%	12.27%	40.13%	1.87%	—%	9.46%	20.28%	—%	36.78%
Alt-A(1)
2006	32,934	7.70%	7.70%	7.70%	37.82%	37.82%	37.82%	47.05%	47.05%	47.05%
2005	217,617	4.70%	2.46%	9.93%	57.58%	20.99%	77.78%	42.27%	30.97%	55.32%
2004	12,984	5.48%	4.87%	9.72%	49.02%	21.62%	54.96%	41.47%	40.81%	42.09%
2002	7,055	15.78%	13.08%	16.83%	3.95%	0.26%	13.45%	22.33%	18.80%	31.42%
Total Alt-A collateral	270,590	5.39%	2.46%	16.83%	53.37%	0.26%	77.78%	42.29%	18.80%	55.32%
Total non-agency RMBS	$331,307	10.13%	2.46%	40.13%	43.93%	—%	77.78%	38.26%	—%	55.32%

_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of September 30, 2011 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period beginning July 1, 2011. Thereafter, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 18 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of September 30, 2011 (as compared to 5 securities in the Bank’s best estimate scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

	Year of Securitization	Collateral Type	Unpaid Principal Balance	Carrying Value	Fair Value	Credit Losses Recorded in Earnings During the Third Quarter	Hypothetical Credit Losses Under Stress-Test Scenario(2)	Collateral Delinquency(3)	Current Credit Enhancement(4)
Prime (1)
Security #2	2005	Option ARM	$16,764	$9,928	$10,018	$—	$95	50.4%	47.0%
Security #3	2006	Fixed Rate	32,934	20,933	20,933	666	1,924	13.4%	5.3%
Security #4	2005	Option ARM	11,748	7,175	7,488	450	1,086	26.0%	44.5%
Security #6	2005	Option ARM	16,785	10,823	10,090	—	628	24.8%	22.8%
Security #7	2004	Option ARM	6,519	4,341	4,178	—	204	24.3%	29.6%
Security #8	2005	Option ARM	9,319	6,166	5,647	—	173	24.0%	41.1%
Security #9	2005	Option ARM	4,225	2,726	2,726	25	128	33.4%	41.4%
Security #10	2005	Option ARM	7,605	4,457	4,457	355	726	47.4%	41.6%
Security #11	2005	Option ARM	9,463	7,153	6,193	—	120	51.7%	47.9%
Security #12	2004	Option ARM	4,964	3,404	2,968	—	34	38.2%	31.7%
Security #13	2005	Option ARM	5,869	3,973	3,765	—	15	37.5%	44.3%
Security #15	2005	Option ARM	4,331	4,331	3,026	—	12	28.4%	49.5%
Security #16	2005	Option ARM	15,096	15,096	9,104	—	52	25.0%	38.4%
Security #17	2005	Option ARM	16,431	16,431	10,187	—	12	29.5%	42.0%
Security #18	2003	Fixed Rate	10,895	10,898	10,261	—	1	2.0%	5.5%
Total Prime			172,948	127,835	111,041	1,496	5,210

Alt-A(1)
Security #1	2005	Option ARM	15,914	8,622	8,468	—	665	50.7%	31.8%
Security #5	2005	Option ARM	19,726	13,037	12,017	—	790	54.6%	42.7%
Security #14	2005	Fixed Rate	22,840	17,313	17,313	119	504	14.4%	9.2%
Total Alt-A			58,480	38,972	37,798	119	1,959
			$231,428	$166,807	$148,839	$1,615	$7,169
_____________________________

(1)
Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above except Security #18 were analyzed using Alt-A assumptions. Based upon its current collateral and performance characteristics, Security #18 was analyzed using prime assumptions.

(2)
Represents the credit losses that would have been recorded in earnings during the quarter ended September 30, 2011 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of September 30, 2011.

(3)
Collateral delinquency reflects the percentage of underlying loans that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2011, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 0 percent to 8.01 percent.

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

While substantially all of its MBS portfolio is comprised of CMOs with floating rate coupons ($7.0 billion par value at September 30, 2011) that do not expose the Bank to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2011, one-month LIBOR was 0.24 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($5.8 billion) was between 6.0 percent and 7.0 percent. As of September 30, 2011, one-month LIBOR rates were approximately

576 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.9 billion of interest rate caps with remaining maturities ranging from 27 months to 56 months as of September 30, 2011, and strike rates ranging from 6.00 percent to 6.75 percent and (ii) four forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other two forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of September 30, 2011.
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
_____________________________

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.

Consolidated Obligations and Deposits
During the nine months ended September 30, 2011, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $11.8 billion due primarily to decreases in the Bank’s outstanding advances. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2011 and December 31, 2010.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(Par value, dollars in millions)

	September 30, 2011		December 31, 2010
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate
Non-callable	$13,040	67.8%	$13,023	41.9%
Callable	1,125	5.9	1,560	5.0
Single-index variable rate	2,145	11.2	13,411	43.2
Callable step-up	2,620	13.6	3,001	9.6
Fixed that converts to variable	201	1.0	83	0.3
Callable step-down	100	0.5	—	—
Total par value	$19,231	100.0%	$31,078	100.0%

Due to the decrease in outstanding advances, the Bank’s funding needs remained relatively low during the first nine months of 2011, with only $6.3 billion of consolidated obligation bonds issued during this period. The proceeds of these issuances were generally used to replace maturing or called consolidated obligations. The consolidated obligations issued by the Bank during the nine months ended September 30, 2011 were primarily swapped fixed rate callable bonds, including step-up bonds.
The average LIBOR cost of consolidated obligation bonds issued during the first nine months of 2011 was lower than the average LIBOR cost of consolidated obligation bonds issued during 2010. The weighted average cost of swapped and floating rate consolidated obligation bonds issued by the Bank decreased from approximately LIBOR minus 17 basis points during the year ended December 31, 2010 to approximately LIBOR minus 25 basis points in the first quarter of 2011, approximately LIBOR minus 23 basis points in the second quarter of 2011 and approximately LIBOR minus 27 basis points in the third quarter of 2011. The lower cost of consolidated obligation bonds issued during the nine months ended September 30, 2011, as compared to those issued during the year ended December 31, 2010, was primarily due to the Bank’s reduced need for funding, which allowed it to issue debt only when costs were relatively favorable. In addition, the Bank issued approximately $11.9 billion of floating rate bonds in 2010, as compared to only $0.4 billion of floating rate bonds issued during the nine months ended September 30, 2011. The reduced issuance of floating rate bonds, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR, also contributed to the Bank’s more favorable funding costs during the first nine months of 2011.
The Bank’s discount note balance increased during the first nine months of 2011, with $8.0 billion of discount notes outstanding at September 30, 2011. The Bank did not replace its discount notes as they matured during the first quarter of 2011. During the second and third quarters, the Bank replaced some of its maturing consolidated obligation bonds with discount notes to better match the maturities of its short-term assets. In addition, during the third quarter, the Bank used discount notes to fund the purchases of its available-for-sale securities.
Demand and term deposits were $1.7 billion and $1.1 billion at September 30, 2011 and December 31, 2010, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $1.2 billion and $1.6 billion at September 30, 2011 and December 31, 2010, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $2.1 billion for the year ended December 31, 2010 to $1.4 billion for the nine months ended September 30, 2011. The decrease in outstanding capital stock from December 31, 2010 to September 30, 2011 was attributable primarily to a decline in members’ activity-based investment requirements resulting from the decline in outstanding advance balances.
Mandatorily redeemable capital stock outstanding at September 30, 2011 and December 31, 2010 was $7.6 million and $8.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes.
At September 30, 2011 and December 31, 2010, the Bank’s five largest shareholders held $246 million and $463 million, respectively, of capital stock, which represented 19.7 percent and 28.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2011.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2011
(Par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$94,702	7.6%
Texas Capital Bank, N.A.	50,790	4.1
Beal Bank USA	42,115	3.4
ViewPoint Bank	29,210	2.3
Southside Bank	29,057	2.3
	$245,874	19.7%
As of September 30, 2011, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective April 18, 2011, the membership investment requirement was reduced from 0.06 percent to 0.05 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000 (reduced from the previous maximum of $25,000,000). The activity-based investment requirement remains unchanged at 4.10 percent of outstanding advances.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the quarterly repurchases that occurred on January 31, 2011, April 29, 2011, July 29, 2011 and October 31, 2011, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. The Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2010.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2011	1,024,586	$102,459	$—
April 29, 2011	1,470,359	147,036	119
July 29, 2011	940,037	94,004	—
October 31, 2011	1,193,470	119,347	—

At September 30, 2011, the Bank’s excess stock totaled $242.8 million, which represented 0.8% percent of the Bank’s total assets as of that date.

The following table presents outstanding capital stock, by type of institution, as of September 30, 2011 and December 31, 2010.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial banks	$920	74%	$1,256	78%
Thrifts	193	15	218	14
Credit unions	104	8	101	6
Insurance companies	27	2	26	2
Total capital stock classified as capital	1,244	99	1,601	100
Mandatorily redeemable capital stock	8	1	8	—
Total regulatory capital stock	$1,252	100%	$1,609	100%

During the nine months ended September 30, 2011, the Bank’s retained earnings increased by $25.9 million, from $452.2 million to $478.1 million. During this same period, the Bank paid dividends on capital stock totaling $4.2 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first, second and third quarter 2011 dividend rates exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2010, March 31, 2011 and June 30, 2011, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2010 through December 31, 2010, was paid on March 31, 2011. The second quarter dividend, applied to average capital stock held during the period from January 1, 2011 through March 31, 2011, was paid on June 30, 2011. The third quarter dividend, applied to average capital stock held during the period from April 1, 2011 through June 30, 2011, was paid on September 30, 2011.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to adjusted earnings) generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in the fourth quarter of 2011 at or slightly above the upper end of the Federal Reserve’s target for the federal funds rate for the quarter ended September 30, 2011. Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2010 10-K. At September 30, 2011, the Bank’s total risk-based capital requirement was $284 million, comprised of credit risk, market risk and operations risk capital requirements of $152 million, $67 million and $65 million, respectively, and its permanent capital was $1.7 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at September 30, 2011 or December 31, 2010. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2011, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2011, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.50% and 8.26%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2011 and December 31, 2010, see “Item 1. Financial Statements” (specifically, Note 10 on page 29 of this report).

The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets target ratio of 4.1 percent, which is higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. At all times during the nine months ended September 30, 2011, the Bank was in compliance with its target capital-to-assets ratio.

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 22 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its asset size. As of September 30, 2011 and December 31, 2010, the Bank’s notional balance of interest rate exchange agreements was $39.0 billion and $36.4 billion, respectively, while its total assets were $31.4 billion and $39.7 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2011 and December 31, 2010.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(In millions of dollars)

	Short-Cut Method	Long-Haul Method	Economic Hedges	Total
September 30, 2011
Advances	$5,959	$1,614	$200	$7,773
Investments	—	1,684	3,900	5,584
Consolidated obligation bonds	—	16,945	500	17,445
Consolidated obligation discount notes	—	—	3,348	3,348
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	123	123
Total notional balance	$5,959	$20,243	$12,771	$38,973
December 31, 2010
Advances	$6,786	$1,835	$169	$8,790
Investments	—	—	3,700	3,700
Consolidated obligation bonds	—	14,650	1,600	16,250
Consolidated obligation discount notes	—	—	913	913
Balance sheet	—	—	6,700	6,700
Intermediary positions	—	—	44	44
Total notional balance	$6,786	$16,485	$13,126	$36,397

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the three and nine months ended September 30, 2011 and 2010.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(Dollars in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Three months ended September 30, 2011
Amortization/accretion of hedging activities in net interest income (1)	$1	$5	$(6)	$—	$—	$—	$—
Net interest settlements included in net interest income (2)	(55)	(11)	64	—	—	—	(2)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(1)	(1)	—	—	—	(2)
Net gains (losses) on economic hedges	—	(6)	(1)	—	(7)	6	(8)
Net interest settlements on economic hedges	—	—	1	—	—	1	2
Total net gain (loss) on derivatives and hedging activities	—	(7)	(1)	—	(7)	7	(8)
Net impact of derivatives and hedging activities	(54)	(13)	57	—	(7)	7	(10)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	7	—	7
	$(54)	$(13)	$57	$—	$—	$7	$(3)

Three months ended September 30, 2010
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(6)	$—	$—	$—	$(5)
Net interest settlements included in net interest income (2)	(64)	—	83	—	—	—	19
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)	—	—	—	(1)
Net gains (losses) on economic hedges	—	(6)	2	1	—	(4)	(7)
Net interest settlements on economic hedges	—	—	1	2	—	2	5
Total net gain (loss) on derivatives and hedging activities	—	(6)	2	3	—	(2)	(3)
Net impact of derivatives and hedging activities	$(63)	$(6)	$79	$3	$—	$(2)	$11

Nine months ended September 30, 2011
Amortization/accretion of hedging activities in net interest income (1)	$3	$5	$(21)	$—	$—	$—	$(13)
Net interest settlements included in net interest income (2)	(170)	(11)	220	—	—	—	39
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(1)	(2)	—	—	—	(3)
Net losses on economic hedges	—	(17)	(2)	(1)	(11)	—	(31)
Net interest settlements on economic hedges	—	—	2	1	—	2	5
Total net gain (loss) on derivatives and hedging activities	—	(18)	(2)	—	(11)	2	(29)
Net impact of derivatives and hedging activities	(167)	(24)	197	—	(11)	2	(3)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	11	—	11
	$(167)	$(24)	$197	$—	$—	$2	$8

Nine months ended September 30, 2010
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(20)		$—	$—	$—	$(19)
Net interest settlements included in net interest income (2)	(217)	—	341		—	—	—	124
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)		—	—	—	(1)
Net gains (losses) on economic hedges	—	(41)	(7)		—	—	6	(42)
Net interest settlements on economic hedges	—	—	10	—	4	—	1	15
Total net gain (loss) on derivatives and hedging activities	—	(41)	2		4	—	7	(28)
Net impact of derivatives and hedging activities	$(216)	$(41)	$323		$4	$—	$7	$77
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master swap agreements and credit support addendums), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligation in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into collateral exchange agreements with all counterparties that include maximum unsecured credit exposure thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s collateral exchange agreements include master netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government guaranteed or agency debt securities) if credit risk exposures rise above the thresholds. As of September 30, 2011 and December 31, 2010, only cash collateral had been delivered under the terms of these collateral exchange agreements.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure also considers the existence of any cash collateral held or remitted by the Bank. The Bank’s collateral exchange agreements with its non-member counterparties generally establish maximum unsecured credit exposure thresholds (typically ranging from $100,000 to $500,000) that one party may have to the other party. Once the counterparties agree to the valuations of the interest rate exchange agreements, and if it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero.
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2011 and December 31, 2010.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

Credit Rating(1)	Number of Counterparties	Notional Principal(2)	Maximum Credit Exposure	Cash Collateral Due(3)	Net Credit Exposure
September 30, 2011
Aaa	1	$230.0	$0.4	$0.4	$—
Aa(4)	8	23,621.1	19.1	18.7	0.4
A(5)	4	15,060.9	0.4	0.3	0.1
	13	38,912.0	$19.9	$19.4	$0.5
Member institutions (6)	9	61.4
Total	22	$38,973.4

December 31, 2010
Aaa	1	$234.0	$3.8	$3.8	$—
Aa(4)	10	28,790.3	29.2	28.1	1.1
A(5)	3	7,350.7	1.2	1.1	0.1
	14	36,375.0	$34.2	$33.0	$1.2
Member institutions (6)	5	22.1
Total	19	$36,397.1
_____________________________

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of September 30, 2011 and December 31, 2010, respectively.

(2)	Includes amounts that had not settled as of September 30, 2011 and December 31, 2010.

(3)
Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on September 30, 2011 and December 31, 2010 credit exposures. Cash collateral totaling $19.4 million and $33.0 million was delivered under these agreements in early October 2011 and early January 2011, respectively.

(4)
The figures for Aa-rated counterparties as of September 30, 2011 and December 31, 2010 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $1.5 billion and $1.8 billion as of September 30, 2011 and December 31, 2010, respectively. These transactions represented a maximum credit exposure of $2.2 million and $4.9 million to the Bank as of September 30, 2011 and December 31, 2010, respectively.

(5)
The figures for A-rated counterparties as of September 30, 2011 and December 31, 2010 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $6.5 billion and $4.5 billion as of September 30, 2011 and December 31, 2010, respectively. These transactions represented a maximum credit exposure of $0.3 million and $1.1 million to the Bank as of September 30, 2011 and December 31, 2010.

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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act, which provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or swap execution facilities. Cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives through a central clearinghouse may or may not reduce the counterparty credit risk typically associated with bilateral transactions, certain requirements, including margin provisions, for cleared trades have the potential to make derivative transactions more costly for the Bank. The Dodd-Frank Act will also change the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able to continue to enter into uncleared trades on a bilateral basis, those transactions are expected to be subject to new regulatory requirements, including minimum margin and capital requirements imposed by regulators on one or both counterparties to the transactions. Any changes to the margin or capital requirements associated with uncleared trades could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk.
Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on the Bank’s hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see the Bank’s 2010 10-K (specifically, “Business — Legislative and Regulatory Developments” beginning on page 20 of that report) and the update included in this report on page 44.

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 110 percent at both September 30, 2011 and December 31, 2010. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended September 30, 2011 and 2010 was $11.8 million and $27.4 million, respectively. The Bank’s net income for the three months ended September 30, 2011 represented an annualized return on average capital stock (“ROCS”) of 3.70 percent, which was 362 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 4.99 percent for the three months ended September 30, 2010, which exceeded the average effective federal funds rate for that quarter by 480 basis points. Net income for the nine months ended September 30, 2011 and 2010 was $30.0 million and $82.4 million, respectively. The Bank’s net income for the nine months ended September 30, 2011 represented an ROCS of 2.94 percent, which was 283 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 4.80 percent for the nine months ended September 30, 2010, which was 463 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended September 30, 2011 and 2010, the Bank’s income before assessments was $13.1 million and $37.3 million, respectively. As discussed in more detail below, the $24.2 million decrease in income before assessments from period to period was attributable to a $19.8 million decrease in net interest income, a $2.4 million increase in other loss and a $1.9 million increase in other expense. The increase in other loss was due primarily to a $6.3 million increase in net losses on derivatives and hedging activities, a $1.2 million increase in credit charges on the Bank's non-agency RMBS holdings and a $0.9 million unfavorable change in the net gains (losses) on trading securities, offset by a $6.4 million increase in the gains on optional advance commitments carried at fair value.
The Bank’s income before assessments was $37.9 million and $112.1 million for the nine months ended September 30, 2011 and 2010, respectively. As discussed in more detail below, this $74.2 million decrease in income before assessments from period to period was attributable to a $72.9 million decrease in net interest income and a $6.4 million increase in other expense, offset by a $5.0 million improvement in other loss.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended September 30, 2011 and 2010, the Bank’s net interest income was $34.9 million and $54.7 million, respectively. The Bank’s net interest income was $114.4 million and $187.3 million for the nine months ended September 30, 2011 and 2010, respectively. As described further below, the Bank’s net interest income does not include net interest payments on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments during the three and nine months ended September 30, 2011 and 2010. If these net interest payments had been included, net interest income would have declined by $23.4 million and $83.9 million for the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. The decreases in net interest income were due in large part to decreases in the average balances of earning assets from $52.9 billion and $56.9 billion for the three and nine months ended September 30, 2010 to $31.7 billion and $33.3 billion for the corresponding periods in 2011.
For the three months ended September 30, 2011 and 2010, the Bank’s net interest margin was 43 basis points and 42 basis points, respectively. The Bank’s net interest margin was 46 basis points and 44 basis points for the nine months ended September 30, 2011 and 2010, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread increased from 39 basis points for the three months ended September 30, 2010 to 42 basis points for the three months ended September 30, 2011. The Bank’s net interest spread increased from 41 basis points for the nine months ended September 30, 2010 to 43 basis points for the nine months ended September 30, 2011. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 3 basis points for the three months ended September 30, 2010 to 1 basis point for the three months ended September 30, 2011. The contribution of earnings from the Bank’s invested capital to the net interest margin was 3 basis points for both the nine months ended September 30, 2011 and 2010.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. During the nine months ended September 30, 2011, the Bank used approximately $5.4 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $0.8 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $1.0 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2010, the Bank used approximately $8.3 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $2.3 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $3.2 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $1.3 million and $4.4 million for the three and nine months ended September 30, 2011, respectively, compared to $4.9 million and $15.4 million, respectively, for the corresponding periods in 2010. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts. In addition, the Bank’s net interest margin would have been 45 basis points and 48 basis points for the three and nine months ended September 30, 2011, respectively, compared to 46 basis points and 47 basis points for the comparable periods in 2010 and its net interest spread would have been 44 and 45 basis points for the three and nine months ended September 30, 2011, respectively, compared to 43 basis points and 45 basis points for the three and nine months ended September 30, 2010, respectively.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2011 and 2010.

YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$498	$—	0.09%	$220	$—	0.20%
Securities purchased under agreements to resell	972	—	0.07%	—	—	—%
Federal funds sold	1,624	—	0.05%	3,342	1	0.17%
Investments
Trading	6	—	—%	124	—	0.07%
Available-for-sale (d)	1,277	1	0.32%	—	—	—%
Held-to-maturity (d)	7,175	19	1.06%	9,817	30	1.22%
Advances (e)	20,012	53	1.05%	39,214	91	0.92%
Mortgage loans held for portfolio	179	3	5.57%	229	3	5.52%
Total earning assets	31,743	76	0.95%	52,946	125	0.95%
Cash and due from banks	1,232			98
Other assets	84			174
Derivatives netting adjustment (b)	(510)			(297)
Fair value adjustment on available-for-sale securities (d)	(4)			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(55)			(61)
Total assets	$32,490	76	0.93%	$52,860	125	0.95%
Liabilities and Capital
Interest-bearing deposits (b)	$1,382	—	0.01%	$1,033	1	0.05%
Consolidated obligations
Bonds	22,828	40	0.69%	44,300	67	0.61%
Discount notes	6,460	1	0.07%	4,803	3	0.24%
Mandatorily redeemable capital stock and other borrowings	17	—	0.31%	9	—	0.37%
Total interest-bearing liabilities	30,687	41	0.53%	50,145	71	0.56%
Other liabilities	631			476
Derivatives netting adjustment (b)	(510)			(297)
Total liabilities	30,808	41	0.53%	50,324	71	0.56%
Total capital	1,682			2,536
Total liabilities and capital	$32,490		0.50%	$52,860		0.53%
Net interest income		$35			$54
Net interest margin			0.43%			0.42%
Net interest spread			0.42%			0.39%
Impact of non-interest bearing funds			0.01%			0.03%
_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2011 and 2010 in the table above include $498 million and $220 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the three months ended September 30, 2011 and 2010 in the table above include $12 million and $77 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $1.3 million and $4.9 million for the three months ended September 30, 2011 and 2010, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2011 and 2010.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$299	$—	0.11%	$168	$—	0.19%
Securities purchased under agreements to resell	631	—	0.09%	—	—	—%
Federal funds sold	2,543	2	0.10%	3,699	4	0.15%
Investments
	6	—	—%	45	—	0.07%
Available-for-sale (d)	430	1	0.32%	—	—	—%
Held-to-maturity (d)	7,693	64	1.11%	10,674	108	1.35%
Advances (e)	21,541	171	1.06%	42,074	259	0.82%
Mortgage loans held for portfolio	189	8	5.56%	242	10	5.53%
Total earning assets	33,332	246	0.98%	56,902	381	0.89%
Cash and due from banks	455			396
Other assets	123			253
Derivatives netting adjustment (b)	(332)			(311)
Fair value adjustment on available-for-sale securities (d)	(1)			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(57)			(64)
Total assets	$33,520	246	0.98%	$57,176	$381	0.89%
Liabilities and Capital
Interest-bearing deposits (b)	$1,332	—	0.02%	$1,344	1	0.05%
Consolidated obligations
Bonds	26,721	129	0.64%	47,457	184	0.52%
Discount notes	3,533	2	0.09%	5,391	9	0.22%
Mandatorily redeemable capital stock and other borrowings	18	—	0.37%	9	—	0.44%
Total interest-bearing liabilities	31,604	131	0.55%	54,201	194	0.48%
Other liabilities	470			663
Derivatives netting adjustment (b)	(332)			(311)
Total liabilities	31,742	131	0.55%	54,553	194	0.47%
Total capital	1,778			2,623
Total liabilities and capital	$33,520		0.52%	$57,176		0.45%
Net interest income		$115			$187
Net interest margin			0.46%			0.44%
Net interest spread			0.43%			0.41%
Impact of non-interest bearing funds			0.03%			0.03%
_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2011 and 2010 in the table above include $299 million and $167 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the nine months ended September 30, 2011 and 2010 in the table above include $33 million and $145 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $4.4 million and $15.4 million for the nine months ended September 30, 2011 and 2010, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2011 and 2010 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011 vs. 2010			2011 vs. 2010
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	—	—	—	—
Federal funds sold	(1)	—	(1)	(1)	(1)	(2)
Investments
Trading	—	—	—	—	—	—
Available-for-sale	1	—	1	1	—	1
Held-to-maturity	(8)	(3)	(11)	(27)	(17)	(44)
Advances	(49)	11	(38)	(148)	60	(88)
Mortgage loans held for portfolio	—	—	—	(2)	—	(2)
Total interest income	(57)	8	(49)	(177)	42	(135)
Interest expense
Interest-bearing deposits	—	(1)	(1)	—	(1)	(1)
Consolidated obligations
Bonds	(36)	9	(27)	(93)	38	(55)
Discount notes	1	(3)	(2)	(2)	(5)	(7)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(35)	5	(30)	(95)	32	(63)
Changes in net interest income	$(22)	$3	$(19)	$(82)	$10	$(72)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2011 and 2010. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$101	$1,581	$1,798	$10,485
Economic hedge derivatives related to consolidated obligation discount notes	526	1,255	1,011	3,558
Stand-alone economic hedge derivatives (basis swaps)	645	2,062	1,667	1,465
Member/offsetting swaps	3	2	7	4
Economic hedge derivatives related to advances	(2)	(26)	(107)	(75)
Total net interest income associated with economic hedge derivatives	1,273	4,874	4,376	15,437
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	5,339	(3,975)	(516)	6,269
Federal funds floater swaps	(449)	2,432	(2,274)	(6,954)
Interest rate caps related to held-to-maturity securities	(5,604)	(5,204)	(16,710)	(40,912)
Discount note swaps	(694)	815	(1,191)	55
Member/offsetting swaps and caps	26	—	128	1
Swaptions related to optional advance commitments	(6,878)	(411)	(10,598)	(411)
Other economic hedge derivatives (advance swaps and caps)	2	14	93	34
Total fair value losses related to economic hedge derivatives	(8,258)	(6,329)	(31,068)	(41,918)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(612)	(302)	(408)	(403)
Available-for-sale securities and associated hedges	(865)	—	(865)	—
Consolidated obligation bonds and associated hedges	(497)	(887)	(1,567)	(1,178)
Total fair value hedge ineffectiveness	(1,974)	(1,189)	(2,840)	(1,581)
Total net losses on derivatives and hedging activities	(8,959)	(2,644)	(29,532)	(28,062)
Net gains (losses) on unhedged trading securities	(549)	303	(375)	187
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(1,615)	(379)	(5,337)	(2,050)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	6,508	124	10,641	124
Gains on early extinguishment of debt	—	176	415	176
Service fees	778	779	2,114	2,136
Letter of credit fees	1,244	1,488	4,018	4,354
Other, net	(2)	(21)	6	52
Total other	6,364	2,470	11,482	4,979
Total other loss	$(2,595)	$(174)	$(18,050)	$(23,083)

The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of September 30, 2011, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.5 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of considerable volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At September 30, 2011, the carrying values of the Bank’s federal funds floater swaps totaled $(0.3) million, excluding net accrued interest receivable.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. As of September 30, 2011, the carrying value of the Bank's discount note swaps totaled $(0.7) million, excluding net accrued interest receivable.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of September 30, 2011, the Bank was a party to 6 interest rate basis swaps with an aggregate notional amount of $4.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the three months ended September 30, 2011, the Bank sold one interest rate basis swap with a $1.0 billion notional balance; proceeds from the sale totaled $0.5 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. With the exception of one interest rate basis swap with a $1.0 billion notional balance that matured, there were no other terminations of interest rate basis swaps during the nine months ended September 30, 2011. During the three months ended September 30, 2010, the Bank sold one interest rate basis swap with a $1.0 billion notional balance; proceeds from the sale totaled $4.5 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. During the three months ended June 30, 2010, the Bank sold two interest rate basis swaps (each with a $500 million notional balance); proceeds from these sales totaled $0.9 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on these transactions. During the three months ended March 31, 2010, the Bank sold a portion of an interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million. At September 30, 2011, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $12.6 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps, discount note swaps and interest rate basis swaps to maturity, the cumulative life-to-date net unrealized gains associated with these instruments aggregating $11.6 million will ultimately reverse in future periods in the form of unrealized losses. The timing of this reversal will depend upon a number of factors including, but not limited to, the level and volatility of short-term interest rates. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps and discount note swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held (as of September 30, 2011) 16 interest rate cap agreements having a total notional amount of $3.9 billion. The premiums paid for these caps totaled $38.6 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.

At September 30, 2011, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $4.1 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net losses of $2.0 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and net losses of $2.8 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended September 30, 2011 and 2010, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $2,000 and $14,000, respectively. The net gains relating to these derivatives totaled $93,000 and $34,000 for the nine months ended September 30, 2011 and 2010, respectively.
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report).
As of September 30, 2011, the Bank had entered into optional advance commitments with a par value totaling $200 million, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During the first nine months of 2011 and 2010, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. The Bank did not extinguish any debt during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Bank repurchased $283.8 million of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $383,000. In addition, during the three months ended June 30, 2011, the Bank transferred $15.0 million (par value) of its consolidated obligations to the FHLBank of San Francisco. A gain of $32,000 was recognized on the transfer. During the three months ended September 30, 2010, the Bank repurchased $247.0 million of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $176,000. The Bank did not extinguish any other debt during the nine months ended September 30, 2010. No consolidated obligations were transferred to other FHLBanks during the nine months ended September 30, 2010.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $19.2 million and $58.5 million for the three and nine months ended September 30, 2011, respectively, compared to $17.2 million and $52.1 million for the corresponding periods in 2010.
Compensation and benefits were $10.2 million and $32.0 million for the three and nine months ended September 30, 2011, respectively, compared to $9.2 million and $28.8 million for the corresponding periods in 2010. The increases of $1.0 million and $3.2 million, respectively, were due primarily to: (1) an increase in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions related primarily to an increase in the value of the Bank's future pension liabilities related to changes in market rates; (2) increases in expenses associated with the Bank's short-term incentive compensation plan due to higher anticipated goal achievement in 2011 as compared to 2010; and (3) cost-of-living and merit increases. At September 30, 2011, the Bank employed 208 people, an increase of 5 people from September 30, 2010.
Other operating expenses for the three and nine months ended September 30, 2011 were $7.1 million and $20.8 million, respectively, compared to $7.0 million and $20.0 million, respectively, for the corresponding periods in 2010. The increases of $0.1 million and $0.8 million, respectively, were attributable to general increases in many of the Bank’s other operating expenses, none of which were individually significant.

The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.9 million and $5.7 million for the three and nine months ended September 30, 2011, respectively, compared to $1.0 million and $3.3 million for the corresponding periods in 2010.
AHP and REFCORP Assessments
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and, through the second quarter of 2011, it was also obligated to contribute a portion of its earnings to REFCORP.
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock and, prior to the third quarter of 2011, after the REFCORP assessment discussed below) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended September 30, 2011 and 2010, the Bank’s AHP assessments totaled $1.3 million and $3.0 million, respectively. The Bank’s AHP assessments totaled $3.3 million and $9.2 million for the nine months ended September 30, 2011 and 2010, respectively.
Also as required by statute, each FHLBank was obligated through the second quarter of 2011 to contribute 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. The FHLBanks were required to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. On August 5, 2011, the Finance Agency certified that the payments made to REFCORP in July 2011 (which were derived from the FHLBanks’ earnings for the second quarter of 2011) were sufficient to fully satisfy the FHLBanks’ obligations to REFCORP. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment.
The Bank’s REFCORP assessment was computed by subtracting its AHP assessment from reported income before assessments and multiplying the result by 20 percent. During the three months ended September 30, 2010, the Bank charged $6.8 million of REFCORP assessments to earnings. The Bank’s REFCORP assessments totaled $4.5 million and $20.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2010 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2011.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of September 30, 2011, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at September 30, 2011. The results of that more stressful analysis are presented on page 55 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks. From time-to-time, the Bank also invests in reverse repurchase agreements, short-term commercial paper (all of which is issued by highly rated entities) and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.8 billion of overnight federal funds sold to domestic bank counterparties, $1.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and a $0.5 billion overnight reverse repurchase agreement.
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
As discussed in Part II Item 1A, Risk Factors (beginning on page 79 of this report), during the third quarter of 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook and, as a result, it lowered the long-term credit rating of the FHLBank System’s consolidated obligations and the long-term counterparty credit ratings of 10 FHLBanks, including us, from AAA to AA+ with a negative outlook. The long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. To date, S&P's downgrades of the Bank's long-term counterparty credit rating and the long-term credit rating of the FHLBank System's consolidated obligations have not had any impact on the Bank's ability to access the capital markets, nor have such ratings actions had any noticeable impact on the Bank's funding costs. While there can be no assurances about the future, management does not currently expect these ratings actions to have a material impact on the Bank in the foreseeable future.
In addition to the liquidity provided from the proceeds of the issuance of consolidated obligations, the Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its investments in MBS and/or agency debentures). Furthermore, the Bank has access to borrowings (typically short-term) from the other FHLBanks.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The Bank did not assume any other consolidated obligations from other FHLBanks during the nine months ended September 30, 2011 or 2010.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2011, the Bank’s estimated operational liquidity requirement was $2.0 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $8.1 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2011, the Bank’s estimated contingent liquidity requirement was $4.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $6.5 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2010 is provided in the Bank’s 2010 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2011.

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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the nine months ended September 30, 2011.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2010 through September 2011. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case(3)	Estimated Market Value of Equity	Percentage Change from Base Case(3)	Estimated Market Value of Equity	Percentage Change from Base Case(3)	Estimated Market Value of Equity	Percentage Change from Base Case(3)
December 2010	$2.187	$1.991	(8.96)%	$2.324	6.26%	$2.099	(4.02)%	$2.261	3.38%

January 2011	2.058	1.868	(9.23)%	2.184	6.12%	1.973	(4.13)%	2.126	3.30%
February 2011	2.042	1.850	(9.40)%	2.123	3.97%	1.960	(4.02)%	2.092	2.45%
March 2011	2.016	1.834	(9.03)%	2.088	3.57%	1.938	(3.87)%	2.058	2.08%

April 2011	1.840	1.687	(8.32)%	1.899	3.21%	1.777	(3.42)%	1.871	1.68%
May 2011	1.838	1.690	(8.05)%	1.901	3.43%	1.776	(3.37)%	1.868	1.63%
June 2011	1.872	1.719	(8.17)%	1.943	3.79%	1.806	(3.53)%	1.907	1.87%

July 2011	1.762	1.621	(8.00)%	1.841	4.48%	1.701	(3.46)%	1.801	2.21%
August 2011	1.807	1.698	(6.03)%	1.885	4.32%	1.762	(2.49)%	1.845	2.10%
September 2011	1.830	1.766	(3.50)%	1.901	3.88%	1.811	(1.04)%	1.863	1.80%
_____________________________

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2010 through September 2011.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2010	0.56	(0.39)	0.17	3.62	4.77	5.84	3.03	3.55

January 2011	0.56	(0.38)	0.18	3.75	4.99	6.00	3.08	3.80
February 2011	0.63	(0.44)	0.19	3.73	5.01	6.86	3.45	4.27
March 2011	0.65	(0.48)	0.17	3.43	4.78	6.62	2.76	3.75

April 2011	0.61	(0.47)	0.14	3.06	4.44	6.39	3.31	3.87
May 2011	0.66	(0.50)	0.16	3.15	4.22	5.93	3.91	4.15
June 2011	0.66	(0.49)	0.17	3.18	4.30	5.71	3.54	3.89

July 2011	0.59	(0.45)	0.14	3.20	4.26	5.61	3.98	4.04
August 2011	0.63	(0.51)	0.12	2.49	3.12	4.49	3.76	3.74
September 2011	0.61	(0.50)	0.11	0.01	2.10	3.35	3.93	3.97
_____________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. During 2010, the Bank had a separate limit of 15 years for the 10-year maturity point key rate duration. In February 2011, the Bank eliminated the separate key rate duration limit for the 10-year maturity point and now includes the 10-year maturity point in its overall key rate duration limit. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first nine months of 2011.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

4.1
Capital Plan for the Federal Home Loan Bank of Dallas, as amended and revised on April 28, 2011 and approved by the Federal Housing Finance Agency on August 5, 2011 (filed as Exhibit 4.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).

10.1
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).

10.2
Form of 2011 Long Term Incentive Plan including the Form of Award Agreement, as approved by the Bank’s Board of Directors on December 20, 2010 and as revised and re-approved by the Bank’s Board of Directors on August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated September 22, 2011 [the date upon which the Federal Housing Finance Agency informed the Bank that it did not object to the revised plan] and filed with the SEC on September 28, 2011, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2011 and December 31, 2010, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Statements of Capital for the Nine Months Ended September 30, 2011 and 2010, (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (v) Notes to the Financial Statements for the quarter ended September 30, 2011 tagged as blocks of text.

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

Federal Home Loan Bank of Dallas
November 10, 2011	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

November 10, 2011	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
4.1
Capital Plan for the Federal Home Loan Bank of Dallas, as amended and revised on April 28, 2011 and approved by the Federal Housing Finance Agency on August 5, 2011 (filed as Exhibit 4.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).

10.1
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).

10.2
Form of 2011 Long Term Incentive Plan including the Form of Award Agreement, as approved by the Bank’s Board of Directors on December 20, 2010 and as revised and re-approved by the Bank’s Board of Directors on August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated September 22, 2011 [the date upon which the Federal Housing Finance Agency informed the Bank that it did not object to the revised plan] and filed with the SEC on September 28, 2011, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2011 and December 31, 2010, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Statements of Capital for the Nine Months Ended September 30, 2011 and 2010, (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (v) Notes to the Financial Statements for the quarter ended September 30, 2011 tagged as blocks of text.

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