Form 10-K
period 2011-12-31
Federal Home Loan Bank of Dallas
filed 2012-03-23
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 29, 2012, the registrant had 12,212,016 shares of its capital stock outstanding. As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $1.302 billion.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. All 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the United States Government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the favorable rates generally available to GSEs. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their financial commitments on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Each of these nationally recognized statistical rating organizations (“NRSROs”) has assigned a negative outlook to its long-term rating on the consolidated obligations. As further discussed below, consolidated obligations were rated AAA/A-1+ by S&P prior to August 8, 2011.
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2011, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, each of the FHLBanks was rated AA+/A-1+ by S&P. Each of these NRSROs has assigned a negative outlook to their long-term credit rating on each of the FHLBanks.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ with a negative outlook. Subsequently, on August 8, 2011, S&P lowered the long-term rating of the FHLBank System's consolidated obligations from AAA to AA+ with a negative outlook and it also lowered the long-term counterparty credit ratings of 10 FHLBanks, including the Bank, from AAA to AA+ with a negative outlook. The long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. S&P affirmed the A-1+ short-term ratings of all of the FHLBanks and the FHLBank System's debt issues. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. To date, S&P's downgrades of the Bank's long-term counterparty credit rating and the long-term credit rating of the FHLBank System's consolidated obligations have not had any impact on the Bank's ability to access the capital markets, nor have such ratings actions had any noticeable impact on the Bank's funding costs. While there can be no assurances about the future, management does not currently expect these previous ratings actions to have a material impact on the Bank in the foreseeable future.

Current and prospective shareholders and debtholders should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be revised or withdrawn at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
All members of the Bank are required to purchase capital stock in the Bank as a condition of membership and in proportion to their asset size and borrowing activity with the Bank. The Bank’s capital stock is not publicly traded and all stock is owned by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Board adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act and the HER Act subsequently codified this requirement. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on “About FHLB Dallas,” then “Financial Reports” and then “SEC Filings.”
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2011, 2010 and 2009.

MEMBERSHIP SUMMARY

	December 31,
	2011	2010	2009
Commercial banks	724	741	753
Thrifts	78	83	85
Credit unions	84	73	65
Insurance companies	24	21	20

Total members	910	918	923

Housing associates	8	8	8
Non-member borrowers	9	12	12

Total	927	938	943

Community Financial Institutions (“CFIs”) (1)	747	768	788

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2011, 2010 and 2009 based upon the definitions of CFIs that applied as of those dates.

As of December 31, 2011, approximately 82 percent of the Bank’s members were CFIs, which are defined by the HER Act to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2011, CFIs were FDIC-insured institutions with average total assets as of December 31, 2010, 2009 and 2008 of less than $1.041 billion. For 2010 and 2009, the asset cap was $1.029 billion and $1.011 billion, respectively. For 2012, the asset cap is $1.076 billion. Prior to enactment of the HER Act, CFIs were defined by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) to include all FDIC-insured institutions with average total assets over the three prior years of less than $500 million, as adjusted annually for inflation since 1999.
As of December 31, 2011, 2010 and 2009, approximately 55.3 percent, 58.3 percent and 63.5 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances held by those former members and former members who have withdrawn from membership but that continue to have advances or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances until the time when those advances have been repaid. The Bank may elect to repurchase excess stock of non-members before the applicable stock redemption period has expired. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
The Bank’s membership currently includes the majority of commercial bank and thrift institutions in its district that are eligible to become members. Eligible non-members are primarily smaller commercial banks, credit unions and insurance companies that have thus far elected not to join the Bank. While the Bank anticipates that some number of these eligible non-member institutions will apply for membership each year, the Bank also anticipates that some number of its existing members will be acquired or merge with other institutions and it does not currently anticipate a substantial increase in the number of member institutions. Institutions can, and sometimes do, relocate their charters from one FHLBank district to another FHLBank district. In February 2008, Comerica Bank, which had recently relocated its charter to the Ninth District, became a member of the Bank. As of December 31, 2011, 2010 and 2009, Comerica Bank had outstanding advances of $2.0 billion, $2.5 billion and $6.0 billion, respectively, and was the Bank’s largest borrower and shareholder at December 31, 2011 and its second largest borrower and shareholder at December 31, 2010 and 2009.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2011, 2010 and 2009, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2011	2010	2009
Advances (including prepayment fees)	68.6%	67.9%	79.4%
Investments	28.2	29.3	18.6
Mortgage loans held for portfolio and other	3.2	2.8	2.0
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$322,948	$479,909	$837,464

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
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit. The Bank has not suffered any credit losses on advances in its 79-year history. In accordance with the Bank’s capital plan, members and former members must hold Class B capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
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

In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. The HER Act added secured loans for community development activities as a new type of eligible collateral for CFIs. To the extent secured loans for community development activities represent a new class of collateral that the Bank has not previously accepted, the Bank would be required to seek the Finance Agency’s approval prior to accepting that collateral. At December 31, 2011 and 2010, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $1.9 billion and $2.3 billion, respectively, which represented approximately 8.9 percent and 7.9 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
Except as set forth in the next sentence, the FHLB Act affords any security interest granted to the Bank by any member/borrower of the Bank, or any affiliate of any such member/borrower, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law and (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law). For example, as discussed further below, the Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower. If another secured party perfected its security interest in that same collateral by taking possession of the collateral, rather than or in addition to filing a Uniform Commercial Code financing statement against the borrower, then that secured party’s security interest that was perfected by possession may be entitled to priority over the Bank’s security interest that was perfected by filing a Uniform Commercial Code financing statement.
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

As of December 31, 2011, 685 of the Bank’s borrowers/potential borrowers with a total of $14.6 billion in outstanding advances were on blanket lien status, 23 borrowers/potential borrowers with $0.4 billion in outstanding advances were on specific collateral only status and 219 borrowers/potential borrowers with $3.3 billion in outstanding advances were on custody status.
The Bank perfects its security interests in member/borrowers’ collateral in a number of ways. The Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the member/borrower. In the case of certain borrowers, the Bank perfects its security interest by taking possession or control of the collateral, which may be in addition to the filing of a financing statement. In these cases, the Bank also generally takes assignments of most of the mortgages and deeds of trust that are designated as collateral. Instead of requiring delivery of the collateral to the Bank, the Bank may allow certain borrowers to deliver specific collateral to a third-party custodian approved by the Bank or otherwise take actions that ensure the priority of the Bank’s security interest in such collateral.
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by members/borrowers on blanket lien status. This information is either obtained directly from the member/borrower or accessed by the Bank from appropriate regulatory filings. On a monthly basis or as otherwise requested by the Bank, members/borrowers on custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member/borrower’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members/borrowers that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the member/borrower’s advances and other extensions of credit.
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
As of December 31, 2011, the Bank’s outstanding advances (at par value) totaled $18.3 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 29.8 percent of the Bank’s total outstanding advances. Advances to the Bank’s largest borrower (Comerica Bank) represented 10.9 percent of the Bank’s total outstanding advances as of December 31, 2011. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. The Bank currently prices CICA advances at interest rates that are approximately 3 to 5 basis points above the Bank’s matched maturity cost of funds. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2011, advances outstanding under the CICA program totaled approximately $704 million, representing approximately 3.9 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit that facilitate projects under the Bank’s CICA program are available to members at a lower cost than the Bank’s standard letters of credit. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2011 and 2010, outstanding letters of credit totaled $3.3 billion and $4.6 billion, respectively, of which $0.8 billion and $1.0 billion, respectively, had been issued or confirmed under the Bank’s CICA program.

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
Interest Rate Swaps, Caps and Floors. In July 2008, the Bank began offering interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2011 and 2010, the total notional amount of interest rate exchange agreements with members totaled $61.4 million and $22.1 million, respectively.
Standby Bond Purchase Agreements. In October 2009, the Bank received approval from the Finance Agency to begin offering standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank would be specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank would reserve the right to sell any bonds it purchased at any time, subject to any conditions the Bank might agree to in the standby bond purchase agreement. To date, the Bank has not entered into any standby bond purchase agreements.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term, unsecured investments issued by highly rated institutions, including overnight federal funds, overnight reverse repurchase agreements, and, on occasion, short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2011, the Bank’s short-term investments were comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, $1.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, a $0.5 billion overnight reverse repurchase agreement and $35 million of overnight federal funds sold to another FHLBank.

To enhance interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities (“MBS”) issued by U.S. government agencies or U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac), non-agency (i.e., private label) residential MBS, non-MBS debt instruments guaranteed by the U.S. government or secured by U.S. government guaranteed obligations, and non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System). The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2011 and 2010, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2011		2010
	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprise MBS	$6,109	53.6%	$8,097	94.6%
Government-sponsored enterprise debentures	4,643	40.7	—	—
Non-agency residential MBS	304	2.7	391	4.6
Other	342	3.0	72	0.8
Total	$11,398	100.0%	$8,560	100.0%
Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital as of the prior month end. On March 24, 2008, the Board of Directors of the Finance Board authorized each FHLBank to temporarily invest up to an additional 300 percent of its total regulatory capital in agency mortgage securities. The authorization required, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority was limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including collateralized mortgage obligations ("CMOs") or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that were purchased under this expanded authority must have been originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
The Bank’s expanded investment authority granted by this authorization expired on March 31, 2010. Effective June 20, 2011, the Finance Agency modified the calculation of the MBS limit such that, for securities classified as held-to-maturity or available-for-sale, the limit is based on amortized cost rather than book value. As a result, the Bank may no longer purchase additional mortgage securities if such purchases would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2011, the Bank's MBS holdings (at amortized cost) represented 364 percent of its total regulatory capital.
The Bank’s non-agency residential MBS (“RMBS”) are collateralized by whole mortgage loans that generally do not conform to GSE pooling requirements. The Bank’s non-agency RMBS investments are all self-insured by a senior/subordinate structure in which the subordinate classes of securities provide credit support for the most senior class of securities, an interest in which is owned by the Bank. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the most senior class of securities would experience any credit losses. If the Bank’s cash flow analyses indicate that it is likely to incur a credit loss on a security, the Bank records an other-than-temporary impairment loss in the period in which the expected credit loss is identified. For discussion of the accounting for other-than-temporary impairments of debt securities, see Note 1 to the Bank’s audited financial statements included in this report.
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
As more fully discussed in the section entitled Business Strategy and Outlook on page 24, the Bank's advances have declined significantly from their peak at the beginning of the fourth quarter of 2008. During the second half of 2011, to further supplement its net interest income while advances volumes are reduced, the Bank purchased other permissible long-term investments which consisted primarily of GSE debentures. The Bank is permitted to invest in the non-MBS debt obligations of any GSE provided such investments in any single GSE do not exceed the lesser of the Bank’s total regulatory capital or that GSE's total capital (taking into account the financial support provided by the U.S. Department of the Treasury, if applicable) at the time new investments are made. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital.
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

•
whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized Acquired Member Assets program such as the Mortgage Partnership Finance® program discussed below; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from an NRSRO; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;

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

On July 23, 2010, the Bank’s Board of Directors approved an amendment to the Bank’s Risk Management Policy that removed the Bank’s authority to purchase non-agency MBS. With the exception of one security acquired in 2006, the Bank has not acquired any non-agency MBS since 2005.
Acquired Member Assets (“AMA”)
Through the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago), the Bank invested in government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) and conventional residential mortgage loans during the period from 1998 to mid-2003. These mortgage loans were originated by certain of its member institutions that participated in the MPF program ("Participating Financial Institutions" or

“PFIs”). Under its then existing arrangement with the FHLBank of Chicago, the Bank retained title to the fixed rate, conforming mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs retain the servicing activities. The Bank and the PFIs share in the credit risk of the retained portion of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. As further described below, the PFIs are paid a fee by the Bank for assuming a portion of the credit risk of the loans.
The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 955) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or SMI policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2011.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed/insured loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2011, 2010 and 2009, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $2.7 million, $4.1 million and $1.8 million, respectively.
As of December 31, 2011, MPF loans held for portfolio (net of allowance for credit losses) were $163 million, representing approximately 0.5 percent of the Bank’s total assets. As of December 31, 2010 and 2009, MPF loans held for portfolio (net of allowance for credit losses) represented approximately 0.5 percent and 0.4 percent, respectively, of the Bank’s total assets. As the Bank does not intend to acquire mortgage loans in the future, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs.
Funding Sources
General. The principal funding source for the Bank is consolidated obligations issued in the capital markets through the Office of Finance. Member deposits and the proceeds from the issuance of capital stock are also funding sources for the Bank. Consolidated obligations consist of consolidated obligation bonds and consolidated obligation discount notes. Discount notes are consolidated obligations with maturities of one year or less, and consolidated obligation bonds typically have maturities in excess of one year.

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
On a daily basis, the Bank may request that specific amounts of consolidated obligation discount notes with specific maturity dates be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when underwriters in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100 percent of the proceeds of the discount notes issued through this sales process depending on the maximum costs the Bank or other FHLBanks, if any, participating in the same discount notes are willing to pay for the discount notes, the amounts of orders for the discount notes submitted by underwriters, and Office of Finance guidelines for allocation of discount notes proceeds among multiple participating FHLBanks. Under the Office of Finance guidelines, FHLBanks generally receive funding on a first-come-first-served basis subject to threshold limits within each category of discount notes. For overnight discount notes, sales are allocated to the FHLBanks in lots of $250 million. For all other discount note maturities, sales are allocated in lots of $50 million. Within each category of discount notes, the allocation process is repeated until all orders are filled or canceled.
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted with underwriters in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 48 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.

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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2011, the Bank assumed consolidated obligations from another FHLBank with an aggregate par amount of $150 million. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2010 or 2009.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. During the year ended December 31, 2011, the Bank transferred a consolidated obligation with a par amount of $15 million to another FHLBank. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2010 or 2009.
Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank did not hold any consolidated obligations of other FHLBanks as investments at December 31, 2011). If principal or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
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
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $692 billion, $796 billion and $931 billion in consolidated obligations outstanding at December 31, 2011, 2010 and 2009, respectively. The Bank was the primary obligor on $29.7 billion, $36.2 billion and $59.9 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the United States Government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the United States Government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2011, 2010 and 2009, the Bank had eligible assets free from pledge of $33.2 billion, $39.6 billion and $64.7 billion, respectively, compared to its participation in outstanding consolidated obligations of $29.7 billion, $36.2 billion and $59.9 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2011, 2010 and 2009.
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
Through December 31, 2000, consolidated obligations were issued by the Finance Board through the Office of Finance under the authority of Section 11(c) of the FHLB Act, which provides that debt so issued is the joint and several obligation of the FHLBanks. From January 2, 2001 through May 3, 2011, the FHLBanks issued consolidated obligations in the name of the FHLBanks through the Office of Finance under Section 11(a) of the FHLB Act. While the FHLB Act does not impose joint and several liability on the FHLBanks for debt issued under Section 11(a), the Finance Board determined that the same rules governing joint and several liability should apply whether consolidated obligations are issued under Section 11(c) or under Section 11(a). No FHLBank is currently permitted to issue individual debt under Section 11(a) of the FHLB Act without Finance Agency approval. Since May 4, 2011, the FHLBanks have issued consolidated obligations under the authority of Section 11(c) of the FHLB Act.
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
In general, the Bank uses interest rate exchange agreements in two ways: either by designating them as a fair value hedge of an underlying financial instrument or by designating them as a hedge of some defined risk in the course of its balance sheet management. For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets, including advances and investments, and/or to adjust the interest rate sensitivity of advances and investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities and to reduce funding costs.
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
In addition, as discussed in the section above entitled “Products and Services,” the Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties.
For further discussion of interest rate exchange agreements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivatives and Hedging Activities and the audited financial statements accompanying this report.
Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Historically, sources of wholesale funds for its members have included unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements and deposits issued into the brokered certificate of deposits market. The availability of funds through these wholesale funding sources can vary from time to time as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. The availability of these alternative private funding sources could significantly influence the demand for the Bank’s advances. More recently, the Bank’s members also had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the U.S. Department of the Treasury (the “Treasury”) and the FDIC as part of their efforts to support the financial markets during the credit crisis. These liquidity facilities included the Term Auction Facility (“TAF”) and the Temporary Liquidity Guarantee Program (“TLGP”), which included both the Debt Guarantee Program and the Transaction Account Guarantee Program. In addition, the FDIC increased its deposit insurance limit from $100,000 to $250,000 and, on December 31, 2010, began providing unlimited insurance on non-interest bearing transaction accounts. The availability of these programs to members and the increase in the FDIC deposit insurance limit contributed to a decline in members’ demand for advances from the Bank, particularly in the early part of 2009. The TLGP and the TAF expired in 2010 and the unlimited deposit insurance on non-interest bearing transaction accounts is scheduled to expire at the end of 2012. The Bank competes against other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, collateral requirements, and the flexibility desired by the member when structuring the liability.
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
The Bank’s capital stock is not publicly traded and it may be issued, repurchased, redeemed and, with the prior approval of the Bank, transferred only at its par value. In addition, the Bank’s capital stock may only be held by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. For more information about the Bank’s capital stock, see Item 11 - Description of Registrant’s Securities to be Registered in the Bank’s Amended Registration Statement on Form 10 filed with the SEC on April 14, 2006. For more information about the Bank’s minimum capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.
Retained Earnings. The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified accounting or economic losses due to specified interest rate, credit and operations risks. The Bank’s Board of Directors reviews the Bank’s retained earnings targets at least annually under an analytic framework that takes into account sources of potential realized and unrealized losses, including potential loss distributions for each, and revises the targets as appropriate. The Bank’s current retained earnings policy target is described in Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement (the "Amended JCE Agreement"), and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The Amended JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to the Resolution Funding Corporation (“REFCORP”), as further described below in the section entitled “REFCORP and AHP Assessments,” the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account (“RRE Account”). On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks' second quarter 2011 earnings. Accordingly, under the terms of the Amended JCE Agreement, the allocations to the Bank's RRE Account commenced in the third quarter of 2011. Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all consolidated obligations, excluding hedging adjustments (“Total Consolidated Obligations”).
The Amended JCE Agreement provides that any quarterly net losses incurred by the Bank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event the Bank incurs a net loss for a cumulative year-to-date or annual period, the Bank may decrease the amount of its RRE Account such that the cumulative year-to-date or annual addition to its RRE Account is zero and the Bank shall apply any remaining portion of the net loss first to reduce retained earnings that are not restricted retained earnings until such retained earnings are reduced to zero, and thereafter may apply any remaining portion of the net loss to reduce its RRE Account. For any subsequent calendar quarter in the same calendar year, the Bank may decrease the amount of its quarterly allocation to its RRE Account in that subsequent calendar quarter such that the cumulative year-to-date addition to the RRE Account is equal to 20 percent of the amount of such cumulative year-to-date net income. In the event the Bank sustains a net loss for a calendar year, any such net loss first shall be applied to reduce retained earnings that are not restricted retained earnings until such retained earnings are reduced to zero, and thereafter any remaining portion of the net loss for the calendar year may be applied to reduce the Bank’s RRE Account. If during a period in which the Bank’s RRE Account is less than one percent of its Total Consolidated Obligations, the Bank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, the Bank’s quarterly allocation requirement shall thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year.
The Amended JCE Agreement provides that if the Bank’s RRE Account exceeds 1.5 percent of its Total Consolidated Obligations, the Bank may transfer amounts from its RRE Account to its unrestricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5 percent of the Bank’s Total Consolidated Obligations immediately following such transfer.
The Amended JCE Agreement further provides that the Bank may not pay dividends out of its RRE Account, nor may it reallocate or transfer amounts out of its RRE Account except as described above. In addition, during periods in which the Bank’s RRE Account is less than one percent of its Total Consolidated Obligations, the Bank may not pay dividends out of the amount of its quarterly net income that is required to be allocated to its RRE Account.
Under the Amended JCE Agreement, the term “Automatic Termination Event” is defined to mean (i) a change in the FHLB Act as amended as of February 28, 2011, or another applicable statute, that will have the effect of creating a new, or higher, assessment or taxation on the net income or capital of the FHLBanks, or (ii) a change in the FHLB Act as amended as of February 28, 2011, another applicable statute, or the rules and regulations of the Finance Board or the Finance Agency that will result in a higher mandatory allocation of an FHLBank’s quarterly net income to any retained earnings account other than the amount specified in an FHLBank’s capital plan as in effect immediately prior to the Automatic Termination Event.
With regard to determining whether an Automatic Termination Event has occurred, in general, the Bank (or any other FHLBank) may assert that an Automatic Termination Event has occurred by providing written notice to all other FHLBanks and to the Finance Agency. If at least two-thirds of the then existing FHLBanks agree that an Automatic Termination Event has occurred, then a Declaration of Automatic Termination will be signed by those FHLBanks and delivered to the Finance Agency and, if all requirements are met, an “Automatic Termination Event Declaration Date” will then be deemed to occur 60 days after the declaration is delivered to the Finance Agency. If the asserting FHLBank does not obtain the concurrence of at least two-thirds of the then existing FHLBanks, the asserting FHLBank may request a determination from the Finance Agency. If the Finance Agency concurs that an Automatic Termination Event has occurred, or if the Finance Agency fails to make a determination within 60 days after the request is delivered to the Finance Agency (and such period has not been otherwise tolled due to a request for additional information), then an Automatic Termination Event Declaration Date will be deemed to occur 60 days after the request was delivered to the Finance Agency.
The Bank’s obligation to make allocations to its RRE Account would terminate on the Automatic Termination Event Declaration Date, and the restrictions on paying dividends out of its RRE Account, or otherwise reallocating amounts from its RRE Account, would terminate one year thereafter.
The FHLBanks may also terminate the Amended JCE Agreement by the affirmative vote of the boards of directors of at least two-thirds of the then existing FHLBanks. The Bank’s obligation to make allocations to its RRE Account would terminate on the date written notice of termination of the Amended JCE Agreement is delivered to the Finance Agency, and the restrictions on paying dividends out of its RRE Account, or otherwise reallocating amounts from its RRE Account, would terminate one year thereafter.
Dividends. Subject to the FHLB Act, Finance Agency regulations and other Finance Agency directives, the Bank pays dividends to holders of its capital stock quarterly or as otherwise determined by its Board of Directors. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors, and are paid at the same rate on all shares of the Bank’s capital stock regardless of their classification for accounting purposes. The Bank is permitted by statute and regulation to pay dividends only from previously retained earnings or current net earnings, subject to the terms of the Amended JCE Agreement.
The Bank defines “adjusted earnings” as net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. Because the Bank’s returns from adjusted earnings generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Legislative and Regulatory Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd Frank-Act makes significant changes to a number of aspects of the regulation of financial institutions. Among other things, the Dodd-Frank Act: (1) establishes an interagency oversight council (the Financial Stability Oversight Council, hereinafter referred to as the “Oversight Council”) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system, including making permanent the increase in the deposit insurance limit from $100,000 to $250,000; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the Bank's business operations, hedging costs, rights, obligations, and/or the environment in which it carries out its housing finance mission are likely to be significantly affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have a significant impact on the Bank are summarized below. Because the Dodd-Frank Act requires the issuance of numerous regulations, orders, determinations and reports, the full effect of this legislation on the Bank and its activities will become known only after all of the required regulations, orders, determinations and reports have been issued and implemented.
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Cleared trades will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives may or may not reduce the counterparty credit risk associated with bilateral transactions, the margin requirements for cleared trades have the potential to make derivative transactions more costly for the Bank.
Mandatory Clearing of Derivative Transactions. On July 27, 2011, the Commodity Futures Trading Commission (the “CFTC”) published a final rule regarding the process by which it will determine which types of swaps will be subject to mandatory clearing, but it has not yet made any such determinations. On September 20, 2011, the CFTC published a proposed rule setting forth an implementation schedule for the effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a particular type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a particular type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under this proposed rule, the Bank would be a “category 2 entity” and, as such, would have to comply with mandatory clearing requirements for a particular swap within 180 days of the CFTC's issuance of such requirements. Based upon the CFTC's proposed implementation schedule and the time periods set forth in the final rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the fourth quarter of 2012 at the earliest.
Collateral Requirements for Cleared Transactions. On February 7, 2012, the CFTC published a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared trades be legally segregated on a customer-by-customer basis (the "LSOC Model"). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant ("FCM") and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection for customer collateral. To the extent the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank could be adversely impacted.
Definitions of Certain Terms under New Derivative Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it currently appears unlikely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. It also currently appears unlikely (based on the definitions in the proposed rules) that the Bank will be required to register as a “swap dealer” with respect to the derivative transactions it enters into with its non-member derivative counterparties for the purpose of hedging and managing its interest rate risk. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if its intermediated transactions with its members exceed a very small threshold.

It is also unclear how the final rule will treat the derivatives embedded in some of the Bank's advances to its members (e.g., interest rate caps and put features). On May 23, 2011, the CFTC and SEC published joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify which products will and will not be regulated as “swaps.” While it is unlikely that advances transactions between the Bank and its members will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
Depending on how the terms “swap” and “swap dealer” are defined in the final rules, the Bank may be faced with the business decision of whether to continue to offer certain types of advances or interest rate swaps, caps and floors to its members if those transactions would require the Bank to register as a swap dealer.
Designation as a swap dealer would subject the Bank to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional derivative-based capital and margin requirements. If the Bank is designated as a swap dealer, the proposed rule would permit the Bank to apply to the CFTC to limit such designation to those specified activities as to which the Bank is acting as a swap dealer. Thus, if such limited designation were granted, the Bank's hedging-related derivatives activities, which represent most of its derivatives activities, would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
Uncleared Derivative Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including mandatory reporting requirements, documentation requirements, and minimum margin and capital requirements. On May 11, 2011, the Department of the Treasury, the Federal Reserve Board, the FDIC, the Farm Credit Administration and the Finance Agency (collectively, the prudential regulators) published proposed margin rules. Under these proposed rules, the Bank would have to post for uncleared derivative transactions both initial margin and variation margin to the Bank's swap dealer counterparties, but may be eligible with respect to both types of margin for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus make uncleared trades more costly for the Bank.
On September 20, 2011, the CFTC published a proposed rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared derivative transactions. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until certain other rules being promulgated under the Dodd-Frank Act take effect and a specified additional period of time has elapsed. The length of this additional time period would be dependent upon the type of entity entering into the uncleared derivative transactions. Under the proposed rule, the Bank would also be a “category 2 entity” and, as such, would have to comply with the new requirements within 180 days of the effective date of the final applicable rulemaking. Accordingly, it is not likely that the Bank would have to comply with such requirements until the fourth quarter of 2012 at the earliest.
Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most impact on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is now expected to publish those final regulations during the first half of 2012, but it is currently expected that such final regulations will not become effective until the latter part of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared derivative transactions may be subject to additional implementation schedules, which could further delay the effectiveness of such requirements.
Regulation of Certain Nonbank Financial Companies
Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading activities and various regulatory requirements to ensure compliance with the Volcker Rule. While the Bank does not engage in proprietary trading, it may nonetheless be subject to the Volcker Rule and, if so, may be subject to additional limitations on the composition of its investment portfolio beyond existing Finance Agency regulations. Any such limitations could potentially limit the Bank to less profitable investment alternatives than those that otherwise would be available. The FHLBank System's consolidated obligations are generally exempt from the operation of this rule, subject to certain exceptions.

Federal Reserve Board Proposed Definitions. On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve Board's regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.
The FHLBanks would be predominantly engaged in financial activities under either of the above criteria. The proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. Although the Bank's total assets as of December 31, 2011 ($33.8 billion) were below the proposed threshold, it is not clear whether this threshold would be applied to each FHLBank individually or to all 12 FHLBanks collectively. At December 31, 2011, the 12 FHLBanks had total assets aggregating $766 billion. If the Bank is determined to be a nonbank financial company subject to the Federal Reserve Board's regulatory oversight, then its operations and business could be adversely affected by such oversight. Comments on this proposed rule were due by March 30, 2011.
Oversight Council Notice of Proposed Rulemaking. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures that it will follow when it considers whether to designate nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice supersedes a prior proposal regarding these designations that was issued on January 26, 2011 and proposes a three-stage process that includes a framework for evaluating a nonbank financial company. Under the proposed designation process, in non-emergency situations the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and which exceed any one of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the FHLBanks, in addition to the asset size criterion, one of the five other thresholds is whether a company has $20 billion or more of outstanding borrowings. It is similarly not clear whether these thresholds would be applied to each FHLBank individually or to all 12 FHLBanks collectively. At December 31, 2011, the Bank's outstanding consolidated obligations and the outstanding consolidated obligations of the 12 FHLBanks totaled $29.7 billion and $691.9 billion, respectively. If a nonbank financial company meets any of these quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to the financial stability of the United States, based in part on information from the company's primary financial regulator and nonpublic information collected directly from the company. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank's operations and business could be adversely affected by additional costs and potential restrictions on its business activities resulting from such oversight. Comments on this proposed rule were due by December 19, 2011.
Federal Reserve Board's Proposed Prudential Standards. On January 5, 2012, the Federal Reserve Board issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. These proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on, or exceed, the requirements proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), as further discussed below in the sub-section entitled “Other Developments.” If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank's operations and business could be adversely impacted by additional costs and potential restrictions on its business activities resulting from such oversight. Comments on the proposed rule are due by April 30, 2012.
FDIC Actions
Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts during the period from December 31, 2010 through December 31, 2012. Deposits are a source of funds for the Bank's members, and an increase in members' deposits (which may occur as a result of this rule) could diminish member demand for the Bank's advances.

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
Comments on this interim final rule were due by March 28, 2011.
Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule that revises the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Under this rule, which became effective on April 1, 2011, each member's assessment base includes the Bank's advances. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including the Bank's advances, in excess of 25 percent of an institution's domestic deposits because these liabilities are now part of the assessment base. This rule may negatively affect demand for the Bank's advances to the extent the assessments increase the cost of advances for some of its members.
Proprietary Trading by Financial Institutions
On November 7, 2011, the Federal Reserve Board, the FDIC, the SEC and the Office of the Comptroller of the Currency jointly issued a proposed rule that enumerates the factors that would be considered by financial institutions in determining whether trading in connection with market-making activities is permitted or prohibited. The proposed rule would appear to have the potential to interfere with the derivative market-making function provided by the Bank's non-member derivative counterparties. The role played by these counterparties is critical to the Bank's management of its interest rate risk. If adopted, it is possible that the Bank's non-member derivative counterparties could elect to either curtail their derivative market-making activities (which could adversely affect the Bank's ability to hedge its interest rate risk) or conduct such activities in a manner that would be much more costly for the Bank. Comments on this proposed rule were due by February 13, 2012.
Housing Finance and GSE Housing Reform
On February 11, 2011, the U.S Department of the Treasury and the U.S. Department of Housing and Urban Development issued jointly a report to Congress on Reforming America's Housing Finance Market. The primary focus of the report is to provide options for the long-term structure of housing finance. In the report, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate, so that overall government support of the mortgage market is substantially reduced over time.
Although the FHLBanks are not the primary focus of this report, they were recognized as playing a vital role in the housing finance system by helping smaller financial institutions effectively access liquidity to compete in an increasingly competitive marketplace. The report sets forth the following possible reforms for the FHLBanks:

•	focus the FHLBanks' membership on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution that is eligible for membership to be an active member in only one FHLBank;

•	limit the level of outstanding advances to individual FHLBank members; and

•	reduce FHLBank investment portfolios and alter their composition to better serve the FHLBanks' mission of providing liquidity and access to capital for insured depository institutions.
If housing GSE legislation is enacted that incorporates these reforms, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.
The report also supports exploring additional means to provide funding to residential mortgage lenders, including potentially the development of a covered bond market which, if developed, could limit demand for FHLBank advances.
Further, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately lead to the wind down of both institutions. The Obama Administration noted that it would work with the Finance Agency to determine the best way to responsibly reduce Fannie Mae's and Freddie Mac's role in the mortgage market and ultimately wind down both institutions, creating the conditions for private capital to play the predominant role in housing finance. The Bank has traditionally allocated a substantial portion of its investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the Bank's investment strategies would likely be affected by the wind down of these entities. If Fannie Mae and Freddie Mac are ultimately wound down, the Bank's members may determine to increase their mortgage loans held for portfolio which could potentially increase demand for the Bank's advances.
In 2011, several bills relating to housing finance reform were introduced in Congress, including specific reforms to Fannie Mae and Freddie Mac. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, that could change as the debate continues. Although both Congress and the Obama Administration are considering various proposals to reform the housing finance system, including potential changes to the role and structure of the housing GSEs (including, potentially, the FHLBanks), the debate is not expected to progress significantly prior to the 2012 presidential election.
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
Private Transfer Fee Covenants
On March 16, 2012, the Finance Agency issued a final rule that will restrict the FHLBanks from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The rule, which will become effective on July 16, 2012, prohibits the FHLBanks from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages or securities backed by the income stream from such covenants, unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner or condominium association, cooperative or certain other tax-exempt organizations that use the private transfer fees exclusively for the direct benefit of the property. The rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, to securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that the rule limits the types of collateral that the Bank would otherwise accept for advances and/or the types of securities that it would otherwise purchase, the Bank's business could be adversely impacted.
Conservatorship and Receivership
On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks. The final regulation, which became effective on July 20, 2011, addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in a receivership. In adopting the final regulation, the Finance Agency explained that its general approach was to set out the basic framework for conservatorships and receiverships. Under the final regulation:

•
Claims of FHLBank members arising from their deposit accounts, service agreements, advances, and other transactions with the FHLBanks are distinct from such members' equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members' claims arising from transactions or relationships involving the past or present ownership, purchase, sale or retention of FHLBank stock and not to claims arising from other member transactions or relationships with a FHLBank;

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

Prudential Management Standards
On June 20, 2011, the Finance Agency issued a proposed rule, as required by the HER Act, to establish prudential standards with respect to 10 categories of operation and management of the FHLBanks, Fannie Mae and Freddie Mac (collectively, the “Regulated Entities”), including, among others, internal controls, interest rate risk and market risk. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and would leave to the Regulated Entities the obligation to organize and manage their affairs to ensure that the standards are met, subject to Finance Agency oversight. The proposed rule also includes procedural provisions relating to the consequences of failing to meet applicable standards, such as requirements regarding the submission of a corrective action plan to the Finance Agency. Comments on the proposal were due by August 19, 2011.
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
Voluntary FHLBank Mergers
On November 28, 2011, the Finance Agency issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Among other things, the rule provides that two or more FHLBanks may merge if the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of its Director, the members of each such FHLBank ratify the merger agreement, and the Director of the Finance Agency grants approval of the merger, subject to any closing conditions that the Director may determine must be met before the merger is consummated.
Other Developments
Basel Committee on Banking Supervision Capital Framework
In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Institutions that are subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.
As previously discussed, on January 5, 2012, the Federal Reserve Board issued its proposed rule on enhanced prudential standards and early remediation requirements. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus; however, as proposed, the Federal Reserve Board's liquidity buffer requirement would be in addition to the requirements proposed by the Basel Committee. The size of the buffer would be determined by liquidity stress tests, taking into account an institution's structure and risk factors.
While it is uncertain how the new capital and liquidity standards being developed by the Basel Committee will ultimately be implemented by U.S. regulatory authorities, the new framework and the Federal Reserve Board's proposed standards could require some of the Bank's members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby potentially decreasing their need for advances. Alternatively, the new framework could incent members to use term advances to create balance sheet liquidity. Any new liquidity requirements may also adversely affect investor demand for consolidated obligations.

Covered Bond Legislation
In March 2011, legislation was introduced in the U.S. House of Representatives that would establish standards for covered bond programs and a covered bond regulatory oversight program. Similar legislation was introduced in the U.S. Senate in November 2011. As previously noted, the development of a covered bond market could create an alternative source of funds that would compete with the Bank's advances. In addition, covered bond programs established by the Bank's members could also have an impact on the amount and/or quality of collateral that would be available for those members to pledge to the Bank to secure advances and other extensions of credit. Since neither the timing nor outcome of the legislative debate is known at this time, the effect on the Bank, if any, cannot be determined.
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
National Credit Union Administration Proposal on Emergency Liquidity
On December 22, 2011, the National Credit Union Administration issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The rule would apply to both federal and state-chartered credit unions. If enacted as proposed, the rule might encourage credit unions to favor these federal sources of liquidity over the Bank's advances, which could have a negative impact on the Bank's business. Comments on the advance notice of proposed rulemaking were due by February 21, 2012.
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
As an SEC registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. The Bank must also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General; these reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements. In addition, the Treasury receives the Finance Agency’s annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
Employees
As of December 31, 2011, the Bank employed 208 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
REFCORP and AHP Assessments
Although the Bank is exempt from all federal, state, and local taxation (except for real property taxes), all FHLBanks were (through the second quarter of 2011) obligated to make contributions to REFCORP. REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 solely for the purpose of issuing $30 billion of long-term bonds to provide funds for the resolution of insolvent thrift institutions. The FHLBanks were initially required to contribute approximately $2.5 billion to defease the principal repayments of those bonds in 2030, and thereafter to contribute $300 million per year toward the interest payments on those bonds.
In 1999, as part of the GLB Act, the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual income before expenses for REFCORP (but after expenses for AHP). The FHLBanks had this obligation until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP was fully satisfied. As specified in the Finance Agency regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeded the $75 million benchmark payment was used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the three months ended June 30, 2011. For additional discussion, see the audited financial statements accompanying this report (specifically, Note 13 on page F-33).
In addition, the FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10 percent of their current year’s income before expenses for AHP (and, prior to the third quarter of 2011, after expenses for REFCORP). Interest expense on capital stock that is classified as a liability (i.e., mandatorily redeemable capital stock) is added back to income for purposes of computing the Bank’s AHP assessment. The Bank’s AHP funds are made available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.
Prior to July 1, 2011, assessments for REFCORP and AHP equated to a minimum 26.5 percent effective assessment rate for the Bank. This rate was increased by the impact of non-deductible interest on mandatorily redeemable capital stock.
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
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. The Bank’s adjusted earnings are expected to rise and fall with the general level of market interest rates, particularly short-term money market rates. Developments that may have an effect on the extent to which the Bank’s return on average capital stock (based on adjusted earnings) exceeds the federal funds rate benchmark include general economic and credit market conditions; the level, volatility of and relationships between short-term money market rates such as federal funds and one- and three-month LIBOR; the future availability and cost of the Bank’s long-term debt relative to benchmark rates such as LIBOR; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the impact of any future credit market disruptions; and the impact of ongoing economic conditions on demand for the Bank’s credit products from its members.
Due primarily to credit market disruptions, demand for advances from all segments of the Bank’s membership base was elevated from the third quarter of 2007 through the third quarter of 2008. Since that time, the U.S. credit markets have stabilized and general economic weakness has persisted, both of which have contributed to a reduction in demand for the Bank’s advances. From September 30, 2008 to December 31, 2011, advances declined approximately 73 percent, due in large part to declines in advances to the Bank’s two largest borrowers at the beginning of that period. If general economic weakness continues to limit member lending opportunities, then demand for advances may continue to fall. In the longer term, however, the Bank believes that there remains potential to sustain a substantial portion of the outstanding advances to its small and intermediate-sized institutions. There remains uncertainty about the extent to which the Bank’s future membership base will include larger institutions that will borrow in sufficient quantity to provide economies of scale that will sustain the current economics of the Bank’s business model over the long term.
While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be limited for some period of time. As advances are paid off, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the advances. As a result of the decrease in the Bank’s advances and capital stock, its future adjusted earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to reductions in advances outstanding, the incremental income from its recent purchases of GSE debentures, and the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above either the average effective federal funds rate or the upper end of the Federal Reserve’s target for the federal funds rate and to continue building retained earnings for the foreseeable future.
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
Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advances volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
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
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. In 2011, 2010 and 2009, five, four and five, respectively, of our members failed and their advances and other extensions of credit were either repaid in full by the FDIC or assumed by either the FDIC or an acquiring institution. If more member institutions fail, and if the FDIC (or other receiver or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in the event of a default by the obligor, due to a reduction in liquidity in the financial markets or otherwise, could cause us to incur a credit loss and adversely affect our financial condition or results of operations.

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
Market factors could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined thereafter. From September 30, 2008 through December 31, 2011, our outstanding advances have declined approximately 73 percent. Continued weakness in general economic conditions could further reduce members’ needs for funding. A further decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We, and each of the other FHLBanks, currently have the highest credit rating from Moody’s and are rated AA+/A-1+ by S&P. The consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. Each of these nationally recognized statistical ratings organizations has assigned a negative outlook to its long-term credit rating on the FHLBank System's consolidated obligations and to its long-term rating of each of the FHLBanks.
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

On July 15, 2011, S&P placed the AAA long-term credit rating of the FHLBank System’s consolidated obligations on CreditWatch Negative. Concurrently, S&P placed the AAA long-term counterparty credit ratings of 10 of the FHLBanks, including us, on CreditWatch Negative. S&P affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues. These ratings actions reflected S&P’s placement of the long-term sovereign credit rating of the United States on CreditWatch Negative on July 14, 2011. In the application of S&P’s Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ with a negative outlook and, on August 8, 2011, it lowered the long-term credit rating of the FHLBank System’s consolidated obligations and the long-term counterparty credit ratings of 10 FHLBanks, including us, from AAA to AA+ with a negative outlook. The long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. S&P again affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues. In assigning a negative outlook to the U.S. government’s long-term credit rating, S&P noted that a higher public debt trajectory than is currently assumed by S&P could lead it to lower the U.S. government’s long-term rating again.
If Moody’s downgrades the U.S. government’s credit rating, or S&P further downgrades the U.S. government’s credit rating, it is likely that they would also downgrade the FHLBanks’ credit ratings.
Currently, the FHLBank of Chicago is operating under a consensual cease and desist order, which states that the Finance Board (now Finance Agency) has determined that requiring the FHLBank of Chicago to take the actions specified in the order will “improve the condition and practices of the [FHLBank of Chicago], stabilize its capital, and provide the [FHLBank of Chicago] an opportunity to address the principal supervisory concerns identified by the Finance Board.” In addition, the Director of the Finance Agency has classified the FHLBank of Seattle as undercapitalized and the FHLBank of Seattle is operating under a consent arrangement with the Finance Agency that sets forth requirements for capital management, asset composition and other operational and risk management improvements. Further, several FHLBanks incurred net losses for individual quarters in 2011, 2010 and/or 2009 that were primarily the result of other-than-temporary impairment charges on non-agency residential mortgage-backed securities, and certain FHLBanks have taken actions to preserve capital in light of these results, such as the suspension of quarterly dividends or repurchases or redemptions of capital stock. These regulatory actions, financial results and/or subsequent actions could cause the rating agencies to downgrade the ratings assigned either to any of the affected FHLBanks or to the FHLBanks’ consolidated obligations.
Our primary source of liquidity is the issuance of consolidated obligations. Historically, the FHLBank System’s status as a government-sponsored enterprise and its favorable credit ratings have provided us with excellent access to the capital markets. Any future downgrades of the FHLBank System’s consolidated obligations by S&P and/or Moody’s, negative guidance from the rating agencies, or negative announcements by one or more of the FHLBanks could result in higher funding costs and/or disruptions in our access to the capital markets. To the extent that we cannot access funding when needed on acceptable terms, our financial condition and results of operations could be adversely impacted.
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
We compete with Fannie Mae, Freddie Mac and other GSEs, as well as commercial banking, corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the global debt markets. Increases in the supply of competing debt products may, in the absence of increased investor demand, result in higher debt costs, which could negatively affect our financial condition and results of operations. Further, if investors limit their demand for our debt, our ability to fund our operations and to meet the credit and liquidity needs of our members by accessing the capital markets could eventually be compromised.
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
We are exposed to credit risk from our secured and unsecured investment portfolio and our MPF loans held in portfolio. A worsening of the current economic conditions, further declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to increased borrower defaults, which in turn could cause us to incur losses on our MPF loans or additional losses on our investment portfolio.
In particular, during 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our 34 non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during 2009, 2010 and/or 2011. The credit losses associated with these securities totaled $6.1 million, $2.6 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the unpaid principal balance of the 34 securities totaled $317 million.
If the actual and/or projected performance of the loans underlying our non-agency residential mortgage-backed securities deteriorates beyond our current expectations, we could recognize further losses on these 14 securities as well as losses on our other investments in non-agency residential mortgage-backed securities, which would negatively impact our results of operations and financial condition.
In addition, if delinquencies, default rates and loss severities on residential mortgage loans continue to increase, and/or there is a continued decline in residential real estate values, we could experience losses on our MPF loans held in portfolio.
Federal and state government authorities, as well as some financial institutions and residential mortgage loan servicers, have proposed, commenced or promoted programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as possible future legislative or regulatory actions, including possible amendments to the bankruptcy laws, could also result in the modification of outstanding residential mortgage loans. These actions could adversely affect the value of and returns on the Bank's holdings of non-agency residential mortgage-backed securities. In addition, legal actions relating to loan modifications, such as the recently announced settlement between the state attorney generals and five loan servicers, could adversely affect the value of and returns on some of the Bank's holdings of non-agency residential mortgage-backed securities if such loan modification activities result in lower receipts than currently expected for these securities.
Changes in the regulatory environment could negatively impact our operations and financial results and condition.
On July 30, 2008, the President of the United States signed into law the HER Act. This legislation established the Finance Agency, a new independent agency in the executive branch of the U.S. Government with responsibility for regulating us. In addition, the legislation made a number of other changes that will affect our activities. Immediately upon enactment of the legislation, all regulations, orders, directives and determinations issued by the Finance Board transferred to the Finance Agency and remain in force unless modified, terminated or set aside by the new regulatory agency. Additionally, the Finance Agency succeeded to all of the discretionary authority possessed by the Finance Board. The legislation calls for the Finance Agency to issue a number of regulations, orders and reports. The Finance Agency has issued regulations regarding certain provisions of the legislation, some of which are subject to public comments and may change. As a result, the full effect of this legislation on our activities will become known only after the Finance Agency’s required regulations, orders and reports are issued and finalized.
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act, which makes significant changes to a number of aspects of the regulation of financial institutions. This legislation contains several provisions that could impact us and/or our members.

Under the Dodd-Frank Act, if the Oversight Council established by the legislation decides that we are a nonbank financial company whose material financial distress could pose a threat to the financial stability of the United States, then we would be subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “Board of Governors”). Additionally, if our financial activities were determined to have the potential to create significant financial risk to the U.S. markets, the Oversight Council could recommend that the Finance Agency impose new or heightened standards and safeguards on us. Further, the legislation also contains provisions that will regulate the over-the-counter derivatives market as further discussed in the next risk factor.
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
Because the Dodd-Frank Act requires several entities (among them, the Oversight Council, the Board of Governors, and the SEC) to issue a number of regulations, orders, determinations, and reports, the full effect of this legislation on us and our activities, and on our members and their activities, will become known only after the required regulations, orders, determinations, and reports are issued and implemented.
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
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, legislation that would establish standards for covered bond programs and a covered bond regulatory oversight program has been introduced in the U.S. House of Representatives in varying forms since 2008, and a similar bill was introduced in the U.S. Senate in November 2011. Among other things, the development of a covered bond market could create an alternative source of funds that would compete with our advances.
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
For a more complete discussion of recent legislative and regulatory developments, see Item 1 — Business — Legislative and Regulatory Developments beginning on page 17 of this report.
Changes in our access to the interest rate derivatives market on acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of highly rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including additional changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, the financial market disruptions that occurred during the period from late 2007 through early 2009 resulted in mergers of several of our derivatives counterparties. Consolidation of the financial services industry, if it continues, could increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions. If such changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
Currently, all of the derivatives we use to manage our interest rate risk are negotiated in the over-the-counter (“OTC”) derivatives market. As noted in the immediately preceding risk factor, the Dodd-Frank Act contains provisions that will increase the regulation of the OTC derivatives market. These provisions, when finalized, could impede our ability to use appropriate derivatives products to hedge our interest rate risk. The legislation generally provides for increased margin and capital requirements for derivatives users that would, if applicable to us, increase our hedging costs, which could negatively impact our results of operations. Many of the derivatives that are currently traded in the OTC market could eventually be subject to central clearing and exchange trading in regulated trading systems. The structure for clearing derivatives may expose us to early termination risk and/or liquidity risk to an extent that we generally do not have under our existing arrangements with our derivative counterparties. Further, the structure for clearing derivatives may expose us to credit risk to other parties that we do not currently have under our existing derivative counterparty arrangements. If we are determined to be a major swap participant or a swap dealer within the meaning of the Dodd-Frank Act, we will be required to register with the CFTC, which would then subject us to a number of requirements prescribed by the CFTC, including internal and external business conduct standards, and certain recordkeeping and reporting responsibilities. The requirements imposed by the CFTC could increase our costs of operation and therefore could negatively impact our results of operations. As the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on our hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented.
Defaults by or the insolvency of one or more of our derivative counterparties could adversely affect our profitability and financial condition.
We regularly enter into derivative transactions with major financial institutions. Our financial condition and results of operations could be adversely affected if derivative counterparties to whom we have exposure fail, and any collateral that we have in place is insufficient to cover their obligations to us.
We enter into collateral exchange agreements with all of our derivative counterparties that include minimum collateral thresholds. The collateral exchange agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above the minimum thresholds. These agreements generally establish a maximum unsecured credit exposure threshold of $1 million that one party may have to the other. Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable or unwilling to return the collateral. Because derivative valuations are determined based on market conditions at particular points in time, they can change quickly. Even after the delivery or return of collateral, we may be in an undersecured position, or be due the return of excess collateral, as the values upon which the delivery or return was based may have changed since the valuation was performed. Further, we may incur additional losses if non-cash collateral held by us cannot be readily liquidated at prices that are sufficient to fully recover the value of the derivatives.
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
Under Finance Agency regulations and our capital plan, we may pay dividends on our stock only out of unrestricted retained earnings or a portion of our current net earnings. However, if we are not in compliance with our minimum capital requirements or if the payment of dividends would make us noncompliant, we are precluded from paying dividends. In addition, we may not declare or pay a dividend if the par value of our stock is impaired or is projected to become impaired after paying such dividend. Further, we may not declare or pay any dividends in the form of capital stock if our excess stock is greater than one percent of our total assets or if, after the issuance of such shares, our outstanding excess stock would be greater than one percent of our total assets. Payment of dividends would also be suspended if the principal and interest due on any consolidated obligations issued on behalf of any FHLBank through the Office of Finance have not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations. In addition to these explicit limitations, it is also possible that the Finance Agency could restrict our ability to pay a dividend even if we have sufficient retained earnings to make the payment and are otherwise in compliance with the requirements for payment of dividends.
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
The FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year’s income (before charges for AHP, as adjusted for interest expense on mandatorily redeemable capital stock) for their AHPs. If the FHLBanks’ combined income does not result in an aggregate AHP contribution of at least $100 million in a given year, we could be required to contribute more than ten percent of our income to the AHP. An increase in our AHP contribution would reduce our net income and could adversely affect our ability to pay dividends to our shareholders.
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such a transfer could occur only upon approval of the Bank and then only at par value. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 29, 2012, the Bank had 923 shareholders and 12,212,016 shares of capital stock outstanding.
Subject to Finance Agency directives and the terms of the Amended Joint Capital Enhancement Agreement described below, the Bank is permitted by statute and regulation to pay dividends on members’ capital stock in either cash or capital stock only from previously retained earnings or current net earnings. The Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings, nor may it declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend (for a discussion of the Bank’s minimum capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements). Further, the Bank may not declare or pay any dividends in the form of capital stock if excess stock held by its shareholders is greater than one percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than one percent of the Bank’s total assets. Shares of Class B stock issued as dividend payments have the same rights, obligations, and restrictions as all other shares of Class B stock, including rights, privileges, and restrictions related to the repurchase and redemption of Class B stock. To the extent such shares represent excess stock, they may be repurchased or redeemed by the Bank in accordance with the provisions of the Bank’s capital plan.
Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement ("the JCE Agreement") with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement (the "Amended JCE Agreement"), and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The Amended JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, which occurred in July 2011 as further discussed below, the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account ("RRE Account"). Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The Amended JCE Agreement provides that during periods in which the Bank’s RRE Account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its RRE Account. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks' second quarter 2011 earnings. Accordingly, under the terms of the Amended JCE Agreement, the allocations to the Bank's RRE Account commenced in the third quarter of 2011. For additional information regarding the Amended JCE Agreement, see Item 1 — Business — Capital — Retained Earnings.
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. The Bank has also had a long-standing practice of benchmarking the dividend rate that it pays on its capital stock to the average federal funds rate. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid on the last business day of each quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the average federal funds rate for the preceding quarter. The provisions of the Amended JCE Agreement have not had nor are they currently expected to have an effect on the Bank’s dividend payment practices.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2011 and 2010. During each quarter of 2011 and 2010, the Bank paid dividends at an annualized rate equal to the upper end of the Federal Reserve’s target for the federal funds rate for the immediately preceding quarter plus 12.5 basis points. The average effective federal funds rates for the fourth quarter of 2009, each quarter in 2010, and each of the first three quarters in 2011 were below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods. As a result of this disparity, the Bank elected to benchmark its dividends in 2011 and 2010 to the upper end of the Federal Reserve’s target range for the federal funds rate rather than the average effective federal funds rate, which it had used in previous years. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2011		2010
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$1,550	0.375%	$2,386	0.375%
Second Quarter	1,393	0.375%	2,264	0.375%
Third Quarter	1,241	0.375%	2,109	0.375%
Fourth Quarter	1,194	0.375%	2,057	0.375%
____________________________________

(1)
Amounts exclude (in thousands) $7, $18, $17 and $12 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2011, respectively. For financial reporting purposes, these dividends were classified as interest expense.

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

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated in December 2011, calls for the Bank to maintain a total retained earnings balance of at least $255 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2011 retained earnings balance of $494.7 million exceeds the policy target balance, the Bank expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2012 at or slightly above the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during the year, the upper end of the Federal Reserve's target range for the federal funds rate for the preceding quarter).
On March 21, 2012, the Bank’s Board of Directors approved a dividend in the form of capital stock for the first quarter of 2012 at an annualized rate of 0.375 percent, which exceeds the upper end of the Federal Reserve’s target range for the federal funds rate for the fourth quarter of 2011 by 12.5 basis points. The first quarter 2012 dividend, to be applied to average capital stock held during the period from October 1, 2011 through December 31, 2011, will be paid on March 30, 2012.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance sheet (at year end)
Advances	$18,797,834	$25,455,656	$47,262,574	$60,919,883	$46,298,158
Investments (1)(2)	13,537,564	12,268,954	13,491,819	17,388,015	16,400,655
Mortgage loans	162,837	207,393	259,857	327,320	381,731
Allowance for credit losses on mortgage loans	192	225	240	261	263
Total assets (2)	33,769,967	39,690,070	65,092,076	78,932,898	63,458,256
Consolidated obligations — discount notes	9,799,010	5,131,978	8,762,028	16,745,420	24,119,433
Consolidated obligations — bonds	20,070,056	31,315,605	51,515,856	56,613,595	32,855,379
Total consolidated obligations(3)	29,869,066	36,447,583	60,277,884	73,359,015	56,974,812
Mandatorily redeemable capital stock(4)	14,980	8,076	9,165	90,353	82,501
Capital stock — putable	1,255,793	1,600,909	2,531,715	3,223,830	2,393,980
Unrestricted retained earnings	488,739	452,205	356,282	216,025	211,762
Restricted retained earnings	5,918	—	—	—	—
Total retained earnings	494,657	452,205	356,282	216,025	211,762
Accumulated other comprehensive income (loss)	(45,615)	(62,702)	(65,965)	(1,435)	(570)
Total capital	1,704,835	1,990,412	2,822,032	3,438,420	2,605,172
Dividends paid(4)	5,378	8,816	7,807	75,078	108,641
Income statement
Net interest income (5)	$151,981	$234,366	$76,476	$150,358	$223,026
Other income (loss)	(16,917)	(14,259)	200,355	22,580	9,505
Other expense	77,419	77,542	75,290	64,813	55,296
Assessments	9,815	37,826	53,477	28,784	47,457
Net income	47,830	104,739	148,064	79,341	129,778
Performance ratios
Net interest margin(6)	0.46%	0.44%	0.11%	0.20%	0.40%
Return on average assets (2)	0.14%	0.20%	0.21%	0.11%	0.24%
Return on average equity	2.73%	4.23%	4.92%	2.52%	5.58%
Return on average capital stock (7)	3.59%	4.92%	5.39%	2.73%	6.18%
Total average equity to average assets(2)	5.24%	4.65%	4.30%	4.23%	4.22%
Regulatory capital ratio(2)(8)	5.23%	5.19%	4.45%	4.47%	4.24%
Dividend payout ratio (4)(9)	11.24%	8.42%	5.27%	94.63%	83.71%
Ratio of earnings to fixed charges	1.34 x	1.58 x	1.26 x	1.05 x	1.07 x
Average effective federal funds rate(10)	0.10%	0.18%	0.16%	1.92%	5.02%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
In accordance with accounting guidance that became effective on January 1, 2008, the Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Prior to the adoption of this guidance, the Bank offset only the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The investments and total asset balances at December 31, 2007 have been adjusted to reflect the retrospective application of this guidance. The Bank has determined that it is impractical to retrospectively restate the average balances in 2007; further, the Bank has determined that any such adjustments would not have had a material impact on the average total asset balance for that year. Accordingly, the asset-based performance ratios for 2007 do not reflect any adjustments for the retrospective application of this guidance.

(3)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2011, 2010, 2009, 2008 and 2007, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $0.692 trillion, $0.796 trillion, $0.931 trillion, $1.252 trillion and $1.190 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $29.7 billion, $36.2 billion, $59.9 billion, $72.9 billion and $57.0 billion, respectively.

(4)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under U.S. GAAP. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $0.05 million, $0.03 million, $0.16 million, $2.05 million and $6.63 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(5)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income (expense) associated with such agreements totaled $6.6 million, $18.7 million, $107.6 million, $5.0 million and $(0.4) million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009 beginning on page F-1 of this Annual Report on Form 10-K.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank's debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A — Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, state and local housing authorities that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small and declining portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.

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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks (see Item 1 — Business). Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and generally are publicly traded in the over-the-counter market. The Bank records on its statement of condition only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the United States Government and the United States Government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA/A-1+ by Standard and Poor’s (“S&P”). Each of these nationally recognized statistical rating organizations (“NRSROs”) has assigned a negative outlook to their long-term rating on the consolidated obligations. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. As further discussed below, consolidated obligations were rated AAA/A-1+ by S&P prior to August 8, 2011. Historically, the FHLBanks’ GSE status and highest available credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access (see additional discussion in Part I Item 1A - Risk Factors beginning on page 25 of this report). Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of February 29, 2012, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, each of the FHLBanks was rated AA+/A-1+ by S&P. The outlook on each of the NRSRO's long-term ratings of the individual FHLBanks is negative.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ with a negative outlook. Subsequently, on August 8, 2011, S&P lowered the long-term credit rating of the FHLBank System’s consolidated obligations from AAA to AA+ with a negative outlook and it also lowered the long-term counterparty credit ratings of 10 FHLBanks, including the Bank, from AAA to AA+ with a negative outlook. The long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. S&P affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues. In the application of S&P’s Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. To date, S&P's downgrades of the Bank's long-term counterparty credit rating and the long-term credit rating of the FHLBank System's consolidated obligations have not had any impact on the Bank's ability to access the capital markets, nor have such ratings actions had any noticeable impact on the Bank's funding costs. While there can be no assurances about the future, management does not currently expect these ratings actions to have a material impact on the Bank in the foreseeable future.
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
The Bank defines “adjusted earnings” as net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s adjusted earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets and its adjusted earnings and returns on capital stock (based on adjusted earnings) generally tend to track short-term interest rates. The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average federal funds rate. The following table summarizes the Bank’s return on average capital stock (based on reported results), the average effective federal funds rate and the Bank’s dividend payment rate for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Earnings
Return on average capital stock	3.59%	4.92%	5.39%
Average effective federal funds rate	0.10%	0.18%	0.16%
Dividends
Weighted average of dividend rates paid (1)	0.375%	0.375%	0.25%
Reference average effective federal funds rate (reference rate) (2)	0.13%	0.16%	0.25%
Reference average target federal funds rate (reference target rate) (2)	0.25%	0.25%	0.46%
____________________________________

(1)	Computed as the average of the dividend rates paid in each quarter during the year weighted by the number of days in each quarter.

(2)	See discussion below for a description of the reference rate and the reference target rate.
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
To provide more meaningful comparisons between the average effective federal funds rate, the average target federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate” and a “reference average target federal funds rate.” For the years ended December 31, 2011, 2010 and 2009, the reference average effective federal funds rate reflects the average effective federal funds rate for the periods from October 1, 2010 through September 30, 2011, from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively, and the average target federal funds rate reflects the average of the upper end of the Federal Reserve’s target for the federal funds rate for those same periods. For additional discussion regarding the Bank’s dividend declaration and payment process, see Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
Financial Market Conditions
Economic conditions in the United States continued to show signs of moderate improvement during 2011 and 2010. The gross domestic product increased 1.7 percent and 3.0 percent in 2011 and 2010, respectively, in contrast to a 3.5 percent decrease in 2009. The nationwide unemployment rate fell from 9.4 percent at the end of 2010 to 8.5 percent at the end of 2011. Housing prices improved in some areas during 2010 and 2011, but the national trend in housing prices during the period was downward, and many housing markets remain depressed. Despite some signs of economic improvement, the sustainability and extent of those improvements, and the prospects for and potential timing of further improvements (in particular, employment growth and housing market conditions), remain uncertain. In addition, continued concerns about the financial condition of many of the European governments and the possibility of a European recession could negatively impact the U.S. economy.
Credit market conditions during 2010 and early 2011 continued the trend of noticeable improvement that began in late 2008 and continued throughout 2009. During mid to late 2011, concerns over the sovereign debt crisis in Europe resulted in greater demand for high-quality debt. The combination of this increase in market demand and a shrinking supply of such securities resulted in reductions in the weighted average LIBOR-based bond funding costs for the FHLBanks.
On August 2, 2011, the U.S. government’s debt limit was raised, averting a potential default on the nation’s debt obligations. At that time, the increase was projected to be sufficient to fund the U.S. government’s obligations into 2013.

The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2009, 2010 and 2011. The Federal Reserve stated at its January 2012 FOMC meeting that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. In October 2008, the Federal Reserve began paying interest on required and excess reserves held by depository institutions. During 2009, 2010 and 2011, this interest was paid at a rate equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for most of 2009, 2010 and 2011.
On November 3, 2010, the Federal Reserve announced that it intended to purchase $600 billion of longer-term U.S. Government bonds by the end of the second quarter of 2011 (a pace of about $75 billion per month) in an effort to promote a stronger pace of economic recovery and foster maximum employment and price stability. This program expired on June 30, 2011. On September 21, 2011, the Federal Reserve announced that it would extend the average maturity of its holdings of securities by purchasing longer-dated assets and selling shorter-dated assets. These activities will run through June 2012 as the Federal Reserve sells $400 billion in U.S. Treasury securities with maturities of 3 years or less and replaces them with U.S. Treasury securities with maturities of 6 to 30 years. At that time, the Federal Reserve also announced plans to reinvest the proceeds from maturities of its agency debt and mortgage-backed securities ("MBS") holdings in agency MBS rather than U.S. Treasury securities. That program commenced in October 2011. In January 2012, the Federal Reserve announced that it will regularly review the size and composition of its securities holdings and is prepared to adjust those holdings as appropriate to promote a stronger economic recovery in a context of price stability.
One- and three-month LIBOR rates fell from 0.44 percent and 1.43 percent, respectively, as of December 31, 2008 to 0.23 percent and 0.25 percent, respectively at the end of 2009. One-month and three-month LIBOR were 0.26 percent and 0.30 percent, respectively, at the end of 2010 and 0.30 percent and 0.58 percent, respectively, at the end of 2011. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest the inter-bank lending markets are reasonably stable.
The following table presents information on various market interest rates at December 31, 2011 and 2010 and various average market interest rates for the years ended December 31, 2011, 2010 and 2009.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2011	2010	2011	2010	2009
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.04%	0.13%	0.10%	0.18%	0.16%
1-month LIBOR (1)	0.30%	0.26%	0.23%	0.27%	0.33%
3-month LIBOR (1)	0.58%	0.30%	0.34%	0.34%	0.69%
2-year LIBOR (1)	0.73%	0.80%	0.72%	0.93%	1.41%
5-year LIBOR (1)	1.22%	2.17%	1.79%	2.16%	2.65%
10-year LIBOR (1)	2.03%	3.38%	2.90%	3.25%	3.44%
3-month U.S. Treasury (1)	0.02%	0.12%	0.05%	0.14%	0.15%
2-year U.S. Treasury (1)	0.25%	0.61%	0.45%	0.70%	0.96%
5-year U.S. Treasury (1)	0.83%	2.01%	1.52%	1.93%	2.20%
10-year U.S. Treasury (1)	1.89%	3.30%	2.78%	3.22%	3.26%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

2011 In Summary

•
The Bank ended 2011 with total assets of $33.8 billion and total advances of $18.8 billion, a decrease from $39.7 billion and $25.5 billion, respectively, at the end of 2010. The decrease in advances for 2011 was attributable in large part to the repayment of approximately $4.5 billion of advances by the Bank’s two largest borrowers as of the beginning of the year, as further discussed in the section below entitled “Financial Condition — Advances.” In addition, $0.8 billion of maturing advances were repaid following the consolidation of several affiliated members’ charters into the charter of an affiliated out-of-district institution. The remaining decline in advances during 2011 was attributable to a general decline in member demand that the Bank believes was due largely to members’ higher liquidity levels, which were primarily the result of higher deposit levels, and subdued lending activity due to weak economic conditions.

•
The Bank’s net income for 2011 was $47.8 million. Net interest income was $152.0 million and net losses on derivatives and hedging activities were $24.5 million. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s income before assessments of $57.6 million for 2011. Had the net interest income on economic hedge derivatives been included in net interest income, both the Bank’s net interest income and its net losses on derivatives and hedging activities would have been higher by $6.6 million for the year ended December 31, 2011.

•
The $24.5 million in net losses on derivatives and hedging activities for the year included $6.6 million of net interest income on interest rate swaps accounted for as economic hedge derivatives, $4.7 million of net ineffectiveness-related losses on fair value hedges and $26.4 million of net losses on economic hedge derivatives (excluding net interest settlements), which were attributable primarily to the Bank’s stand-alone interest rate caps and interest rate swaptions.

The Bank held $10.8 billion (notional) of interest rate swaps and swaptions recorded as economic hedge derivatives with a net positive fair value of $19.8 million (excluding accrued interest) at December 31, 2011 including $1.9 million related to the Bank's swaptions. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors including the relative level and volatility of future interest rates. In the case of the Bank's swaptions, the largely offsetting fair value of the hedged items (i.e., the optional advance commitments) would also decline to zero in this scenario. At December 31, 2011, the carrying value of the optional advance commitments totaled $2.5 million. In addition, as of December 31, 2011, the Bank held $3.9 billion (notional) of stand-alone interest rate cap agreements with a fair value of $3.8 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its collateralized mortgage obligation ("CMO") LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•
Unrealized losses on the Bank's holdings of non-agency residential MBS, all of which are classified as held-to-maturity, totaled $83 million (27 percent of amortized cost) at December 31, 2011, as compared to $84 million (21 percent of amortized cost) at December 31, 2010. Based on its year-end analysis of the 34 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency residential MBS market and do not accurately reflect the currently expected future credit performance of the securities. The Bank’s operating results for 2011 included credit-related other-than-temporary impairment charges of $6.1 million on certain of its investments in non-agency residential MBS. For a discussion of the Bank’s analysis, see Note 6 to the Bank’s audited financial statements included in this report. If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency residential MBS deteriorates beyond management’s current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential MBS.

•
At all times during 2011, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $494.7 million at December 31, 2011 from $452.2 million at December 31, 2010.

•
During 2011, the Bank paid dividends totaling $5.4 million; the quarterly dividends during the year were paid at annualized rates equal to the upper end of the Federal Reserve’s target range for the federal funds rate plus 12.5 basis points for the applicable reference periods.

•
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to the Resolution Funding Corporation (“REFCORP”) with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ second quarter 2011 earnings. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by this assessment. In addition, beginning in the third quarter of 2011, the Bank allocates, on a quarterly basis, at least 20 percent of its net income to a newly established restricted retained earnings account. Among other things, the Bank is prohibited from paying dividends out of this account; however, the allocations to, and restrictions associated with, this account have not had nor are they currently expected to have an effect on the Bank’s dividend payment practices. At December 31, 2011, the balance of the Bank's restricted retained earnings account was $5.9 million. For additional discussion, see Item 1 - Business - Capital - Retained Earnings.

•
While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be subdued for some period of time. As advances are paid off, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the outstanding advances. As a result of the decrease in the Bank’s advances and capital stock, its future adjusted earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to reductions in advances outstanding combined with the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the average federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Financial Condition
The following table provides selected period-end balances as of December 31, 2011, 2010 and 2009, as well as selected average balances for the years ended December 31, 2011, 2010 and 2009. As shown in the table, the Bank’s total assets decreased by 14.9 percent (or $5.9 billion) during the year ended December 31, 2011 after decreasing by 39.0 percent (or $25.4 billion) during the year ended December 31, 2010. The decrease in total assets during the year ended December 31, 2011 was attributable primarily to declines in the Bank's advances ($6.7 billion), short-term liquidity portfolio ($2.1 billion) and long-term held-to-maturity securities portfolio ($2.1 billion), offset by the addition to the Bank's long-term investment portfolio of $4.9 billion in U.S. agency and other highly rated debentures, all of which were purchased during the second half of 2011 and classified as available-for-sale. As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2011, total consolidated obligations decreased by $6.6 billion, as consolidated obligation bonds decreased by $11.2 billion and consolidated obligation discount notes increased by $4.7 billion.
During the year ended December 31, 2010, the decrease in total assets of $25.4 billion was due largely to a $21.8 billion decrease in advances and a $2.9 billion decrease in held-to-maturity securities. The funding for those assets also decreased during the year ended December 31, 2010, as consolidated obligation bonds decreased by $20.2 billion and consolidated obligation discount notes declined by $3.6 billion.

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2011			December 31, 2010			Balance at December 31, 2009
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$18,798	$(6,658)	(26.2)%	$25,456	$(21,807)	(46.1)%	$47,263
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,130	(470)	(29.4)	1,600	(2,000)	(55.6)	3,600
Security purchased under agreement to resell	500	500	*	—	—	—	—
Federal funds sold	1,645	(2,122)	(56.3)	3,767	1,704	82.6	2,063
Loan to other FHLBank	35	35	*	—	—	—	—
Long-term investments
Available-for-sale securities	4,928	4,928	*	—	—	—	—
Held-to-maturity securities	6,424	(2,072)	(24.4)	8,496	(2,929)	(25.6)	11,425
Mortgage loans, net	163	(44)	(21.3)	207	(53)	(20.4)	260
Total assets	33,770	(5,920)	(14.9)	39,690	(25,402)	(39.0)	65,092
Consolidated obligations — bonds	20,070	(11,246)	(35.9)	31,316	(20,200)	(39.2)	51,516
Consolidated obligations — discount notes	9,799	4,667	90.9	5,132	(3,630)	(41.4)	8,762
Total consolidated obligations	29,869	(6,579)	(18.1)	36,448	(23,830)	(39.5)	60,278
Mandatorily redeemable capital stock	15	7	87.5	8	(1)	(11.1)	9
Capital stock	1,256	(345)	(21.5)	1,601	(931)	(36.8)	2,532
Retained earnings	495	43	9.5	452	96	27.0	356
Average total assets	33,396	(19,747)	(37.2)	53,143	(16,875)	(24.1)	70,018
Average capital stock	1,332	(796)	(37.4)	2,128	(621)	(22.6)	2,749
Average mandatorily redeemable capital stock	14	7	100.0	7	(49)	(87.5)	56
____________________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2011, 2010 and 2009.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$13,092	72%	$19,708	79%	$41,924	89%
Thrifts	3,486	19	3,686	15	3,249	7
Credit unions	1,162	6	1,215	5	1,347	3
Insurance companies	353	2	336	1	301	1
Total member advances	18,093	99	24,945	100	46,821	100
Housing associates	107	1	60	—	11	—
Non-member borrowers	79	—	56	—	76	—
Total par value of advances	$18,279	100%	$25,061	100%	$46,908	100%
Total par value of advances outstanding to CFIs (1)	$6,044	33%	$6,908	28%	$9,758	21%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2011, 2010 and 2009 based upon the definitions of CFIs that applied as of those dates.

Advances to members reached an all-time high near the end of the third quarter of 2008 when conditions in the financial markets were particularly unsettled. Advances have subsequently declined as market conditions calmed, the economy weakened and member deposit levels grew. From September 30, 2008 through December 31, 2011, outstanding advances (at par value) have declined $49.6 billion or approximately 73 percent.
During 2011, advances outstanding to the Bank’s five largest borrowers (as of December 31, 2010) decreased by $5.7 billion, including the maturity of $4.0 billion and $0.5 billion in advances to Wells Fargo Bank South Central, National Association ("Wells Fargo") and Comerica Bank, respectively (the Bank’s two largest borrowers at December 31, 2010). With no advances outstanding as of December 31, 2011, Wells Fargo was no longer among the Bank's five largest borrowers as of such date. In addition, $0.8 billion of maturing advances were repaid following the consolidation of several affiliated members’ charters into the charter of an affiliated out-of-district institution. Advances to the Bank's other members decreased by $0.3 billion during 2011.
During 2010, advances to the Bank’s five largest borrowers decreased by $17.8 billion. Advances to Wells Fargo and Comerica Bank (the Bank's two largest borrowers as of December 31, 2009 and 2010) declined by $14.2 billion and $3.5 billion, respectively, including prepayments totaling $10.3 billion and $2.0 billion, respectively. The remaining decline in outstanding advances of $4.0 billion during 2010 was spread broadly across the Bank’s members.
The Bank believes the declines in advances during 2011 and 2010 were due largely to members’ higher liquidity levels, which were primarily the result of higher deposit levels, and subdued lending activity due to weak economic conditions.

At December 31, 2011, advances outstanding to the Bank’s five largest borrowers totaled $5.4 billion, representing 29.8 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2011.
FIVE LARGEST BORROWERS
(Par value, dollars in millions)

	As of December 31, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,000	10.9%
Texas Capital Bank, N.A.	1,200	6.6
Beal Bank USA	875	4.8
ViewPoint Bank	751	4.1
Southside Bank	623	3.4
	$5,449	29.8%
As of December 31, 2010 and 2009, advances outstanding to the Bank’s five largest borrowers comprised $9.5 billion (37.8 percent) and $27.2 billion (58.1 percent), respectively, of the total advances portfolio.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2011 and 2010.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(dollars in millions)

	December 31, 2011		December 31, 2010
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate	$13,662	74.7%	$15,582	62.2%
Adjustable/variable rate indexed	2,100	11.5	6,765	27.0
Amortizing	2,517	13.8	2,714	10.8
Total par value	$18,279	100.0%	$25,061	100.0%
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
Short-Term Liquidity Portfolio
At December 31, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, $1.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, a $0.5 billion overnight reverse repurchase agreement and $35 million of overnight federal funds sold to another FHLBank. At December 31, 2010, the Bank’s short-term liquidity portfolio was comprised of $3.8 billion of overnight federal funds sold to domestic bank counterparties and $1.6 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

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
As of December 31, 2011, the Bank’s overnight federal funds sold consisted of $1.3 billion sold to counterparties rated single-A and $0.3 billion sold to counterparties rated triple-B. The security sold under an agreement to repurchase was sold to a counterparty rated single-A. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2011 and 2010 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(In millions of dollars)

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
December 31, 2011	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government guaranteed obligations	$45	$55	$100	$45
Government-sponsored enterprises	—	4,648	4,648	—
Other	—	225	225	—
Total debentures	45	4,928	4,973	45

MBS portfolio
U.S. government guaranteed obligations	17	—	17	17
Government-sponsored enterprises	6,109	—	6,109	6,199
Non-agency residential MBS	252	—	252	221
Total MBS	6,378	—	6,378	6,437
Total long-term investments	$6,423	$4,928	$11,351	$6,482

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)
December 31, 2010
Debentures
U.S. government guaranteed obligations	$52	$—	$52	$52

MBS portfolio
U.S. government guaranteed obligations	20	—	20	20
Government-sponsored enterprises	8,096	—	8,096	8,223
Non-agency residential MBS	328	—	328	308
Total MBS	8,444	—	8,444	8,551
Total long-term investments	$8,496	$—	$8,496	$8,603

Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). On March 24, 2008, the Board of Directors of the Federal Housing Finance Board ("Finance Board") passed a resolution that authorized each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution required, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority and include in its notification a description of the risk management practices underlying its purchases. The expanded authority was limited to MBS issued by, or backed by pools of mortgages guaranteed by, the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), including CMOs or real estate mortgage investment conduits backed by such MBS. The mortgage loans underlying any securities that were purchased under this expanded authority had to be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.
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
The Bank’s expanded investment authority granted by this authorization expired on March 31, 2010. Effective June 20, 2011, the Finance Agency modified the calculation of the MBS limit such that, for securities classified as held-to-maturity or available-for-sale, the limit is based on amortized cost rather than book value. As a result, the Bank may no longer purchase additional mortgage securities if such purchases would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. However, the Bank is not required to sell any agency mortgage securities it purchased in accordance with the terms of the authorization.
As of December 31, 2011, the Bank held $6.4 billion of MBS (at amortized cost), which represented 364 percent of its total regulatory capital. Due to the expiration of the incremental MBS investment authority and shrinkage of its capital base due to reductions in member borrowings, the Bank did not have the capacity to purchase any MBS during 2011. Currently, the Bank does not anticipate that it will have the capacity to purchase additional MBS until the third quarter of 2012 at the earliest.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of December 31, 2011 and 2010.

UNPAID PRINCIPAL BALANCE OF MORTGAGE-BACKED SECURITIES BY COUPON TYPE
(In millions of dollars)

	December 31, 2011			December 31, 2010
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
U.S. government guaranteed obligations	$—	$17	$17	$—	$20	$20
Government-sponsored enterprises	2	6,186	6,188	2	8,199	8,201
Non-agency residential MBS
Prime(1)	—	253	253	—	323	323
Alt-A(1)	—	64	64	—	75	75
Total MBS	$2	$6,520	$6,522	$2	$8,617	$8,619
____________________________________

(1)	Reflects the label assigned to the securities by the originator at the time of issuance.
The Bank is permitted under applicable policies and regulations to purchase certain other types of highly rated long-term investments, including the non-MBS debt obligations of other GSEs, provided such investments in any single GSE do not exceed the lesser of the Bank’s total regulatory capital or that GSE's total capital (taking into account the financial support provided by the U.S. Department of the Treasury, if applicable) at the time new investments are made.

As more fully discussed above in the sub-section entitled "Advances," the Bank's advances have declined significantly from their peak near the end of the third quarter of 2008. During the second half of 2011, to further supplement its net interest income while advances volumes are reduced, the Bank purchased $4.9 billion of GSE and other highly-rated debentures, the vast majority of which were non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System. Substantially all of these securities were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital. The Bank's capacity to purchase non-MBS debt obligations of Fannie Mae and Freddie Mac was substantially exhausted as of December 31, 2011.
The Bank did not sell any long-term investments during the year ended December 31, 2011. During this same year, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $2.1 billion.
During the years ended December 31, 2010 and 2009, the Bank acquired (based on trade date) $1.1 billion and $2.9 billion, respectively, of long-term investments, all of which were LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these securities are subject to interest rate caps. During these same years, the proceeds from maturities of long-term securities designated as held-to-maturity totaled approximately $4.1 billion and $3.2 billion, respectively. The Bank did not sell any long-term securities during the year ended December 31, 2010.
During the year ended December 31, 2009, proceeds from maturities of long-term securities designated as available-for-sale totaled approximately $42.5 million. In March 2009, the Bank sold an available-for-sale security (specifically, a GSE MBS) with an amortized cost (determined by the specific identification method) of $86.2 million. Proceeds from the sale totaled $87.0 million, resulting in a gross realized gain of $0.8 million. The Bank did not sell any other long-term investments during the year ended December 31, 2009.
As of December 31, 2011, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. Prior to August 2011, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's, S&P and Fitch. In early August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ with a negative outlook. These actions impacted the issuer ratings of certain entities whose ratings are linked to those of the U.S. government, including the issuers of the Bank's holdings of GSE debentures and GSE MBS. These securities were similarly downgraded from AAA to AA+. To date, the Bank has not observed a decline in the fair value of these securities as a result of the downgrades. Moody's and Fitch continue to rate these securities triple-A.

The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2011, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $86.1 million and $3.4 million, respectively. As of that date, $83.1 million (or 97 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the Bank's holdings of non-agency (i.e., private-label) residential MBS ("RMBS"). For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 5 and 6 beginning on pages F-18 and F-19, respectively).
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio; however, the Bank believes that the unrealized losses as of December 31, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2011. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	8	$53,683	$53,689	$53,689	$50,520	$3,169
Double-A	3	6,247	6,249	6,249	5,897	352
Triple-B	1	1,304	1,304	1,304	1,234	70
Double-B	1	196	196	196	179	17
Single-B	9	91,146	90,859	82,505	62,806	28,053
Triple-C	11	133,064	125,134	89,097	79,117	46,017
Single-C	1	31,041	26,494	19,456	21,040	5,454
Total	34	$316,681	$303,925	$252,496	$220,793	$83,132
None of the securities in the table above were on negative watch as of December 31, 2011. During the period from January 1, 2012 through March 15, 2012, one security rated double-A and one security rated triple-B in the table above were placed on negative watch by one of the NRSROs; as of December 31, 2011, these securities had amortized costs of $4.6 million and $1.3 million, respectively, and estimated fair values of $4.3 million and $1.2 million, respectively. None of the Bank’s other non-agency RMBS holdings were downgraded or placed on negative watch during this period.
At December 31, 2011, the Bank’s portfolio of non-agency RMBS was comprised of 15 securities with an aggregate unpaid principal balance of $114 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $203 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2010, the Bank’s non-agency RMBS portfolio was comprised of 20 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $177 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $221 million. Five of the Bank's unimpaired non-agency RMBS were paid in full during the year ended December 31, 2011. The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2011 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any MBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency (1)(2)	Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime(5)
Fixed rate collateral
2006	1	$31	$26	$21	$5	15.88%	5.12%	8.89%	5.12%
2004	2	2	2	2	—	8.77%	52.46%	5.82%	48.45%
2003	7	52	52	49	3	1.79%	7.10%	3.95%	5.50%
2000	1	—	—	—	—	—%	39.17%	2.00%	39.17%
Total fixed rate prime collateral	11	85	80	72	8	7.08%	7.31%	5.79%	5.12%
Option ARM collateral
2005	15	156	153	100	53	32.78%	43.40%	43.11%	22.09%
2004	2	12	11	7	4	29.09%	29.87%	29.84%	28.76%
Total option ARM prime collateral	17	168	164	107	57	32.53%	42.48%	42.21%	22.09%
Total prime collateral	28	253	244	179	65	23.98%	30.67%	29.98%	5.12%
Alt-A(5)
Fixed rate collateral
2005	1	22	22	17	5	14.40%	8.75%	6.84%	8.75%
2004	1	1	1	1	—	13.57%	56.56%	6.85%	56.56%
2002	2	6	6	6	—	5.44%	20.08%	4.53%	16.91%
Total fixed rate Alt-A collateral	4	29	29	24	5	12.40%	13.37%	6.34%	8.75%
Option ARM collateral
2005	2	35	31	18	13	52.28%	36.58%	39.50%	30.59%
Total Alt-A collateral	6	64	60	42	18	34.17%	26.04%	24.44%	8.75%
Total non-agency RMBS	34	$317	$304	$221	$83	26.05%	29.73%	28.85%	5.12%

Total fixed rate collateral	15	$114	$109	$96	$13	8.44%	8.86%	5.93%	5.12%
Total option ARM collateral	19	203	195	125	70	35.95%	41.46%	41.74%	22.09%
Total non-agency RMBS	34	$317	$304	$221	$83	26.05%	29.73%	28.85%	5.12%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2011, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 8.22 percent.

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

(4)	Minimum credit enhancement reflects the security in each vintage year with the lowest current credit enhancement.

(5)	Reflects the label assigned to the securities by the originator at the time of issuance.

The following table provides the geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2011.
GEOGRAPHIC CONCENTRATION OF LOANS UNDERLYING
NON-AGENCY RMBS BY COLLATERAL TYPE

Fixed Rate Collateral
California	39.1%
Florida	6.0
New York	5.6
Texas	3.9
Virginia	2.3
All other	43.1
100.0%
Option ARM Collateral
California	61.0%
Florida	10.2
New York	3.7
New Jersey	2.5
Virginia	2.3
All other	20.3
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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2011 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 6 to the Bank’s audited financial statements included in this report. A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of December 31, 2011 is set forth in the table below (dollars in thousands).

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at December 31, 2011	Projected Prepayment Rates			Projected Default Rates			Projected Loss Severities
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2004	$1,613	13.22%	12.33%	16.59%	9.77%	9.70%	9.79%	29.40%	27.85%	29.81%
2003	51,925	32.05%	19.39%	34.78%	1.68%	—%	3.42%	19.38%	—%	21.49%
2000	196	84.47%	84.47%	84.47%	—%	—%	—%	—%	—%	—%
Total prime collateral	53,734	31.68%	12.33%	84.47%	1.91%	—%	9.79%	19.61%	—%	29.81%
Alt-A(1)
2006	31,041	6.98%	6.98%	6.98%	39.61%	39.61%	39.61%	47.15%	47.15%	47.15%
2005	212,835	4.43%	2.64%	9.27%	56.79%	20.67%	76.94%	42.25%	32.90%	52.75%
2004	12,679	5.48%	4.47%	8.80%	50.06%	20.11%	54.56%	41.77%	39.50%	43.24%
2002	6,392	14.52%	12.70%	15.21%	3.62%	1.35%	9.62%	27.70%	21.33%	44.48%
Total Alt-A collateral	262,947	5.03%	2.64%	15.21%	53.15%	1.35%	76.94%	42.45%	21.33%	52.75%
Total non-agency RMBS	$316,681	9.55%	2.64%	84.47%	44.45%	—%	76.94%	38.57%	—%	52.75%
____________________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2011 under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 13 percent over the 3- to 9-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
As set forth in the table below, under the more stressful housing price scenario, 16 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of December 31, 2011 (including all of the 13 securities that were determined to be other-than-temporarily impaired during 2011 and the one additional security that was determined to be other-than-temporarily impaired prior to 2011). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

	Year of Securitization	Collateral Type	Unpaid Principal Balance	Carrying Value	Fair Value	Credit Losses Recorded in Earnings During 2011	Hypothetical Credit Losses Under Stress-Test Scenario(2)	Collateral Delinquency(3)	Current Credit Enhancement(4)
Prime (1)
Security #2	2005	Option ARM	$16,473	$9,900	$9,704	$625	$625	48.6%	46.3%
Security #3	2006	Fixed Rate	31,041	19,456	21,040	1,034	2,636	15.9%	5.1%
Security #4	2005	Option ARM	11,476	7,092	7,092	606	1,259	24.1%	43.6%
Security #6	2005	Option ARM	16,544	9,470	9,470	936	1,613	25.2%	22.1%
Security #7	2004	Option ARM	6,461	4,386	4,024	—	320	23.0%	28.8%
Security #8	2005	Option ARM	9,147	6,152	5,298	9	11	25.6%	40.3%
Security #9	2005	Option ARM	4,159	2,748	2,596	31	101	32.7%	40.1%
Security #10	2005	Option ARM	7,444	4,438	4,268	420	691	47.0%	39.9%
Security #11	2005	Option ARM	9,289	6,078	6,078	3	47	52.7%	47.2%
Security #12	2004	Option ARM	4,914	3,429	2,980	71	206	37.2%	31.3%
Security #13	2005	Option ARM	5,759	3,969	3,642	6	47	36.4%	43.5%
Security #15	2005	Option ARM	4,224	4,224	2,769	—	10	28.2%	49.4%
Security #16	2005	Option ARM	14,860	14,860	9,043	—	113	27.0%	37.2%
Total Prime			141,791	96,202	88,004	3,741	7,679

Alt-A(1)
Security #1	2005	Option ARM	15,682	8,644	8,178	1,071	1,716	50.5%	30.6%
Security #5	2005	Option ARM	19,401	12,989	9,757	1,116	2,036	53.7%	41.4%
Security #14	2005	Fixed Rate	21,487	16,333	16,749	175	409	14.4%	8.8%
Total Alt-A			56,570	37,966	34,684	2,362	4,161

			$198,361	$134,168	$122,688	$6,103	$11,840
____________________________________

(1)
Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A by the originator at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)
Represents the credit losses that would have been recorded in earnings during the year ended December 31, 2011 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of December 31, 2011.

(3)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2011, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 1.33 percent to 8.22 percent.

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

While substantially all of the Bank's MBS portfolio is comprised of CMOs with floating rate coupons ($6.5 billion par value at December 31, 2011) that do not expose it to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2011, one-month LIBOR was 0.30 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($5.5 billion) was between 6.0 percent and 7.0 percent. As of December 31, 2011, one-month LIBOR rates were approximately 570 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.9 billion of interest rate caps with remaining maturities ranging from 24 months to 53 months as of December 31, 2011 and strike rates ranging from 6.00 percent to 6.75 percent and (ii) four forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.5 percent and 7.0 percent, respectively. The other two forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.5 percent and 7.0 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. Such payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
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
____________________________________

(1)	These caps are effective beginning in October 2012.

(2)	These caps are effective beginning in June 2012.

Consolidated Obligations and Deposits
During the year ended December 31, 2011, the Bank’s outstanding consolidated obligations (at par value) decreased by $6.5 billion, due primarily to decreases in the Bank's outstanding advances; consolidated obligation bonds decreased by $11.2 billion and consolidated obligation discount notes increased by $4.7 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2011 and 2010.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(Par value, dollars in millions)

	December 31, 2011		December 31, 2010
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate
Non-callable	$12,312	61.8%	$13,023	41.9%
Callable	3,956	19.9	1,560	5.0
Callable step-up	2,554	12.8	3,001	9.6
Single-index variable rate	895	4.5	13,411	43.2
Conversion	211	1.0	83	0.3
Total par value	$19,928	100.0%	$31,078	100.0%
Fixed rate bonds have coupons that are fixed over the life of the bond. Some fixed rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Single-index variable rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR or the daily federal funds rate; these bonds may contain caps that limit the increases in the floating rate coupons. Conversion bonds have coupons that convert from fixed to variable on predetermined dates.
The FHLBanks rely extensively on the approved underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2011 and 2010 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed rate consolidated obligations that it issues to variable rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable rate coupon on the interest rate swap that resets to either one-month or three-month LIBOR. Typically, the formula for the variable rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 15 basis points.
Market conditions during early 2009 stimulated investors’ demand for short-term GSE debt and limited their demand for longer term debt. As a result, the Bank’s potential funding costs associated with issuing long-maturity debt were substantially higher relative to short-term debt, each as compared to three-month LIBOR on a swapped cash flow basis, and, as a result, the Bank relied in large part on the issuance of short-term debt to meet its funding needs during the first half of 2009. The Bank’s access to debt with a wider range of maturities, and the pricing of those bonds, improved during the second half of 2009 and, therefore, the Bank relied on the issuance of short-maturity debt to a lesser extent during the second half of 2009.
During the first half of 2010, the Bank’s funding needs were met primarily through the issuance of discount notes and variable rate bonds. The Bank relied upon variable rate bonds in part because they were more readily available in larger volumes as compared to some of the Bank’s other sources of LIBOR-indexed funds, such as swapped callable debt and short-maturity fixed rate, non-callable debt. Furthermore, through the issuance of one-month LIBOR variable rate bonds, the Bank was able to maintain (and based on its then existing projections, expected to maintain in the near future) approximately equal balances of one-month LIBOR indexed assets and liabilities (including the effects of LIBOR basis swaps). In the second quarter of 2010, due to concerns regarding the extent of the European sovereign debt problems, investors increased their demand for short-maturity high-quality debt, including FHLBank consolidated obligations. These concerns also led to an increase in LIBOR spot rates and a widening of interest rate swap spreads relative to debt spreads tied to high-quality benchmarks, including FHLBank consolidated obligations. The increased demand by investors for short-maturity consolidated obligations coupled with the widening in interest rate swap spreads enabled the Bank to issue two- and three-year fixed rate non-callable debt and convert it to favorable LIBOR-based costs through the use of interest rate swaps. Furthermore, the spread between the rates on various money market instruments and LIBOR widened to an extent that the Bank was able to issue federal fund floater bonds and discount notes and enter into related interest rate swaps at attractive spreads to LIBOR.
Due to the significant decline in outstanding advances, the Bank’s funding needs declined substantially during the second half of 2010 and remained relatively low during 2011, with only $3.3 billion and $11.8 billion, respectively, of consolidated obligation bonds issued during these periods. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. The majority of the consolidated obligation bonds issued during these periods (based on par value) were swapped fixed-rate callable bonds, including step-up bonds.
The Bank's discount note balance increased during 2011, as the Bank replaced some of its maturing consolidated obligations with discount notes to better match the maturities of its short-term assets. In addition, during the second half of 2011, the Bank used discount notes to fund the purchases of some of its available-for-sale securities.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2011, 2010 and 2009, the weighted average LIBOR cost of swapped and variable rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 30 basis points, LIBOR minus 17 basis points and LIBOR minus 25 basis points, respectively.
The lower cost of consolidated obligation bonds issued during the year ended December 31, 2011, as compared to those issued during the year ended December 31, 2010, was primarily due to the Bank’s reduced need for funding, which allowed it to issue debt only when costs were relatively favorable. In addition, the Bank issued approximately $11.9 billion of variable rate bonds in 2010, as compared to $0.7 billion of variable rate bonds issued in 2011. The increased issuance of variable rate bonds during the first half of 2010, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR (through the use of interest rate exchange agreements), contributed to the Bank’s less favorable funding costs during 2010, as compared to 2011.
Demand and term deposits were $1.5 billion, $1.1 billion and $1.5 billion at December 31, 2011, 2010 and 2009, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $1.6 billion at December 31, 2010 to $1.3 billion at December 31, 2011, while the Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $2.1 billion for the year ended December 31, 2010 to $1.3 billion for the year ended December 31, 2011. The decreases were attributable primarily to a decline in members' activity-based investment requirements resulting from the decline in outstanding advances balances during 2011 and, to a lesser extent, to the reduction in the membership investment requirement discussed below.

At December 31, 2011, the Bank’s five largest shareholders (which were also the Bank’s five largest borrowers) held $253 million of capital stock, which represented 20.0 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2011.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2011
(Par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$94,685	7.5%
Texas Capital Bank, N.A.	53,600	4.2
Beal Bank USA	39,032	3.1
Southside Bank	33,869	2.7
ViewPoint Bank	32,265	2.5
	$253,451	20.0%
As of December 31, 2011, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.05 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $10,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Effective April 18, 2011, the membership investment requirement was reduced from 0.06 percent to 0.05 percent of each member’s total assets as of December 31, 2010 (and each December 31 thereafter), and the maximum membership investment requirement was reduced from $25,000,000 to $10,000,000. There were no changes to the membership investment requirement during the years ended December 31, 2010 or 2009. On February 17, 2012, the Bank’s Board of Directors approved a further reduction in the membership investment requirement from 0.05 percent to 0.04 percent of each member’s total assets as of December 31, 2011 (and each December 31 thereafter), subject to a minimum of $1,000 and a maximum of $7,000,000. This change will become effective on April 20, 2012. There were no changes to the activity-based investment requirement during the years ended December 31, 2011, 2010 or 2009.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the quarterly repurchases that occurred from January 30, 2009 through July 30, 2010, surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement. Surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement for the repurchases that occurred from October 29, 2010 through January 31, 2012. For the repurchase that will occur on April 30, 2012, surplus stock has been defined as stock in excess of 102.5 percent of the member's minimum investment requirement. Historically, the Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. For the repurchase that will occur on April 30, 2012, a member's surplus stock will not be repurchased if the amount of that member's surplus stock is $100,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2011, excess stock held by the Bank’s members and former members totaled $229.4 million, which represented 0.7 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2009.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 30, 2009	1,683,239	$168,324	$7,602
April 30, 2009	1,016,045	101,605	—
July 31, 2009	1,368,402	136,840	—
October 30, 2009	1,065,165	106,517	—
January 29, 2010	1,065,595	106,560	—
April 30, 2010	704,308	70,431	—
July 30, 2010	513,708	51,371	—
October 29, 2010	1,322,278	132,228	—
January 31, 2011	1,024,586	102,459	—
April 29, 2011	1,470,359	147,036	119
July 29, 2011	940,037	94,004	—
October 31, 2011	1,193,470	119,347	—
January 31, 2012	1,073,567	107,357	—
Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require issuers to classify as liabilities certain financial instruments that embody obligations for the issuer (hereinafter referred to as “mandatorily redeemable financial instruments”). Pursuant to these requirements, the Bank generally reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, because the shares of capital stock then typically meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statements of income. As the repurchases presented in the table above are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying such repurchases to meet the definition of mandatorily redeemable financial instruments.
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2011, 2010 and 2009, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2011, 2010 and 2009 was $15.0 million, $8.1 million and $9.2 million, respectively. For the years ended December 31, 2011, 2010 and 2009, average mandatorily redeemable capital stock was $14.4 million, $7.4 million and $56.2 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, such stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2011 and 2010.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial banks	$894	70%	$1,256	78%
Thrifts	193	15	218	14
Credit unions	111	9	101	6
Insurance companies	58	5	26	2
Total capital stock classified as capital	1,256	99	1,601	100
Mandatorily redeemable capital stock	15	1	8	—
Total regulatory capital stock	$1,271	100%	$1,609	100%
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
The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is to contemporaneously execute interest rate exchange agreements when acquiring longer maturity assets and/or issuing longer maturity liabilities in order to convert the instruments’ cash flows to a floating rate that is indexed to LIBOR. By doing so, the Bank reduces its interest rate risk exposure and preserves the value of, and earns more stable returns on, its members’ capital investment.
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
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2011, 2010 and 2009, the Bank’s notional balance of interest rate exchange agreements was $42.8 billion, $36.4 billion and $66.7 billion, respectively, while its total assets were $33.8 billion, $39.7 billion and $65.1 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount. The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2011, 2010 and 2009.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(In millions of dollars)

	Short-Cut Method	Long-Haul Method	Economic Hedges	Total
December 31, 2011
Advances	$5,897	$1,617	$220	$7,734
Investments	—	4,184	3,900	8,084
Consolidated obligation bonds	—	16,395	750	17,145
Consolidated obligation discount notes	—	—	5,047	5,047
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	123	123
Total notional balance	$5,897	$22,196	$14,740	$42,833
December 31, 2010
Advances	$6,786	$1,835	$169	$8,790
Investments	—	—	3,700	3,700
Consolidated obligation bonds	—	14,650	1,600	16,250
Consolidated obligation discount notes	—	—	913	913
Balance sheet	—	—	6,700	6,700
Intermediary positions	—	—	44	44
Total notional balance	$6,786	$16,485	$13,126	$36,397
December 31, 2009
Advances	$9,397	$1,556	$15	$10,968
Investments	—	—	3,750	3,750
Consolidated obligation bonds	95	27,519	8,195	35,809
Consolidated obligation discount notes	—	—	6,414	6,414
Balance sheet	—	—	9,700	9,700
Intermediary positions	—	—	24	24
Total notional balance	$9,492	$29,075	$28,098	$66,665

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2011 and 2010.
HEDGING STRATEGIES
(Dollars in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2011	2010
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$4,431	$5,165
		Economic	20	1
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	3,055	3,373
		Economic	—	5
Interest rate cap	Offsets the interest rate cap embedded in a variable rate advance.	Fair Value	28	83
		Economic	—	13
Interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with an optional advance commitment.	Economic	200	150
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable rate index.	Fair Value	4,184	—
Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable rate investment securities.	Economic	3,900	3,700
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	9,447	10,116
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	6,592	4,296
Receive floating with embedded features, pay floating interest rate swap (callable)	Offsets the interest rate cap and option risk embedded in the bond.	Fair Value	356	238
Receive floating, pay floating basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Economic	750	1,600
Consolidated Obligation Discount Notes
Receive fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	5,047	913
Balance Sheet
Pay floating, receive floating basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset or liability’s variable rate to the same variable rate index as the funding source or asset being funded.	Economic	4,700	6,700
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	93	44
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	30	—
Total			$42,833	$36,397

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2011, 2010 and 2009.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(Dollars in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Year ended December 31, 2011
Amortization/accretion of hedging activities in net interest income (1)	$4	$26	$(22)	$—	$—	$—	$8
Net interest settlements included in net interest income (2)	(220)	(46)	272	—	—	—	6
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(2)	(3)	—	—	—	(5)
Net gains (losses) on economic hedges	—	(17)	(4)	(1)	(12)	7	(27)
Net interest settlements on economic hedges	—	—	2	2	—	3	7
Total net gain (loss) on derivatives and hedging activities	—	(19)	(5)	1	(12)	10	(25)
Net impact of derivatives and hedging activities	(216)	(39)	245	1	(12)	10	(11)
Net gain on hedged financial instruments held at fair value	—	—	—	—	12	—	12
	$(216)	$(39)	$245	$1	$—	$10	$1
Year ended December 31, 2010
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(27)	$—	$—	$—	$(26)
Net interest settlements included in net interest income (2)	(279)	—	420	—	—	—	141
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(1)	—	—	—	—	—	(1)
Net gains (losses) on economic hedges	—	(32)	(8)	(1)	3	2	(36)
Net interest settlements on economic hedges	—	—	12	5	—	2	19
Total net gain (loss) on derivatives and hedging activities	(1)	(32)	4	4	3	4	(18)
Net impact of derivatives and hedging activities	(279)	(32)	397	4	3	4	97
Net loss on hedged financial instruments held at fair value	—	—	—	—	(3)	—	(3)
	$(279)	$(32)	$397	$4	$—	$4	$94
Year ended December 31, 2009
Amortization/accretion of hedging activities in net interest income (1)	$(5)	$—	$(11)	$—	$—	$—	$(16)
Net interest settlements included in net interest income (2)	(293)	—	471	—	—	—	178
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	(3)	—	62	—	—	—	59
Net gains (losses) on economic hedges	—	14	10	(7)	—	9	26
Net interest settlements on economic hedges	—	—	15	27	—	66	108
Total net gain (loss) on derivatives and hedging activities	(3)	14	87	20	—	75	193
Net impact of derivatives and hedging activities	$(301)	$14	$547	$20	$—	$75	$355
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

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
As of December 31, 2011, cash collateral totaling $563 million and available-for sale securities with a total fair value of $512 million had been delivered by the Bank to its non-member derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank held as collateral cash balances of $0.7 million from its non-member derivative counterparties under the terms of the collateral exchange agreements.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2011 and 2010.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(Dollars in millions)

Credit Rating(1)	Number of Counterparties	Notional Principal(2)	Maximum Credit Exposure	Cash Collateral Due(3)	Net Credit Exposure
December 31, 2011
Aaa	1	$220.0	$2.1	$2.1	$—
Aa(4)	7	18,312.6	0.3	—	0.3
A(5)	5	24,239.5	—	—	—
	13	42,772.1	$2.4	$2.1	$0.3
Member institutions (6)	9	61.4
Total	22	$42,833.5
December 31, 2010
Aaa	1	$234.0	$3.8	$3.8	$—
Aa(4)	10	28,790.3	29.2	28.1	1.1
A(5)	3	7,350.7	1.2	1.1	0.1
	14	36,375.0	$34.2	$33.0	$1.2
Member institutions(6)	5	22.1
Total	19	$36,397.1
____________________________________

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of December 31, 2011 and December 31, 2010, respectively.

(2)	Includes amounts that had not settled as of December 31, 2011 and December 31, 2010.

(3)
Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on December 31, 2011 and December 31, 2010 credit exposures. Cash collateral totaling $2.1 million and $33.0 million was delivered under these agreements in early January 2012 and early January 2011, respectively.

(4)
The figures for Aa-rated counterparties as of December 31, 2011 and December 31, 2010 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $1.5 billion and $1.8 billion as of December 31, 2011 and December 31, 2010, respectively. These transactions did not represent a credit exposure to the Bank as of December 31, 2011 and represented a maximum credit exposure of $4.9 million to the Bank as of December 31, 2010.

(5)
The figures for A-rated counterparties as of December 31, 2011 and December 31, 2010 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $7.7 billion and $4.5 billion as of December 31, 2011 and December 31, 2010, respectively. These transactions did not represent a credit exposure to the Bank as of December 31, 2011 and represented a maximum credit exposure of $1.1 million as of December 31, 2010.

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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives through a central clearinghouse may or may not reduce the counterparty credit risk typically associated with bilateral transactions, certain requirements, including margin provisions, for cleared trades have the potential to make derivative transactions more costly for the Bank. The Dodd-Frank Act will also change the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able to continue to enter into uncleared trades on a bilateral basis, those transactions are expected to be subject to new regulatory requirements, including minimum margin and capital requirements imposed by regulators on one or both counterparties to the transactions. Any changes to the margin or capital requirements associated with uncleared trades could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk.
Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on the Bank's hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see Item 1 – Business – Legislative and Regulatory Developments.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 110 percent at both December 31, 2011 and December 31, 2010. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2011, 2010 and 2009 was $47.8 million, $104.7 million and $148.1 million, respectively. The Bank’s net income for 2011 represented a return on average capital stock (“ROCS”) of 3.59 percent, which was 349 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 4.92 percent in 2010 and 5.39 percent in 2009; these rates of return exceeded the average effective federal funds rate for those years by 474 basis points and 523 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the fluctuation in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and, through the second quarter of 2011, it was also obligated to contribute a portion of its earnings to REFCORP. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the second quarter of 2011. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment. Prior to the third quarter of 2011, assessments for AHP and REFCORP, which are more fully described below, equated to a minimum 26.5 percent effective assessment rate for the Bank. Beginning in the third quarter of 2011, the minimum effective assessment rate is equal to the AHP assessment rate of 10 percent. In 2011, 2010 and 2009, the effective assessment rates were 17.0 percent, 26.5 percent and 26.5 percent, respectively. In those years, the combined AHP and REFCORP assessments were $9.8 million, $37.8 million and $53.5 million, respectively. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2011, 2010 and 2009, the Bank’s income before assessments was $57.6 million, $142.6 million and $201.5 million, respectively.
The $85.0 million decrease in income before assessments for 2011 as compared to 2010 was attributable to a $82.4 million decrease in net interest income and a $2.7 million negative change in other income/loss, offset by a $0.1 million reduction in other expenses.
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

Net Interest Income
In 2011, 2010 and 2009, the Bank’s net interest income was $152.0 million, $234.4 million and $76.5 million, respectively, and its net interest margin was 46 basis points, 44 basis points and 11 basis points, respectively. The decline in net interest income in 2011, as compared to 2010, was primarily the result of the decrease in the average balances of the Bank's interest-earning assets from $53.0 billion in 2010 to $33.4 billion in 2011. The increase in net interest income from 2009 to 2010 was due primarily to the improvement in the Bank's net interest margin, as further discussed below.
Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread. When the Bank’s portfolio of economic hedges is relatively large (as it has been in recent years), the effects of this accounting treatment can be significant, as they were in 2009. During that year, net interest income on the Bank's economic hedge derivatives totaled $107.6 million.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2011, 2010 and 2009.
YIELD AND SPREAD ANALYSIS
(Dollars in millions)

	For the year ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)
Assets
Interest-bearing deposits (b)	$394	$—	0.09%	$185	$—	0.19%	$335	$1	0.20%
Securities purchased under agreements to resell	898	1	0.08%	—	—	—%	—	—	—%
Federal funds sold (c)	2,201	2	0.09%	3,831	6	0.15%	3,908	5	0.13%
Investments
Trading	6	—	—%	335	—	0.13%	3	—	—%
Available-for-sale (e)	1,363	6	0.42%	—	—	—%	28	—	1.70%
Held-to-maturity (e)	7,449	83	1.11%	10,257	135	1.31%	11,901	150	1.26%
Advances (f)	20,899	221	1.06%	38,123	326	0.85%	53,536	665	1.24%
Mortgage loans held for portfolio	184	10	5.56%	235	13	5.52%	292	16	5.51%
Total earning assets	33,394	323	0.97%	52,966	480	0.91%	70,003	837	1.20%
Cash and due from banks	379			318			102
Other assets	101			229			408
Derivatives netting adjustment (b)	(419)			(308)			(458)
Fair value adjustment on available-for-sale securities (e)	(3)			—			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (e)	(56)			(62)			(37)
Total assets	$33,396	323	0.97%	$53,143	480	0.90%	$70,018	837	1.20%
Liabilities and Capital
Interest-bearing deposits (b)	$1,312	—	0.02%	$1,294	1	0.05%	$1,445	1	0.10%
Consolidated obligations
Bonds	25,229	167	0.66%	44,269	234	0.53%	50,424	553	1.10%
Discount notes	4,875	4	0.08%	4,794	11	0.22%	14,752	207	1.40%
Mandatorily redeemable capital stock and other borrowings	17	—	0.37%	8	—	0.43%	58	—	0.15%
Total interest-bearing liabilities	31,433	171	0.54%	50,365	246	0.49%	66,679	761	1.14%
Other liabilities	633			612			785
Derivatives netting adjustment (b)	(419)			(308)			(458)
Total liabilities	31,647	171	0.54%	50,669	246	0.48%	67,006	761	1.14%
Total capital	1,749			2,474			3,012
Total liabilities and capital	$33,396		0.51%	$53,143		0.46%	$70,018		1.09%
Net interest income		$152			$234			$76
Net interest margin			0.46%			0.44%			0.11%
Net interest spread			0.43%			0.42%			0.06%
Impact of non-interest bearing funds			0.03%			0.02%			0.05%
____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2011, 2010 and 2009 in the table above include $394 million, $185 million, and $179 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2011, 2010 and 2009 in the table above include $25 million, $123 million, and $280 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $6.6 million, $18.7 million and $107.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss)”.

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.
Due to low short-term interest rates in 2011, 2010 and 2009, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 3 basis points in 2011, 2 basis points in 2010 and 5 basis points in 2009. The Bank’s net interest spread (based on reported results, which exclude net interest payments on economic hedge derivatives) was 43 basis points in 2011, 42 basis points in 2010 and 6 basis points in 2009.
As noted above, the Bank’s net interest income excludes net interest payments on economic hedge derivatives. In 2011, 2010 and 2009, the Bank used approximately $5.3 billion, $7.9 billion and $11.3 billion (average notional balances), respectively, of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $1.7 billion, $2.1 billion and $6.4 billion (average notional balances), respectively, of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes, and approximately $1.0 billion, $2.9 billion and $6.8 billion (average notional balances), respectively, of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $6.6 million, $18.7 million and $107.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts. In addition, the Bank's net interest margin would have been 47 basis points, 48 basis points and 27 basis points for the years ended December 31, 2011, 2010 and 2009, respectively, and its net interest spread would have been 44 basis points, 46 basis points and 22 basis points, respectively, for those same periods. The slight decrease in the Bank’s net interest spread (inclusive of net interest payments on economic hedge derivatives) from 2010 to 2011 was due largely to lower yields on the Bank’s agency CMO portfolio which, as further discussed below, was due to lower discount accretion associated with those securities. The increase in the Bank’s net interest spread from 2009 to 2010 (inclusive of net interest payments on economic hedge derivatives) was due largely to the impact of lower levels of short-term interest rates on the spread between the Bank's unhedged fixed-rate assets and its floating rate liabilities, improved debt costs relative to LIBOR, and higher yields on the Bank’s agency CMO portfolio. As further discussed below, the Bank's net interest margin and net interest spread in 2009 were negatively impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members.
The Bank’s net interest margin and net interest spread for 2010 were positively impacted by higher yields on the Bank’s agency CMO portfolio. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to repurchase loans that were at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial purchases, which included delinquent loans that had accumulated up to that point in time, occurred during the period from February 2010 through May 2010, with additional purchases of delinquent loans occurring thereafter as needed. The repayments resulting from these repurchases resulted in approximately $13.5 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities during the first half of 2010. Such repurchases by Fannie Mae and Freddie Mac did not have a significant impact on the Bank’s net interest income during the second half of 2010 or the year ended December 31, 2011.
The Bank’s net interest margin and net interest spread for the first quarter of 2009 (and therefore its net interest margin and net interest spread for the year ended December 31, 2009) were adversely impacted by actions the Bank took in late 2008 to ensure its ability to provide liquidity to its members during a period of unusual market disruption. At the height of the credit market disruptions in the early part of the fourth quarter of 2008, and in order to ensure that the Bank would have sufficient liquidity on hand to fund member advances throughout the year-end period, the Bank replaced short-term liabilities with new issues of debt with maturities that extended into 2009 instead of issuing very short-maturity debt. As yields subsequently declined sharply on the Bank’s short-term assets, including overnight federal funds sold and short-term advances to members, this fixed rate debt was carried at a negative spread. The negative impact of this debt on the Bank’s net interest income, net interest margin and net interest spread was minimal in the last nine months of 2009, as much of the relatively high cost debt issued in late 2008 matured in the first quarter of 2009. During the first, second, third and fourth quarters of 2009, the Bank's net interest income (expense) was ($22.8 million), $14.8 million, $33.5 million and $51.0 million, respectively.
As discussed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Components, the Bank acquires assets whose structural characteristics and/or size limit the Bank’s ability to enter into interest rate exchange agreements having mirror image cash flows. These assets include fixed rate, fixed-schedule, amortizing advances and mortgage-related assets. The Bank periodically evaluates the volume of such assets and issues a corresponding amount of fixed rate debt with similar maturities or enters into interest rate swaps to offset the interest rate risk created by the pool of fixed rate assets. Notwithstanding these measures, a small portion of the Bank’s mortgage loans held for portfolio and advances may remain unmatched and unhedged. The lower levels of short-term interest rates (particularly three-month LIBOR) during 2011 and 2010 increased the spread between these assets and the Bank’s floating rate liabilities.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2011 and 2010 and between 2010 and 2009 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(In millions of dollars)

	2011 vs. 2010 Increase (Decrease) Due To			2010 vs. 2009 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$(1)	$(1)
Securities purchased under agreements to resell	1	—	1	—	—	—
Federal funds sold	(2)	(2)	(4)	—	1	1
Investments
Available-for-sale	6	—	6	—	—	—
Held-to-maturity	(33)	(19)	(52)	(21)	6	(15)
Advances	(171)	66	(105)	(163)	(176)	(339)
Mortgage loans held for portfolio	(3)	—	(3)	(3)	—	(3)
Total interest income	(202)	45	(157)	(187)	(170)	(357)
Interest expense
Interest-bearing deposits	—	(1)	(1)	—	—	—
Consolidated obligations
Bonds	(116)	49	(67)	(61)	(258)	(319)
Discount notes	—	(7)	(7)	(87)	(109)	(196)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(116)	41	(75)	(148)	(367)	(515)
Changes in net interest income	$(86)	$4	$(82)	$(39)	$197	$158

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2011, 2010 and 2009.

OTHER INCOME (LOSS)
(In thousands of dollars)

	2011	2010	2009
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$1,948	$12,145	$14,919
Economic hedge derivatives related to consolidated obligation discount notes	1,729	5,018	27,066
Stand-alone economic hedge derivatives (basis swaps)	3,043	1,669	65,939
Stand-alone economic hedge derivatives (forward rate agreements)	—	—	(304)
Member/offsetting swaps	10	5	4
Economic hedge derivatives related to advances	(114)	(101)	(60)
Total net interest income associated with economic hedge derivatives	6,616	18,736	107,564
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	7,076	2,033	8,994
Federal funds floater swaps	(3,648)	(8,176)	10,337
Interest rate caps related to held-to-maturity securities	(17,103)	(31,930)	14,316
Discount note swaps	(1,281)	(1,324)	(7,395)
Member/offsetting swaps and caps	126	36	30
Swaptions related to optional advance commitments	(11,685)	3,248	—
Other economic hedge derivatives (advance swaps and caps)	101	59	(36)
Total fair value gains (losses) related to economic hedge derivatives	(26,414)	(36,054)	26,246
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(248)	(744)	(3,061)
Available-for-sale securities and associated hedges	(1,422)	—	(102)
Consolidated obligation bonds and associated hedges	(3,064)	323	62,462
Total fair value hedge ineffectiveness	(4,734)	(421)	59,299
Total net gains (losses) on derivatives and hedging activities	(24,532)	(17,739)	193,109
Net gains (losses) on unhedged trading securities	(59)	459	586
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(6,103)	(2,554)	(4,022)
Gains (losses) on other liabilities carried at fair value under the fair value option (optional advance commitments)	12,032	(3,575)	—
Gains on early extinguishment of debt	415	440	553
Net realized gain on sale of available-for-sale security	—	—	843
Service fees	2,797	2,818	3,074
Other, net	(1,467)	5,892	6,212
Total other	7,615	3,480	7,246
Total other income (loss)	$(16,917)	$(14,259)	$200,355
Economic Hedge Derivatives
The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of December 31, 2011, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.8 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At December 31, 2011, the carrying values of the Bank’s federal funds floater swaps totaled $(1.8) million, excluding net accrued interest receivable.

From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of December 31, 2011, the Bank’s discount note swaps had an aggregate notional balance of $5.0 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At December 31, 2011, the carrying values of the Bank’s discount note swaps totaled $(0.8) million, excluding net accrued interest receivable.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of December 31, 2011, the Bank was a party to 6 interest rate basis swaps with an aggregate notional amount of $4.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the year ended December 31, 2011, the Bank sold one interest rate basis swap with a $1.0 billion notional balance; proceeds from the sale totaled $0.5 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. In addition, one interest rate basis swap with a $1.0 billion notional balance matured during the year ended December 31, 2011. During the year ended December 31, 2010, the Bank sold three interest rate basis swaps with an aggregate $2.0 billion notional balance; proceeds from the sales totaled $5.4 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transactions. In 2010, the Bank also sold a portion of another interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. During the year ended December 31, 2009, the Bank terminated six interest rate basis swaps with an aggregate notional amount of $4.5 billion; proceeds from these terminations totaled $20 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on these transactions. At December 31, 2011, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $20.2 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps, discount note swaps and interest rate basis swaps, the cumulative life-to-date unrealized gains associated with these instruments aggregating $17.6 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps and discount note swaps to maturity.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held 16 interest rate cap agreements having a total notional amount of $3.9 billion as of December 31, 2011. The premiums paid for these caps totaled $38.6 million. The Bank did not terminate any interest rate caps during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, the Bank terminated four interest rate caps with an aggregate notional amount of $1.0 billion and one interest rate cap with a notional amount of $0.5 billion, respectively. Proceeds from these terminations totaled $2.5 million and $0.2 million, respectively. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At December 31, 2011, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $3.8 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(4.7) million, $(0.4) million and $59.3 million in 2011, 2010 and 2009, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2011, 2010 and 2009, the change in fair value of derivatives associated with specific advances that were not in qualifying hedging relationships was $101,000, $59,000 and $(36,000), respectively.
As set forth in the table on page 72, the Bank’s fair value hedge ineffectiveness gains associated with its consolidated obligation bonds were significantly higher in 2009 as compared to the ineffectiveness-related gains and losses recognized in 2010 and 2011. A substantial portion of the Bank’s fixed rate consolidated obligation bonds are typically always hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The floating legs of most of these interest rate swaps reset every three months and are then fixed until the next reset date. During periods in which short-term rates are volatile (as they were in the latter part of 2008), the Bank can experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating legs of its interest rate swaps. While changes in the values of the fixed rate leg of the interest rate swap and the fixed rate bond being hedged substantially offset each other, when three-month LIBOR rates increase (or decrease) dramatically between the reset date and the valuation date (as they did during the third and fourth quarters of 2008, respectively), discounting the lower (or higher) coupon rate cash flows being paid on the floating rate leg at the prevailing higher (or lower) rate until the swap’s next reset date can result in ineffectiveness-related gains (or losses) that, while relatively small when expressed as prices, can be significant when evaluated in the context of the Bank’s net income. Because the Bank typically holds its consolidated obligation bond interest rate swaps to call or maturity, the impact of these ineffectiveness-related adjustments on earnings are generally transitory, as was the case in late 2008 and early 2009.
As of September 30, 2008, the Bank had $40.2 billion of its consolidated obligation bonds in long-haul fair value hedging relationships. Due to the extreme variability in three-month LIBOR rates during the last four months of 2008, the Bank recognized net ineffectiveness-related losses of $61.5 million during the third and fourth quarters of 2008. With relatively stable three-month LIBOR rates during the first quarter of 2009, these net ineffectiveness-related losses substantially reversed (in the form of ineffectiveness-related gains) during the first quarter of 2009. Three-month LIBOR rates have remained relatively stable since that time, which has resulted in significantly lower ineffectiveness-related gains and losses in subsequent periods. During the periods in which three-month LIBOR rates were extremely volatile, the hedging relationships continued to be highly effective in achieving offsetting changes in fair values attributable to the hedged risk.
The Bank did not experience similar offsetting variability from its asset hedging activities during 2009 because the Bank had a much smaller balance of swapped assets than liabilities at that time and a significant portion of those assets qualified for and were designated in short-cut hedging relationships.
Other
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see Note 6 to the audited financial statements included in this annual report.
During the years ended December 31, 2011 and 2010, the Bank entered into optional advance commitments with aggregate par values totaling $50 million and $150 million, respectively, excluding commitments to fund Community Investment Program and Economic Development Program advances (see Item 1 - Business - Products and Services - Community Investment Cash Advances for a discussion of these programs). Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During 2011, 2010 and 2009, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. In 2011, 2010 and 2009, the Bank repurchased $0.3 billion, $1.0 billion and $1.7 billion, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $0.4 million, $0.4 million and $0.6 million, respectively. In addition, during 2011, the Bank transferred a consolidated obligation with a par value of $15 million to the FHLBank of San Francisco. In connection with the transfer (i.e., debt extinguishment), the FHLBank of San Francisco became the primary obligor for the transferred debt. The gain on this transaction totaled $32,000. The Bank did not transfer any consolidated obligations to other FHLBanks during 2010 or 2009.
For a discussion of the sale of an available-for-sale security in 2009, see the section above entitled “Financial Condition – Long-Term Investments.” There were no sales of available-for-sale securities during the years ended December 31, 2011 or 2010.
In the table on page 72, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of letter of credit fees offset by, in 2011, a charge related to a derivative counterparty dispute. For the years ended December 31, 2011, 2010 and 2009, letter of credit fees totaled $5.3 million, $5.8 million and $6.1 million, respectively. At December 31, 2011, 2010 and 2009, outstanding letters of credit totaled $3.3 billion, $4.6 billion and $4.6 billion, respectively. In 2011, “other, net” was reduced by a $6.7 million charge to settle a dispute related to the September 2008 bankruptcy of Lehman Brothers Special Financing, Inc. (“LBSF”). Prior to its bankruptcy, LBSF had served as one of the Bank’s derivative counterparties. This settlement is more fully discussed in Note 14 to the audited financial statements included in this annual report.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance totaled $77.4 million, $77.5 million and $75.3 million in 2011, 2010 and 2009, respectively.
Compensation and benefits totaled $42.4 million for the year ended December 31, 2011, compared to $44.0 million for the year ended December 31, 2010. The decrease of $1.6 million was due primarily to a $3.8 million year-over-year decrease in expenses associated with the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multiemployer defined benefit plan in which the Bank participates. In 2011 and 2010, the Bank elected to make supplemental contributions of $1.0 million and $5.2 million, respectively, to the Pentegra DB Plan. These supplemental contributions were made to improve the funded status of the plan (for additional discussion, see Note 16 to the audited financial statements included in this annual report). The reduction in the Bank's pension costs was partially offset by cost-of-living and merit increases and an increase in the Bank’s average headcount (which rose from 200 employees in 2010 to 204 employees in 2011). At December 31, 2011, the Bank employed 208 people.
Compensation and benefits totaled $44.0 million for the year ended December 31, 2010, compared to $42.0 million for the year ended December 31, 2009. The increase of $2.0 million was due largely to: (1) cost-of-living and merit increases; (2) an increase in the Bank’s average headcount (which rose from 192 employees in 2009 to 200 employees in 2010); and (3) increased expenses related to the Bank’s short-term incentive compensation plan (known as the Variable Pay Program). The increase in expenses relating to the Variable Pay Program was due to a higher level of goal achievement in 2010 (as compared to 2009). These increases in compensation expense were partially offset by a $1.0 million year-over-year decrease in expenses associated with the Pentegra DB Plan (in 2009, the Bank made a $7.5 million supplemental contribution to the Pentegra DB Plan for the reason cited above).
Other operating expenses for the years ended December 31, 2011, 2010 and 2009 were $28.0 million, $28.7 million and $28.9 million, respectively.
The small decrease in other operating expenses from 2010 to 2011 resulted from offsetting increases and decreases in many of the Bank’s other operating expenses, none of which were individually significant.
The small decrease in other operating expenses from 2009 to 2010 was due to approximately $4.2 million of grants that were made under various programs in 2009. Similar grants were not made in 2010. Other operating expenses for 2009 included approximately $1.2 million and $0.4 million of grants that were funded under the Bank’s Homebuyer Equity Leverage Partnership (“HELP”) program and its Special Needs Assistance Program (“SNAP”), respectively. These one-time, special fundings were in addition to the monies that were set aside for these programs under the Bank’s AHP. SNAP is designed to assist income-qualified special needs households with home rehabilitation and modification costs while the Bank’s HELP program provides down payment and closing cost assistance to income-qualified first-time homebuyers. In addition, during the first half of 2009, the Bank disbursed approximately $2.6 million of special disaster relief grants for homes and businesses affected by Hurricanes Gustav and Ike. The offsetting increase in other operating expenses of $4.0 million in 2010 was attributable to general increases in many of the Bank’s other operating expenses including, but not limited to, increased costs relating to third-party validations of both internal and external models and the increased use of third-party pricing services.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $2.3 million, $1.9 million and $1.9 million in 2011, 2010 and 2009, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $4.7 million, $2.9 million and $2.4 million, respectively. The increase in the Finance Agency's assessment from 2010 to 2011 was due in large part to costs associated with (1) the operation of the Finance Agency's recently established Office of Inspector General and (2) the consolidation of the Finance Agency's office facilities.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock) and, prior to the third quarter of 2011, after the REFCORP assessment described below, to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2011, 2010 and 2009, the Bank’s AHP assessments totaled $5.3 million, $11.6 million and $16.5 million, respectively.
Also as required by statute, each FHLBank was obligated through the second quarter of 2011 to contribute 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. The FHLBanks were required to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity was April 15, 2030. The Bank's REFCORP assessment was computed by subtracting its AHP assessment from reported income before assessments and multiplying the result by 20 percent. During the years ended December 31, 2011, 2010 and 2009, the Bank charged $4.5 million, $26.2 million and $37.0 million, respectively, of REFCORP assessments to earnings. For the fourth quarter of 2008, the Bank and certain of the other FHLBanks requested refunds of amounts paid for the year ended December 31, 2008 that were in excess of their calculated annual obligations. Based on its calculated annual obligation for the year ended December 31, 2008, the Bank was due $16.9 million as of December 31, 2008; such amount was credited against amounts due for the Bank’s 2009 REFCORP assessments.
On August 5, 2011, the Finance Agency certified that the payments made to REFCORP in July 2011 (which were derived from the FHLBanks’ earnings for the second quarter of 2011) were sufficient to fully satisfy the FHLBanks' obligations to REFCORP. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks. From time to time, the Bank also invests in reverse repurchase agreements, short-term commercial paper (all of which is issued by highly rated entities) and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, $1.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, a $0.5 billion overnight reverse repurchase agreement and $35 million of overnight federal funds sold to another FHLBank.
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
As discussed in Part I Item 1A - Risk Factors (beginning on page 25 of this report), during the third quarter of 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ with a negative outlook and, as a result, it lowered the long-term credit rating of the FHLBank System’s consolidated obligations and the long-term counterparty credit ratings of 10 FHLBanks, including the Bank, from AAA to AA+ with a negative outlook. The long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. To date, S&P's downgrades of the Bank's long-term counterparty credit rating and the long-term credit rating of the FHLBank System's consolidated obligations have not had any impact on the Bank's ability to access the capital markets, nor have such ratings actions had any noticeable impact on the Bank's funding costs. While there can be no assurances about the future, management does not currently expect these ratings actions to have a material impact on the Bank in the foreseeable future.
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
The 12 FHLBanks and the Office of Finance are parties to the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”). The Contingency Agreement and related procedures are designed to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations ("Plan COs") directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. The direct placement by a FHLBank of consolidated obligations with another FHLBank is permitted only in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. Through the date of this report, no Plan COs have ever been issued pursuant to the terms of the Contingency Agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2011, the Bank assumed consolidated obligation bonds from the FHLBank of New York with par amounts totaling $150 million. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2010 or 2009.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2011, the Bank’s estimated operational liquidity requirement was $1.4 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $9.7 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2011, the Bank’s estimated contingent liquidity requirement was $3.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.2 billion.
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
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2011.
CONTRACTUAL OBLIGATIONS
(In millions of dollars)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$9,467.9	$6,556.7	$1,163.3	$2,740.5	$19,928.4
Mandatorily redeemable capital stock	3.0	1.3	10.7	—	15.0
Operating leases	0.3	0.1	—	—	0.4
Purchase obligations
Advances	166.5	52.6	—	—	219.1
Letters of credit	2,935.0	300.5	61.8	23.8	3,321.1
Pension and post-retirement	4.7	0.2	0.3	0.7	5.9
Total contractual obligations	$12,577.4	$6,911.4	$1,236.1	$2,765.0	$23,489.9
The table above excludes derivatives and obligations (other than consolidated obligation bonds) with contractual payments having an original maturity of one year or less. The distribution of long-term debt is based upon contractual maturities. The actual repayments of long-term debt could be impacted by factors affecting redemptions such as call options.
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2011, excess stock held by the Bank’s members and former members totaled $229.4 million, of which $10.2 million was classified as mandatorily redeemable.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock”) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described below. For reasons of safety and soundness, the Finance Agency may require the Bank, or any other FHLBank, to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.
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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence level. Simulations of over 400 historical market interest rate scenarios dating back to January 1978 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the fourth worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence level). The hypothetical deterioration in market value of equity derived under the methodology described above typically represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2011, the Bank’s credit risk, market risk and operations risk capital requirements were $180 million, $85 million and $79 million, respectively. These requirements were $159 million, $151 million and $93 million, respectively, at December 31, 2010.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2011 or December 31, 2010. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2011, the Bank was in compliance with all of its regulatory capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2011 and 2010.
REGULATORY CAPITAL REQUIREMENTS
(In millions of dollars, except percentages)

	December 31, 2011		December 31, 2010
	Required	Actual	Required	Actual
Risk-based capital	$344	$1,765	$403	$2,061
Total capital	$1,351	$1,765	$1,588	$2,061
Total capital-to-assets ratio	4.00%	5.23%	4.00%	5.19%
Leverage capital	$1,688	$2,648	$1,985	$3,092
Leverage capital-to-assets ratio	5.00%	7.84%	5.00%	7.79%
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets ratio of 4.1 percent, higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. The Bank's minimum capital-to-assets ratio is subject to change by the Bank as it deems appropriate, subject to the Finance Agency’s requirements. The Bank was in compliance with its minimum capital-to-assets ratio at all times during the years ended December 31, 2011, 2010 and 2009.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. To understand the Bank’s financial position and results of operations, it is important to understand the Bank’s most significant accounting policies and the extent to which management uses judgment and estimates in applying those policies. The Bank’s critical accounting policies and estimates involve the following:

•	Derivatives and Hedging Activities;

•	Estimation of Fair Values;

•	Other-Than-Temporary Impairment Assessments; and

•	Amortization of Premiums and Accretion of Discounts Associated with Mortgage-Related Assets.
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

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and, on occasion, floor and forward rate agreements to manage its exposure to changes in interest rates. Through the use of these derivatives, the Bank may adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments to achieve its risk management objectives. By regulation, the Bank may only use derivatives to mitigate identifiable risks. Accordingly, all of the Bank’s derivatives are positioned to offset interest rate risk exposures inherent in its investment, funding and member lending activities.
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
In all cases where the Bank is applying fair value hedge accounting, it is hedging interest rate risk through the use of interest rate swaps or caps. For those interest rate swaps and caps that are in fair value hedging relationships that do not qualify for the short-cut method of accounting, the Bank uses regression analysis to assess hedge effectiveness. Effectiveness testing is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the identified risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and to determine whether the hedge is expected to be highly effective in the future. Hedging relationships accounted for under the short-cut method are not tested for hedge effectiveness.
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
As of December 31, 2011, the Bank’s derivatives portfolio included $5.9 billion (notional amount) that was accounted for using the short-cut method, $22.2 billion (notional amount) that was accounted for using the long-haul method, and $14.7 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2010, the Bank’s derivatives portfolio included $6.8 billion (notional amount) that was accounted for using the short-cut method, $16.5 billion (notional amount) that was accounted for using the long-haul method, and $13.1 billion (notional amount) that did not qualify for hedge accounting.
Estimation of Fair Values
The Bank’s derivatives and investments classified as available-for-sale and trading are presented in the statements of condition at fair value. Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. U.S. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets and liabilities. The fair values of the Bank’s trading securities were determined using Level 1 inputs.
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts, optional advance commitments and investment securities classified as available-for-sale.
Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability. None of the Bank’s assets or liabilities that are recorded at fair value on a recurring basis were measured using Level 3 inputs.
The fair values of the Bank’s assets and liabilities that are carried at fair value are estimated based upon quoted market prices when available. However, some of these instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction (e.g., derivatives). In these cases, such values are generally estimated using a pricing model and inputs that are observable for the asset or liability, either directly or indirectly. For its derivatives, the Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure such fair values are reasonable. In those limited cases where a pricing model is not used to value its derivatives, non-binding fair value estimates are obtained from dealers and corroborated using a pricing model and observable market data. The assumptions and inputs used have a significant effect on the reported carrying values of assets and liabilities and the related income and expense. The use of different assumptions/inputs could result in materially different net income and reported carrying values.
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the years ended December 31, 2011 and 2010, the Bank recorded total other-than-temporary impairment losses on certain of its non-agency RMBS classified as held-to-maturity. The fair values of these securities were estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities were classified as Level 3 measurements in the fair value hierarchy.

In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying ASC 815, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in LIBOR, the designated benchmark interest rate. For most of these instruments (other than the Bank’s MBS holdings, as described below), such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves and volatilities) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
To value its available-for-sale debentures and its held-to-maturity MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.
Recently, the Bank conducted reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures. In addition, while the vendors' proprietary models are not available for review by the Bank, the Bank reviewed for reasonableness the underlying inputs and assumptions for a sample of securities that were priced by each of the four vendors.
Prior to December 31, 2011, the Bank established a price for each security using a formula that was based upon the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds based on security type. Computed prices within these established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates.
Effective December 31, 2011, the Bank refined its method for estimating the fair values of its available-for-sale securities and its held-to-maturity MBS holdings. The Bank's refined valuation technique first requires the establishment of a “median” price for each security using the same formula-driven price described above. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of December 31, 2011 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process described below and compared such yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
As of December 31, 2011, four vendor prices were received for substantially all of the Bank's available-for-sale debentures and held-to-maturity MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. The refinement to the valuation technique did not have a significant impact on the estimated fair values of the Bank's available-for-sale securities or its held-to-maturity MBS holdings as of December 31, 2011. Based on the Bank's reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values of these securities.
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
In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at December 31, 2011. The results of that more stressful analysis are presented on page 54 of this report.
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
Amortization of Premiums and Accretion of Discounts Associated with Mortgage-Related Assets
The Bank estimates prepayments for purposes of amortizing premiums and accreting discounts associated with its MBS holdings. Under U.S. GAAP, premiums and discounts are required to be recognized in income at a constant effective yield over the life of the instrument. Because actual prepayments often deviate from the estimates, the Bank periodically recalculates the effective yield to reflect actual prepayments to date and anticipated future prepayments. Anticipated future prepayments are estimated using an externally developed mortgage prepayment model. This model considers past prepayment patterns; historical, current and projected interest rate environments; and historical changes in home prices, among other factors, to predict future cash flows.
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
As of December 31, 2011, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $0.3 million and $79.4 million, respectively. At that date, the carrying values of these investment securities totaled $0.5 billion and $3.5 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2011, 2010 and 2009:
Investments
(dollars in thousands)

	Carrying Value at December 31,
	2011	2010	2009
Trading securities
Mutual fund investments related to employee benefit plans	$6,034	$5,317	$4,034
Total trading securities	6,034	5,317	4,034
Available-for-sale debentures
U.S. government guaranteed obligations	54,865	—	—
Government-sponsored enterprises	4,647,771	—	—
Other	225,061	—	—
Total available-for-sale debentures	4,927,697	—	—
Held-to-maturity securities
U.S. government guaranteed obligations	45,342	51,946	58,812
State or local housing agency obligations	—	—	2,945
Mortgage-backed securities
U.S. government guaranteed obligations	16,692	20,038	24,075
Government-sponsored enterprises	6,109,080	8,096,361	10,837,865
Non-agency residential mortgage-backed securities	252,496	328,084	444,798
Non-agency commercial mortgage-backed securities	—	—	56,057
Total held-to-maturity mortgage-backed securities	6,378,268	8,444,483	11,362,795
Total held-to-maturity securities	6,423,610	8,496,429	11,424,552
Total securities	11,357,341	8,501,746	11,428,586
Interest-bearing deposits	223	208	233
Security purchased under agreement to resell	500,000	—	—
Federal funds sold	1,645,000	3,767,000	2,063,000
Loan to other FHLBank	35,000	—	—
Total investments	$13,537,564	$12,268,954	$13,491,819

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2011. Maturities are based on the contractual maturities of the securities.
INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
Mutual fund investments related to employee benefit plans	$6,034	$—	$—	$—	$6,034
Total trading securities	6,034	—	—	—	6,034
Available-for-sale debentures
U.S. government guaranteed obligations	—	10,019	44,846	—	54,865
Government-sponsored enterprises	—	467,629	4,103,239	76,903	4,647,771
Other	—	92,581	131,055	1,425	225,061
Total available-for-sale debentures	—	570,229	4,279,140	78,328	4,927,697
Held-to-maturity securities
U.S. government guaranteed obligations	—	1,521	24,037	19,784	45,342
Mortgage-backed securities
U.S. government guaranteed obligations	—	—	1,931	14,761	16,692
Government-sponsored enterprises	—	560	46,652	6,061,868	6,109,080
Non-agency residential mortgage-backed securities	—	—	45,426	207,070	252,496
Total held-to-maturity securities	—	2,081	118,046	6,303,483	6,423,610
Total securities	6,034	572,310	4,397,186	6,381,811	11,357,341
Interest-bearing deposits	223	—	—	—	223
Security purchased under agreement to resell	500,000	—	—	—	500,000
Federal funds sold	1,645,000	—	—	—	1,645,000
Loan to other FHLBank	35,000	—	—	—	35,000
Total investments	$2,186,257	$572,310	$4,397,186	$6,381,811	$13,537,564
Yields
Trading securities	1.91%	—%	—%	—%	1.91%
Available-for-sale debentures
U.S. government guaranteed obligations	—	0.80	1.94	—	1.73
Government-sponsored enterprises	—	1.10	1.97	2.86	1.90
Other	—	1.09	1.96	2.73	1.61
Yield on available-for-sale debentures	—	1.09	1.97	2.86	1.88
Held-to-maturity securities
U.S. government guaranteed obligations	—	3.26	1.08	0.57	0.93
Mortgage-backed securities
U.S. government guaranteed obligations	—	—	0.70	0.74	0.74
Government-sponsored enterprises	—	0.59	0.91	0.87	0.87
Non-agency residential mortgage-backed securities	—	—	0.74	0.60	0.63
Yield on held-to-maturity securities	—	2.54	0.88	0.86	0.86
Yield on total securities	1.91%	1.10%	1.94%	0.88%	1.30%
Other available-for-sale debentures consisted of securities with a fair value of $225,061,000 at December 31, 2011 that were issued by the Private Export Funding Corporation. GSEs were the only other issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2011.

Mortgage Loan Portfolio Analysis
The Bank’s outstanding mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2011 were as follows:
COMPOSITION OF LOANS
(In thousands of dollars)

	Year ended December 31,
	2011	2010	2009	2008	2007
Real estate mortgages	$162,645	$207,168	$259,617	$327,059	$381,468
Nonperforming real estate mortgages	$1,203	$1,254	$1,115	$370	$312
Real estate mortgages past due 90 days or more and still accruing interest(1)	$944	$857	$2,515	$2,295	$2,854
Interest contractually due during the year on nonaccrual loans	$78
Interest actually received during the year on nonaccrual loans	$29
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2011 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(In thousands of dollars)

	2011	2010	2009	2008	2007
Balance, beginning of year	$225	$240	$261	$263	$267
Chargeoffs	(33)	(15)	(21)	(2)	(4)
Balance, end of year	$192	$225	$240	$261	$263
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2011.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.2%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.0
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	13.2
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	71.7
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	1.9
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $98.7 million at December 31, 2011. These deposits mature as follows: $35.2 million in less than three months, $0.2 million in three to six months and $63.3 million in six to twelve months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2011, 2010 and 2009 is provided in the following table.
SHORT-TERM BORROWINGS
(In millions of dollars)

	December 31,
	2011	2010	2009
Consolidated obligation bonds
Outstanding at year end	$2,350	$1,250	$13,067
Weighted average rate at year end	0.13%	0.37%	0.59%
Daily average outstanding for the year	$1,490	$5,029	$16,787
Weighted average rate for the year	0.20%	0.47%	1.31%
Highest outstanding at any month end	$2,350	$13,120	$22,138
Consolidated obligation discount notes
Outstanding at year end	$9,799	$5,132	$8,762
Weighted average rate at year end	0.06%	0.15%	0.27%
Daily average outstanding for the year	$4,875	$4,794	$14,752
Weighted average rate for the year	0.08%	0.22%	1.40%
Highest outstanding at any month end	$9,799	$7,062	$21,926

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
Historically, the Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Because the Bank generally purchases mortgage-backed securities with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate related factors that pose a risk to the Bank’s future earnings. As recent liquidity discounts in the prices for the Bank's non-agency RMBS holdings indicate, these interest rate related factors may not necessarily be the same factors that are driving the market prices of the securities.
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
In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (many of which bear fixed interest rates and have relatively long maturities) available for members to borrow in the form of advances. Holding fixed rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with certain terms and features, and consolidated obligations with a different set of terms and features, the Bank typically converts both longer maturity assets and longer maturity liabilities to a LIBOR floating rate index, and attempts to manage the interest spread between the pools of floating rate assets and liabilities.
This process of intermediating the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is, as often as practical, to contemporaneously execute interest rate exchange agreements when acquiring longer maturity assets and/or issuing longer maturity liabilities in order to convert the cash flows to LIBOR floating rates. Doing so reduces the Bank’s interest rate risk exposure, which allows it to preserve the value of, and earn more stable returns on, members’ capital investment.
However, in the normal course of business, the Bank also acquires assets whose structural characteristics and/or size reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets include small fixed rate, fixed term advances; small fixed schedule amortizing advances; and floating rate mortgage-related securities with embedded caps. These assets require the Bank to employ risk management strategies in which the Bank hedges against aggregated risks. The Bank may use fixed rate, callable or non-callable debt or interest rate exchange agreements, such as fixed-for-floating interest rate swaps, floating rate basis swaps or interest rate caps, to manage these aggregated risks.

Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2010 through December 2011.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under U.S. GAAP. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on current estimated market prices, some of which reflect discounts that the Bank believes are largely related to credit concerns and a lack of market liquidity rather than the level of interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for REFCORP (through June 30, 2011) and AHP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. In addition, the Bank routinely performs projections of its future earnings over a rolling horizon that includes the current year and the next four calendar years under a variety of interest rate and business environments.
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2010 through December 2011. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2010	$2.187	$1.991	-8.96%	$2.324	6.26%	$2.099	-4.02%	$2.261	3.38%
January 2011	2.058	1.868	-9.23%	2.184	6.12%	1.973	-4.13%	2.126	3.30%
February 2011	2.042	1.850	-9.40%	2.123	3.97%	1.960	-4.02%	2.092	2.45%
March 2011	2.016	1.834	-9.03%	2.088	3.57%	1.938	-3.87%	2.058	2.08%
April 2011	1.840	1.687	-8.32%	1.899	3.21%	1.777	-3.42%	1.871	1.68%
May 2011	1.838	1.690	-8.05%	1.901	3.43%	1.776	-3.37%	1.868	1.63%
June 2011	1.872	1.719	-8.17%	1.943	3.79%	1.806	-3.53%	1.907	1.87%
July 2011	1.762	1.621	-8.00%	1.841	4.48%	1.701	-3.46%	1.801	2.21%
August 2011	1.807	1.698	-6.03%	1.885	4.32%	1.762	-2.49%	1.845	2.10%
September 2011	1.830	1.766	-3.50%	1.901	3.88%	1.811	-1.04%	1.863	1.80%
October 2011	1.753	1.683	-3.99%	1.829	4.34%	1.732	-1.20%	1.788	2.00%
November 2011	1.847	1.773	-4.01%	1.915	3.68%	1.821	-1.41%	1.876	1.57%
December 2011	1.888	1.791	-5.14%	1.977	4.71%	1.849	-2.07%	1.935	2.49%
____________________________________

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2010 through December 2011.
DURATION ANALYSIS
(Expressed in Years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2010	0.56	(0.39)	0.17	3.62	4.77	5.84	3.03	3.55
January 2011	0.56	(0.38)	0.18	3.75	4.99	6.00	3.08	3.80
February 2011	0.63	(0.44)	0.19	3.73	5.01	6.86	3.45	4.27
March 2011	0.65	(0.48)	0.17	3.43	4.78	6.62	2.76	3.75
April 2011	0.61	(0.47)	0.14	3.06	4.44	6.39	3.31	3.87
May 2011	0.66	(0.50)	0.16	3.15	4.22	5.93	3.91	4.15
June 2011	0.66	(0.49)	0.17	3.18	4.30	5.71	3.54	3.89
July 2011	0.59	(0.45)	0.14	3.20	4.26	5.61	3.98	4.04
August 2011	0.63	(0.51)	0.12	2.49	3.12	4.49	3.76	3.74
September 2011	0.61	(0.50)	0.11	0.01	2.10	3.35	3.93	3.97
October 2011	0.55	(0.59)	(0.04)	(0.14)	2.38	3.68	3.85	3.88
November 2011	0.55	(0.58)	(0.03)	0.02	2.17	3.34	3.52	3.59
December 2011	0.59	(0.55)	0.04	1.20	2.65	3.83	4.71	4.71
____________________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. In addition, during 2010, the Bank had a separate limit of 15 years for the 10-year maturity point key rate duration. In February 2011, the Bank eliminated the separate key rate duration limit for the 10-year maturity point and now includes the 10-year maturity point in its overall key rate duration limit. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2011.
Interest Rate Risk Components
The Bank manages the interest rate risk of a significant percentage of its assets and liabilities on a transactional basis. Using interest rate exchange agreements, the Bank pays (in the case of an asset) or receives (in the case of a liability) a coupon that is identical or nearly identical to the balance sheet item, and receives or pays in return, respectively, a floating rate typically indexed to LIBOR. The combination of the interest rate exchange agreement with the balance sheet item has the effect of reducing the duration of the asset or liability to the term to maturity of the LIBOR index, which is typically either one month or three months. After converting its longer maturity assets and liabilities to LIBOR, the Bank can then focus on managing the spread between the assets and liabilities while remaining relatively insensitive to overall movements in market interest rates.

Because individual assets and liabilities with longer maturities are typically converted to floating rates at the time they are acquired or issued, mismatches can develop between the reset dates for aggregate balances of floating rate assets and floating rate liabilities. The mismatch between the average time to repricing of the assets and the liabilities converted to floating rates in this manner can, however, cause the Bank’s duration of equity to fluctuate by as much as 0.50 years from month to month. While the realization of these reset timing differences is generally not material to the Bank’s results of operations under normal market conditions in which one-month and three-month LIBOR rates change in relatively modest increments, these reset timing differences can have a more significant impact during periods in which short-term LIBOR rates are volatile. As a result, the Bank analyzes these reset timing differences and periodically enters into hedging transactions, such as basis swaps or forward rate agreements, to reduce the risk they pose to the Bank’s periodic earnings.
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
In the normal course of business, the Bank may issue fixed rate advances in relatively small sizes (e.g., $1.0 — $5.0 million) that are too small to efficiently hedge on an individual basis. These advances may require repayment of the entire principal at maturity or may have fixed amortization schedules that require repayment of portions of the original principal each month or at other specified intervals over their term. This activity tends to extend the Bank’s duration of equity over time. To monitor and hedge this risk, the Bank periodically evaluates the amount of its unhedged advances and may issue a corresponding amount of fixed rate debt with similar maturities or enter into interest rate swaps to offset the interest rate risk created by the pool of fixed rate assets.
As of December 31, 2011, the Bank also held approximately $6.5 billion (par value) of floating rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank currently holds a total of $3.9 billion of stand-alone interest rate caps with strike rates ranging from 6.0 percent to 7.0 percent and maturities ranging from 2014 to 2016. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
Because the majority of the Bank’s floating rate debt is indexed to three-month LIBOR, the Bank’s portfolio of floating rate CMOs and other assets indexed to one-month LIBOR also presents risk to periodic changes in the spread between one-month and three-month LIBOR. To offset this risk, the Bank maintains a portfolio of basis swaps that convert three-month repricing debt to one-month repricing frequency.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2011, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2011, 2010 and 2009, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-55.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2011 and 2010.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$88,970	$81,187	$75,553	$77,238	$322,948
Net interest income	42,123	37,403	34,871	37,584	151,981
Other income (loss)
Credit component of other-than temporary impairment losses on held-to-maturity securities	(1,378)	(2,344)	(1,615)	(766)	(6,103)
Net gain (loss) on trading securities	129	45	(549)	316	(59)
Net gains (losses) on derivatives and hedging activities	(6,515)	(14,058)	(8,959)	5,000	(24,532)
Gain (loss) on other liabilities carried at fair value under the fair value option	(861)	4,994	6,508	1,391	12,032
Gains on early extinguishment of debt	369	46	—	—	415
Service fees and other, net	1,989	2,129	2,020	(4,808)	1,330
Other expense	20,157	19,148	19,166	18,948	77,419
AHP and REFCORP assessments	4,166	2,359	1,312	1,978	9,815
Net income	11,533	6,708	11,798	17,791	47,830

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$127,138	$129,019	$125,142	$98,610	$479,909
Net interest income	64,185	68,409	54,686	47,086	234,366
Other income (loss)
Credit component of other-than temporary impairment losses on held-to-maturity securities	(568)	(1,103)	(379)	(504)	(2,554)
Net gain (loss) on trading securities	119	(235)	303	272	459
Net gains (losses) on derivatives and hedging activities	(26,706)	1,288	(2,644)	10,323	(17,739)
Gain (loss) on other liabilities carried at fair value under the fair value option	—	—	124	(3,699)	(3,575)
Gains on early extinguishment of debt	—	—	176	264	440
Service fees and other, net	2,022	2,274	2,246	2,168	8,710
Other expense	17,832	17,023	17,229	25,458	77,542
AHP and REFCORP assessments	5,631	14,223	9,892	8,080	37,826
Net income	15,589	39,387	27,391	22,372	104,739
As discussed previously in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, changes in the fair values of the Bank’s stand-alone derivatives can be a source of considerable volatility in the Bank’s earnings. In aggregate, the recorded fair value changes in the Bank’s stand-alone derivatives were ($14.2 million) and ($37.7 million) during the second quarter of 2011 and the first quarter of 2010, respectively. The aggregate fair value changes associated with these derivatives were not as significant in the other quarterly periods presented.

During the fourth quarter of 2011, the Bank recorded a $6.7 million charge to settle a dispute related to the September 2008 bankruptcy of Lehman Brothers Special Financing, Inc. (“LBSF”). Prior to its bankruptcy, LBSF had served as one of the Bank’s derivative counterparties. The settlement amount is included in "service fees and other, net." For additional discussion, see Note 14 to the audited financial statements included in this annual report.
During the fourth quarter of 2011 and the fourth quarter of 2010, the Bank made supplemental contributions of $1.0 million and $5.2 million, respectively, to improve the funded status of its defined benefit pension plan. These contributions are included in other expense for those periods. The Bank's funded status is presented in Note 16 to the audited financial statements included in this annual report.
Beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment. For additional discussion, see Note 13 to the audited financial statements included in this annual report.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2011 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Pursuant to the Housing and Economic Recovery Act of 2008 (the “HER Act”), each FHLBank is governed by a board of directors of 13 persons or so many persons as the Director of the Finance Agency may determine. The HER Act divides directors of FHLBanks into two categories. The first category is comprised of “member” directors who are elected by the member institutions of each state in the FHLBank’s district to represent that state. The second category is comprised of “independent” directors who are nominated by a FHLBank’s board of directors, after consultation with its affordable housing Advisory Council, and elected by the FHLBank’s members at-large.
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 3, 2011, the Director of the Finance Agency designated that, for 2012, the Bank would have 9 member directors and 7 independent directors. With respect to the director elections that the Bank conducted during calendar year 2011, for terms beginning January 1, 2012, the order designated that one member director would be elected in Texas and two independent directors would be elected.
The term of office of each directorship commencing on or after January 1, 2009 is four years, except as was adjusted by the Finance Agency in order to achieve a staggered board of directors (such that approximately one-fourth of the terms expire each year). All of the directors that were elected for terms beginning January 1, 2012 will serve four-year terms that will expire on December 31, 2015. Under prior law, directors served three-year terms.
Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2012, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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

2012 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 23, 2012):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Lee R. Gibson, Chairman (Member)	55	2002	2012	(a)(b)(c)(d)(e)(f)(g)
Mary E. Ceverha, Vice Chairman (Independent)	67	2004	2014	(a)(b)(c)(d)(e)(f)(g)
Patricia P. Brister (Independent)	65	2008	2015	(c)(e)(g)
James H. Clayton (Member)	60	2005	2014	(c)(f)(g)
C. Kent Conine (Independent)	57	2007	2013	(e)(f)
Julie A. Cripe (Member)	58	2010	2013	(a)(e)
Howard R. Hackney (Member)	72	2003	2012	(b)(c)
Charles G. Morgan, Jr. (Member)	50	2004	2013	(b)(d)(g)
James W. Pate, II (Independent)	62	2007	2013	(c)(f)
Joseph F. Quinlan, Jr. (Member)	64	2008	2012	(a)(d)(g)
Robert M. Rigby (Member)	65	2010	2015	(a)(d)
John P. Salazar (Independent)	69	2010	2015	(e)(f)
Margo S. Scholin (Independent)	61	2007	2012	(b)(d)
Anthony S. Sciortino (Member)	64	2003	2013	(c)(e)(g)
Darryl D. Swinton (Independent)	44	2011	2014	(b)(f)
Ron G. Wiser (Member)	55	2010	2014	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning Committee

(e)	Member of Government Relations Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive Committee
Lee R. Gibson is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2007. Mr. Gibson serves as Senior Executive Vice President and Chief Financial Officer of Southside Bank (a member of the Bank) and its publicly traded holding company, Southside Bancshares, Inc. (Tyler, Texas). He has served as Senior Executive Vice President of Southside Bank since February 2009. From 1990 to February 2009, he served as Executive Vice President of Southside Bank. Mr. Gibson has served as Senior Executive Vice President of Southside Bancshares, Inc. since February 2010. From 1990 to February 2010, he served as Executive Vice President of Southside Bancshares, Inc. Mr. Gibson has served as Chief Financial Officer of both Southside Bank and Southside Bancshares, Inc. since 2000. He also serves as a director of Southside Bank. Before joining Southside Bank in 1984, Mr. Gibson served as an auditor for Ernst & Young. Mr. Gibson currently serves as chairman of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks and he is a current member and immediate past chairman of the Council of Federal Home Loan Banks. He also serves on the boards of directors of the TJC Foundation and the Foundation of the East Texas Boy Scouts. Mr. Gibson is the immediate past president of the Executive Board of the East Texas Area Council of Boy Scouts. Mr. Gibson is Chairman of the Executive Committee of the Bank’s Board of Directors. He is a Certified Public Accountant.
Mary E. Ceverha is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since December 2005. From January 2005 to December 2005, she served as Acting Vice Chairman of the Board of Directors of the Bank. A civic volunteer who resides in Dallas, Texas, she has served as a director of the Bank since 2004. Ms. Ceverha is also a current director and past president of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, this not-for-profit organization coordinates fundraising and other activities relating to the construction of the Trinity River Project, a public works redevelopment project in Dallas, Texas. Previously, she served on the steering committee of the President’s Research Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the Greater Dallas Planning Council. Ms. Ceverha is also a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas, and she is a former Commissioner of the Dallas Housing Authority. From 1995 to 2004, she served on the Texas State Board of Health.

Ms. Ceverha currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. She also serves as Vice Chairman of the Executive Committee of the Bank’s Board of Directors.
Patricia P. Brister serves as President of St. Tammany Parish in Mandeville, Louisiana and has served in that capacity since October 2011. Since March 2006, she has served on the board of directors of Habitat for Humanity St. Tammany West and from March 2007 to March 2009 she served as chairman of the board of directors of Habitat for Humanity St. Tammany West. From January 2009 to September 2011, she served as Executive Director of the Northshore Business Council. In 2007 and 2008, Ms. Brister served as a director of Volunteers of America – Greater New Orleans. From June 2006 to January 2008, she served as the United States Ambassador to the United Nations Commission on the Status of Women. She previously served as a Councilwoman for St. Tammany Parish from 2000 to 2007 and is a past chairman of the Women’s Build Habitat for Humanity. From 1975 to 2000, Ms. Brister served as Secretary/Treasurer of Brister-Stephens, Inc., a privately owned mechanical contracting company in the New Orleans area. Ms. Brister currently serves as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. She previously served as a director of the Bank from 2002 to 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004.
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
C. Kent Conine serves as President of Conine Residential Group, Inc. and has served in that capacity since 1995. Based in Dallas, Texas, Conine Residential Group, Inc. is a privately held company that specializes in single-family home building and subdivision development and the construction, management and development of multifamily apartment communities. From 1997 to December 2011, Mr. Conine served on the board of directors of the Texas Department of Housing & Community Affairs ("TDHCA") and was chairman of the board of directors of TDHCA from 2009 to 2011. He is also a past president of the National Association of Home Builders. From July 2004 to February 2008, he served on the board of directors of NGP Capital Resources Company (“NGP”), a publicly traded financial services company that invests primarily in small and mid-size private energy companies. NGP is a registered investment company under the Investment Company Act of 1940, as amended. Mr. Conine currently serves as the Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
Julie A. Cripe serves as a board member, President and Chief Executive Officer of OMNIBANK, N.A. in Houston, Texas. Ms. Cripe has served as President since 1999 and as Chief Executive Officer since May 2007. She has served as a director of OMNIBANK, N.A, a member of the Bank, since 1992. From 1999 to May 2007, she also served as Chief Operating Officer of OMNIBANK, N.A. Since August 2007, Ms. Cripe has also served as a Vice President of Bancshares, Inc., OMNIBANK, N.A.’s privately held holding company. She currently serves on the board of directors of the ABA Housing Partners and is the chairman of the American Festival for the Arts. Ms. Cripe previously served as a board member of The Chaplaincy Fund, a support organization for chaplaincy programs at MD Anderson Hospital in Houston, Texas, and she is a past chairman of the Education Foundation Board of the ABA.
Howard R. Hackney is a director of Texas Bank and Trust Company in Longview, Texas (a member of the Bank). From 1995 until his retirement in May 2004, Mr. Hackney served as President of Texas Bank and Trust Company. Since May 2004, he has provided consulting services to Texas Bank and Trust Company. Since May 2005, Mr. Hackney has served on the board of directors of Martin Midstream GP LLC, the general partner of Martin Midstream Partners L.P., a publicly traded master limited partnership. From August 2006 to May 2009, he also served as an adjunct faculty member at LeTourneau University Business School. Mr. Hackney previously served on the boards of directors of the Good Shepherd Medical Center and the Sabine Valley MHMR Foundation. He previously served as Chairman of the Bank's Audit Committee from January 2007 through December 2011.
Charles G. Morgan, Jr. serves as a board member, President and Chief Executive Officer of Pine Bluff National Bank in Pine Bluff, Arkansas. Mr. Morgan joined Pine Bluff National Bank, a member of the Bank, in 1987 and has served as President and Chief Executive Officer since February 2006 and as a director since February 2005. From February 2005 to February 2006, he served as President and Chief Operating Officer and from 1997 to February 2005 he served as Executive Vice President. Since February 2011, Mr. Morgan has also served as President and Chief Executive Officer of Jefferson Bancshares, Inc., Pine Bluff National Bank’s privately held holding company. From February 2006 to February 2011, he served as President and Chief Operating Officer of the holding company. Mr. Morgan is a current board member and past vice chairman of both the Jefferson Hospital Association and the Jefferson Regional Medical Center. He is also a board member and past chairman of the Economic

Development Alliance of Jefferson County. Further, Mr. Morgan serves on the boards of directors of Hot Springs Bank & Trust, a member of the Bank, and Central Maloney, Inc., a privately owned manufacturing company. He previously served on the boards of directors of the Arkansas Bankers Association and the United Way of Southeast Arkansas and is a past chairman of the Greater Pine Bluff Chamber of Commerce. Mr. Morgan currently serves as Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
James W. Pate, II serves as Executive Director of the New Orleans Area Habitat for Humanity and has served in that capacity since 2000. He has worked with affiliates of Habitat for Humanity for over 20 years. Mr. Pate currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.
Joseph F. Quinlan, Jr. serves as Chairman of First National Bankers Bank (a member of the Bank) and as Chairman, President and Chief Executive Officer of its privately held holding company, First National Bankers Bankshares, Inc. (Baton Rouge, Louisiana) and has served in such capacities since 1984. From 2000 through March 2011, Mr. Quinlan also served as Chairman of the Mississippi National Bankers Bank, a former member of the Bank, and from 2003 through March 2011 he served as Chairman of the First National Bankers Bank, Alabama. Further, Mr. Quinlan served as a director of the Arkansas Bankers Bank, a former member of the Bank, from December 2008 through March 2011 and as its Chairman from February 2009 through March 2011. Mississippi National Bankers Bank, First National Bankers Bank, Alabama, and Arkansas Bankers Bank were merged into First National Bankers Bank on March 31, 2011. Since 2003, Mr. Quinlan has also served as Chairman of FNBB Capital Markets, LLC. He currently serves as Chairman of the Risk Management Committee of the Bank’s Board of Directors.
Robert M. Rigby serves as Market President of Liberty Bank in North Richland Hills, Texas (a member of the Bank) and has served in that capacity since August 2008. From 1998 to August 2008, he served as a director, President and Chief Executive Officer of Liberty Bank. Since August 2008, he has served as an advisory director for Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He currently serves as an advisory director for the Texas Tech University School of Banking and as an advisory director for the North Texas Special Needs Assistance Partners. In addition, Mr. Rigby serves as vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the ABA’s BankPac Committee and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees and he is a past chairman of the Northeast Tarrant Chamber of Commerce. Until recently, he also served on the board of directors of the Birdville ISD Education Foundation. Mr. Rigby currently serves as Vice Chairman of the Risk Management Committee of the Bank’s Board of Directors.
John P. Salazar is an attorney and director with the law firm of Rodey, Dickason, Sloan, Akin & Robb, P.A. in Albuquerque, New Mexico, where he specializes in real estate-related matters, including land use and development law. He has been with Rodey, Dickason, Sloan, Akin & Robb, P.A. since 1968 and has represented single-family residential and multifamily housing developers and builders. Mr. Salazar currently serves as chairman of the board of directors of the Inter-American Foundation. He also serves on the board of directors of the Greater Belen Economic Development Corporation and is a member of the Albuquerque Economic Forum, the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. Mr. Salazar previously served on the board of trustees of the Albuquerque Community Foundation. Further, he is a past board chairman of the Albuquerque Hispano Chamber of Commerce and the Greater Albuquerque Chamber of Commerce. Mr. Salazar currently serves as Vice Chairman of the Government Relations Committee of the Bank’s Board of Directors.
Margo S. Scholin is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specialized in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin joined Baker Botts L.L.P. in 1983 and was a partner from 1991 until her retirement in December 2010. She currently serves on the board of directors of the Susan G. Komen Foundation – Houston Affiliate. Ms. Scholin is a past chairman of the board of directors of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse. She currently serves as Vice Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.
Anthony S. Sciortino serves as Chairman, President and Chief Executive Officer of State-Investors Bank in Metairie, Louisiana. Mr. Sciortino joined State-Investors Bank, a member of the Bank, in 1975 and has served as Chairman since October 2008 and as a board member, President and Chief Executive Officer since 1985. Since July 2011, Mr. Sciortino has also served as Chairman, President and Chief Executive Officer of State Investors Bancorp, Inc., State-Investors Bank's newly formed publicly traded holding company. He currently serves on the board of directors of the Better Business Bureau of Greater New Orleans. Mr. Sciortino previously served as a board member and treasurer of the New Orleans Area Habitat for Humanity and he is a past chairman of the Community Bankers of Louisiana. He currently serves as Chairman of the Government Relations Committee of the Bank’s Board of Directors. Mr. Sciortino previously served as a director of the Bank from 1990 to 1996.

Darryl D. Swinton has served as the financial manager and business administrator for Better Community Development, Inc. in Little Rock, Arkansas since 1992. Since 1999, he has also served as that organization’s Director of Housing and Economic Development. Mr. Swinton served as a member of the Bank’s affordable housing Advisory Council from January 2005 through December 2010 and as the Advisory Council’s chairman from February 2009 through December 2010. In addition, he serves on the Executive Committee and as vice-chair of Housing Arkansas, on the Executive Committee and as public policy chair of the Arkansas Coalition of Housing and Neighborhood Growth for Empowerment and as chairman of the Community Housing Advisory Board for the City of Little Rock. Mr. Swinton currently serves as Vice Chairman of the Bank’s Audit Committee.
Ron G. Wiser serves as a director, President and Chief Executive Officer of Bank of the Southwest (a member of the Bank) and as a director and Secretary/Treasurer of its privately held holding company, New Mexico National Financial, Inc. (Roswell, New Mexico). He has served as President of Bank of the Southwest since 1996 and as its Chief Executive Officer since December 2003. Mr. Wiser also served as Chief Executive Officer of Bank of the Southwest from 1996 to November 2000. He has served as Secretary/Treasurer of New Mexico National Financial, Inc. and as a director of both companies since 1996. Mr. Wiser is a current board member and past president of the New Mexico Bankers Association and he currently serves on the Community Bankers Council of the ABA. Mr. Wiser is a Certified Public Accountant and he currently serves as Chairman of the Bank’s Audit Committee.
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that Mr. Gibson and Mr. Wiser each qualify as an “audit committee financial expert” as defined by SEC rules. The Bank is required by SEC rules to disclose whether Mr. Gibson and Mr. Wiser are “independent” and, in making that determination, is required to apply the independence standards of a national securities exchange or an inter-dealer quotation system. For this purpose, the Bank has elected to use the independence standards of the New York Stock Exchange. Under those standards, the Bank’s Board of Directors has determined that presumptively its member directors, including Mr. Gibson and Mr. Wiser, are not independent. However, Mr. Gibson and Mr. Wiser are independent under applicable Finance Agency regulations and under Rule 10A-3 of the Exchange Act related to the independence of audit committee members. For more information regarding director independence, see Item 13 – Certain Relationships and Related Transactions, and Director Independence.
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
In evaluating an independent director candidate (or a candidate to fill a vacancy in any member directorship), the Board of Directors considers factors that it has determined to be in the best interests of the Bank and its shareholders and which go beyond the statutory eligibility requirements, including the knowledge, experience, integrity and judgment of each candidate; the experience and competencies that the Board desires to have represented; each candidate’s ability to devote sufficient time and effort to his or her duties as a director; geographic representation in the Bank’s five-state district; prior tenure on the Board; the need to have at least two public interest directors from among the Bank’s independent directors; and any core competencies or technical expertise necessary to staff committees of the Board of Directors. In addition, the Board of Directors assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the Board’s ability to manage and direct the affairs and business of the Bank including, when applicable, to enhance the ability of committees of the Board to fulfill their duties.
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
Ms. Brister was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2012. She has served on the Bank’s Board of Directors since January 1, 2008 and previously served a three-year term on the Bank’s Board of Directors from January 2002 through December 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004. Ms. Brister has extensive experience in the areas of affordable housing, economic development, small business, government relations and policy-making. She currently serves as President of St. Tammany Parish. Ms. Brister is a current board member and past chairman of the Habitat for Humanity St. Tammany West and is a past chairman of the Women’s Build Habitat for Humanity. Previously, she served as a Councilwoman for St. Tammany Parish. She also co-owned and managed a small, privately held mechanical contracting company for 25 years.
Mr. Conine was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. He brings to the Board extensive knowledge of affordable housing, homebuilding, mortgage finance and government relations. Mr. Conine heads a company that specializes in the development of single-family and multifamily housing. In addition, he served as a director of the Texas Department of Housing and Community Affairs for the past 15 years. For the past 3 years, he served as chairman of the board of directors of TDHCA. He is also a past president of the National Association of Home Builders. Mr. Conine has testified before the U.S. Congress on proposed legislation regarding GSEs and he also served on the board of directors of another SEC registrant from July 2004 to February 2008.
Mr. Pate was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. Mr. Pate brings a combination of affordable housing/economic development expertise and legal training to the Board. He serves as Executive Director of the New Orleans Area Habitat for Humanity, the largest developer of low-income housing in New Orleans, and has worked with affiliates of Habitat for Humanity for over 20 years. As a former practicing attorney, Mr. Pate developed expertise in matters involving human resources and compensation.
Mr. Salazar was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2012. He has served on the Bank's Board of Directors since January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb, P.A. for over 40 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as chairman of the board of directors of the Inter-American Foundation and as a member of the board of the Greater Belen Economic Development Corporation. Mr. Salazar is also a member of the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. He has previously served on the boards of several other non-profit organizations that promote economic development, housing availability and/or housing finance.
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
Mr. Swinton was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2011. Mr. Swinton brings to the Board extensive experience in the areas of affordable housing, community development, small business and finance. He serves as the financial manager, business administrator and Director of Housing and Economic Development for Better Community Development, Inc. From January 2005 through December 2010, Mr. Swinton served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. From February 2009 through December 2010, he served as the Advisory Council’s chairman. Mr. Swinton currently serves on the boards of several non-profit organizations that promote housing and economic development.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 23, 2012). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Terry Smith	55	President and Chief Executive Officer	1986
Michael Sims	46	Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer	1998
Nancy Parker	59	Chief Operating Officer and Executive Vice President — Operations	1994
Ken Ferrara	61	Senior Vice President and Chief Risk Officer	2010
Paul Joiner	59	Senior Vice President and Chief Strategy Officer	1986
Tom Lewis	49	Senior Vice President and Chief Accounting Officer	2003

Terry Smith serves as President and Chief Executive Officer of the Bank and has served in such capacity since August 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of the Bank, responsible for the financial and risk management, credit and collateral, financial services, accounting, and information systems functions. Mr. Smith joined the Bank in January 1986 to coordinate the hedging and asset/liability management functions, and was promoted to Chief Financial Officer in 1988. He served in that capacity until his appointment as Chief Operating Officer in 1991. Mr. Smith currently serves as Vice Chairman of the Board of Directors of the FHLBanks’ Office of Finance and is the Chairman of that board’s Risk Committee. He also serves on the Council of Federal Home Loan Banks. Mr. Smith previously served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions and the Investment Committee for the Pentegra Defined Benefit Plan for Financial Institutions and is a past member and former chairman of the Audit Committee of the FHLBanks’ Office of Finance.
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
Nancy Parker serves as Chief Operating Officer and Executive Vice President — Operations. Ms. Parker has served as Chief Operating Officer since January 2010 and as Executive Vice President - Operations since April 2009. From January 1999 to April 2009, she served as Chief Information Officer. Ms. Parker oversees information technology, banking operations, credit services, human resources, internal controls and compliance, production support services, security, and property and facilities management. She joined the Bank in February 1987 as a Senior Systems Analyst, and was promoted to Financial Systems Manager in 1991, to Information Technology Director in 1993 and to Chief Information Officer in 1999. Ms. Parker served as a Vice President of the Bank from 1994 to 1996. She was promoted to Senior Vice President in 1996. In February 2005 and August 2008, Ms. Parker’s responsibilities were expanded to include banking operations and human resources, respectively. From April 2009 to September 2011, Ms. Parker had oversight responsibility for the Bank's risk management functions.
Ken Ferrara serves as Senior Vice President and Chief Risk Officer of the Bank with responsibility for the Bank's market risk and credit risk functions. Mr. Ferrara joined the Bank in January 2010 as Director of Credit Risk and was promoted to Vice President and Chief Risk Officer in December 2010 and to Senior Vice President in September 2011. Prior to joining the Bank, Mr. Ferrara served as a Senior Bank Examiner for the Federal Reserve Bank of New York from February 2008 to January 2010. From 2003 to 2006, Mr. Ferrara served as Senior Vice President for SunTrust Banks, Inc., where he had oversight responsibility for the institution's credit risk modeling and other credit risk functions. Prior to joining SunTrust Banks, Inc., Mr. Ferrara served in a number of senior risk management roles at several major financial institutions from 1986 to 2001.
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
The Board of Directors has also adopted a Code of Conduct and Ethics for Employees that applies to all employees of the Bank, including the Senior Financial Officers, and a Code of Conduct and Ethics and Conflict of Interest Policy for Directors that applies to all directors of the Bank (each individually a “Code of Conduct and Ethics” and together the “Codes of Conduct and Ethics”). The Codes of Conduct and Ethics embody the Bank’s commitment to unusually high standards of ethical and professional conduct. The Codes of Conduct and Ethics set forth policies on standards for conduct of the Bank’s business, the protection of the rights of the Bank and others, and compliance with laws and regulations applicable to the Bank and its employees and directors. All employees and directors are required to annually certify that they have read and complied with the applicable Code of Conduct and Ethics. A copy of the Code of Conduct and Ethics for Employees is available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Conduct and Ethics for Employees.” A copy of the Code of Conduct and Ethics and Conflict of Interest Policy for Directors is available on the Bank’s website by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Conduct and Ethics and Conflict of Interest Policy for Directors.” Information on the Bank's website does not constitute part of this report.

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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable the Bank to achieve its short- and long-term strategic business objectives. Historically, we have attempted to accomplish this goal through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 119. For 2011, our named executive officers were: Terry Smith, President and Chief Executive Officer; Michael Sims, Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer; Nancy Parker, Chief Operating Officer and Executive Vice President — Operations; Paul Joiner, Senior Vice President and Chief Strategy Officer; and Tom Lewis, Senior Vice President and Chief Accounting Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s responsibilities and individual performance and our overall business results. The Committee and Board of Directors have defined the competitive market for our executives (other than Mr. Smith) as the other 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) and non-depository financial services institutions with approximately $20 billion in assets as represented by broad-based survey data provided by the Economic Research Institute ("ERI"). Aside from the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based compensation, we purposely exclude this form of compensation from our comparative analyses because, as a cooperative whose stock can only be held by member institutions, we cannot offer equity-based incentives.
The Committee and Board of Directors believe that the most relevant competitive market for our President and Chief Executive Officer is the other 11 FHLBanks. As a result, only market data for the other FHLBanks is used in the competitive pay analysis for Mr. Smith. The Committee and Board of Directors believe that the other 11 FHLBanks represent the most relevant competitive market for Mr. Smith based on the unique nature of our business operations and our desire to retain Mr. Smith’s services given his tenure with us and his extensive knowledge of the FHLBank System. Generally, it has been our overall intent to provide total cash compensation, including targeted incentive opportunities, for Mr. Smith at or above the median compensation for the FHLBank Presidents. For our other executive officers, it has generally been our overall intent to provide total cash compensation, including targeted incentive opportunities, at or near the competitive market median for comparable positions.
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
Mr. Smith annually reviews the performance and has responsibility and authority for setting the base salaries of our other executive officers. The performance reviews for all of our executive officers are generally conducted in December of each year and salary adjustments, if any, are typically made on January 1 of the following year. While Mr. Smith shares his base salary recommendations (including supporting competitive market pay data and his assessments of each executive’s individual performance) with the Committee and the full Board, approval by the Committee or Board of Directors is not required.
Mr. Smith can make additional base salary adjustments at any time during the year if warranted based on compelling market data, job performance and/or other internal factors, such as a change in job responsibilities. In the absence of a promotion or a change in an officer’s job responsibilities, base salary adjustments on any date other than January 1 are rare.
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees, including our named executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (in which our named executive officers participate) and the plans for our Risk and Internal Audit Departments.
The Board of Directors is also responsible for approving our long-term incentive compensation plan, which we refer to as our LTIP. The LTIP provides a designated group of officers, including our named executive officers, with the opportunity to earn long-term incentive awards over successive three-year performance periods that commence annually. The Committee is responsible for recommending annually to the Board of Directors the approval of the LTIP for the next three-year plan cycle and the performance goals applicable to that plan’s three-year performance period.
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

The Finance Agency requires us to provide a minimum of four weeks’ advance notice of pending actions to be taken by our Board of Directors or President and Chief Executive Officer with respect to any aspect of the compensation of one or more of our executive officers. As part of the notification process, we are required to provide the proposed compensation actions and any supporting materials, including studies of comparable compensation. We have fully complied with this notification requirement.
Use of Compensation Consultants and Surveys
Annually, we engage one or more independent compensation consultants to help ensure that the elements of our executive compensation program are both competitive and targeted at or near market-median compensation levels.
In August 2010, the Committee and Board of Directors engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) to conduct the annual competitive market analysis of Mr. Smith’s total direct compensation, defined for 2011 as base salary plus short- and long-term incentive compensation, taking into consideration the competitive market pay data for the 12 FHLBank Presidents as provided by the 2010 FHLBank Key Position Compensation Survey conducted by Reimer Consulting. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.
Also in August 2010, we engaged Pearl Meyer to conduct a competitive market pay study for our other named executive officers in connection with the determination of their compensation for 2011. Pearl Meyer utilized compensation and specific salary survey data provided by ERI, a recognized leader in survey analyses and web-based collection of compensation survey data. The ERI database consists of both proxy statement information and a compilation of compensation data obtained from numerous sources, including subscriber-provided data and purchased surveys. While the information gathered from proxy statements can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Pearl Meyer used ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”). This SIC code is comprised of the following primary sub-categories: 611 — Federal and Federally-sponsored Credit Agencies; 614 — Personal Credit Institutions; 615 — Business Credit Institutions; and 616 — Mortgage Bankers and Brokers. There were in excess of 200 institutions in the database for non-depository credit institutions (SIC code 6100) at the time the analysis was conducted. Using regression analysis, the ERI software database enabled Pearl Meyer to statistically approximate the competitive market survey data for the requested executive positions at non-depository financial services institutions with approximately $20 billion in assets.
Mr. Smith utilized the information provided by the Pearl Meyer study and the results of the 2010 FHLBank Key Position Compensation Survey when making his compensation decisions for our named executive officers for 2011. For those positions that did not allow for precise comparisons, Mr. Smith made subjective adjustments based on his experience and general knowledge of the competitive market.
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
In response to this guidance, the Committee engaged McLagan Partners to provide insight and analysis as it considered the framework for a long-term incentive compensation plan for our executive officers, among others. On April 25, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved our initial LTIP (the "2010 LTIP"), subject to the Finance Agency’s review. The Finance Agency’s review period expired on May 28, 2010 and we did not receive an objection to the 2010 LTIP. The 2010 LTIP was retroactively effective as of January 1, 2010 and it covers the three-year performance period that will end on December 31, 2012.

On December 20, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved our 2011 LTIP, subject to the Finance Agency's review. On July 21, 2011, the Finance Agency provided comments to the Committee regarding the 2011 LTIP. In response to those comments, the Board, acting upon a recommendation from the Committee, approved certain modifications to the 2011 LTIP on August 5, 2011. On September 22, 2011, the Finance Agency informed us that it did not object to the revised 2011 LTIP. The 2011 LTIP was retroactively effective as of January 1, 2011 and it covers the three-year performance period that will end on December 31, 2013.
In connection with the approvals of the 2010 LTIP and the 2011 LTIP, the Board of Directors modified the formulas that will be used to compute awards under our 2012 VPP and 2013 VPP, respectively, as it relates to our named executive officers and the other designated LTIP participants. These modifications will reduce the amounts that can be earned under our VPP such that the LTIP participants’ combined annual incentive opportunities (relating to both short-term and long-term incentives) will remain substantially the same as they have been historically under our VPP with certain exceptions. Among other things, the 2010 LTIP provides for additional incentive payments equal to either 5 percent or 10 percent of a participant’s base salary if certain achievement levels are met and the 2011 LTIP provides for additional incentive payments equal to either 10 percent or 15 percent of a participant's base salary if certain achievement levels are met. The implementation of the 2010 LTIP and the 2011 LTIP did not affect the operation of our VPP for 2010 or 2011. For details regarding the operation of our LTIP and, in particular, the 2011 LTIP, please refer to the section entitled “Grants of Plan-Based Awards” beginning on page 120 of this report.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that comprise our overall compensation program for executive officers.
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
In establishing Mr. Smith’s base salary for 2011, the Committee and Board of Directors took into consideration his individual job performance, our overall corporate operating goal achievement in 2010, his contributions to the FHLBank System, the competitive market pay data obtained from the 2010 FHLBank Key Position Compensation Survey and an analysis of that data provided by Pearl Meyer. The results of the competitive pay analysis showed that Mr. Smith’s base salary remained within the top quartile of the base salaries paid to the 12 FHLBank Presidents. Taking all of the factors enumerated above into consideration, Mr. Smith’s base salary was increased by 2.1 percent in June 2011, retroactive to January 1, 2011.
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
In setting the base salaries of our named executive officers for 2011, Mr. Smith considered the competitive market pay data from the various sources referred to above and each officer’s individual performance. The competitive market data for 2010 indicated that the named executive officers’ base salaries were within a range of plus or minus: (a) 22 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 14 percent of the market median for the FHLBanks. Based on this data and in an effort to bring certain executives’ base salaries more in line with comparable FHLBank positions, Mr. Smith gave Mr. Sims and Ms. Parker above standard merit increases for 2011 (6.49 percent and 6.67 percent, respectively), while Mr. Joiner received a standard merit increase (3.25 percent) and Mr. Lewis received slightly less than a standard merit increase (2.50 percent). In establishing the base salaries for Mr. Sims and Ms. Parker, Mr. Smith factored in additional adjustments that were contemplated at the time he promoted each of them to Executive Vice President in April 2009.
The base salaries of our named executive officers for 2011, 2010 and 2009 are presented in the Summary Compensation Table on page 119.

Short-Term Incentive Compensation
All of our regular, full-time employees participate in our VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). Potential individual award percentages vary based upon an employee’s job grade level and are higher for those persons serving as senior officers of the Bank. Our VPP provides for substantially the same method of allocation of benefits between management and non-management participants, except for Mr. Smith, certain members of our sales staff and, beginning in 2010, both management and non-management employees in our Risk and Internal Audit Departments. Other than Mr. Smith, none of the employees identified in the preceding sentence serve as an executive officer with the exception of Ken Ferrara, our Senior Vice President and Chief Risk Officer. For 2010 and 2011, the objectives for both management and non-management employees in our Risk and Internal Audit departments, as well as certain members of our sales staff, differed from those that applied to all of our other employees, including our named executive officers. Among other things, the VPP plans for employees in our Risk and Internal Audit departments do not include a corporate profitability component.
Award payments under the VPP that applies to our named executive officers (and all of our other employees other than those identified above) depend upon the extent to which we achieve a corporate profitability objective and a number of corporate operational goals that are aligned with our long-term strategic business objectives, as well as the extent to which individual employees achieve specific individual goals and whether they achieve satisfactory performance appraisal ratings. The corporate profitability and operational goals are established annually by the Board of Directors, and individual employee goals are established mutually by management and employees at the beginning of each year.
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
For 2011, we used the following formula to calculate annual VPP award payments for all of our named executive officers except Mr. Smith:

Base Salary as of 1/1/11	X	Employee’s Maximum Potential Award Percentage	X	Profitability Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	Individual Goal Achievement Percentage

For Mr. Smith, 75 percent of his potential VPP award is derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent is based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective. The formula used to calculate Mr. Smith’s 2011 VPP award is set forth below:

75%	X	Base Salary as of 1/1/11	X	Maximum Potential Award Percentage	X	Profitability Goal Achievement Percentage	X	Corporate Operating Goal Achievement Percentage

plus

25%	X	Base Salary as of 1/1/11	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage

The amount of the VPP award pool that is potentially available for cash incentives depends upon the extent to which our corporate profitability objective is achieved within pre-established minimum and maximum levels. At the minimum level, 10 percent of the award pool is potentially available, and at the maximum level, 100 percent of the award pool is potentially available. Between the minimum and maximum levels, the profitability objective operates on a sliding scale. If we fail to achieve our minimum profitability objective, then no VPP award pool is available. If we exceed the maximum profitability objective, there is no additional increase in the amount of the potential VPP award pool. In years prior to 2011, 50 percent of the award pool was potentially available at the minimum level. Based upon comments provided to the Committee and the Board of Directors by the Finance Agency, the range between the minimum and maximum profitability objectives was expanded in 2011 (by reducing the minimum profitability objective) and the percentage of the award pool that is potentially available at the minimum level was reduced.
Our corporate profitability objective is expressed (in basis points) as the excess, if any, of the return on our average capital stock over the average effective federal funds rate for the year. For instance, a minimum profitability objective of 0 basis points would mean that in order to meet that objective we would need to achieve a rate of return on our average capital stock equal to the average effective federal funds rate for the year. In calculating our return on capital stock, net income for the year (excluding unrealized gains and losses on derivatives and hedging activities, unrealized gains and losses on optional advance commitments carried at fair value under the fair value option, and interest expense on mandatorily redeemable capital stock) is divided by our average outstanding capital stock (including mandatorily redeemable capital stock).
In determining the minimum and maximum levels for our 2011 profitability objective, the Board of Directors considered factors such as the current interest rate environment, the business outlook, the Finance Agency's comments and direction, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at our target rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2011, our Board of Directors established the minimum and maximum corporate profitability objectives at 25 basis points and 350 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 411 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our maximum corporate profitability objective for 2011 due in large part to our ability during the year to reduce members' minimum investment requirements as a result of our favorable capital position and our decision mid-year to invest in U.S. agency and other highly rated debentures. Over the previous five years (2006-2010), we have exceeded our maximum corporate profitability objective for every year except 2006 (for 2006, we achieved 91.25 percent of our maximum corporate profitability objective).
For 2011, our corporate operating objectives fell into the following broad categories: (a) risk management; (b) maintaining our traditional business; (c) customer activity; and (d) economic and community development. Each corporate operating objective is assigned a specific percentage weight together with a “threshold,” “target” and “stretch” objective. The “threshold” objective represents a minimum acceptable level of performance for the year. The “target” objective reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective reflects outstanding performance that exceeds our long-term strategic objectives.
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

For 2011, the Board of Directors established 10 separate VPP corporate operating objectives, each of which had a specific percentage weight of 10 percent. As further set forth in the table below, the objectives relating to our risk management, traditional business, customer activity, and economic and community development comprised 30 percent, 30 percent, 10 percent and 30 percent, respectively, of our overall corporate operating goals.

2011 VPP Corporate Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Risk Management
1. Contribution to Retained Earnings from pre-ASC 815 net income	10%	$45	$50	$55	$51	8%
2. Maintain an Estimated Market Value of Equity (MVE) ≥ Par Value of Capital Stock *	10%	10 months	11 months	12 months	12 months	10%
3. Ensure that MVE Sensitivity in +/- 200 basis point scenarios ≤ -15 percent of Par Value of Capital Stock *	10%	10 months	11 months	12 months	12 months	10%
Maintaining the Traditional Business
1. Average Advances + Letters of Credit (LCs) excluding Wells Fargo and Comerica	10%	$19,000	$20,000	$20,500	$20,496	8%
2. Average Advances + LCs to 2011 CFIs	10%	$8,950	$9,450	$9,650	$9,768	10%
3. Average LCs Outstanding	10%	$3,850	$4,100	$4,350	$3,917	6%
Customer Activity
1. Total Credit Product Users	10%	700	720	740	756	10%
Economic and Community Development
1. Average CIP / EDP Advances / LCs Outstanding	10%	$1,550	$1,600	$1,650	$1,639	8%
2. Total CIP / EDP Advances / LC Users	10%	70	80	90	65	—%
3. CIP / EDP Projects Funded / Supported by Advances + LCs	10%	250	275	300	235	—%
Overall Corporate Operating Goal Achievement Percentage						70%
__________________________________
* Excludes impact of losses due to pre-12/1/09 private label residential MBS.
As shown above, we did not achieve the threshold objective for 2 of our 10 corporate operating objectives in 2011. These 2 objectives had a combined weighting of 20 percent. We attribute this primarily to members' higher liquidity levels, a reduction in the availability of subsidy funds from other sources and a general aversion for risk on the part of our members. We achieved the threshold, target or stretch objective for each of our other 8 corporate operating goals such that our overall corporate operating goal achievement rate for 2011 was 70 percent, which was below our target level of 80 percent. Over the previous five years, our overall corporate operating goal achievement was as follows: 2006 — 50 percent; 2007 — 90 percent; 2008 — 95 percent; 2009 — 57 percent; and 2010 — 69 percent.
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
The maximum award percentages under our 2011 VPP were 60 percent of base salary for Mr. Smith and 43.75 percent of base salary for the other named executive officers. The target award percentages for Mr. Smith and the other named executive officers were 51 percent and 35 percent, respectively. At the threshold level (defined for this purpose as 10 percent profitability achievement, 60 percent corporate operating goal achievement, and 100 percent individual goal achievement), the payout percentage for Mr. Smith would have been 17.7 percent of base salary, while the payout percentage for the other named executive officers would have been 2.625 percent of base salary. These award percentages are reviewed and approved annually by the Committee and Board of Directors with the intent that the target award opportunity is at or near the median for our defined competitive markets for Mr. Smith and our other named executive officers.
Except for Mr. Smith, each of our named executive officers has the same set of individual goals for purposes of our VPP. These “joint” senior management goals, which are more tactical in nature than our corporate operating goals, are reviewed and approved annually by Mr. Smith. In 2011, the named executive officers achieved 100 percent of their 11 joint senior management goals. Mr. Smith assesses the performance of Mr. Sims, Ms. Parker and Mr. Joiner annually using a performance appraisal form which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Mr. Sims assesses the performance of Mr. Lewis using this same performance appraisal form, which is then subject to review by Mr. Smith. Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2011, each of the named executive officers received at least a “Meets Expectations” performance rating.
Mr. Smith’s individual goal achievement for purposes of the VPP is derived from his performance appraisal, which is prepared jointly by the Chairman and Vice Chairman of the Board and the Chairman and Vice Chairman of the Committee. For 2011, his performance was assessed based on six broad areas comprising 23 specific accountabilities relating to our strategic objectives and other matters of importance, which were approved by the Board of Directors. Mr. Smith’s individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2011, Mr. Smith received 89.38 points on his appraisal form, which resulted in an individual goal achievement percentage of 89.38 percent.
The possible VPP payouts to our named executive officers for 2011 are presented in the Grants of Plan-Based Awards table on page 120, while the actual VPP awards earned by these executives for 2011 are included in the Summary Compensation Table on page 119 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2011 is shown in the table below.

Name	Base Salary as of January 1, 2011 ($)	Award Component Percentage (%)	Maximum Potential Award Percentage (%)	Profitability Achievement Percentage (%)	Operating Goal Achievement Percentage (%)	Individual Goal Achievement Percentage (%)	2011 VPP Award ($)	2011 VPP Award as a Percentage of Base Salary (%)
Terry Smith	745,000	75.00%	60.00%	100.00%	70.00%		234,675
	745,000	25.00%	60.00%			89.38%	99,882
							334,557	44.91%
Michael Sims	410,000		43.75%	100.00%	70.00%	100.00%	125,563	30.63%
Nancy Parker	400,000		43.75%	100.00%	70.00%	100.00%	122,500	30.63%
Paul Joiner	286,000		43.75%	100.00%	70.00%	100.00%	87,588	30.63%
Tom Lewis	274,700		43.75%	100.00%	70.00%	100.00%	84,127	30.63%

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
In addition to our VPP, Mr. Smith has a $50,000 annual award pool that he can draw upon to pay discretionary bonuses to employees. In 2011, none of the named executive officers received a discretionary bonus.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year, including our named executive officers, participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2011, the maximum compensation limit was $245,000 and the maximum annual benefit limit was $195,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings.
This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees. We consider this benefit to be a critical element of our compensation program as it pertains to our named executive officers and other key tenured employees. Based on this belief, we have elected to provide a benefit under this plan that is at or near the market median for Mr. Smith and above the competitive market median for our other named executive officers.

The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 122-124 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2011 was $245,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2011, combined contributions to the plan could not exceed $49,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 28 different fund options. Based on their tenure with us, each of our named executive officers received in 2011 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 119 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2011” table.
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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 119 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2011” table. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 125-128.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that serves as an additional incentive for our named executive officers to remain with us. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Our intent with the SERP is to make up a portion of the pension benefit that is lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code. Each participant’s benefit under the SERP consists of contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to our named executive officers. Generally, benefits under the

SERP vest when the participant attains the “Rule of 70,” except that some of the amounts contributed on Mr. Smith’s behalf vested on January 1, 2010 and certain other amounts contributed on his behalf vest on January 1, 2016. A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2011, Mr. Smith, Ms. Parker and Mr. Joiner have met the Rule of 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement, except for some of the amounts contributed on Mr. Smith’s behalf which are payable to him upon his termination of employment for any reason. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
On December 29, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved an additional supplemental retirement benefit for Mr. Smith, subject to the Finance Agency's review. On May 25, 2011, the Finance Agency gave notice to us that it did not object to the establishment of this additional benefit. To implement the benefit, our SERP was amended to add a Group 4 account for the sole benefit of Mr. Smith. Mr. Smith's Group 4 benefits vest as of January 1, 2016 (when he will be 59 years old). The Board of Directors elected to add this additional supplemental retirement benefit as part of its retention strategy.
It is not our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan and, as a result, the SERP is expected to be less valuable to our named executive officers than some supplemental executive retirement plans offered by other comparable financial institutions in our defined competitive markets. As a percentage of their compensation, we expect the benefits from the plan (for amounts that vest upon attaining the Rule of 70) to be greater for Ms. Parker and Messrs. Sims, Joiner and Lewis than for Mr. Smith. We believe that the SERP (when coupled with our tax-qualified plan) helps us retain our named executive officers.
For details regarding the operation of Groups 1, 2, 3 and 4 of our SERP, the contributions we made in 2011, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 125.
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
We have a policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the Bank, Mr. Lewis currently accrues 160 hours of vacation leave per year while the other named executive officers each accrue 200 hours of vacation leave per year. The vacation payouts made to our named executive officers for 2011 are set forth in the “Components of All Other Compensation for 2011” table related to the Summary Compensation Table found on page 119.
We automatically buy back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy if their employment is terminated for any reason prior to the date on which the buy back is processed. The flex leave payouts made to our named executive officers for 2011 are set forth in the “Components of All Other Compensation for 2011” table related to the Summary Compensation Table on page 119.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We do not include, nor do we consider, these items in either our total direct compensation or total compensation analyses for our executive officers.

Perquisites and Tax Gross-ups
We provide a limited number of perquisites to our executive officers, which we believe are appropriate in light of the executives’ contributions to us. In 2011, we provided Mr. Smith with the use of a Bank-leased car and we paid for travel and meal costs associated with his spouse accompanying him to two out-of-town board functions and one in-town Board function. In addition, we reimbursed Mr. Smith for the incremental taxes associated with his use of the Bank-leased car. The perquisites for our other named executive officers are limited solely to payment of travel and meal costs associated with a spouse accompanying the officer to our out-of-town board meetings and in-town Board functions. In 2011, Mr. Joiner utilized this benefit for one out-of-town board meeting and one in-town Board function at a total incremental cost to the Bank of approximately $2,400. Historically, we have not attempted to compare these perquisites with those offered by companies in our defined competitive market.
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
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 128, the employment agreements provide for payments in the event that the named executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal of the employment agreement and we relieve the executive officer of his or her duties under the employment agreement prior to the expiration of the term of the agreement. As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. In 2011, neither we nor any of the executive officers gave a notice of non-renewal. Accordingly, an additional year was added to the unexpired term of each of the employment agreements. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements that are utilized by comparable companies, including the other FHLBanks that have elected to enter into executive employment agreements, and therefore advance our objective of retaining these executive officers.
2012 Compensation Decisions
The 2012 base salaries for our named executive officers are presented below (the percentage increase from the salaries in effect at December 31, 2011 is shown parenthetically):

Name	2012 Base Salary	Percentage Change From Previous Year
Terry Smith	$745,000	(No change — see discussion below)
Michael Sims	$422,300	(3.00 percent)
Nancy Parker	$412,000	(3.00 percent)
Paul Joiner	$294,750	(3.06 percent)
Tom Lewis	$283,000	(3.02 percent)

The Committee and Board of Directors engaged Pearl Meyer in August 2011 to conduct the annual competitive market analysis of Mr. Smith’s total cash compensation, taking into consideration the competitive market pay data for the 12 FHLBank Presidents as provided by the 2011 FHLBank Key Position Compensation Survey conducted by Reimer Consulting. The Board of Director’s recommendations with respect to Mr. Smith’s 2012 base salary, based in part on the results of Pearl Meyer’s analysis, are pending review by the Finance Agency.
Also in August 2011, we engaged Pearl Meyer to conduct a competitive market pay study for our other executive officers. In setting the base salaries of our executive officers for 2012, Mr. Smith considered the results of this study, which included the competitive pay data provided by the 2011 FHLBank Key Position Compensation Survey and the ERI survey data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”) with approximately $20 billion in assets. The competitive market data indicated that the named executive officers’ base salaries were within a range of plus or minus: (a) 20 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 21 percent of the market median for the FHLBanks. Based on this data, Mr. Smith gave Mr. Sims, Ms. Parker, Mr. Joiner and Mr. Lewis standard merit increases.

As discussed previously, the implementation of the Bank's LTIP did not affect the operation of our VPP for 2010 or 2011. However, beginning with the incentive awards for 2012 (to be paid in early 2013) and each year thereafter, the aggregate maximum awards that can be earned by a participant in a calendar year under both the VPP and the LTIP will be substantially the same as the maximum award that could have been earned under the VPP in years prior to 2012 (that is, 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers), with certain exceptions including, among others, the opportunity to earn additional incentive payments if specified LTIP thresholds are met. In order to effect this outcome in 2012, the results of the VPP goal achievement for 2012 and the LTIP goal achievement for the three-year performance period that ends on December 31, 2012 (the "2010-2012 Performance Period") will be weighted 65 percent and 35 percent, respectively, to determine the total incentive award payout for 2012 before any additional incentive payments or other adjustments under the 2010 LTIP. For purposes of the VPP and the LTIP, the calculations are based upon the executives' maximum potential award percentages.
If, for the 2010-2012 Performance Period, the overall LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her base salary in effect as of January 1, 2010. If the overall LTIP goal achievement for the 2010-2012 Performance Period is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 5 percent of his or her base salary in effect as of January 1, 2010.
For purposes of our 2012 VPP, the Board of Directors has established the Bank’s minimum corporate profitability objective at 25 basis points above the average effective federal funds rate and the maximum corporate profitability objective at 400 basis points above the average effective federal funds rate. In 2012, our profitability for purposes of the VPP will be calculated based upon 80 percent of our net income after taking into account the same exclusions that applied in 2011. This percentage equates to the portion of our reported net income that is allocated to unrestricted retained earnings. The Board of Directors has also established 10 separate VPP corporate operating objectives, each of which has a specific percentage weight of 10 percent. Similar to 2011, the operating objectives for 2012 fall into the following broad categories: risk management, maintaining our traditional business, customer activity, and economic and community development.
The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2012. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards for 2011; however, unlike the possible awards for 2011, the estimated possible VPP payouts for 2012 have been weighted as described above. For a discussion of the assumptions regarding the threshold, target and maximum VPP amounts, please refer to the Grants of Plan-Based Awards Table related to the 2011 VPP on page 120 and the narrative preceding that table. The estimated possible VPP payouts for Mr. Smith could increase depending upon the actions, if any, that the Committee and Board of Directors ultimately take with respect to his base salary for 2012.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2012 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	85,712	246,968	290,550
Michael Sims	7,205	96,073	120,092
Nancy Parker	7,030	93,730	117,163
Paul Joiner	5,029	67,056	83,820
Tom Lewis	4,829	64,383	80,478

For purposes of our 2010 LTIP, the Board of Directors established five performance goals, each of which has a specific percentage weight of 20 percent. The performance goals under the 2010 LTIP are based upon factors relating to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2010-2012 Performance Period.

The following table sets forth an estimate of the possible LTIP awards that can be earned by our named executive officers for the 2010-2012 Performance Period. With certain exceptions as described below, the amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards under the 2011 LTIP (for a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table related to the 2011 LTIP on page 122 and the narrative preceding that table). For purposes of the 2010 LTIP, the calculations are based upon the participants' base salaries in effect as of the beginning of the performance period whereas the calculations for the 2011 LTIP are based upon the participants' average base salaries during the three-year performance period. The target and maximum amounts set forth in the table below include the additional incentive payments equal to 5 percent and 10 percent, respectively, of the named executive officers' base salaries in effect as of January 1, 2010 (in the 2011 LTIP, the additional incentive award opportunities were increased to 10 percent and 15 percent, respectively, and are based upon the participants' average base salaries during the three-year performance period).

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

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
James W. Pate, II, Vice Chairman
Mary E. Ceverha
James H. Clayton
Lee R. Gibson
Howard R. Hackney
Anthony S. Sciortino

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2011, 2010 and 2009 of our President and Chief Executive Officer; our Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer, who has served as our principal financial officer since April 10, 2009; and our three other executive officers (collectively, our “named executive officers”). Prior to April 10, 2009, our Senior Vice President and Chief Accounting Officer served as our principal financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Terry Smith	2011	745,000	—	—	—	334,557	373,000	600,458	2,053,015
President/Chief Executive Officer	2010	730,000	—	—	—	322,291	175,000	477,986	1,705,277
	2009	715,000	—	—	—	279,279	288,000	470,690	1,752,969

Michael Sims	2011	410,000	—	—	—	125,563	384,000	101,560	1,021,123
Chief Operating Officer/EVP-Finance/	2010	385,000	—	—	—	116,222	189,000	112,372	802,594
Chief Financial Officer	2009	344,583	—	—	—	82,294	214,000	96,151	737,028

Nancy Parker	2011	400,000	—	—	—	122,500	373,000	180,782	1,076,282
Chief Operating Officer/	2010	375,000	—	—	—	113,203	191,000	177,583	856,786
EVP-Operations	2009	334,583	—	—	—	79,800	337,000	147,062	898,445

Paul Joiner	2011	286,000	—	—	—	87,588	361,000	46,695	781,283
SVP/Chief Strategy Officer	2010	277,000	—	—	—	83,619	188,000	79,273	627,892
	2009	267,500	—	—	—	66,708	318,000	109,795	762,003

Tom Lewis	2011	274,700	—	—	—	84,127	173,000	58,991	590,818
SVP/Chief Accounting Officer	2010	268,000	—	—	—	80,903	84,000	74,783	507,686
	2009	264,000	—	—	—	65,835	81,000	36,743	447,578
_______________________________________

(1)
Amounts for 2011, 2010 and 2009 represent VPP awards earned for services rendered in those years. These amounts were paid to the named executive officers in February 2012, March 2011 and February 2010, respectively.

(2)
Amounts reported in this column for 2011, 2010 and 2009 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such year in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 123-124. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2011, 2010 or 2009.

(3)	The components of this column for 2011 are provided in the table below.
Components of All Other Compensation for 2011

	Bank Contributions to Unvested Defined Contribution Plan (SERP) ($)	Bank Contributions to Vested Defined Contribution Plans
Name		401(k)/ Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	SERP ($)	Payouts for Unused Vacation ($)	Payouts for Unused Flex Leave ($)	Perquisites ($)		Tax Gross ups ($)		Total All Other Compensation ($)

Terry Smith	55,000	14,700	30,000	392,758	57,365	14,214	22,081	(1)	14,340	(2)	600,458
Michael Sims	53,163	14,700	9,900	—	20,532	3,265	*		—		101,560
Nancy Parker	—	14,700	9,300	123,450	26,185	7,147	*		—		180,782
Paul Joiner	—	14,700	2,460	24,280	—	5,255	*		—		46,695
Tom Lewis	38,688	14,700	1,782	—	—	3,821	*		—		58,991
_______________________________________
(1) Mr. Smith’s perquisites consisted of the use of a Bank-leased car and spousal travel and meal cost reimbursements in connection with some of our board functions.
(2) Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.
* Amounts were either less than $10,000 or zero.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2011. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (10 percent profitability achievement) and the threshold objective for each of our 10 corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the target objective for each of our 10 corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our 10 corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals and receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the VPP awards could have been less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 10 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made to the named executive officers under the VPP even if we have achieved some or all of our corporate operating goals and/or the executives have achieved some or all of their individual performance goals. The 2011 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 106 through 118.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2011 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	131,865	379,950	447,000
Michael Sims	10,763	143,500	179,375
Nancy Parker	10,500	140,000	175,000
Paul Joiner	7,508	100,100	125,125
Tom Lewis	7,211	96,145	120,181

Prior to 2010, VPP awards were the only plan-based awards granted to our executive officers. In 2010, our Board of Directors implemented a Long Term Incentive Plan (“LTIP”) that provides cash-based award opportunities based on the achievement of performance goals over successive three-year periods that commence annually (each a “Performance Period”) to employees of the Bank who have been designated by the Board of Directors to be participants in the LTIP. For the 2010 LTIP and the 2011 LTIP, the Board of Directors designated each of our named executive officers, among others, as participants in the plan.
Performance goals under the LTIP are established annually by the Board of Directors. Each performance goal under the LTIP is assigned a specific percentage weight together with a “threshold,” “target” and “maximum” achievement level except in the case where a goal relates to our overall performance in achieving our annual short-term VPP objectives, which is computed as the average percentage achievement in our VPP during the three-year Performance Period. For some goals, the threshold, target and maximum achievement levels may be the same. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). Unlike our VPP, LTIP achievement levels between threshold and target and between target and maximum are interpolated in a manner as determined by the Compensation and Human Resources Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall LTIP goal achievement. Generally, awards become vested under the LTIP if the performance goals for the three-year Performance Period have been satisfied and the participant is actively employed by us on the last day of the Performance Period. Awards are payable no later than March 15 of the year following the end of the Performance Period provided the Finance Agency has no objections.
The 2011 LTIP provides cash-based award opportunities based on the achievement of performance goals for the period from January 1, 2011 through December 31, 2013 (the "2011-2013 Performance Period"). The performance goals under the 2011

LTIP are based upon factors related to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2011-2013 Performance Period. Each performance goal has a specific percentage weight of 20 percent.
The implementation of the LTIP did not affect the operation of our VPP for 2011 (for awards that were paid in February 2012), nor did it affect the operation of our VPP for 2010 (for awards that were paid in March 2011). However, beginning with the incentive awards for 2012 (to be paid in early 2013) and each year thereafter, the aggregate maximum awards that can be earned by a participant in a calendar year under both the VPP and the LTIP will be substantially the same as the maximum award that could have been earned under the VPP in the absence of the LTIP (that is, 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers), with certain exceptions. In order to effect this outcome in 2013, the results of the 2013 VPP goal achievement and the 2011 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2013 before any additional incentives or other adjustments. For purposes of the 2011 LTIP, the calculations are based upon the participants' average base salaries during the 2011-2013 Performance Period and the executives’ maximum potential award percentages. The calculations for the 2013 VPP will be based upon the base salaries in effect at the beginning of that year and the participants' maximum potential award percentages.
The 2011 LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which could increase a participant’s total maximum incentive award payout (including both short- and long-term incentives) to an amount that is greater than the maximum award that historically could be earned under the VPP. If the overall 2011 LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary during the 2011-2013 Performance Period. If the overall 2011 LTIP goal achievement is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the 2011-2013 Performance Period. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final LTIP awards may be modified up or down at the Board of Director’s discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the 2011 LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2011 LTIP performance goals have been achieved, the Board of Directors will base its decision on the following qualifiers when deciding whether to approve payouts under the 2011 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2011-2013 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2011-2013 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody’s Investors Service ("Moody's") and Standard & Poors ("S&P").
On August 8, 2011, S&P lowered its long-term counterparty credit rating on us from AAA to AA+ with a negative outlook. This action was taken after S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ with a negative outlook. In the application of S&P's Government Related Entities criteria, our rating is constrained by the long-term sovereign credit rating of the United States. On August 2, 2011, Moody's confirmed its Aaa deposit rating on us and, at that time, assigned a negative outlook to the rating.
When assessing performance results and determining final LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals to ensure that the purpose of the LTIP is served.
The 2011 LTIP includes provisions that require forfeiture of awards in specified circumstances, including a determination by the Finance Agency that there is an unsafe or unsound practice or condition within a participant’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, and also subjects awards to cancellation if they are determined to be based on fraud or material financial misstatements. Further, the Board of Directors will utilize its discretion to reduce the amount of the 2011 LTIP awards for one or more of our named executive officers if during the 2011-2013 Performance Period it determines that: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) the submission of information to the Securities and Exchange Commission, the Federal Home Loan Banks Office of Finance, and/or the Finance Agency has not been provided in a timely manner; or (iii) we fail to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention.

The Board of Directors may amend or terminate the LTIP at any time in its sole discretion. Absent an amendment to the contrary, LTIP benefits that have vested prior to a termination of the LTIP will be paid at the times and in the manner provided for by the LTIP at the time of its termination.
The following table sets forth an estimate of the possible 2011 LTIP awards that can be earned by our named executive officers for the Performance Period that runs from January 1, 2011 through December 31, 2013. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our four 2011 LTIP goals that have specific objectives and that the average VPP achievement during the 2011-2013 Performance Period will equal 60 percent (60 percent overall LTIP goal achievement). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our four 2011 LTIP goals that have specific objectives and that the average VPP achievement during the 2011-2013 Performance Period will equal 80 percent (80 percent overall LTIP goal achievement). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our four 2011 LTIP goals that have specific objectives and that the average VPP achievement during the 2011-2013 Performance Period will equal 100 percent (100 percent overall LTIP goal achievement). The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the named executive officer’s average base salaries during the 2011-2013 Performance Period. For purposes of estimating the possible payouts under the 2011 LTIP, the average base salaries were computed based upon the assumption that the named executive officers' base salaries would remain unchanged in 2013 relative to 2012 (as the Board of Director's recommendations with respect to Mr. Smith's 2012 base salary are pending review by the Finance Agency, his salary is assumed for this purpose to remain constant over the three-year Performance Period). As a result, the estimated possible 2011 LTIP payments for the named executive officers could increase depending upon the actions, if any, that the Committee and Board of Directors ultimately take with respect to Mr. Smith's base salary for 2012 and 2013 and the actions, if any, that Mr. Smith takes in December 2012 with respect to the other named executive officers' base salaries for 2013. Similar to our VPP awards, the ultimate 2011 LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the 2011 LTIP payouts could be substantially less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the four 2011 LTIP goals that have specific objectives. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2011 LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2011 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	134,100	253,300	335,250
Michael Sims	54,889	115,005	154,211
Nancy Parker	53,550	112,200	150,450
Paul Joiner	38,303	80,254	107,614
Tom Lewis	36,781	77,064	103,336

PENSION BENEFITS
Our named executive officers and all other regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2011.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Terry Smith	Pentegra DB Plan	26.0	1,920,000	—
Michael Sims	Pentegra DB Plan	21.9	1,314,000	—
Nancy Parker	Pentegra DB Plan	24.8	2,269,000	—
Paul Joiner	Pentegra DB Plan	28.4	2,265,000	—
Tom Lewis	Pentegra DB Plan	8.9	487,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at age 60, the earliest age at which benefits are not reduced for our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2011 commence at age 60 and are discounted to December 31, 2011);

•	Discount rate of 4.40 percent (which is the rate upon which the annual contributions reported in our financial statements are based);

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
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2011, this amount was $195,000 at age 65). The annual pension benefit limit is less than $195,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2011, this amount was $245,000).
From time to time, the Internal Revenue Service will increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2012, the Internal Revenue Service increased the maximum compensation limit to $250,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $200,000 for 2012.
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
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2011 Internal Revenue Code limitation of $245,000 per year. In 2011, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.

The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2011, all of our named executive officers had accumulated 8.5 years of credited service at the 2 percent service accrual rate; the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2011, all of our named executive officers were fully vested in their accrued pension benefits.
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
As all of our named executive officers were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. As of December 31, 2011, all of our named executive officers were at least 45 years old and therefore were eligible for early retirement with reduced benefits. Because Mr. Smith, Ms. Parker and Mr. Joiner have met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 60. The early retirement reduction factor applicable to Messrs. Sims and Lewis is 3 percent for each year that the benefit is paid prior to reaching age 60, as neither of them has met the Rule of 70. As of December 31, 2011, the reductions for Mr. Smith, Mr. Sims, Ms. Parker, Mr. Joiner and Mr. Lewis would have been approximately 7.5 percent, 42 percent, 1.5 percent, 1.5 percent and 33 percent, respectively.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2011 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”). The term "NQDC Plan" refers to our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is currently divided into four groups (Group 1, Group 2, Group 3 and Group 4) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Terry Smith
NQDC Plan	2,040	30,000	181	30,218	93,786
SERP — Group 1	—	335,114	38,860	—	1,461,439
SERP — Group 3	—	57,644	3,106	—	620,961
SERP — Group 4	—	55,000	260	—	55,260
	2,040	477,758	42,407	30,218	2,231,446
Michael Sims
NQDC Plan	3,000	9,900	9	7,979	23,310
SERP — Group 1	—	53,163	8,905	—	291,451
	3,000	63,063	8,914	7,979	314,761
Nancy Parker
NQDC Plan	2,400	9,300	16	—	34,897
SERP — Group 1	—	123,450	18,784	—	635,583
	2,400	132,750	18,800	—	670,480
Paul Joiner
NQDC Plan	2,040	2,460	377	—	50,229
SERP — Group 1	—	24,280	13,923	—	347,533
	2,040	26,740	14,300	—	397,762
Tom Lewis
NQDC Plan	2,040	1,782	207	3,142	56,416
SERP — Group 1	—	38,688	3,466	—	146,513
SERP — Group 2	—	—	8	—	7,057
	2,040	40,470	3,681	3,142	209,986
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2011 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2011 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2011 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”

Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2011 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that either were reported in the summary compensation table for 2008, 2007 or 2006 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2011 (2011 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan in the past, the amounts presented exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

				Amounts Not Previously Distributed
	Amounts Reported in Summary Compensation Table			Reportable Compensation Related to Years Prior to 2009 ($)	Cumulative Earnings Excluded from Reportable Compensation ($)
Name	2011 ($)	2010 ($)	2009 ($)			Total ($)
Terry Smith	479,798	356,589	314,169	811,199	269,691	2,231,446
Michael Sims	66,063	76,434	49,005	85,003	38,256	314,761
Nancy Parker	135,150	134,953	110,294	207,336	82,747	670,480
Paul Joiner	28,780	52,584	79,121	152,444	84,833	397,762
Tom Lewis	42,510	24,337	20,778	95,158	27,203	209,986
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,040 (in years prior to 2011, the minimum annual deferral was $2,000). LTIP awards are not permitted to be deferred. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable. Based upon the length of service of our named executive officers, we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2011, the maximum compensation limit for qualified plans was $245,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
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

SERP
Our SERP was established primarily to provide supplemental retirement benefits to our named executive officers. As noted above, our SERP is currently divided into four groups (Group 1, Group 2, Group 3 and Group 4) based upon differences in participation, vesting characteristics and responsibility for investment decisions. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only one of whom is a named executive officer.
Group 1
All of our named executive officers participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he or she is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make future contributions to the Group 1 SERP. Participants are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to a participant is based solely on the contributions made by us on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant. Based upon his or her age and years of service with us as of December 31, 2011, Mr. Smith, Ms. Parker and Mr. Joiner are each fully vested in his or her Group 1 benefits. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If installment payments had previously been elected, the Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with the participant’s investment selections. If a participant dies before reaching age 62, his or her Group 1 account balance will be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Deferred Compensation Investment Committee.
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
Group 4
Group 4 was established solely for the benefit of Mr. Smith. We made an initial $55,000 contribution to Mr. Smith's Group 4 SERP account in 2011 and we are obligated to contribute $55,000 to his Group 4 SERP account in each of the calendar years 2012, 2013, 2014 and 2015. Mr. Smith's Group 4 benefits vest as of January 1, 2016 and become payable to him only upon his retirement or termination of employment. If, prior to January 1, 2016, Mr. Smith resigns, his employment is otherwise terminated for any reason other than death or disability, or he is removed from the Group 4 SERP, all of his Group 4 benefits will be forfeited. The provisions of the plan provide for accelerated vesting in the event of Mr. Smith's death or disability. Mr. Smith is not permitted to make contributions to the Group 4 SERP. The ultimate benefit to be derived by Mr. Smith from the Group 4 SERP is based solely on the contributions we make on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to him. In addition, we have the right at any time to amend or terminate the Group 4 SERP at our discretion, except that no amendment, modification or termination may reduce Mr. Smith's then vested Group 4 account balance. If Mr. Smith retires or his employment is otherwise terminated after January 1, 2016, or if he becomes disabled prior to January 1, 2016, the balance of his Group 4 SERP account will be paid in a lump sum distribution based on his preexisting election. If Mr. Smith dies prior to January 1, 2016, his Group 4 SERP account will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Mr. Smith directs the investment of his Group 4 account balance among the same mutual funds that are available to participants in our NQDC Plan. Mr. Smith can change his investment selections prospectively by contacting the administrator of our grantor trust. There are no limitations on the frequency and manner in which he can change his investment selections.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into employment agreements with each of the named executive officers. Each of the employment agreements provides that our employment of the named executive officer will continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for Cause (as discussed below); (4) termination by us for other than Cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with Good Reason (as discussed below). As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. Within 90 days before each anniversary of the Effective Date, either we or the executive officer may give a written notice of non-renewal and the term of the executive officer’s employment will no longer be automatically extended each year. In the event a notice of non-renewal is given by us or the executive, we may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his or her duties at any time during the unexpired term. In 2011, neither we nor any of the executive officers gave a notice of non-renewal. As a result, an additional year was added to the unexpired term of each of the employment agreements.
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
Under the terms of each employment agreement, in the event that the named executive officer’s employment with us is terminated either by the executive officer for Good Reason or by us other than for Cause, or in the event that either we or the executive officer gives notice of non-renewal and we relieve the executive officer of his or her duties under the employment agreement (each, a “Triggering Event”), the executive officer shall be entitled to receive the following payments (each, a “Termination Payment” and collectively, the “Termination Payments”):

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
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his or her termination is due to a death or disability or if he or she is otherwise vested, the executive’s Group 1 SERP account balance would become payable to the executive (or his or her beneficiary) either in a lump sum distribution or annual installment payments as described above. Further, in the case of Mr. Smith, his Group 3 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason and his Group 4 SERP account balance would become payable as a lump sum distribution if his employment with us is terminated due to death or disability. In the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason.
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

The following table sets forth the amounts (or, in the case of the pro rata portion of the 2010 and 2011 LTIP awards, an estimate of the amounts) that would have been payable to our named executive officers as of December 31, 2011 if a Triggering Event had occurred on that date. As of December 31, 2011, health care benefits continuation for these executive officers under our Reduction in Workforce Policy would have ranged from 6.5 months (in the case of Mr. Lewis) to one year (in the case of Ms. Parker and Messrs. Smith, Sims and Joiner). If the Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and the table below, a “sale”), then a pro rata portion of the named executive officers’ 2010 and 2011 LTIP awards would also have been payable on December 31, 2011. Because the achievement levels under our 2010 LTIP and 2011 LTIP are not determinable until the end of each of the three-year Performance Periods (i.e., December 31, 2012 in the case of the 2010 LTIP and December 31, 2013 in the case of the 2011 LTIP), the related amounts presented in the table below are estimates that were based solely on the assumption that a determination would have been made that the target objective for each of the goals (that have specific objectives) contained in our 2010 LTIP and 2011 LTIP had been achieved and that the average VPP achievement during each of the applicable three-year Performance Periods was 80 percent (80 percent overall LTIP goal achievement). Because the LTIP does not address how such a determination would be made if a sale occurred on a date other than the last day of a Performance Period (nor does it address how such a determination would be made in connection with any other significant transaction if such transaction occurred on a date other than the last day of a Performance Period, as discussed below), the calculation of this benefit would be determined by the Compensation and Human Resources Committee in its capacity as the administrator of the plan. As discussed more fully in the narrative preceding the second table in the Grants of Plan-Based Awards section beginning on page 120, the ultimate awards that can be earned by our named executive officers under our LTIP (other than the maximum payouts) can vary significantly. The maximum pro rata 2010 and 2011 LTIP awards that could have been payable on December 31, 2011 if a sale had occurred on that date would have been $262,617 for Mr. Smith, $116,373 for Mr. Sims, $113,431 for Ms. Parker, $82,615 for Mr. Joiner and $79,670 for Mr. Lewis, the components of which are presented in the third table below.

Name	Accrued/ Unpaid Base Salary as of 12/31/11 ($)	Accrued/ Unused Vacation as of 12/31/11 ($)	Undiscounted Value of Base Salary Continuation ($)	2011 VPP Award ($)	Undiscounted Value of Health Care Benefits Continuation ($)	COBRA Continuation Coverage Lump Sum Payment ($)	SERP ($)	Total Termination Benefit if Triggering Event was Unrelated to a Sale ($)	Estimated Pro Rata 2010/2011 LTIP Awards ($)	Total Estimated Termination Benefit if Triggering Event was Related to a Sale ($)
Terry Smith	—	—	2,152,429	334,557	12,373	28,598	2,082,400	4,610,357	190,526	4,800,883
Michael Sims	—	6,308	1,184,558	125,563	21,243	49,092	—	1,386,764	82,610	1,469,374
Nancy Parker	—	4,615	1,155,667	122,500	6,615	15,293	635,583	1,940,273	80,525	2,020,798
Paul Joiner	—	39,897	826,302	87,588	21,277	49,092	347,533	1,371,689	58,606	1,430,295
Tom Lewis	—	19,028	793,654	84,127	11,525	60,831	7,057	976,222	56,508	1,032,730

The components of the SERP-related payment in the summary table above are as follows:

Name	SERP Group 1 ($)	SERP Group 2 ($)	SERP Group 3 ($)	SERP Group 4 ($)	Total SERP ($)
Terry Smith	1,461,439	—	620,961	—	2,082,400
Michael Sims	—	—	—	—	—
Nancy Parker	635,583	—	—	—	635,583
Paul Joiner	347,533	—	—	—	347,533
Tom Lewis	—	7,057	—	—	7,057

The components of the LTIP-related payment in the summary table above (and, for comparative purposes, the maximum LTIP-related amounts) are as follows:

Name	Estimated Pro Rata 2010 LTIP Award ($)	Estimated Pro Rata 2011 LTIP Award ($)	Estimated Pro Rata 2010/2011 LTIP Awards ($)	Maximum Pro Rata 2010 LTIP Award ($)	Maximum Pro Rata 2011 LTIP Award ($)	Maximum Pro Rata 2010/2011 LTIP Awards ($)
Terry Smith	106,093	84,433	190,526	150,867	111,750	262,617
Michael Sims	44,275	38,335	82,610	64,969	51,404	116,373
Nancy Parker	43,125	37,400	80,525	63,281	50,150	113,431
Paul Joiner	31,855	26,751	58,606	46,744	35,871	82,615
Tom Lewis	30,820	25,688	56,508	45,225	34,445	79,670
If during a three-year LTIP Performance Period a named executive officer’s employment with us is terminated due to death, disability, retirement (provided the officer is age 55 or older with at least 10 years of service at the time of his or her retirement) or special circumstances as approved by our Board of Directors (which may include, but is not limited to, a significant change in a named executive officer’s job responsibilities other than for cause), the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The LTIP award would become vested on the last day of the Performance Period in which the termination occurs and would be payable no later than March 15 of the year following the year in which the award became vested. If a termination of a named executive officer had occurred on December 31, 2011 for any of the reasons cited in the first sentence of this paragraph, the executive (or his or her beneficiary in the event of the executive’s death) would have been entitled (provided that any of the conditions described in that sentence were met) to receive (i) in early 2013 two-thirds of the 2010 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2012 and (ii) in early 2014 one-third of the 2011 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2013. As of December 31, 2011, Ms. Parker and Messrs. Smith and Joiner were the only named executive officers that satisfied the eligibility requirements to receive a pro rata 2010 LTIP award and a pro rata 2011 LTIP award in connection with a planned, voluntary retirement. For an estimate of the amounts that would have been payable to our named executive officers in early 2013 (under the 2010 LTIP) and early 2014 (under the 2011 LTIP) if such executive’s employment with us had been terminated on December 31, 2011 due to his or her death, disability, retirement (in the case of Ms. Parker and Messrs. Smith and Joiner only) or special circumstances as approved by our Board of Directors, please refer to the columns entitled “Estimated Pro Rata 2010 LTIP Award” and "Estimated Pro Rata 2011 LTIP Award," respectively, in the immediately preceding table and, importantly, the narrative preceding the table which summarizes the potential payments upon termination or change in control.
If during a three-year LTIP Performance Period: (1) we are merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity is merged or consolidated into us; (2) we sell or transfer all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we are liquidated or dissolved (each, a “Significant Transaction”), then any portion of an LTIP award that has not otherwise become vested as of the date of the Significant Transaction would be treated as earned and vested effective as of the date of the Significant Transaction, in a pro rata manner equivalent to the period of time during the Performance Period that the named executive officer participated in the LTIP prior to the date of the Significant Transaction. The pro rata LTIP award would be payable on the date on which the Significant Transaction occurs. In the case of a Significant Transaction, LTIP-related payments are not conditioned upon a termination of the executive’s employment with us. For an estimate of the amounts that would have been payable to our named executive officers under the 2010 LTIP and the 2011 LTIP as of December 31, 2011 if a Significant Transaction had occurred on that date, please refer to the column entitled “Estimated Pro Rata 2010/2011 LTIP Awards” in the immediately preceding table and, importantly, the narrative preceding the table which summarizes the potential payments upon termination or change in control.
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
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our named executive officers. For a discussion of our retirement benefits program, see pages F-44 through F-46 of this Annual Report on Form 10-K.
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

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he or she determines are not reasonable. For 2011, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number and type of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2011 (subject to a maximum of six meetings). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in each of our quarterly telephonic Audit Committee meetings that were held in connection with the filing of our quarterly and annual reports with the Securities and Exchange Commission and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its committees that were held for any other purpose.

	Annual Compensation Limit for 2011	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$70,000	$11,000
Vice Chairman of the Board	65,000	10,000
Chairman of the Audit Committee	65,000	10,000
Chairmen of all other Board Committees	55,000	8,750
All other Directors	50,000	7,750
In 2011, we also paid our Chairman of the Board, Lee R. Gibson, $10,000 for his service as the Chairman of the Council of Federal Home Loan Banks.
The following table sets forth the actual compensation earned by our directors in 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lee R. Gibson, Chairman in 2011	80,000	—	—	—	—	*	80,000
Mary E. Ceverha, Vice Chairman in 2011	65,000	—	—	—	—	*	65,000
Patricia P. Brister	55,000	—	—	—	—	*	55,000
James H. Clayton	55,000	—	—	—	—	*	55,000
C. Kent Conine	50,000	—	—	—	—	*	50,000
Julie A. Cripe	50,000	—	—	—	—	*	50,000
Howard R. Hackney	65,000	—	—	—	—	*	65,000
Charles G. Morgan, Jr.	55,000	—	—	—	—	*	55,000
James W. Pate, II	50,000	—	—	—	—	*	50,000
Joseph F. Quinlan, Jr.	55,000	—	—	—	—	*	55,000
Robert M. Rigby	50,000	—	—	—	—	*	50,000
John P. Salazar	50,000	—	—	—	—	*	50,000
Margo S. Scholin	50,000	—	—	—	—	*	50,000
Anthony S. Sciortino	55,000	—	—	—	—	*	55,000
Darryl D. Swinton	50,000	—	—	—	—	*	50,000
Ron G. Wiser	50,000	—	—	—	—	*	50,000
_______________________________________

*
Our directors did not receive any other form of compensation in 2011 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was less than $10,000.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $888,000 at December 31, 2011.
We have a policy under which we will reimburse our directors for the travel expenses of a spouse accompanying them to no more than two of our board functions each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any of our board functions. In 2011, all of the directors presented in the table used this benefit to some extent at a total cost to us of $45,389. As no individual director was reimbursed more than $4,917 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2011, our directors’ Bank-related travel expenses totaled $369,593, not including the spousal travel and meal reimbursements described above.
For 2012, our directors will again receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number and type of telephonic meetings in which they participate, subject to a maximum compensation limit which is unchanged from 2011. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2012 (subject to a maximum of six meetings). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in each of our quarterly telephonic Audit Committee meetings that are held in connection with the filing of our quarterly and annual reports with the Securities and Exchange Commission and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its committees that are held for any other purpose.

	Annual Compensation Limit for 2012	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$70,000	$11,000
Vice Chairman of the Board	65,000	10,000
Chairman of the Audit Committee	65,000	10,000
Chairmen of all other Board Committees	55,000	8,750
All other Directors	50,000	7,750

In 2012, we will also pay our Chairman of the Board, Lee R. Gibson, $20,000 as compensation for his service as the Chairman of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks.

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2011 was, prior to or during 2011, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Bank has only one class of stock authorized and outstanding, Class B Capital Stock, $100 par value per share. The Bank is a cooperative and all of its outstanding capital stock is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. No individual owns any of the Bank’s capital stock. As a condition of membership, members are required to maintain an investment in the capital stock of the Bank that is equal to a percentage of the member’s total assets, subject to minimum and maximum thresholds. Members are required to hold additional amounts of capital stock based upon an activity-based investment requirement. Financial institutions that cease to be members are required to continue to comply with the Bank’s activity-based investment requirement until such time that the activities giving rise to the requirement have been fully extinguished.
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
As of February 29, 2012, there were 12,212,016 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to the sole shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of February 29, 2012. This shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank’s Outstanding Capital Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Comerica Bank
1717 Main Street, Dallas, TX 75201	920,000	7.53%

The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are held by member directors who by law must be officers or directors of a member of the Bank. The following table sets forth, as of February 29, 2012, the number of shares owned beneficially by members that have one of their officers or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Lee R. Gibson	323,772	2.65%
Texas Bank and Trust Company 300 East Whaley, Longview, TX 75601	Howard R. Hackney	23,998	*
State-Investors Bank 1041 Veterans Boulevard, Metairie, LA 70005	Anthony S. Sciortino	20,013	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr.	18,110	*
OMNIBANK, N.A. 4328 Old Spanish Trail, Houston, TX 77021	Julie A. Cripe	6,492	*
Planters Bank and Trust Company 212 Catchings Street, Indianola, MS 38751	James H. Clayton	4,412	*
Liberty Bank 860 W. Airport Freeway, Suite 100, Hurst, TX 76054	Robert M. Rigby	3,881	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	3,550	*
Pine Bluff National Bank 912 Poplar Street, Pine Bluff, AR 71601	Charles G. Morgan, Jr.	2,162	*
Hot Springs Bank & Trust Company 4446 Central Avenue, Hot Springs, AR 71913	Charles G. Morgan, Jr.	1,042	*
All Directors’ Financial Institutions as a group		407,432	3.34%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 9 of our 16 directors are officers or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
We have adopted written policies prohibiting our employees and directors from accepting any personal benefits where such acceptance may create either the appearance of, or an actual conflict of interest. These policies also prohibit our employees and directors from having a direct or indirect financial interest that conflicts, or appears to conflict, with such employee’s or director’s duties and responsibilities to us, subject to certain exceptions. Any of our employees who regularly deal with our members or major financial institutions that do business with us must disclose any personal financial relationships with such members or major financial institutions annually in a manner that we prescribe. Our directors are required to disclose all actual or apparent conflicts of interest and any financial interest of the director or an immediate family member or business associate of the director in any matter to be considered by the Board of Directors. Directors must refrain from participating in the deliberations regarding or voting on any matter in which they, any immediate family members or any business associates have a financial interest, except that member directors may vote on the terms on which our products are offered to all members and other routine corporate matters, such as the declaration of dividends. With respect to our AHP, directors and employees may not participate in or attempt to influence decisions by us regarding the evaluation, approval, funding or monitoring, or any remedial process for an AHP project if the director or employee, or a family member of such individual, has a financial interest in, or is a director, officer or employee of, an organization involved in such AHP project.
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
In addition to the named executive officers identified in the Summary Compensation Table on page 119, Ken Ferrara, our Senior Vice President and Chief Risk Officer, is an executive officer and thus a "related person" within the meaning of that term under applicable SEC rules. As such, his compensation may be deemed to be a related person transaction required to be disclosed under applicable SEC rules. In 2011, we paid Mr. Ferrara a base salary of $290,000. For 2012, our President and Chief Executive Officer has set Mr. Ferrara's base salary at $304,500. As discussed under Item 11 - Executive Compensation - Compensation Discussion and Analysis, our President and Chief Executive Officer sets the base salaries for our executive officers. The remainder of Mr. Ferrara's compensation is paid to him pursuant to benefit plans that are recommended to our Board of Directors for approval by the Board's Compensation and Human Resources Committee. The Transactions with Related Persons Policy does not require review and approval or ratification by the Audit Committee of any of our executive officers' compensation.
Since January 1, 2011, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K, except as described above. Additionally, since January 1, 2011, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2011.

As of December 31, 2011 and 2010, advances outstanding to Directors’ Financial Institutions aggregated $759 million and $704 million, respectively, representing 4.2 percent and 2.8 percent, respectively, of our total outstanding advances as of those dates.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Mary E. Ceverha, Lee R. Gibson, Howard R. Hackney, Charles G. Morgan, Jr., Margo S. Scholin, Darryl D. Swinton and Ron G. Wiser, each of whom is independent within the meaning of the Finance Agency’s regulations.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3.

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
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Patricia P. Brister, Mary E. Ceverha, C. Kent Conine, James W. Pate, II, John P. Salazar, Margo S. Scholin and Darryl D. Swinton.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Lee R. Gibson, Howard R. Hackney, Charles G. Morgan, Jr. and Ron G. Wiser) is independent under the NYSE standards for audit committees.
Our Board of Directors determined that Mary E. Ceverha, Margo S. Scholin and Darryl D. Swinton, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2011 and 2010 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2011	2010
Audit fees	$700	$722
Audit-related fees	8	8
Tax fees	—	—
All other fees	—	—
Total fees	$708	$730

In 2011 and 2010, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2011 and 2010, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2011 and 2010, the Bank was assessed $28,000 and $55,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2011 and 2010 (and the fees paid for those services) were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-55 of this Annual Report on Form 10-K.
(b) Exhibits

3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010).

4.1
Capital Plan of the Registrant, as amended and revised on April 28, 2011 and approved by the Federal Housing Finance Agency on August 5, 2011 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).

10.1
Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	2011 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Prior to January 1, 2005, effective March 31, 2011.

10.3
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

10.5
2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.6
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.7	2011 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for deferrals prior to January 1, 2005, effective March 31, 2011.

10.8
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).

10.12
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).

10.13
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.14
Form of Employment Agreement between the Registrant and each of its named executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.15
Form of 2010 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 28, 2010 and filed with the SEC on June 4, 2010, which exhibit is incorporated herein by reference).

10.16
Form of 2011 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated September 22, 2011 and filed with the SEC on September 28, 2011, which exhibit is incorporated herein by reference).

10.17
Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.18
Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.19
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.20
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

101
The following materials from the Bank’s annual report on Form 10-K for the fiscal year ended December 31, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2011 and 2010, (ii) Statements of Income for the Years Ended December 31, 2011, 2010 and 2009, (iii) Statements of Capital for the Years Ended December 31, 2011, 2010 and 2009, (iv) Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to the Financial Statements for the fiscal year ended December 31, 2011 tagged as blocks of text.

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

Federal Home Loan Bank of Dallas
March 23, 2012	By	/s/ Terry Smith
Date		Terry Smith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2012.

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

S -1

/s/ Charles G. Morgan, Jr.
Charles G. Morgan, Jr.
Director

/s/ James W. Pate, II
James W. Pate, II
Director

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Director

/s/ Robert M. Rigby
Robert M. Rigby
Director

/s/ John P. Salazar
John P. Salazar
Director

/s/ Margo S. Scholin
Margo S. Scholin
Director

/s/ Anthony S. Sciortino
Anthony S. Sciortino
Director

/s/ Darryl D. Swinton
Darryl D. Swinton
Director

/s/ Ron G. Wiser
Ron G. Wiser
Director

S -2

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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2011.
The Bank’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011, appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 23, 2012

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash and due from banks (Note 3)	$1,152,467	$1,631,899
Interest-bearing deposits	223	208
Security purchased under agreement to resell	500,000	—
Federal funds sold (Notes 19 and 20)	1,645,000	3,767,000
Trading securities (Note 4)	6,034	5,317
Available-for-sale securities, including $512,474 of securities pledged as collateral to derivatives counterparties at December 31, 2011 (Notes 5 and 18)	4,927,697	—
Held-to-maturity securities (a) (Note 6)	6,423,610	8,496,429
Advances (Notes 7, 9 and 19)	18,797,834	25,455,656
Mortgage loans held for portfolio, net of allowance for credit losses of $192 and $225 in 2011 and 2010, respectively (Notes 8, 9 and 19)	162,645	207,168
Loan to other FHLBank (Note 20)	35,000	—
Accrued interest receivable	72,584	43,248
Premises and equipment, net	22,182	24,660
Derivative assets (Note 14)	8,750	38,671
Other assets	15,941	19,814
TOTAL ASSETS	$33,769,967	$39,690,070

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19)
Interest-bearing	$1,521,396	$1,070,028
Non-interest bearing	29	24
Total deposits	1,521,425	1,070,052
Consolidated obligations (Note 11)
Discount notes	9,799,010	5,131,978
Bonds	20,070,056	31,315,605
Total consolidated obligations	29,869,066	36,447,583
Mandatorily redeemable capital stock (Note 15)	14,980	8,076
Accrued interest payable	65,451	94,417
Affordable Housing Program (Note 12)	32,313	41,044
Payable to REFCORP (Note 13)	—	5,593
Derivative liabilities (Note 14)	531,164	1,310
Other liabilities, including $2,498 and $11,156 of optional advance commitments carried at fair value under the fair value option at December 31, 2011 and 2010 (Note 17)	30,733	31,583
Total liabilities	32,065,132	37,699,658
Commitments and contingencies (Notes 12, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,557,934 and 16,009,091 shares in 2011 and 2010, respectively	1,255,793	1,600,909
Retained earnings
Unrestricted	488,739	452,205
Restricted	5,918	—
Total retained earnings	494,657	452,205
Accumulated other comprehensive income (loss)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income (Note 5)	5,197	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 6)	(51,429)	(63,263)
Postretirement benefits (Note 16)	617	561
Total accumulated other comprehensive income (loss)	(45,615)	(62,702)
Total capital	1,704,835	1,990,412
TOTAL LIABILITIES AND CAPITAL	$33,769,967	$39,690,070
_______________________________________

(a)	Fair values: $6,482,402 and $8,602,589 at December 31, 2011 and 2010, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
INTEREST INCOME
Advances	$212,721	$313,117	$650,894
Prepayment fees on advances, net	8,704	12,824	14,192
Interest-bearing deposits	360	339	289
Securities purchased under agreements to resell	675	—	—
Federal funds sold	2,039	5,672	5,168
Trading securities	—	427	—
Available-for-sale securities	5,736	—	469
Held-to-maturity securities	82,479	134,528	149,996
Mortgage loans held for portfolio	10,227	12,980	16,070
Other	7	22	386
Total interest income	322,948	479,909	837,464

INTEREST EXPENSE
Consolidated obligations
Bonds	166,826	234,084	552,584
Discount notes	3,836	10,761	206,897
Deposits	244	660	1,417
Mandatorily redeemable capital stock	58	34	84
Other borrowings	3	4	6
Total interest expense	170,967	245,543	760,988

NET INTEREST INCOME	151,981	234,366	76,476

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(10,496)	(17,202)	(79,942)
Net non-credit impairment losses recognized in other comprehensive income	4,393	14,648	75,920
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(6,103)	(2,554)	(4,022)

Service fees	2,797	2,818	3,074
Net gain (loss) on trading securities	(59)	459	586
Realized gain on sale of available-for-sale security	—	—	843
Gains on early extinguishment of debt	415	440	553
Net gains (losses) on derivatives and hedging activities	(24,532)	(17,739)	193,109
Unrealized gains (losses) on other liabilities carried at fair value under the fair value option	12,032	(3,575)	—
Other, net	(1,467)	5,892	6,212
Total other income (loss)	(16,917)	(14,259)	200,355

OTHER EXPENSE
Compensation and benefits	42,375	44,037	42,004
Other operating expenses	28,042	28,696	28,921
Finance Agency	4,728	2,923	2,431
Office of Finance	2,274	1,886	1,934
Total other expense	77,419	77,542	75,290

INCOME BEFORE ASSESSMENTS	57,645	142,565	201,541

Affordable Housing Program	5,321	11,641	16,461
REFCORP	4,494	26,185	37,016
Total assessments	9,815	37,826	53,477

NET INCOME	$47,830	$104,739	$148,064
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2009	32,238	$3,223,830	$216,025	$—	$216,025	$(1,435)	$3,438,420
Proceeds from sale of capital stock	5,778	577,763	—	—	—	—	577,763
Repurchase/redemption of capital stock	(11,705)	(1,170,576)	—	—	—	—	(1,170,576)
Shares reclassified to mandatorily redeemable capital stock	(1,069)	(106,804)	—	—	—	—	(106,804)
Comprehensive income
Net income	—	—	148,064	—	148,064	—	148,064
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	—	—	2,504	2,504
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	—	—	—	—	—	(843)	(843)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—	—	(78,361)	(78,361)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	—	—	2,441	2,441
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	—	—	—	9,336	9,336
Postretirement benefits	—	—	—	—	—	393	393
Total comprehensive income	—	—	—	—	—	—	83,534
Dividends on capital stock
Cash	—	—	(182)	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(123)	—	(123)	—	(123)
Stock	75	7,502	(7,502)	—	(7,502)	—	—

BALANCE, DECEMBER 31, 2009	25,317	2,531,715	356,282	—	356,282	(65,965)	2,822,032
Proceeds from sale of capital stock	4,504	450,425	—	—	—	—	450,425
Repurchase/redemption of capital stock	(13,874)	(1,387,429)	—	—	—	—	(1,387,429)
Shares reclassified to mandatorily redeemable capital stock	(24)	(2,434)	—	—	—	—	(2,434)
Comprehensive income
Net income	—	—	104,739	—	104,739	—	104,739
Other comprehensive income
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—	—	(17,107)	(17,107)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	—	—	2,459	2,459
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	—	—	—	17,969	17,969
Postretirement benefits	—	—	—	—	—	(58)	(58)
Total comprehensive income	—	—	—	—	—	—	108,002
Dividends on capital stock
Cash	—	—	(182)	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	86	8,632	(8,632)	—	(8,632)	—	—
BALANCE, DECEMBER 31, 2010	16,009	1,600,909	452,205	—	452,205	(62,702)	1,990,412

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
Proceeds from sale of capital stock	4,726	472,639	—	—	—	—	472,639
Repurchase/redemption of capital stock	(7,526)	(752,567)	—	—	—	—	(752,567)
Shares reclassified to mandatorily redeemable capital stock	(702)	(70,304)	—	—	—	—	(70,304)
Comprehensive income
Net income	—	—	41,912	5,918	47,830	—	47,830
Other comprehensive income
Net unrealized gains on available-for-sale securities	—	—	—	—	—	5,197	5,197
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—	—	(8,688)	(8,688)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	—	—	4,295	4,295
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	—	—	—	16,227	16,227
Postretirement benefits	—	—	—	—	—	56	56
Total comprehensive income	—	—	—	—	—	—	64,917
Dividends on capital stock
Cash	—	—	(180)	—	(180)	—	(180)
Mandatorily redeemable capital stock	—	—	(82)	—	(82)	—	(82)
Stock	51	5,116	(5,116)	—	(5,116)	—	—
BALANCE, DECEMBER 31, 2011	12,558	$1,255,793	$488,739	$5,918	$494,657	$(45,615)	$1,704,835

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$47,830	$104,739	$148,064
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(31,689)	(59,260)	(177,891)
Concessions on consolidated obligation bonds	3,744	8,337	8,721
Premises, equipment and computer software costs	6,757	6,074	5,400
Non-cash interest on mandatorily redeemable capital stock	48	26	158
Increase in trading securities	(717)	(1,283)	(664)
Losses due to change in net fair value adjustment on derivative and hedging activities	107,626	117,008	10,969
Gains on early extinguishment of debt	(415)	(440)	(553)
Unrealized losses (gains) on other liabilities carried at fair value under the fair value option	(12,032)	3,575	—
Net realized gain on sale of available-for-sale security	—	—	(843)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	6,103	2,554	4,022
Net realized loss on disposition of premises and equipment	32	—	24
Decrease (increase) in accrued interest receivable	(29,337)	17,621	84,402
Decrease (increase) in other assets	1,089	(3,198)	(412)
Increase (decrease) in Affordable Housing Program (AHP) liability	(8,731)	(2,670)	647
Decrease in accrued interest payable	(28,975)	(84,846)	(334,856)
Decrease in excess REFCORP contributions	—	—	16,881
Increase (decrease) in payable to REFCORP	(5,593)	(4,319)	9,912
Increase (decrease) in other liabilities	11,237	12,698	(1,468)
Total adjustments	19,147	11,877	(375,551)
Net cash provided by (used in) operating activities	66,977	116,616	(227,487)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(347,842)	(71,931)	3,780,204
Net increase in securities purchased under agreements to resell	(500,000)	—	—
Net decrease (increase) in federal funds sold	2,122,000	(1,704,000)	(191,000)
Net increase in loan to other FHLBank	(35,000)	—	—
Proceeds from sales of available-for-sale securities	—	—	87,019
Proceeds from maturities of available-for-sale securities	—	—	42,506
Purchases of available-for-sale securities	(4,857,011)	—	—
Proceeds from maturities of long-term held-to-maturity securities	2,104,473	4,057,249	3,182,359
Purchases of long-term held-to-maturity securities	—	(1,078,810)	(2,940,120)
Principal collected on advances	328,778,242	272,896,354	440,103,678
Advances made	(321,996,817)	(251,049,538)	(426,766,387)
Principal collected on mortgage loans held for portfolio	44,076	51,960	66,837
Purchases of premises, equipment and computer software	(4,040)	(6,303)	(9,991)
Net cash provided by investing activities	5,308,081	23,094,981	17,355,105

FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves, including swap collateral held	396,603	(813,585)	135,722
Net proceeds from (payments on) derivative contracts with financing elements	555,260	(19,504)	55,464
Net proceeds from issuance of consolidated obligations
Discount notes	135,285,514	112,252,847	260,438,392
Bonds	11,697,558	25,239,468	43,596,571
Debt issuance costs	(1,117)	(5,399)	(9,842)
Proceeds from assumption of debt from other FHLBank	167,381	—	—
Payments for maturing and retiring consolidated obligations
Discount notes	(130,617,779)	(115,873,655)	(268,297,978)
Bonds	(22,979,533)	(45,327,375)	(48,377,201)
Payment to other FHLBank for assumption of debt	(14,738)	—	—
Proceeds from issuance of capital stock	472,639	450,425	577,763
Proceeds from issuance of mandatorily redeemable capital stock	—	111	73
Payments for redemption of mandatorily redeemable capital stock	(63,531)	(3,662)	(188,347)
Payments for repurchase/redemption of capital stock	(752,567)	(1,387,429)	(1,170,576)
Cash dividends paid	(180)	(182)	(182)
Net cash used in financing activities	(5,854,490)	(25,487,940)	(13,240,141)

Net increase (decrease) in cash and cash equivalents	(479,432)	(2,276,343)	3,887,477
Cash and cash equivalents at beginning of the year	1,631,899	3,908,242	20,765
Cash and cash equivalents at end of the year	$1,152,467	$1,631,899	$3,908,242

Supplemental disclosures
Interest paid	$180,656	$275,991	$1,125,332
AHP payments, net	$14,052	$14,311	$15,814
REFCORP payments	$10,087	$30,504	$10,223
Stock dividends issued	$5,116	$8,632	$7,502
Dividends paid through issuance of mandatorily redeemable capital stock	$82	$2	$123
Capital stock reclassified to mandatorily redeemable capital stock, net	$70,304	$2,434	$106,804

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance (“Office of Finance”), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (as amended, the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated depository institutions and insurance companies engaged in residential housing finance and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 may apply for membership in the Bank. All members must purchase stock in the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required or allowed to hold capital stock.
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
The Office of Finance facilitates the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations). As provided by the FHLB Act and Finance Agency regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 12 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are the FHLBanks’ primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members; in addition, the Bank offers interest rate swaps, caps and floors to its members. Further, the Bank provides its members with a variety of correspondent banking services, including overnight and term deposit accounts, wire transfer services, securities safekeeping and securities pledging services. Until December 31, 2010, the Bank provided its members with reserve pass-through and settlement services.

Note 1—Summary of Significant Accounting Policies
     Use of Estimates and Assumptions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency residential mortgage-backed securities for other-than-temporary impairment. Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.
     Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest-Bearing Deposits. These investments are carried at cost.
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
The Bank classifies certain investment securities that it may sell before maturity as available-for-sale and carries them at fair value. For available-for-sale securities that have been hedged (with fixed-for-floating interest rate swaps) and qualify as fair value hedges, the Bank records the portion of the change in value related to the risk being hedged in other income (loss) as “net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”

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
The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss) in the statements of income. The Bank treats securities purchased under agreements to resell as collateralized financings.
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
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago, the Bank invested in government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) and conventional residential mortgage loans during the period from 1998 to mid-2003. These mortgage loans were originated by certain of its member institutions that participated in the MPF program ("Participating Financial Institutions" or “PFIs”). Under its then existing arrangement with the FHLBank of Chicago, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
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
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2011 and 2010, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $29,449,000 and $26,498,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $3,997,000, $3,794,000 and $3,260,000 during the years ended December 31, 2011, 2010 and 2009, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2011 and 2010, the Bank had $4,512,000 and $4,783,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $2,760,000, $2,280,000 and $2,140,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
     Derivatives and Hedging Activities. The Bank accounts for derivatives and hedging activities in accordance with the guidance in Topic 815 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification entitled “Derivatives and Hedging” (“ASC 815”). All derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement (including any cash collateral remitted to or received from the counterparty).
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
     Mandatorily Redeemable Capital Stock. The Bank generally reclassifies shares of capital stock from the capital section to the liability section of its statement of condition at the point in time when a member submits a written redemption notice, gives notice of its intent to withdraw from membership, or becomes a non-member by merger or acquisition, charter termination, or involuntary termination from membership, as the shares of capital stock then typically meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. Repurchase or redemption of these mandatorily redeemable financial instruments is reported as a cash outflow in the financing activities section of the statement of cash flows.
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
     Resolution Funding Corporation. Although the Bank is exempt from ordinary federal, state, and local taxation except for local real estate taxes, it was, through the second quarter of 2011, generally required to make quarterly contributions to the Resolution Funding Corporation (“REFCORP”), an entity established by Congress in 1989 to provide funding for the resolution of insolvent thrift institutions. The Bank charged its REFCORP assessments to earnings as incurred. See Note 13 for more information.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $3,446,000 and $6,073,000 at December 31, 2011 and 2010, respectively, and are included in other assets on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $3,744,000, $8,337,000 and $8,721,000 during the years ended December 31, 2011, 2010 and 2009, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $278,000, $429,000 and $1,231,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2011, 2010 and 2009, respectively.
     Discounts and Premiums on Consolidated Obligations. The Bank expenses the discounts on consolidated obligation discount notes using the level-yield method over the term to maturity of the related notes. It accretes the discounts and amortizes the premiums on consolidated obligation bonds to expense using the level-yield method over the term to maturity of the bonds.
     Finance Agency and Office of Finance Expenses. The Bank is assessed its proportionate share of the costs of operating the Finance Agency and the Office of Finance. The assessment for the FHLBanks’ portion of the Finance Agency’s operating and capital expenditures is allocated among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks determined as of June 30 of each year. Prior to January 1, 2011, the operating and capital expenditures of the Office of Finance were shared on a pro rata basis with one-third based on each FHLBank’s percentage of total outstanding capital stock (as of the prior month end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLBank’s issuance of consolidated obligations (during the current month), and one-third based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end). Beginning January 1, 2011, the expenses of the Office of Finance are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end) and one-third divided equally among the 12 FHLBanks. These costs are included in the other expense section of the statements of income.
     Estimated Fair Values. Some of the Bank’s financial instruments (e.g., advances) lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatilities, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values for these financial instruments. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. For a discussion of the Bank's valuation techniques and the estimated fair values of its financial instruments, see Note 17.
     Cash Flows. In the statements of cash flows, the Bank considers cash and due from banks as cash and cash equivalents.

Note 2— Recently Issued Accounting Guidance
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” ("ASU 2010-20"), which amends the existing disclosure requirements to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to enhance transparency regarding the nature of an entity’s credit risk associated with its financing receivables and an entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures that relate to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). Except for disclosures related to troubled debt restructurings, which were deferred until interim and annual reporting periods beginning on or after June 15, 2011, the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The required disclosures are presented in Note 9. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies when a loan modification or restructuring constitutes a troubled debt restructuring. A restructuring is considered a troubled debt restructuring if both of the following conditions exist: (1) the restructuring constitutes a concession and (2) the borrower is experiencing financial difficulties. The guidance in ASU 2011-02 also requires presentation of the disclosures related to troubled debt restructurings that are required by the provisions of ASU 2010-20. The provisions of ASU 2011-02 are effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the Bank) and are to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption (January 1, 2011 for the Bank). The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition, nor did it significantly expand the Bank’s footnote disclosures.
     Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. The guidance is intended to focus the assessment of effective control over financial assets on a transferor’s contractual rights and obligations with respect to transferred financial assets and not on whether the transferor has the practical ability to exercise those rights or honor those obligations. In addition to removing the criterion for entities to consider a transferor’s ability to repurchase the financial assets, ASU 2011-03 also removes the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions, or modifications of existing transactions, that occur during or after the first interim or annual reporting period beginning on or after December 15, 2011 (January 1, 2012 for the Bank). Early adoption is not permitted. The adoption of this guidance did not have a significant impact on the Bank’s results of operations or financial condition.
     Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. On May 12, 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which clarifies and, in some cases, amends the existing guidance in U.S. GAAP for measuring fair value and provides for certain additional disclosures regarding fair value measurements. The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs"). The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied prospectively. Early adoption is not permitted. While the adoption of this guidance is not expected to have a significant impact on the Bank’s results of operations or financial condition, such adoption will result in increased financial statement footnote disclosures for the Bank.
     Presentation of Comprehensive Income. On June 16, 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” ("ASU 2011-05"), which eliminates the option to present components of other comprehensive income as part of the statements of capital and requires, among other things, that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement must present total net income and its components followed consecutively by a second statement that must present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to earnings.
On December 23, 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"), which defers indefinitely the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 was issued in order to allow the FASB time to reconsider whether it is necessary to require companies to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. The guidance in ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements.
The guidance in both ASU 2011-05 and ASU 2011-12 is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied retrospectively. Early adoption was permitted. The Bank will adopt this guidance effective January 1, 2012. The adoption of this guidance will not impact the Bank’s results of operations or financial condition.

Disclosures about an Employer's Participation in a Multiemployer Plan. On September 21, 2011, the FASB issued ASU 2011-09 “Disclosures about an Employer's Participation in a Multiemployer Plan” (“ASU 2011-09”), which amends the existing disclosure requirements to require that employers provide additional separate disclosures for multiemployer pension and other postretirement benefit plans. The requirements are intended to provide users of the financial statements with more detailed information about an employer's involvement in such plans, including: the significant multiemployer plans in which an employer participates; the level of the employer's participation in the significant multiemployer plans, including the employer's contributions to the plans and an indication of whether the employer's contributions represent more than five percent of the total contributions made to the plan by all contributing employers; the financial health of the significant multiemployer plans, including, among other things, an indication of the funded status; and the nature of the employer commitments to the plan. The guidance is effective for annual periods ending after December 15, 2011 (December 31, 2011 for the Bank), with early adoption permitted. The required disclosures are presented in Note 16. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.
Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued ASU 2011-11 "Disclosures about Offsetting Assets and Liabilities," which requires enhanced disclosures about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information is intended to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The International Accounting Standards Board concurrently issued similar disclosure guidance.
The eligibility criteria for offsetting are different in IFRSs and U.S. GAAP. Unlike IFRSs, U.S. GAAP allows entities the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. The new disclosure requirements allow investors to better compare financial statements prepared in accordance with IFRSs or U.S. GAAP. The common disclosure requirements also improve transparency in the reporting of how entities mitigate credit risk, including disclosure of related collateral pledged or received.
The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (January 1, 2013 for the Bank), and is to be applied retrospectively to all periods presented. The adoption of this guidance may result in increased financial statement footnote disclosures for the Bank, but will not have any impact on the Bank’s results of operations or financial condition.

Note 3—Cash and Due from Banks
     Required Clearing Balances. The Bank was not required to maintain any clearing balances during the year ended December 31, 2011. For the year ended December 31, 2010, the Bank maintained average required balances (excluding pass-through deposit reserves) with the Federal Reserve Bank of Dallas of approximately $20,000,000. These represented average balances required to be maintained over each 14-day reporting cycle; however, the Bank was able to use earnings credits on these balances to pay for services received from the Federal Reserve Bank of Dallas.
     Pass-through Deposit Reserves. Until December 31, 2010, the Bank acted as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The Bank did not have any member pass-through deposit reserves at December 31, 2011 or 2010.

Note 4—Trading Securities
     Major Security Types. Trading securities as of December 31, 2011 and 2010 were comprised solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.
Net gain (loss) on trading securities during the years ended December 31, 2011, 2010 and 2009 included changes in net unrealized holding gain (loss) of $(41,000), $459,000 and $619,000 for securities that were held on December 31, 2011, 2010 and 2009, respectively.

Note 5—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government guaranteed obligations	$54,708	$157	$—	$54,865
Government-sponsored enterprises	4,643,191	7,971	3,391	4,647,771
Other	224,601	505	45	225,061
Total	$4,922,500	$8,633	$3,436	$4,927,697

Other debentures are fully secured by government guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The Bank did not hold any securities classified as available-for-sale at December 31, 2010. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
Government-sponsored enterprises	67	$1,532,618	$3,391	—	$—	$—	67	$1,532,618	$3,391
Other	5	19,703	45	—	—	—	5	19,703	45

Total	72	$1,552,321	$3,436	—	$—	$—	72	$1,552,321	$3,436

At December 31, 2011, the gross unrealized losses on the Bank’s available-for-sale securities were $3,436,000. All of the Bank's available-for-sale securities in an unrealized loss position are either issued by government-sponsored enterprises (“GSEs”) or fully secured by collateral that is guaranteed by the U.S government. As of December 31, 2011, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The issuer of the Bank's other debentures was rated Aaa by Moody's and AA+ by S&P at that date; the issuer of the other debentures is not rated by Fitch. Based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical ratings organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at December 31, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the U.S. government's guaranty of the payment of interest on the debentures, the Bank expects that its holdings of other debentures that were in an unrealized loss position at December 31, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2011.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2011 are presented below (in thousands).

	December 31, 2011
Maturity	Amortized Cost	Estimated Fair Value

Debentures
Due after one year through five years	$568,889	$570,229
Due after five years through ten years	4,275,148	4,279,140
Due after ten years	78,463	78,328
Total	$4,922,500	$4,927,697

Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2011 (in thousands):

December 31, 2011
Amortized cost of available-for-sale securities
Fixed-rate	$4,847,500
Variable-rate	75,000

Total	$4,922,500

At December 31, 2011, all of the Bank’s fixed rate available-for-sale securities were swapped to a variable rate.
In March 2009, the Bank sold one of its available-for-sale securities (specifically, a government-sponsored enterprise mortgage-backed security) with an amortized cost (determined by the specific identification method) of $86,176,000. Proceeds from the sale totaled $87,019,000, resulting in a gross realized gain of $843,000.

Note 6—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government guaranteed obligations	$45,342	$—	$45,342	$290	$291	$45,341
Mortgage-backed securities
U.S. government guaranteed obligations	16,692	—	16,692	40	—	16,732
Government-sponsored enterprises	6,109,080	—	6,109,080	93,138	2,682	6,199,536
Non-agency residential mortgage-backed securities	303,925	51,429	252,496	—	31,703	220,793
	6,429,697	51,429	6,378,268	93,178	34,385	6,437,061
Total	$6,475,039	$51,429	$6,423,610	$93,468	$34,676	$6,482,402

Held-to-maturity securities as of December 31, 2010 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government guaranteed obligations	$51,946	$—	$51,946	$331	$217	$52,060
Mortgage-backed securities
U.S. government guaranteed obligations	20,038	—	20,038	70	—	20,108
Government-sponsored enterprises	8,096,361	—	8,096,361	128,732	2,068	8,223,025
Non-agency residential mortgage-backed securities	391,347	63,263	328,084	—	20,688	307,396
	8,507,746	63,263	8,444,483	128,802	22,756	8,550,529
Total	$8,559,692	$63,263	$8,496,429	$129,133	$22,973	$8,602,589

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2011. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government guaranteed obligations	1	$9,136	$174	1	$10,357	$117	2	$19,493	$291
Mortgage-backed securities
Government-sponsored enterprises	18	423,121	383	42	723,500	2,299	60	1,146,621	2,682
Non-agency residential mortgage-backed securities	—	—	—	34	220,793	83,132	34	220,793	83,132
	18	423,121	383	76	944,293	85,431	94	1,367,414	85,814
Total	19	$432,257	$557	77	$954,650	$85,548	96	$1,386,907	$86,105
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
At December 31, 2011, the gross unrealized losses on the Bank’s held-to-maturity securities were $86,105,000, of which $83,132,000 was attributable to its holdings of non-agency (i.e., private label) residential mortgage-backed securities and $2,973,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of December 31, 2011, the U.S. government and the issuers of the Bank's holdings of GSE mortgage-backed securities were rated triple-A by Moody's and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures and government-guaranteed mortgage-backed securities ("MBS") held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government guaranteed debentures and GSE MBS that were in an unrealized loss position at December 31, 2011 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2011.
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of December 31, 2011 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 34 non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2011 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2011 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that management believes have reached their trough) to 8.0 percent. For those markets for which management anticipates further home price declines, such declines were projected to occur over the 3- to 9-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined it is likely that it will not fully recover the amortized cost bases of 13 of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired during 2011 (of which only 5 securities were deemed to be other-than-temporarily impaired as of December 31, 2011). The difference between the present value of the cash flows expected to be collected from these 13 securities and their amortized cost bases (i.e., the credit losses) aggregated $6,103,000 in 2011. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings.
Of the 13 securities that were deemed to be other-than-temporarily impaired during 2011, 12 securities had previously been deemed to be other-than-temporarily impaired during 2010 and/or 2009. The credit losses associated with 7 of these 12 securities were reclassified from accumulated other comprehensive income (loss) to earnings during the year ended December 31, 2011 as the estimated fair values of these securities were greater than their carrying values at the date(s) they were determined to be other-than-temporarily impaired. One security that was previously deemed to be other-than-temporarily impaired during 2009 and 2010 was not deemed to be further impaired during 2011. The following tables set forth additional information for each of the securities that have been deemed to be other-than-temporarily impaired through December 31, 2011 (in thousands). All of the Bank's RMBS are rated by Moody's, S&P and/or Fitch. The credit ratings presented in the first table represent the lowest rating assigned to the security by these NRSROs as of December 31, 2011.

			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Period of Initial Impairment	Credit Rating	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI
Security #1	Q1 2009	Triple-C	$1,071	$(1,071)	$—	$428	$(428)	$—
Security #2	Q1 2009	Triple-C	625	(625)	—	46	(46)	—
Security #3	Q2 2009	Single-C	1,034	(298)	736	1,492	(1,492)	—
Security #4	Q2 2009	Triple-C	606	(594)	12	24	(24)	—
Security #5	Q3 2009	Triple-C	1,116	(1,116)	—	291	(291)	—
Security #6	Q3 2009	Triple-C	936	513	1,449	171	(171)	—
Security #7	Q3 2009	Single-B	—	—	—	60	52	112
Security #8	Q1 2010	Triple-C	9	(9)	—	13	4,977	4,990
Security #9	Q1 2010	Single-B	31	286	317	7	1,922	1,929
Security #10	Q4 2010	Triple-C	420	286	706	1	3,045	3,046
Security #11	Q4 2010	Triple-C	3	1,035	1,038	1	3,061	3,062
Security #12	Q4 2010	Triple-C	71	(71)	—	11	1,891	1,902
Security #13	Q4 2010	Triple-C	6	266	272	9	2,152	2,161
Security #14	Q2 2011	Single-B	175	5,791	5,966	—	—	—
Totals			$6,103	$4,393	$10,496	$2,554	$14,648	$17,202

	December 31, 2011		Cumulative from Period of Initial Impairment Through December 31, 2011		December 31, 2011
	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	$15,682	$12,788	$10,271	$6,127	$8,644	$8,178
Security #2	16,473	15,783	12,389	6,506	9,900	9,704
Security #3	31,041	26,494	15,590	8,552	19,456	21,040
Security #4	11,476	10,767	7,890	4,215	7,092	7,092
Security #5	19,401	17,699	10,047	5,337	12,989	9,757
Security #6	16,544	15,154	10,567	4,883	9,470	9,470
Security #7	6,461	6,386	3,575	1,575	4,386	4,024
Security #8	9,147	9,125	4,968	1,995	6,152	5,298
Security #9	4,159	4,122	2,208	834	2,748	2,596
Security #10	7,444	7,023	3,331	746	4,438	4,268
Security #11	9,289	9,285	4,096	889	6,078	6,078
Security #12	4,914	4,831	1,820	418	3,429	2,980
Security #13	5,759	5,743	2,418	644	3,969	3,642
Security #14	21,487	21,313	5,791	811	16,333	16,749
Totals	$179,277	$166,513	$94,961	$43,532	$115,084	$110,876
For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2011, the following table presents a summary of the significant inputs used to measure the amount of the most recent credit loss recognized in earnings (dollars in thousands):

					Significant Inputs(2)
	Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of December 31, 2011	Quarterly Period of Most Recent Impairment	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of December 31, 2011(3)
Security #1	2005	Alt-A/Option ARM	$15,682	Q2 2011	7.5%	73.8%	54.9%	30.6%
Security #2	2005	Alt-A/Option ARM	16,473	Q2 2011	10.3%	63.7%	60.7%	46.3%
Security #3	2006	Alt-A/ Fixed Rate	31,041	Q4 2011	7.0%	39.6%	47.2%	5.1%
Security #4	2005	Alt-A/Option ARM	11,476	Q4 2011	2.6%	74.2%	45.4%	43.6%
Security #5	2005	Alt-A/Option ARM	19,401	Q2 2011	8.4%	74.0%	54.6%	41.4%
Security #6	2005	Alt-A/Option ARM	16,544	Q4 2011	3.5%	60.3%	37.5%	22.1%
Security #8	2005	Alt-A/Option ARM	9,147	Q1 2011	7.0%	65.8%	33.9%	40.3%
Security #9	2005	Alt-A/Option ARM	4,159	Q3 2011	3.7%	64.7%	37.2%	40.1%
Security #10	2005	Alt-A/Option ARM	7,444	Q3 2011	3.4%	76.7%	47.1%	39.9%
Security #11	2005	Alt-A/Option ARM	9,289	Q4 2011	3.9%	68.2%	44.8%	47.2%
Security #12	2004	Alt-A/Option ARM	4,914	Q1 2011	7.4%	60.9%	42.5%	31.3%
Security #13	2005	Alt-A/Option ARM	5,759	Q2 2011	11.1%	57.1%	39.2%	43.5%
Security #14	2005	Alt-A/ Fixed Rate	21,487	Q4 2011	9.3%	20.7%	41.7%	8.8%
Total			$172,816
________________________________________

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

The following table presents a rollforward for the years ended December 31, 2011, 2010 and 2009 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Year Ended December 31,
	2011	2010	2009
Balance of credit losses, beginning of year	$6,576	$4,022	$—
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	175	42	4,022
Credit losses on securities for which an other-than-temporary impairment was previously recognized	5,928	2,512	—
Balance of credit losses, end of year	$12,679	$6,576	$4,022
Because the Bank currently expects to recover the entire amortized cost basis of each of its other 29 non-agency RMBS holdings (including the 9 securities that were previously deemed to be other-than-temporarily impaired in periods prior to the fourth quarter of 2011), and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these other non-agency RMBS to be other-than-temporarily impaired (or, in the case of the 9 previously impaired securities, further impaired) at December 31, 2011.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2011 and 2010 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2011			December 31, 2010
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$1,521	$1,521	$1,541	$2,555	$2,555	$2,598
Due after five years through ten years	24,037	24,037	24,307	27,871	27,871	28,159
Due after ten years	19,784	19,784	19,493	21,520	21,520	21,303
	45,342	45,342	45,341	51,946	51,946	52,060
Mortgage-backed securities	6,429,697	6,378,268	6,437,061	8,507,746	8,444,483	8,550,529
Total	$6,475,039	$6,423,610	$6,482,402	$8,559,692	$8,496,429	$8,602,589
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $79,050,000 and $105,046,000 at December 31, 2011 and 2010, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2011 and 2010 (in thousands):

	2011	2010
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$45,342	$51,946
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	693	821
Collateralized mortgage obligations
Fixed-rate	1,329	1,620
Variable-rate	6,427,675	8,505,305
	6,429,697	8,507,746
Total	$6,475,039	$8,559,692
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2011 or 2010.

Note 7—Advances
     Redemption Terms. At December 31, 2011 and 2010, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent and 0.05 percent to 8.61 percent, respectively, as summarized below (in thousands).

	2011		2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$9,835	—%	$171	4.10%
2011	—	—	12,362,781	0.70
2012	6,723,261	0.79	1,511,311	3.15
2013	3,014,405	2.02	2,927,555	2.17
2014	1,784,808	1.15	1,419,491	1.11
2015	794,166	2.90	736,210	2.97
2016	406,464	3.23	283,387	3.81
Thereafter	3,029,162	3.74	3,106,218	3.77
Amortizing advances	2,517,442	4.20	2,713,632	4.40
Total par value	18,279,543	2.13%	25,060,756	1.93%
Deferred prepayment fees	(24,713)		(31,290)
Commitment fees	(125)		(105)
Hedging adjustments	543,129		426,295
Total	$18,797,834		$25,455,656
The balances of overdrawn demand deposit accounts were fully collateralized at December 31, 2011 and 2010 and were repaid on the first business day of 2012 and 2011, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2011 and 2010, the Bank had aggregate prepayable and callable advances totaling $143,017,000 and $170,349,000, respectively.
The following table summarizes advances at December 31, 2011 and 2010, by the earliest of year of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Year of Contractual Maturity or Next Call Date	2011	2010
Overdrawn demand deposit accounts	$9,835	$171
2011	—	12,437,799
2012	6,788,295	1,534,056
2013	3,039,360	2,953,639
2014	1,797,856	1,433,491
2015	808,048	750,082
2016	424,374	282,166
Thereafter	2,894,333	2,955,720
Amortizing advances	2,517,442	2,713,632
Total par value	$18,279,543	$25,060,756
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2011 and 2010, the Bank had putable advances outstanding totaling $3,093,321,000 and $3,486,421,000, respectively.

The following table summarizes advances at December 31, 2011 and 2010, by the earlier of year of contractual maturity or next possible put date (in thousands):

Year of Contractual Maturity or Next Put Date	2011	2010
Overdrawn demand deposit accounts	$9,835	$171
2011	—	15,288,601
2012	9,502,332	1,494,561
2013	2,588,806	2,476,955
2014	1,774,407	1,409,091
2015	623,166	565,210
2016	353,964	230,888
Thereafter	909,591	881,647
Amortizing advances	2,517,442	2,713,632
Total par value	$18,279,543	$25,060,756
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2011, the Bank had advances of $2,000,000,000 outstanding to its largest borrower, Comerica Bank, which represented 11 percent of total advances outstanding at that date. At December 31, 2010, the Bank had $6,497,500,000 outstanding to its two largest borrowers, Wells Fargo Bank South Central, National Association (“Wells Fargo”) and Comerica Bank, which represented 26 percent of total advances outstanding at that date. The Bank did not have any advances outstanding to Wells Fargo at December 31, 2011. The interest income from advances to Wells Fargo and Comerica Bank totaled $12,210,000, $59,081,000 and $230,569,000 during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Bank recognized in earnings $3,563,000 of gross prepayment fees related to prepaid advances from Comerica during the year ended December 31, 2011 and $4,290,000 of gross prepayment fees related to prepaid advances from Wells Fargo during the year ended December 31, 2010.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at December 31, 2011 and 2010 (in thousands, based upon par amount):

	2011	2010
Fixed-rate
Due in one year or less	$6,706,765	$7,688,427
Due after one year	9,472,601	10,607,136
Total fixed-rate	16,179,366	18,295,563
Variable-rate
Due in one year or less	47,177	4,690,851
Due after one year	2,053,000	2,074,342
Total variable-rate	2,100,177	6,765,193
Total par value	$18,279,543	$25,060,756
At December 31, 2011 and 2010, 46 percent and 47 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2011, 2010 and 2009 were $26,410,000, $53,187,000 and $34,362,000, respectively. During the years ended December 31, 2011, 2010 and 2009, the Bank deferred $212,000, $32,217,000 and $1,184,000 of these gross advance prepayment fees.

Note 8—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2011 and 2010 for mortgage loans held for portfolio (in thousands):

	2011	2010
Fixed-rate medium-term* single-family mortgages	$34,712	$48,102
Fixed-rate long-term single-family mortgages	127,064	157,896
Premiums	1,271	1,681
Discounts	(210)	(286)
Total mortgage loans held for portfolio	$162,837	$207,393
________________________________________
*    Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2011 and 2010 was comprised of government-guaranteed/insured loans totaling $79,226,000 and $97,867,000, respectively, and conventional loans totaling $82,550,000 and $108,131,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2011, 2010 and 2009, mortgage loan interest income was reduced by CE fees totaling $68,000, $127,000 and $120,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2011, 2010 and 2009, performance-based credit enhancement fees that were forgone and not paid to the Bank’s PFIs totaled $53,000, $30,000 and $80,000, respectively.

Note 9—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members, government-guaranteed/insured mortgage loans held for portfolio, and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States Government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which include all FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
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
The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank or a third-party custodian approved by the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion; however, the collateral they pledge is generally subject to larger haircuts (depending on the credit rating of the member/borrower from time to time) than are applied to similar types of collateral pledged by members under a blanket lien arrangement.
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
With certain exceptions set forth below, Section 10(e) of the FHLB Act affords any security interest granted to the Bank by any member/borrower of the Bank, or any affiliate of any such member/borrower, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. However, the Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law and (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law). For example, in a case in which the Bank has perfected its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower, another secured party’s security interest in that same collateral that was perfected by possession may be entitled to priority over the Bank’s security interest that was perfected by filing a Uniform Commercial Code financing statement.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2011 or 2010.

The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2011 and 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2011 and 2010, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for conventional mortgage loans at December 31, 2011 and 2010 (dollar amounts in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	December 31, 2011			December 31, 2010
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,789	$3,978	$5,767	$2,092	$4,993	$7,085
60-89 days delinquent	656	1,125	1,781	919	1,406	2,325
90 days or more delinquent	1,203	944	2,147	1,254	857	2,111
Total past due	3,648	6,047	9,695	4,265	7,256	11,521
Total current loans	78,902	73,179	152,081	103,866	90,611	194,477
Total mortgage loans	$82,550	$79,226	$161,776	$108,131	$97,867	$205,998
Other delinquency statistics:
In process of foreclosure(1)	$354	$304	$658	$678	$73	$751
Serious delinquency rate (2)	1.5%	1.2%	1.3%	1.2%	0.9%	1.0%
Past due 90 days or more and still accruing interest (3)	$—	$944	$944	$—	$857	$857
Non-accrual loans	$1,203	$—	$1,203	$1,254	$—	$1,254
Troubled debt restructurings	$100	$—	$100	$—	$—	$—
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
At December 31, 2011 and 2010, the Bank’s other assets included $211,000 and $126,000, respectively, of real estate owned.

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At December 31, 2011 and 2010, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $192,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2011. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$225	$240	$261
Chargeoffs	(33)	(15)	(21)
Balance, end of year	$192	$225	$240

	December 31,
	2011	2010
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$192	$225

Unpaid principal balance
Individually evaluated for impairment	$1,203	$1,254
Collectively evaluated for impairment	81,347	106,877
	$82,550	$108,131

Note 10—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.02 percent, 0.05 percent and 0.10 percent during 2011, 2010 and 2009, respectively. For additional information regarding other interest-bearing deposits, see Note 14.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Interest-bearing
Demand and overnight	$1,422,523	$989,902
Term	98,873	80,126
Non-interest bearing (other)	29	24
Total deposits	$1,521,425	$1,070,052
The aggregate amount of time deposits with a denomination of $100,000 or more was $98,680,000 and $80,067,000 as of December 31, 2011 and 2010, respectively.

Note 11—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the United States Government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its statement of condition only that portion of the consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 18.
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $692 billion and $796 billion at December 31, 2011 and 2010, respectively. The Bank was the primary obligor on $29.7 billion and $36.2 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States Government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
Optional principal redemption bonds (callable bonds) may be redeemed in whole or in part at the Bank's discretion on predetermined call dates according to the terms of the bond offerings;
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2011 and 2010 (in thousands, at par value).

	2011	2010
Fixed-rate	$16,267,810	$14,582,605
Simple variable-rate	895,000	13,411,000
Step-up	2,554,500	3,001,500
Fixed that converts to variable	211,000	83,000
Total par value	$19,928,310	$31,078,105
At December 31, 2011 and 2010, 85 percent and 82 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 100 percent and 14 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2011 and 2010, by year of contractual maturity (in thousands):

	2011		2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2011	$—	—%	$18,269,685	0.86%
2012	9,467,905	1.42	6,107,905	2.17
2013	2,345,000	1.62	1,465,000	2.59
2014	4,211,650	1.48	1,400,440	2.65
2015	461,255	3.51	883,255	2.69
2016	702,000	3.19	529,320	4.20
Thereafter	2,740,500	2.78	2,422,500	3.08
Total par value	19,928,310	1.75%	31,078,105	1.56%
Premiums	37,189		51,349
Discounts	(8,225)		(11,977)
Hedging adjustments	112,782		198,128
Total	$20,070,056		$31,315,605
At December 31, 2011 and 2010, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2011	2010
Non-callable bonds	$13,061,555	$26,278,890
Callable bonds	6,866,755	4,799,215
Total par value	$19,928,310	$31,078,105
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2011 and 2010, by the earlier of year of contractual maturity or next possible call date (in thousands, at par value):

Year of Contractual Maturity or Next Call Date	2011	2010
2011	$—	$21,479,505
2012	15,343,405	6,594,905
2013	2,420,000	1,545,000
2014	996,650	440,440
2015	336,255	336,255
2016	430,000	280,000
Thereafter	402,000	402,000
Total par value	$19,928,310	$31,078,105
     Discount Notes. At December 31, 2011 and 2010, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2011	$9,799,010	$9,800,000	0.06%
December 31, 2010	$5,131,978	$5,132,613	0.15%
At December 31, 2011 and 2010, 52 percent and 18 percent, respectively, of the Bank’s consolidated obligation discount notes were swapped to a variable rate.

Note 12—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock) and, prior to the third quarter of 2011, after the REFCORP assessment described in Note 13, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. As discussed in Note 13, beginning July 1, 2011, the Bank's earnings (and therefore its AHP assessments) are no longer reduced by a REFCORP assessment. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2011, 2010 or 2009. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2011, 2010 or 2009.
The Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 15) to reported income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive AHP grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date income. In years where the Bank’s income before assessments (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of year	$41,044	$43,714	$43,067
AHP assessment	5,321	11,641	16,461
Grants funded, net of recaptured amounts	(14,052)	(14,311)	(15,814)
Balance, end of year	$32,313	$41,044	$43,714

Note 13— REFCORP
Through the second quarter of 2011, each FHLBank was required to contribute 20 percent of its reported earnings (after the AHP assessment) to REFCORP. The AHP and REFCORP assessments were calculated simultaneously because of their dependence on one another. To compute the REFCORP assessment, which was paid quarterly in arrears, the Bank’s AHP assessment (described in Note 12) was subtracted from reported income before assessments and the result was multiplied by 20 percent.
The FHLBanks were obligated to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per calendar quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP was fully satisfied. If the Bank experienced a loss during a calendar quarter but still had income for the calendar year, the Bank’s obligation to REFCORP was calculated based upon its year-to-date income. The Bank was entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation or, alternatively, a credit against future REFCORP assessments. Based on its calculated annual obligation for the year ended December 31, 2008, the Bank was due $16,881,000 as of December 31, 2008. This amount was credited against amounts due for the Bank’s 2009 REFCORP assessments.
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the second quarter of 2011. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment.

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
The Bank has also invested in agency and other highly rated debentures. Substantially all of the Bank's available-for-sale securities are fixed-rate debentures. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank enters into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2011 and 2010 (in thousands).

	December 31, 2011			December 31, 2010
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$7,486,685	$71	$582,130	$8,538,084	$29,201	$501,545
Available-for-sale securities	4,183,634	9	691,831	—	—	—
Consolidated obligation bonds	16,395,010	166,171	3,722	14,650,120	352,710	53,502
Interest rate caps related to advances	28,000	100	—	83,000	632	—
Total derivatives designated as hedging instruments under ASC 815	28,093,329	166,351	1,277,683	23,271,204	382,543	555,047
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	20,000	—	113	6,000	—	59
Consolidated obligation bonds	750,000	16	1,760	1,600,000	2,262	—
Consolidated obligation discount notes	5,047,380	1,188	490	912,722	2,825	—
Basis swaps(1)	4,700,000	21,690	—	6,700,000	14,886	—
Intermediary transactions	92,758	6,104	5,900	44,200	508	426
Interest rate swaptions related to optional advance commitments	200,000	1,947	—	150,000	10,409	—
Interest rate caps
Advances	—	—	—	13,000	—	—
Held-to-maturity securities	3,900,000	3,753	—	3,700,000	19,585	—
Intermediary transactions	30,000	179	179	—	—	—
Total derivatives not designated as hedging instruments under ASC 815	14,740,138	34,877	8,442	13,125,922	50,475	485
Total derivatives before netting and collateral adjustments	$42,833,467	201,228	1,286,125	$36,397,126	433,018	555,532
Cash collateral and related accrued interest		(700)	(563,183)		(55,481)	(215,356)
Netting adjustments		(191,778)	(191,778)		(338,866)	(338,866)
Total collateral and netting adjustments(2)		(192,478)	(754,961)		(394,347)	(554,222)
Net derivative balances reported in statements of condition		$8,750	$531,164		$38,671	$1,310
________________________________________

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.

(2)
Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2011	2010	2009
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(4,202)	$164	$59,329
Interest rate caps	(532)	(585)	(30)
Total net gain (loss) related to fair value hedge ineffectiveness	(4,734)	(421)	59,299
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	6,616	18,736	107,564
Interest rate swaps
Advances	101	65	(36)
Consolidated obligation bonds	(3,648)	(8,176)	10,337
Consolidated obligation discount notes	(1,281)	(1,324)	(7,395)
Basis swaps(1)	7,076	2,033	8,994
Intermediary transactions	121	36	30
Interest rate swaptions related to optional advance commitments	(11,685)	3,248	—
Interest rate caps
Advances	—	(6)	—
Held-to-maturity securities	(17,103)	(31,930)	14,316
Intermediary transactions	5	—	—
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(19,798)	(17,318)	133,810
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(24,532)	$(17,739)	$193,109
________________________________________

(1)	The Bank’s basis swaps are used to reduce its exposure to changing spreads between one-month and three-month LIBOR.
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2011, 2010 and 2009 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2011
Advances	$(143,780)	$143,532	$(248)	$(213,891)
Available-for-sale securities	(92,643)	91,221	(1,422)	(19,959)
Consolidated obligation bonds	(85,302)	82,238	(3,064)	248,618
Total	$(321,725)	$316,991	$(4,734)	$14,768

Year ended December 31, 2010
Advances	$(86,040)	$85,296	$(744)	$(271,839)
Consolidated obligation bonds	(73,198)	73,521	323	389,666
Total	$(159,238)	$158,817	$(421)	$117,827

Year ended December 31, 2009
Advances	$308,440	$(311,501)	$(3,061)	$(298,220)
Available-for-sale securities	503	(605)	(102)	(325)
Consolidated obligation bonds	(226,990)	289,452	62,462	460,139
Total	$81,953	$(22,654)	$59,299	$161,594
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

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
The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk also considers the impact of cash collateral held or remitted by the Bank. As of December 31, 2011 and 2010, the Bank held as collateral cash balances of $700,000 and $55,471,000, respectively. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
At December 31, 2011 and 2010, the Bank’s maximum credit risk, as defined above, was approximately $2,400,000 and $34,183,000, respectively. In early January 2012 and early January 2011, additional/excess cash collateral of $2,100,000 and $33,006,000, respectively, was delivered/returned to the Bank pursuant to counterparty credit arrangements.
The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 18.
When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2011 and 2010, the net market value of the Bank’s derivatives with its members totaled $5,924,000 and $(53,000), respectively.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed a petition under Chapter 11 of the United States Bankruptcy Code. At that time, Lehman Brothers Special Financing, Inc., a subsidiary of Lehman, was the Bank's counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion. Lehman was the credit support provider for those contracts. Upon the bankruptcy filing, the Bank terminated the transactions, designating an early termination date of September 18, 2008. Upon the termination, the Bank determined that it was in a net receivable position of $1,012,000, and filed a proof of claim against Lehman for that amount. The Bank also recorded a $1,012,000 charge in the third quarter of 2008 to fully reserve this receivable. In October 2010, the Bank received a Derivatives Alternative Dispute Resolution ("ADR") Notice from Lehman, which contended that the Bank had incorrectly calculated the amount due in respect of the transactions, and asserted that the Bank owed Lehman $14,278,000 plus interest at a default rate of 13.5 percent per annum from the early termination date until the date such amount was paid in full. While the Bank believes its determination of the termination amount - resulting in a net receivable position - is correct and that the claims asserted in the ADR Notice were without merit, in order to avoid the costs of litigation, the Bank ultimately agreed to pay $6,700,000 to settle its dispute with Lehman. This amount is included in other income (loss) in the statement of income for the year ended December 31, 2011, under the caption "other, net" and is included in other liabilities in the statement of condition as of December 31, 2011. The settlement amount was paid on January 12, 2012.

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
Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.05 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. Effective April 20, 2012, the membership investment requirement will be reduced to 0.04 percent of each member's total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock at the end of the month following the end of each calendar quarter (e.g., January 31, April 30, July 31 and October 31). For the quarterly repurchases that occurred between January 30, 2009 and July 30, 2010, surplus stock was defined as stock in excess of 120 percent of the member’s minimum investment requirement. Surplus stock was defined as stock in excess of 105 percent of the member’s minimum investment requirement for the repurchases that occurred between October 29, 2010 and January 31, 2012. Historically, the Bank’s practice has been that a member’s surplus stock will not be repurchased if the amount of that member’s surplus stock is $250,000 or less or if, subject to certain exceptions, the member is on restricted collateral status. During the years ended December 31, 2011, 2010 and 2009, the Bank repurchased surplus stock totaling $462,846,000, $360,590,000, and $513,286,000, respectively. During the year ended December 31, 2010, none of the repurchased surplus stock was classified as mandatorily redeemable at the time of repurchase. During the years ended December 31, 2011 and 2009, $119,000 and $7,602,000, respectively, of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. On January 31, 2012, the Bank repurchased surplus stock totaling $107,357,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table presents total excess stock and surplus stock at December 31, 2011 and 2010 (in thousands). For this purpose, surplus stock is computed using the definitions that applied on January 31, 2012 and 2011, respectively.

	2011	2010
Excess stock
Capital stock	$219,226	$222,321
Mandatorily redeemable capital stock	10,196	4,004
Total	$229,422	$226,325
Surplus stock
Capital stock	$185,833	$183,149
Mandatorily redeemable capital stock	10,073	3,896
Total	$195,906	$187,045
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2011 or 2010. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2011, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011		December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$343,583	$1,765,430	$402,820	$2,061,190
Total capital	$1,350,799	$1,765,430	$1,587,603	$2,061,190
Total capital-to-assets ratio	4.00%	5.23%	4.00%	5.19%
Leverage capital	$1,688,498	$2,648,145	$1,984,503	$3,091,785
Leverage capital-to-assets ratio	5.00%	7.84%	5.00%	7.79%
On August 4, 2009, the Finance Agency adopted a final rule establishing capital classifications and critical capital levels for the FHLBanks. The rule defines critical capital levels for the FHLBanks and establishes criteria for each of the following capital classifications identified in the Housing and Economic Recovery Act of 2008: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nonetheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets. The Bank has been classified as adequately capitalized since the rule became effective.

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
The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock only from unrestricted retained earnings or a portion of current earnings. The Bank’s Board of Directors may not declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend. In addition, the Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings; further, the Bank may not declare or pay any dividends in the form of capital stock if its excess stock is greater than 1 percent of its total assets or if, after the issuance of such shares, the Bank’s outstanding excess stock would be greater than 1 percent of its total assets.
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
At December 31, 2011, the Bank had $14,980,000 in outstanding capital stock subject to mandatory redemption held by 15 institutions. As of December 31, 2010, the Bank had $8,076,000 in outstanding capital stock subject to mandatory redemption held by 23 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2011, 2010 and 2009, dividends on mandatorily redeemable capital stock in the amount of $58,000, $34,000 and $84,000, respectively, were recorded as interest expense in the statements of income.
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

The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2011 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2012	$3,035
2013	578
2014	712
2015	293
2016	10,362
Total	$14,980
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2011, 2010 and 2009 (in thousands).

Balance, January 1, 2009	$90,353
Capital stock that became subject to mandatory redemption during the year	106,804
Redemption/repurchase of mandatorily redeemable capital stock	(188,347)
Mandatorily redeemable capital stock issued during the year	73
Stock dividends classified as mandatorily redeemable	282
Balance, December 31, 2009	9,165
Capital stock that became subject to mandatory redemption during the year	2,434
Redemption/repurchase of mandatorily redeemable capital stock	(3,662)
Mandatorily redeemable capital stock issued during the year	111
Stock dividends classified as mandatorily redeemable	28
Balance, December 31, 2010	8,076
Capital stock that became subject to mandatory redemption during the year	70,304
Redemption/repurchase of mandatorily redeemable capital stock	(63,531)
Stock dividends classified as mandatorily redeemable	131
Balance, December 31, 2011	$14,980
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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2011, 2010 and 2009:

	2011	2010	2009
Number of institutions, beginning of year	23	24	18
Due to mergers and acquisitions	6	4	1
Due to withdrawals	1	2	3
Due to termination of membership by the Bank*	—	1	6
Mandatorily redeemable capital stock reclassified to equity	(2)	(2)	—
Terminations completed during the year	(13)	(6)	(4)
Number of institutions, end of year	15	23	24
________________________________________
*    The Bank terminated the memberships of institutions that were closed by their primary regulator.
The Bank did not receive any stock redemption notices in 2011, 2010 or 2009.

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

Note 16—Employee Retirement Plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan covers substantially all officers and employees of the Bank who were hired prior to January 1, 2007, and any new employee of the Bank who was hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. The Pentegra DB Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.

The Pentegra DB Plan operates on a fiscal year from July 1 through June 30. The Pentegra DB Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Bank.

The Pentegra DB Plan's annual valuation process includes separate calculations of the plan's funded status as well as the funded status of each participating employer. Participating employers in an under-funded position are billed for their required contributions while those in an over-funded position can use their surplus to offset all or a portion of their contribution requirement. The funded status is defined as the market value of assets divided by the funding target (an amount equal to 100 percent of the present value of all benefit liabilities accrued at the valuation date) and is calculated as of the beginning of the Pentegra DB Plan year. As permitted by ERISA, the Pentegra DB Plan accepts contributions for a plan year up to eight and a half months after the end of that plan year and, as a result, the market value of assets at the valuation date (July 1) is increased by any subsequent contributions that are designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2010. For the plan years ended June 30, 2010 and 2009, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.

The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2011		2010		2009
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,190	(a)	$9,020	(a)	$10,050	(a)
Pentegra DB Plan funded status as of July 1	90.0%	(b)	85.8%	(d)	93.7%
Bank's funded status as of July 1	96.0%	(c)	95.6%		100.0%
____________

(a)
Amounts include $1,000, $5,200 and $7,500 of supplemental contributions made in the second half of 2011, 2010 and 2009, respectively, which were designated for and credited to the plan years ended June 30, 2011, 2010 and 2009, respectively.

(b)
The Pentegra DB Plan's funded status as of July 1, 2011 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made during the period from July 1, 2011 through March 15, 2012 and designated for the plan year ended June 30, 2011 will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).

(c)
Funded status takes into account a $1,000 supplemental contribution made in the fourth quarter of 2011. The Bank did not make any contributions for the plan year ended June 30, 2011 during the period from January 1, 2012 through March 15, 2012.

(d)
The Pentegra DB Plan's funded status as of July 1, 2010 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2010 through March 15, 2011. Contributions made during the period from July 1, 2010 through March 15, 2011 and designated for the plan year ended June 30, 2010 will be included in the final valuation as of July 1, 2010. The final funded status as of July 1, 2010 will not be available until the Form 5500 for the plan year July 1, 2010 through June 30, 2011 is filed (this Form 5500 is due to be filed no later than April 2012).

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2011, 2010 and 2009, the Bank contributed $1,144,000, $997,000 and $877,000, respectively, to the Pentegra DC Plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $1,518,000 and $1,325,000 at December 31, 2011 and 2010, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $65,000, $148,000, and $188,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $888,000 and $1,008,000 at December 31, 2011 and 2010, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; other than $55,000 contributions to be made on behalf of the Bank's President and Chief Executive Officer in each of the calendar years 2012, 2013, 2014 and 2015, the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $3,605,000 and $2,989,000 at December 31, 2011 and 2010, respectively. During the years ended December 31, 2011, 2010 and 2009, the Bank contributed $687,000, $583,000 and $560,000, respectively, to the Plan.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Change in APBO
APBO at beginning of year	$2,163	$2,073
Service cost	12	12
Interest cost	97	107
Actuarial gain	(149)	(16)
Participant contributions	168	188
Benefits paid	(125)	(201)
APBO at end of year	2,166	2,163
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid (contributions retained) by the Bank	(43)	13
Participant contributions	168	188
Benefits paid	(125)	(201)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(2,166)	$(2,163)
Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2011 and 2010 consist of the following (in thousands):

	December 31,
	2011	2010
Net actuarial gain	$534	$443
Prior service credit	83	118
	$617	$561
The amounts in accumulated other comprehensive income (loss) include $35,000 of prior service credit and $34,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2012.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 8.4 percent for 2012. For 2011, 2010 and 2009, gross health care cost trend rates of 8.7 percent, 9.0 percent and 11.0 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.3 percent per year to a final rate of 5.0 percent in 2023 and thereafter. To compute the APBO at December 31, 2011 and 2010, weighted average discount rates of 4.24 percent and 5.31 percent were used. Weighted average discount rates of 5.31 percent, 5.72 percent and 5.87 percent were used to compute the net periodic benefit cost for 2011, 2010 and 2009, respectively.

Components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service cost	$12	$12	$13
Interest cost	97	107	155
Amortization of prior service cost (credit)	(35)	(34)	(35)
Amortization of net gain	(58)	(40)	—
Net periodic benefit cost	$16	$45	$133
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Amortization of prior service credit included in net periodic benefit cost	$(35)	$(34)	$(35)
Actuarial gain	149	16	428
Amortization of net actuarial gain included in net periodic benefit cost	(58)	(40)	—
Total changes in benefit obligations recognized in other comprehensive income	$56	$(58)	$393
A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2011 by $829,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2011 by $39,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have reduced the APBO at December 31, 2011 by $414,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2011 by $19,000.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2012	$124
2013	111
2014	129
2015	143
2016	142
2017-2021	693
$1,342

Note 17—Estimated Fair Values
Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. U.S. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP also requires an entity to disclose the level within the fair value hierarchy in which the measurements fall for assets and liabilities that are carried at fair value (that is, those assets and liabilities that are measured at fair value on a recurring basis) and for assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition (for example, impaired assets). The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2011 and 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Securities purchased under agreements to resell and federal funds sold. All federal funds sold and securities purchased under agreements to resell represent overnight balances. Accordingly, the estimated fair values approximate the carrying values.
     Trading securities. The Bank obtains quoted prices for identical securities.
     Available-for-sale and held-to-maturity securities. To value its available-for-sale securities and its held-to-maturity MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

Recently, the Bank conducted reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures. In addition, while the vendors' proprietary models are not available for review by the Bank, the Bank reviewed for reasonableness the underlying inputs and assumptions for a sample of securities that were priced by each of the four vendors.

Prior to December 31, 2011, the Bank established a price for each security using a formula that was based upon the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds based on security type. Computed prices within these established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates.

Effective December 31, 2011, the Bank refined its method for estimating the fair values of its available-for-sale securities and its held-to-maturity MBS holdings. The Bank's refined valuation technique first requires the establishment of a “median” price for each security using the same formula-driven price described above. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of December 31, 2011 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

As of December 31, 2011, four vendor prices were received for substantially all of the Bank's available-for-sale securities and held-to-maturity MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. The refinement to the valuation technique did not have a significant impact on the estimated fair values of the Bank's available-for-sale securities or its held-to-maturity MBS holdings as of December 31, 2011. Based on the Bank's reviews of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Mortgage loans held for portfolio. The Bank estimates the fair values of mortgage loans held for portfolio based on observed market prices for agency MBS. Individual mortgage loans are pooled based on certain criteria such as loan type, weighted average coupon, and origination year and matched to reference securities with a similar collateral composition to derive benchmark pricing. The prices for agency MBS used as a benchmark are subject to certain market conditions including, but not limited to, the market’s expectations of future prepayments, the current and expected level of interest rates, and investor demand.
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
     Commitments. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at December 31, 2011 or 2010.

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2011 and 2010, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	December 31, 2011		December 31, 2010
Financial Instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$1,152,467	$1,152,467	$1,631,899	$1,631,899
Interest-bearing deposits	223	223	208	208
Security purchased under agreement to resell	500,000	500,000	—	—
Federal funds sold	1,645,000	1,645,000	3,767,000	3,767,000
Trading securities	6,034	6,034	5,317	5,317
Available-for-sale securities	4,927,697	4,927,697	—	—
Held-to-maturity securities	6,423,610	6,482,402	8,496,429	8,602,589
Advances	18,797,834	19,035,923	25,455,656	25,672,203
Mortgage loans held for portfolio, net	162,645	180,380	207,168	225,336
Loan to other FHLBank	35,000	35,000	—	—
Accrued interest receivable	72,584	72,584	43,248	43,248
Derivative assets	8,750	8,750	38,671	38,671
Liabilities:
Deposits	1,521,425	1,521,360	1,070,052	1,070,044
Consolidated obligations
Discount notes	9,799,010	9,799,192	5,131,978	5,132,290
Bonds	20,070,056	20,298,273	31,315,605	31,444,058
Mandatorily redeemable capital stock	14,980	14,980	8,076	8,076
Accrued interest payable	65,451	65,451	94,417	94,417
Derivative liabilities	531,164	531,164	1,310	1,310
Optional advance commitments (other liabilities)	2,498	2,498	11,156	11,156

The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011 and 2010 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
December 31, 2011
Assets
Trading securities	$6,034	$—	$—	$—	$6,034
Available-for-sale securities	—	4,927,697	—	—	4,927,697
Derivative assets	—	201,228	—	(192,478)	8,750
Total assets at fair value	$6,034	$5,128,925	$—	$(192,478)	$4,942,481
Liabilities
Derivative liabilities	$—	$1,286,125	$—	$(754,961)	$531,164
Optional advance commitments (other liabilities)	—	2,498	—	—	2,498
Total liabilities at fair value	$—	$1,288,623	$—	$(754,961)	$533,662

December 31, 2010
Assets
Trading securities	$5,317	$—	$—	$—	$5,317
Derivative assets	—	433,018	—	(394,347)	38,671
Total assets at fair value	$5,317	$433,018	$—	$(394,347)	$43,988
Liabilities
Derivative liabilities	$—	$555,532	$—	$(554,222)	$1,310
Optional advance commitments (other liabilities)	—	11,156	—	—	11,156
Total liabilities at fair value	$—	$566,688	$—	$(554,222)	$12,466
________________________________________

(1)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

As of December 31, 2011 and 2010, the Bank had entered into optional advance commitments with par values totaling $200,000,000 and $150,000,000, respectively, excluding commitments to fund CIP and EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments are reported in other liabilities in the statements of condition. At December 31, 2011 and 2010, other liabilities included items with an aggregate carrying value of $28,235,000 and $20,427,000, respectively, that were not eligible for the fair value option.
During the years ended December 31, 2011 and 2010, the Bank recorded total other-than-temporary impairment losses on eight and seven, respectively, of its non-agency RMBS classified as held-to-maturity (see Note 6). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities were classified as Level 3 measurements in the fair value hierarchy. Four third-party vendor prices were received for each of these securities. For three of the securities that were impaired in 2011 (in quarterly periods prior to the fourth quarter) and all of the securities that were impaired in 2010, the average of the middle two prices was used to determine the final fair value measurements. For three securities that were determined to be impaired as of December 31, 2011, the average of the four prices was used to determine the final fair value measurements. For the other two securities that were determined to be impaired as of December 31, 2011, the average of three of the four prices was used to determine the final fair value measurements.

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
The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the Finance Agency controls the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation was excluded from the initial recognition and measurement provisions of ASC 460 “Guarantees.” At December 31, 2011 and 2010, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $662 billion and $760 billion, respectively.
If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At December 31, 2011 and 2010, the Bank had commitments to make additional advances totaling approximately $219,105,000 and $199,773,000, respectively. Commitments for advances are for periods up to 24 months.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 7). Outstanding standby letters of credit totaled $3,321,123,000 and $4,595,290,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, outstanding letters of credit had original terms of up to 10 years with a final expiration in 2020. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $3,658,000 and $4,461,000 at December 31, 2011 and 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9). During the years ended December 31, 2011, 2010 and 2009, the Bank recognized letter of credit fees totaling $5,253,000, $5,804,000 and $6,078,000, respectively; these fees are included in other income (loss) in the statements of income under the caption "other, net."
At December 31, 2011 and 2010, the Bank had commitments to issue $70,000,000 and $115,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of December 31, 2011 and 2010, the Bank had pledged cash collateral of $563,148,000 and $215,322,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, at December 31, 2011, the Bank had pledged available-for-sale securities with an aggregate fair value of $512,474,000 as collateral to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements; at December 31, 2010, the Bank had not pledged any securities as collateral.

During the years ended December 31, 2011, 2010 and 2009, the Bank charged to operating expenses net rental costs of approximately $401,000, $422,000, and $422,000, respectively. Future minimum rentals at December 31, 2011, were as follows (in thousands):

Year	Premises	Equipment	Total
2012	$262	$78	$340
2013	51	17	68
2014	26	—	26
Total	$339	$95	$434
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2011 were as follows (in thousands):

Year
2012	$1,263
2013	1,295
2014	673
2015	664
2016	206
Total	$4,101
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 12, 14 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, former members that retain the stock as provided in the Bank’s capital plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. Members are entitled to vote only for directors. Currently, 9 of the Bank’s 16 directors are member directors. By law, member directors must be officers or directors of a member of the Bank.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2011, 2010 and 2009.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.

The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2011 and 2010, advances outstanding to Directors’ Financial Institutions aggregated $759,000,000 and $704,000,000, respectively, representing 4.2 percent and 2.8 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, capital stock outstanding to Directors’ Financial Institutions aggregated $43,000,000 and $45,000,000, respectively, representing 3.4 percent and 2.8 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no loans to or borrowings from other FHLBanks during the year ended December 31, 2010. Interest income on loans to other FHLBanks totaled $3,000 and $2,000 for the years ended December 31, 2011 and 2009, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Balance, January 1,	$—	$—	$—
Loans made to:
FHLBank of Boston	—	—	375,000
FHLBank of Seattle	—	—	25,000
FHLBank of San Francisco	1,015,000	—	—
FHLBank of Des Moines	50,000	—	—
FHLBank of Topeka	35,000	—	—
FHLBank of Atlanta	51,000	—	—
Collections from:
FHLBank of Boston	—	—	(375,000)
FHLBank of Seattle	—	—	(25,000)
FHLBank of San Francisco	(1,015,000)	—	—
FHLBank of Des Moines	(50,000)	—	—
FHLBank of Atlanta	(51,000)	—	—
Balance, December 31,	$35,000	$—	$—
Interest expense on borrowings from other FHLBanks totaled $1,000 during each of the years ended December 31, 2011 and 2009. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Balance, January 1	$—	$—	$—
Borrowings from:
FHLBank of Atlanta	200,000	—	—
FHLBank of Indianapolis	50,000	—	—
FHLBank of San Francisco	175,000	—	200,000
Repayments to:
FHLBank of Atlanta	(200,000)	—	—
FHLBank of Indianapolis	(50,000)	—	—
FHLBank of San Francisco	(175,000)	—	(200,000)
Balance, December 31	$—	$—	$—

The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2010 or 2009. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the year ended December 31, 2011, the Bank transferred a consolidated obligation with a par amount of $15,000,000 to the FHLBank of San Francisco. A gain of $32,000 was recognized on the debt transfer. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2010 or 2009.

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010).

4.1
Capital Plan of the Registrant, as amended and revised on April 28, 2011 and approved by the Federal Housing Finance Agency on August 5, 2011 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).

10.1
Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2	2011 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Prior to January 1, 2005, effective March 31, 2011.

10.3
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

10.5
2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.6
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.7	2011 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for deferrals prior to January 1, 2005, effective March 31, 2011.

10.8
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).

Exhibit
10.12
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).

10.13
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).

10.14
Form of Employment Agreement between the Registrant and each of its named executive officers, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.15
Form of 2010 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 28, 2010 and filed with the SEC on June 4, 2010, which exhibit is incorporated herein by reference).

10.16
Form of 2011 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated September 22, 2011 and filed with the SEC on September 28, 2011, which exhibit is incorporated herein by reference).

10.17
Amended and Restated Indemnification Agreement between the Registrant and Terry Smith, dated October 24, 2008 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.18
Form of Indemnification Agreement between the Registrant and each of its officers (other than Terry Smith), entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.19
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.20
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

101
The following materials from the Bank’s annual report on Form 10-K for the fiscal year ended December 31, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2011 and 2010, (ii) Statements of Income for the Years Ended December 31, 2011, 2010 and 2009, (iii) Statements of Capital for the Years Ended December 31, 2011, 2010 and 2009, (iv) Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to the Financial Statements for the fiscal year ended December 31, 2011 tagged as blocks of text.

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