Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Dallas
filed 2012-05-11
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
At April 30, 2012, the registrant had outstanding 10,829,151 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$2,261,223	$1,152,467
Interest-bearing deposits	344	223
Securities purchased under agreements to resell	1,000,000	500,000
Federal funds sold	1,196,000	1,645,000
Trading securities (Note 12)	6,488	6,034
Available-for-sale securities, including $533,200 and $512,474 of securities pledged as collateral to derivatives counterparties at March 31, 2012 and December 31, 2011, respectively (Notes 3 and 12)	5,290,776	4,927,697
Held-to-maturity securities (a) (Note 4)	5,968,018	6,423,610
Advances (Notes 5 and 6)	18,171,626	18,797,834
Mortgage loans held for portfolio, net of allowance for credit losses of $190 and $192 at March 31, 2012 and December 31, 2011, respectively (Note 6)	151,992	162,645
Loan to other FHLBank (Note 15)	—	35,000
Accrued interest receivable	87,333	72,584
Premises and equipment, net	21,529	22,182
Derivative assets (Notes 9 and 12)	21,255	8,750
Other assets	13,602	15,941
TOTAL ASSETS	$34,190,186	$33,769,967

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,677,051	$1,521,396
Non-interest bearing	29	29
Total deposits	1,677,080	1,521,425

Consolidated obligations (Note 7)
Discount notes	8,564,746	9,799,010
Bonds	21,570,440	20,070,056
Total consolidated obligations	30,135,186	29,869,066

Mandatorily redeemable capital stock	4,873	14,980
Accrued interest payable	86,882	65,451
Affordable Housing Program (Note 8)	30,593	32,313
Derivative liabilities (Notes 9 and 12)	512,143	531,164
Other liabilities, including $1,356 and $2,498 of optional advance commitments carried at fair value under the fair value option at March 31, 2012 and December 31, 2011, respectively (Notes 12 and 13)	19,834	30,733
Total liabilities	32,466,591	32,065,132

Commitments and contingencies (Notes 6 and 13)

CAPITAL (Note 10)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,454,095 and 12,557,934 shares at March 31, 2012 and December 31, 2011, respectively	1,245,409	1,255,793
Retained earnings
Unrestricted	506,992	488,739
Restricted	10,771	5,918
Total retained earnings	517,763	494,657

Accumulated other comprehensive income (loss) (Note 16)	(39,577)	(45,615)
Total capital	1,723,595	1,704,835
TOTAL LIABILITIES AND CAPITAL	$34,190,186	$33,769,967
_____________________________

(a)	Fair values: $6,032,880 and $6,482,402 at March 31, 2012 and December 31, 2011, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME
Advances	$50,429	$59,405
Prepayment fees on advances, net	1,971	1,266
Interest-bearing deposits	153	72
Securities purchased under agreements to resell	566	104
Federal funds sold	436	1,205
Available-for-sale securities	7,602	—
Held-to-maturity securities	17,952	24,132
Mortgage loans held for portfolio	2,187	2,780
Other	—	6
Total interest income	81,296	88,970

INTEREST EXPENSE
Consolidated obligations
Bonds	38,974	45,468
Discount notes	1,625	1,244
Deposits	43	117
Mandatorily redeemable capital stock	7	18
Other borrowings	1	—
Total interest expense	40,650	46,847

NET INTEREST INCOME	40,646	42,123

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	—
Net non-credit impairment losses recognized in other comprehensive income	(214)	(1,378)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(214)	(1,378)

Service fees	519	570
Net gain on trading securities	182	129
Net gains (losses) on derivatives and hedging activities	2,577	(6,515)
Unrealized gains (losses) on other liabilities carried at fair value under the fair value option	1,142	(861)
Gains on early extinguishment of debt	—	369
Letter of credit fees	1,229	1,429
Other, net	(6)	(10)
Total other income (loss)	5,429	(6,267)

OTHER EXPENSE
Compensation and benefits	11,447	11,585
Other operating expenses	6,290	6,694
Finance Agency	799	1,145
Office of Finance	574	733
Total other expense	19,110	20,157

INCOME BEFORE ASSESSMENTS	26,965	15,699
Affordable Housing Program	2,697	1,283
REFCORP	—	2,883
Total assessments	2,697	4,166
NET INCOME	$24,268	$11,533
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2012	2011

NET INCOME	$24,268	$11,533
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	3,084	—
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	214	1,378
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,757	4,596
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(9)
Amortization of net actuarial gain included in net periodic benefit cost	(8)	(6)
Total other comprehensive income	6,038	5,959
TOTAL COMPREHENSIVE INCOME	$30,306	$17,492

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited, in thousands)

						Accumulated
	Capital Stock Class B - Putable		Retained Earnings			Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE, JANUARY 1, 2012	12,557	$1,255,793	$488,739	$5,918	$494,657	$(45,615)	$1,704,835

Proceeds from sale of capital stock	1,274	127,356	—	—	—	—	127,356
Repurchase/redemption of capital stock	(1,383)	(138,262)	—	—	—	—	(138,262)
Shares reclassified to mandatorily redeemable capital stock	(5)	(590)	—	—	—	—	(590)
Comprehensive income
Net income	—	—	19,415	4,853	24,268	—	24,268
Other comprehensive income	—	—	—	—	—	6,038	6,038
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(45)	—	(45)	—	(45)
Mandatorily redeemable capital stock	—	—	(5)	—	(5)	—	(5)
Stock	11	1,112	(1,112)	—	(1,112)	—	—

BALANCE, MARCH 31, 2012	12,454	$1,245,409	$506,992	$10,771	$517,763	$(39,577)	$1,723,595

BALANCE, JANUARY 1, 2011	16,009	$1,600,909	$452,205	$—	$452,205	$(62,702)	$1,990,412

Proceeds from sale of capital stock	750	74,976	—	—	—	—	74,976
Repurchase/redemption of capital stock	(1,883)	(188,255)	—	—	—	—	(188,255)
Shares reclassified to mandatorily redeemable capital stock	(613)	(61,268)	—	—	—	—	(61,268)
Comprehensive income
Net income	—	—	11,533	—	11,533	—	11,533
Other comprehensive income	—	—	—	—	—	5,959	5,959
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(46)	—	(46)	—	(46)
Mandatorily redeemable capital stock	—	—	(56)	—	(56)	—	(56)
Stock	15	1,448	(1,448)	—	(1,448)	—	—

BALANCE, MARCH 31, 2011	14,278	$1,427,810	$462,188	$—	$462,188	$(56,743)	$1,833,255

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$24,268	$11,533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	14,414	(19,149)
Concessions on consolidated obligation bonds	1,178	984
Premises, equipment and computer software costs	1,691	1,605
Non-cash interest on mandatorily redeemable capital stock	10	5
Credit component of other-than-temporary impairment losses on held-to-maturity securities	214	1,378
Gains on early extinguishment of debt	—	(369)
Unrealized losses (gains) on other liabilities carried at fair value under the fair value option	(1,142)	861
Net increase in trading securities	(454)	(639)
Loss due to change in net fair value adjustment on derivative and hedging activities	16,862	14,329
Decrease (increase) in accrued interest receivable	(14,776)	2,583
Decrease in other assets	1,617	1,683
Decrease in Affordable Housing Program (AHP) liability	(1,720)	(2,191)
Increase in accrued interest payable	21,431	23,081
Decrease in payable to REFCORP	—	(2,544)
Increase (decrease) in other liabilities	(9,774)	695
Total adjustments	29,551	22,312
Net cash provided by operating activities	53,819	33,845

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(11,851)	26,847
Net increase in securities purchased under agreements to resell	(500,000)	(375,000)
Net decrease in federal funds sold	449,000	1,441,000
Decrease in loan to other FHLBank	35,000	—
Purchases of available-for-sale securities	(406,763)	—
Proceeds from maturities of long-term held-to-maturity securities	463,885	670,196
Principal collected on advances	88,328,288	59,401,324
Advances made	(87,749,824)	(55,826,927)
Principal collected on mortgage loans held for portfolio	10,594	12,365
Purchases of premises, equipment and computer software	(810)	(2,183)
Net cash provided by investing activities	617,519	5,347,622

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	154,954	237,495
Net proceeds from (payments on) derivative contracts with financing elements	9,291	(5,130)
Net proceeds from issuance of consolidated obligations
Discount notes	76,001,219	89,715,189
Bonds	5,551,319	1,182,862
Proceeds from assumption of debt from other FHLBank	—	167,381
Debt issuance costs	(707)	(464)
Payments for maturing and retiring consolidated obligations
Discount notes	(77,234,806)	(94,344,690)
Bonds	(4,022,190)	(3,289,696)
Proceeds from issuance of capital stock	127,356	74,976
Payments for redemption of mandatorily redeemable capital stock	(10,711)	(51,275)
Payments for repurchase/redemption of capital stock	(138,262)	(188,255)
Cash dividends paid	(45)	(46)
Net cash provided by (used in) financing activities	437,418	(6,501,653)

Net increase (decrease) in cash and cash equivalents	1,108,756	(1,120,186)
Cash and cash equivalents at beginning of the period	1,152,467	1,631,899
Cash and cash equivalents at end of the period	$2,261,223	$511,713

Supplemental Disclosures:
Interest paid	$28,691	$29,226
AHP payments, net	$4,417	$3,474
REFCORP payments	$—	$5,427
Stock dividends issued	$1,112	$1,448
Dividends paid through issuance of mandatorily redeemable capital stock	$5	$56
Capital stock reclassified to mandatorily redeemable capital stock	$590	$61,268
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 1—Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Dallas (the “Bank”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2011. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 23, 2012 (the “2011 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2011 10-K.
The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The Office of Finance manages the sale and servicing of the FHLBanks’ consolidated obligations. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance.
     Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency mortgage-backed securities for other-than-temporary impairment (“OTTI”). Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.

Note 2—Recently Issued Accounting Guidance
      Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. The guidance is intended to focus the assessment of effective control over financial assets on a transferor’s contractual rights and obligations with respect to transferred financial assets and not on whether the transferor has the practical ability to exercise those rights or honor those obligations. In addition to removing the criterion for entities to consider a transferor’s ability to repurchase the financial assets, ASU 2011-03 also removes the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions, or modifications of existing transactions, that occur during or after the first interim or annual reporting period beginning on or after December 15, 2011 (January 1, 2012 for the Bank). Early adoption was not permitted. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.
     Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). On May 12, 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which clarifies and, in some cases, amends the existing guidance in U.S. GAAP for measuring fair value and provides for certain additional disclosures regarding fair value measurements. The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied prospectively. Early adoption was not permitted. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition. The required additional disclosures are presented in Note 12.

    Presentation of Comprehensive Income. On June 16, 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” ("ASU 2011-05"), which eliminates the option to present components of other comprehensive income as part of the statement of capital and requires, among other things, that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement must present total net income and its components followed consecutively by a second statement that must present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to earnings.
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
The guidance in both ASU 2011-05 and ASU 2011-12 is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied retrospectively. Early adoption was permitted. The Bank adopted this guidance effective January 1, 2012. The adoption of this guidance did not impact the Bank’s results of operations or financial condition.
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
Asset Classification and Charge-offs. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB 2012-02").  The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on the Bank's results of operations or financial condition.

Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of March 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,429	$105	$51	$54,483
Government-sponsored enterprises	4,822,853	10,427	3,308	4,829,972
Other	405,213	1,222	114	406,321
Total	$5,282,495	$11,754	$3,473	$5,290,776

Available-for-sale securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,708	$157	$—	$54,865
Government-sponsored enterprises	4,643,191	7,971	3,391	4,647,771
Other	224,601	505	45	225,061
Total	$4,922,500	$8,633	$3,436	$4,927,697

Other debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	3	$35,082	$51	—	$—	$—	3	$35,082	$51
Government-sponsored enterprises	68	879,112	3,308	—	—	—	68	879,112	3,308
Other	8	106,981	114	—	—	—	8	106,981	114

Total	79	$1,021,175	$3,473	—	$—	$—	79	$1,021,175	$3,473

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2011.The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At March 31, 2012, the gross unrealized losses on the Bank’s available-for-sale securities were $3,473,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by government-sponsored enterprises (“GSEs”), or fully secured by collateral that is guaranteed by the U.S government. As of March 31, 2012, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The issuer of the Bank's other debentures was rated Aaa by Moody's and AA+ by S&P at that date; the issuer of the other debentures is not rated by Fitch. Based upon the U.S. government's guaranty of the payment of principal and interest, the Bank expects that its holdings of U.S. government-guaranteed debentures that were in an unrealized loss position at March 31, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at March 31, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of other debentures that were in an unrealized loss position at March 31, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2012.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2012 and December 31, 2011 are presented below (in thousands).

	March 31, 2012		December 31, 2011
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due after one year through five years	$1,210,925	$1,214,342	$568,889	$570,229
Due after five years through ten years	3,959,580	3,964,412	4,275,148	4,279,140
Due after ten years	111,990	112,022	78,463	78,328
Total	$5,282,495	$5,290,776	$4,922,500	$4,927,697
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Amortized cost of available-for-sale securities
Fixed-rate	$5,207,495	$4,847,500
Variable-rate	75,000	75,000

Total	$5,282,495	$4,922,500

At March 31, 2012 and December 31, 2011, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2012 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$43,238	$—	$43,238	$260	$216	$43,282
Mortgage-backed securities
U.S. government-guaranteed obligations	15,911	—	15,911	39	—	15,950
Government-sponsored enterprises	5,669,036	—	5,669,036	88,674	2,253	5,755,457
Non-agency residential mortgage-backed securities	288,291	48,458	239,833	—	21,642	218,191
	5,973,238	48,458	5,924,780	88,713	23,895	5,989,598
Total	$6,016,476	$48,458	$5,968,018	$88,973	$24,111	$6,032,880

Held-to-maturity securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$45,342	$—	$45,342	$290	$291	$45,341
Mortgage-backed securities
U.S. government-guaranteed obligations	16,692	—	16,692	40	—	16,732
Government-sponsored enterprises	6,109,080	—	6,109,080	93,138	2,682	6,199,536
Non-agency residential mortgage-backed securities	303,925	51,429	252,496	—	31,703	220,793
	6,429,697	51,429	6,378,268	93,178	34,385	6,437,061
Total	$6,475,039	$51,429	$6,423,610	$93,468	$34,676	$6,482,402

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2012. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	—	$—	$—	2	$19,071	$216	2	$19,071	$216
Mortgage-backed securities
Government-sponsored enterprises	23	361,178	206	38	667,660	2,047	61	1,028,838	2,253
Non-agency residential mortgage-backed securities	—	—	—	33	218,191	70,100	33	218,191	70,100
	23	361,178	206	71	885,851	72,147	94	1,247,029	72,353
Total	23	$361,178	$206	73	$904,922	$72,363	96	$1,266,100	$72,569

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

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$9,136	$174	1	$10,357	$117	2	$19,493	$291
Mortgage-backed securities
Government-sponsored enterprises	18	423,121	383	42	723,500	2,299	60	1,146,621	2,682
Non-agency residential mortgage-backed securities	—	—	—	34	220,793	83,132	34	220,793	83,132
	18	423,121	383	76	944,293	85,431	94	1,367,414	85,814
Total	19	$432,257	$557	77	$954,650	$85,548	96	$1,386,907	$86,105

At March 31, 2012, the gross unrealized losses on the Bank’s held-to-maturity securities were $72,569,000, of which $70,100,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $2,469,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of March 31, 2012, the U.S. government and the issuers of the Bank’s holdings of GSE mortgage-backed securities were rated triple-A by Moody’s and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency mortgage-backed securities (“MBS”), the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at March 31, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2012.
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of March 31, 2012 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 33 non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2012 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2012 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that management believes have reached their trough) to 8.0 percent. For those markets for which management anticipates further home price declines, such declines were projected to occur over the 3- to 9-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

Months	Range of Annualized Rates

1 - 6	0.0% - 2.8%
7 - 18	0.0% - 3.0%
19 - 24	1.0% - 4.0%
25 - 30	2.0% - 4.0%
31 - 42	2.0% - 5.0%
43 - 66	2.0% - 6.0%
Thereafter	2.3% - 5.6%
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
Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of two of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of March 31, 2012. Both of these securities had previously been deemed to be other-than-temporarily impaired. The difference between the present value of the cash flows expected to be collected from these two securities and their amortized cost bases (i.e., the credit losses) totaled $214,000 as of March 31, 2012. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings. The credit losses associated with these two securities were reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2012 as the estimated fair values of the securities were greater than their carrying amounts at that date.
In addition to the 2 securities that were determined to be other-than-temporarily impaired at March 31, 2012, 12 other securities were previously deemed to be other-than-temporarily impaired. The following tables set forth additional information for each of the securities that were other-than-temporarily impaired as of March 31, 2012, including those securities that were deemed to be other-than-temporarily impaired in a prior period but which were not further impaired as of March 31, 2012 (in thousands). All of the Bank’s RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the first table represent the lowest rating assigned to the security by these NRSROs as of March 31, 2012.

Three Months Ended March 31, 2012
	Period of Initial Impairment	Credit Rating	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI
Security #1	Q1 2009	Triple-C	$—	$—	$—
Security #2	Q1 2009	Triple-C	—	—	—
Security #3	Q2 2009	Single-C	170	(170)	—
Security #4	Q2 2009	Triple-C	—	—	—
Security #5	Q3 2009	Triple-C	—	—	—
Security #6	Q3 2009	Triple-C	—	—	—
Security #7	Q3 2009	Single-B	—	—	—
Security #8	Q1 2010	Triple-C	—	—	—
Security #9	Q1 2010	Single-B	—	—	—
Security #10	Q4 2010	Triple-C	—	—	—
Security #11	Q4 2010	Triple-C	—	—	—
Security #12	Q4 2010	Triple-C	—	—	—
Security #13	Q4 2010	Triple-C	—	—	—
Security #14	Q2 2011	Single-B	44	(44)	—
Totals			$214	$(214)	$—

	March 31, 2012		Cumulative from Period of Initial Impairment Through March 31, 2012		March 31, 2012
	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	$15,373	$12,475	$10,271	$6,356	$8,560	$8,321
Security #2	16,263	15,572	12,389	6,767	9,950	10,158
Security #3	29,613	24,889	15,420	8,935	18,404	20,856
Security #4	11,171	10,461	7,890	4,405	6,976	7,235
Security #5	18,975	17,270	10,047	5,594	12,817	11,320
Security #6	16,157	14,765	10,567	5,170	9,368	9,704
Security #7	6,297	6,222	3,575	1,668	4,315	4,115
Security #8	8,932	8,910	4,968	2,142	6,084	5,820
Security #9	4,097	4,060	2,208	907	2,759	2,637
Security #10	7,303	6,882	3,331	874	4,425	4,438
Security #11	9,044	9,040	4,096	1,063	6,007	6,095
Security #12	4,809	4,726	1,820	496	3,402	3,050
Security #13	5,577	5,562	2,418	743	3,887	3,578
Security #14	19,873	19,655	5,747	1,169	15,077	15,714
Totals	$173,484	$160,489	$94,747	$46,289	$112,031	$113,041

For those securities for which an other-than-temporary impairment was determined to have occurred as of March 31, 2012, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended March 31, 2012 (dollars in thousands):

				Significant Inputs(2)
	Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of March 31, 2012	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of March 31, 2012(3)
Security #3	2006	Alt-A/Fixed Rate	$29,613	7.5%	41.7%	46.8%	4.5%
Security #14	2005	Alt-A/Fixed Rate	19,873	9.8%	20.6%	40.9%	7.9%
Total			$49,486
_____________________________

(1)
Security #14 is the only security presented in the table above that was labeled as Alt-A at the time of issuance; however, based upon their current collateral or performance characteristics, both of the other-than-temporarily impaired securities presented in the table above were analyzed using Alt-A assumptions.

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

The following table presents a rollforward for the three months ended March 31, 2012 and 2011 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Balance of credit losses, beginning of period	$12,679	$6,576
Credit losses on securities for which an other-than-temporary impairment was previously recognized	214	1,378
Balance of credit losses, end of period	$12,893	$7,954
Because the Bank currently expects to recover the entire amortized cost basis of each of its other 31 non-agency RMBS holdings (including the 12 securities that were previously deemed to be other-than-temporarily impaired), and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these other non-agency RMBS to be other-than-temporarily impaired (or, in the case of the 12 previously impaired securities, further impaired) at March 31, 2012.

    Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2012 and December 31, 2011 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2012			December 31, 2011
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$5,268	$5,268	$5,330	$1,521	$1,521	$1,541
Due after five years through ten years	28,659	28,659	28,774	24,037	24,037	24,307
Due after ten years	9,311	9,311	9,178	19,784	19,784	19,493
	43,238	43,238	43,282	45,342	45,342	45,341
Mortgage-backed securities	5,973,238	5,924,780	5,989,598	6,429,697	6,378,268	6,437,061
Total	$6,016,476	$5,968,018	$6,032,880	$6,475,039	$6,423,610	$6,482,402

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $73,495,000 and $79,050,000 at March 31, 2012 and December 31, 2011, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$43,238	$45,342
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	637	693
Collateralized mortgage obligations
Fixed-rate	1,278	1,329
Variable-rate	5,971,323	6,427,675
	5,973,238	6,429,697
Total	$6,016,476	$6,475,039

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2011 or the three months ended March 31, 2012.

Note 5—Advances
     Redemption Terms. At both March 31, 2012 and December 31, 2011, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent, as summarized below (in thousands).

	March 31, 2012		December 31, 2011
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$775	4.05%	$9,835	—%

Due in one year or less	6,806,399	0.88	6,723,261	0.79
Due after one year through two years	2,568,070	1.82	3,014,405	2.02
Due after two years through three years	1,782,945	1.18	1,784,808	1.15
Due after three years through four years	656,422	2.76	794,166	2.90
Due after four years through five years	511,008	2.91	406,464	3.23
Due after five years	2,847,348	3.68	3,029,162	3.74
Amortizing advances	2,528,415	4.18	2,517,442	4.20
Total par value	17,701,382	2.10%	18,279,543	2.13%

Deferred prepayment fees	(23,327)		(24,713)
Commitment fees	(123)		(125)
Hedging adjustments	493,694		543,129

Total	$18,171,626		$18,797,834

Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2012 and December 31, 2011, the Bank had aggregate prepayable and callable advances totaling $127,342,000 and $143,017,000, respectively.
The following table summarizes advances at March 31, 2012 and December 31, 2011, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2012	December 31, 2011
Overdrawn demand deposit accounts	$775	$9,835

Due in one year or less	6,811,399	6,788,295
Due after one year through two years	2,563,070	3,039,360
Due after two years through three years	1,782,945	1,797,856
Due after three years through four years	656,422	808,048
Due after four years through five years	511,008	424,374
Due after five years	2,847,348	2,894,333
Amortizing advances	2,528,415	2,517,442

Total par value	$17,701,382	$18,279,543

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2012 and December 31, 2011, the Bank had putable advances outstanding totaling $3,055,571,000 and $3,093,321,000, respectively.

The following table summarizes advances at March 31, 2012 and December 31, 2011, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2012	December 31, 2011
Overdrawn demand deposit accounts	$775	$9,835

Due in one year or less	9,353,869	9,502,332
Due after one year through two years	2,389,070	2,588,806
Due after two years through three years	1,690,545	1,774,407
Due after three years through four years	534,922	623,166
Due after four years through five years	441,008	353,964
Due after five years	762,778	909,591
Amortizing advances	2,528,415	2,517,442

Total par value	$17,701,382	$18,279,543

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Fixed-rate
Due in one year or less	$6,812,095	$6,706,765
Due after one year	8,814,170	9,472,601
Total fixed-rate	15,626,265	16,179,366
Variable-rate
Due in one year or less	22,117	47,177
Due after one year	2,053,000	2,053,000
Total variable-rate	2,075,117	2,100,177
Total par value	$17,701,382	$18,279,543

At March 31, 2012 and December 31, 2011, 47 percent and 46 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. During the three months ended March 31, 2012 and 2011, gross advance prepayment fees received from members/borrowers were $3,638,000 and $2,391,000, respectively, of which $304,000 and $51,000, respectively, were deferred.

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
During the three months ended March 31, 2012 and 2011, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2012 or December 31, 2011.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2012 and December 31, 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2012 and December 31, 2011, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans were acquired through the Mortgage Partnership Finance® (“MPF”®) program, as more fully described in the Bank’s 2011 10-K. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at March 31, 2012 and December 31, 2011 (dollar amounts in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	March 31, 2012			December 31, 2011
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government-Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,978	$3,828	$5,806	$1,789	$3,978	$5,767
60-89 days delinquent	255	715	970	656	1,125	1,781
90 days or more delinquent	1,077	506	1,583	1,203	944	2,147
Total past due	3,310	5,049	8,359	3,648	6,047	9,695
Total current loans	73,686	69,160	142,846	78,902	73,179	152,081
Total mortgage loans	$76,996	$74,209	$151,205	$82,550	$79,226	$161,776

Other delinquency statistics:
In process of foreclosure(1)	$422	$332	$754	$354	$304	$658
Serious delinquency rate (2)	1.4%	0.7%	1.0%	1.5%	1.2%	1.3%
Past due 90 days or more and still accruing interest (3)	$—	$506	$506	$—	$944	$944
Non-accrual loans	$1,077	$—	$1,077	$1,203	$—	$1,203
Troubled debt restructurings	$100	$—	$100	$100	$—	$100
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
At March 31, 2012 and December 31, 2011, the Bank’s other assets included $183,000 and $211,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At March 31, 2012 and December 31, 2011, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $190,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2012. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$192	$225
Chargeoffs	(2)	—
Balance, end of period	$190	$225

	March 31, 2012	December 31, 2011
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$190	$192

Unpaid principal balance
Individually evaluated for impairment	$1,177	$1,203
Collectively evaluated for impairment	$75,819	$81,347
	$76,996	$82,550
Note 7—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the U.S. government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its statements of condition only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 13.
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $658 billion and $692 billion at March 31, 2012 and December 31, 2011, respectively. The Bank was the primary obligor on $30.0 billion and $29.7 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2012 and December 31, 2011 (in thousands, at par value).

	March 31, 2012	December 31, 2011
Fixed-rate	$17,570,620	$16,267,810
Simple variable-rate	1,496,000	895,000
Step-up	2,302,000	2,554,500
Fixed that converts to variable	87,000	211,000
Total par value	$21,455,620	$19,928,310

At March 31, 2012 and December 31, 2011, 86 percent and 85 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 57 percent and 100 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable-rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2012 and December 31, 2011, by contractual maturity (in thousands):

	March 31, 2012		December 31, 2011
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$8,419,465	1.60%	$9,467,905	1.42%
Due after one year through two years	5,813,500	0.83	2,345,000	1.62
Due after two years through three years	3,269,400	1.65	4,211,650	1.48
Due after three years through four years	553,255	2.95	461,255	3.51
Due after four years through five years	625,000	2.95	702,000	3.19
Thereafter	2,775,000	2.75	2,740,500	2.78
Total par value	21,455,620	1.62%	19,928,310	1.75%

Premiums	34,803		37,189
Discounts	(8,226)		(8,225)
Hedging adjustments	88,243		112,782
Total	$21,570,440		$20,070,056

At March 31, 2012 and December 31, 2011, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2012	December 31, 2011
Non-callable bonds	$16,270,620	$13,061,555
Callable bonds	5,185,000	6,866,755
Total par value	$21,455,620	$19,928,310

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2012 and December 31, 2011, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2012	December 31, 2011
Due in one year or less	$13,219,465	$15,343,405
Due after one year through two years	6,008,500	2,420,000
Due after two years through three years	1,069,400	996,650
Due after three years through four years	476,255	336,255
Due after four years through five years	280,000	430,000
Thereafter	402,000	402,000
Total par value	$21,455,620	$19,928,310

     Discount Notes. At March 31, 2012 and December 31, 2011, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2012	$8,564,746	$8,565,800	0.09%

December 31, 2011	$9,799,010	$9,800,000	0.06%

At March 31, 2012 and December 31, 2011, 20 percent and 52 percent, respectively, of the Bank’s consolidated obligation discount notes were swapped to a variable rate.

Note 8—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$32,313	$41,044
AHP assessment	2,697	1,283
Grants funded, net of recaptured amounts	(4,417)	(3,474)
Balance, end of period	$30,593	$38,853

Note 9—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives, nor is it currently a party to any forward rate agreements.
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
To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets, typically one-month or three-month LIBOR. These transactions are treated as fair value hedges. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s discount note hedging are treated as economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one-month or three-month LIBOR); these transactions are treated as economic hedges.
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

Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting under ASC 815 is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under ASC 815, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reported as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
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
     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2012 and December 31, 2011 (in thousands).

	March 31, 2012			December 31, 2011
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$7,339,837	$1,995	$534,980	$7,486,685	$71	$582,130
Available-for-sale securities	4,556,148	792	701,231	4,183,634	9	691,831
Consolidated obligation bonds	17,707,620	154,295	12,494	16,395,010	166,171	3,722
Interest rate caps related to advances	28,000	64	—	28,000	100	—
Total derivatives designated as hedging instruments under ASC 815	29,631,605	157,146	1,248,705	28,093,329	166,351	1,277,683
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	4,000	—	71	20,000	—	113
Consolidated obligation bonds	650,000	350	—	750,000	16	1,760
Consolidated obligation discount notes	1,699,327	684	4	5,047,380	1,188	490
Basis swaps	4,700,000	20,757	—	4,700,000	21,690	—
Intermediary transactions	92,758	5,115	4,916	92,758	6,104	5,900
Interest rate swaptions related to optional advance commitments	200,000	1,448	—	200,000	1,947	—
Interest rate caps
Held-to-maturity securities	3,900,000	2,369	—	3,900,000	3,753	—
Intermediary transactions	30,000	148	148	30,000	179	179
Total derivatives not designated as hedging instruments under ASC 815	11,276,085	30,871	5,139	14,740,138	34,877	8,442
Total derivatives before netting and collateral adjustments	$40,907,690	188,017	1,253,844	$42,833,467	201,228	1,286,125
Cash collateral and related accrued interest		—	(574,939)		(700)	(563,183)
Netting adjustments		(166,762)	(166,762)		(191,778)	(191,778)
Total collateral and netting adjustments(1)		(166,762)	(741,701)		(192,478)	(754,961)
Net derivative balances reported in statements of condition		$21,255	$512,143		$8,750	$531,164
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2012 and 2011 (in thousands).

	Gain (Loss) Recognized in Earnings for the Three Months Ended March 31,
	2012	2011
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(621)	$379
Interest rate caps	(35)	22
Total net gain (loss) related to fair value hedge ineffectiveness	(656)	401
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	2,948	1,668
Interest rate swaps
Advances	34	60
Consolidated obligation bonds	2,180	(1,109)
Consolidated obligation discount notes	944	(497)
Basis swaps	(984)	(3,909)
Intermediary transactions	(5)	95
Interest rate swaptions related to optional advance commitments	(500)	1,102
Interest rate caps related to held-to-maturity securities	(1,384)	(4,326)
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	3,233	(6,916)
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$2,577	$(6,515)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2012 and 2011 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended March 31, 2012
Advances	$45,740	$(45,924)	$(184)	$(44,804)
Available-for-sale securities	22,653	(21,975)	678	(16,318)
Consolidated obligation bonds	(25,191)	24,041	(1,150)	44,102
Total	$43,202	$(43,858)	$(656)	$(17,020)

Three Months Ended March 31, 2011
Advances	$75,336	$(74,933)	$403	$(57,178)
Consolidated obligation bonds	(63,958)	63,956	(2)	69,673
Total	$11,378	$(10,977)	$401	$12,495
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master agreements with each of its derivative counterparties, which provide for the netting of all transactions with each derivative counterparty. Collateral is delivered no less frequently than monthly and as often as daily when certain thresholds (ranging from $100,000 to $500,000) are met. The Bank manages derivative counterparty credit risk through the use of master agreements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. Based on the netting provisions and collateral requirements of its master agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.
The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with whom the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk also considers the impact of cash collateral held or remitted by the Bank. As of December 31, 2011, the Bank held as collateral $700,000 of cash balances. The cash collateral held is reported in derivative assets/liabilities in the statement of condition. The Bank did not hold any cash balances as collateral against its derivative counterparty credit exposures at March 31, 2012.
At March 31, 2012 and December 31, 2011, the Bank’s maximum credit risk, as defined above, was approximately $14,672,000 and $2,400,000, respectively. At March 31, 2012, the Bank held securities totaling $700,000 as collateral against this exposure. In early April 2012 and early January 2012, excess cash collateral of $13,602,000 and $2,100,000, respectively, was returned to the Bank pursuant to counterparty credit arrangements. In addition, at March 31, 2012 and December 31, 2011, the Bank had pledged available-for-sale securities with aggregate fair values of $533,200,000 and $512,474,000, respectively, to secure aggregate outstanding exposures of $509,122,000 and $517,254,000, respectively, that three of its derivative counterparties had to the Bank.
The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At March 31, 2012 and December 31, 2011, the net market value of the Bank’s derivatives with its members totaled $4,967,000 and $5,924,000, respectively.

Note 10—Capital
At all times during the three months ended March 31, 2012, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$351,996	$1,768,045	$343,583	$1,765,430
Total capital	$1,367,607	$1,768,045	$1,350,799	$1,765,430
Total capital-to-assets ratio	4.00%	5.17%	4.00%	5.23%
Leverage capital	$1,709,509	$2,652,068	$1,688,498	$2,648,145
Leverage capital-to-assets ratio	5.00%	7.76%	5.00%	7.84%

Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective April 20, 2012, the membership investment requirement was reduced from 0.05 percent of each member's total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000, to 0.04 percent of each member's total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.

The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 31, 2012 and April 30, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105 percent and 102.5 percent, respectively, of the member’s minimum investment requirement. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on April 30, 2012, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. On January 31, 2012 and April 30, 2012, the Bank repurchased surplus stock totaling $107,357,000 and $189,907,000, respectively, of which $0 and $197,000, respectively, was classified as mandatorily redeemable capital stock at those dates.

Note 11—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Service cost	$4	$4
Interest cost	22	28
Amortization of prior service credit	(9)	(9)
Amortization of net actuarial gain	(8)	(6)
Net periodic benefit cost	$9	$17

Note 12—Estimated Fair Values
Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. U.S. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP also requires an entity to disclose the level within the fair value hierarchy in which each measurement is classified. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
     Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
     Level 2 Inputs — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads).
     Level 3 Inputs — Unobservable inputs for the asset or liability that are supported by little or no market activity. None of the Bank’s assets or liabilities that are recorded at fair value on a recurring basis were measured using significant Level 3 inputs.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

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
A "median" price is first established for each security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation similar to the evaluation of outliers described below. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of March 31, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of March 31, 2012, four vendor prices were received for the vast majority of the Bank’s available-for-sale securities and held-to-maturity MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
The Bank estimates the fair values of its held-to-maturity debentures using a pricing model and observable market data (i.e., the U.S. Government Agency Fair Value curve and, for debentures containing call features, swaption volatility).
Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances using the replacement advance rates for advances with similar terms and, for advances containing options, swaption volatility. This amount is then reduced for accrued interest receivable. Each FHLBank prices advances at a spread to its cost of funds. Each FHLBank's cost of funds approximates the "CO curve," which is derived by adding to the U.S. Treasury curve indicative spreads obtained from market-observable sources. The indicative spreads are generally derived from dealer pricing indications, recent trades, secondary market activity and historical pricing relationships.

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
     Accrued interest receivable and payable. The estimated fair value of accrued interest receivable and payable approximates the carrying value due to their short-term nature.
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate swap curve and, for agreements containing options, swaption volatility). As the provisions of the credit support annexes to the Bank’s master agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 9), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that such fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); these non-binding fair value estimates are corroborated using a pricing model and observable market data (i.e., the interest rate swap curve).
For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). These non-binding fair value estimates are corroborated using a pricing model and observable market data (e.g., the interest rate swap curve and cap volatility).
The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the credit support annexes to the Bank’s master agreements with its derivative counterparties. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.
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
     Consolidated obligations. The Bank estimates the fair values of consolidated obligations by calculating the present value of expected future cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms and reducing this amount for accrued interest payable. The inputs to the valuation are the CO curve and, for consolidated obligations containing options, swaption volatility.
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
     Commitments. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at March 31, 2012 or December 31, 2011.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2012, as well as the level within the fair value hierarchy in which the measurements are classified (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$2,261,223	$2,261,223	$2,261,223	$—		$—		$—
Interest-bearing deposits	344	344	—	344		—		—
Security purchased under agreement to resell	1,000,000	1,000,000	—	1,000,000		—		—
Federal funds sold	1,196,000	1,196,000	—	1,196,000		—		—
Trading securities (1)	6,488	6,488	6,488	—		—		—
Available-for-sale securities (1)	5,290,776	5,290,776	—	5,290,776		—		—
Held-to-maturity securities	5,968,018	6,032,880	—	5,814,689	(2)	218,191	(3)	—
Advances	18,171,626	18,386,664	—	18,386,664		—		—
Mortgage loans held for portfolio, net	151,992	168,723	—	168,723		—		—
Accrued interest receivable	87,333	87,333	—	87,333		—		—
Derivative assets (1)	21,255	21,255		188,017		—		(166,762)

Liabilities:
Deposits	1,677,080	1,677,074	—	1,677,074		—		—
Consolidated obligations:
Discount notes	8,564,746	8,564,538	—	8,564,538		—		—
Bonds	21,570,440	21,754,206	—	21,754,206		—		—
Mandatorily redeemable capital stock	4,873	4,873	4,873	—		—		—
Accrued interest payable	86,882	86,882	—	86,882		—		—
Derivative liabilities (1)	512,143	512,143	—	1,253,844		—		(741,701)
Optional advance commitments (other liabilities) (1)	1,356	1,356	—	1,356		—		—
_____________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2012. The Bank did not record any nonrecurring fair value measurements during the three months ended March 31, 2012.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed MBS and GSE MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2011 were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets:
Cash and due from banks	$1,152,467	$1,152,467
Interest-bearing deposits	223	223
Security purchased under agreement to resell	500,000	500,000
Federal funds sold	1,645,000	1,645,000
Trading securities	6,034	6,034
Available-for-sale securities	4,927,697	4,927,697
Held-to-maturity securities	6,423,610	6,482,402
Advances	18,797,834	19,035,923
Mortgage loans held for portfolio, net	162,645	180,380
Loan to other FHLBank	35,000	35,000
Accrued interest receivable	72,584	72,584
Derivative assets	8,750	8,750

Liabilities:
Deposits	1,521,425	1,521,360
Consolidated obligations:
Discount notes	9,799,010	9,799,192
Bonds	20,070,056	20,298,273
Mandatorily redeemable capital stock	14,980	14,980
Accrued interest payable	65,451	65,451
Derivative liabilities	531,164	531,164
Optional advance commitments (other liabilities)	2,498	2,498

The following table summarizes the Bank’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011 by their level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.

	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets
Trading securities	$6,034	$—	$—	$—	$6,034
Available-for-sale securities	—	4,927,697	—	—	4,927,697
Derivative assets	—	201,228	—	(192,478)	8,750
Total assets at fair value	$6,034	$5,128,925	$—	$(192,478)	$4,942,481
Liabilities
Derivative liabilities	$—	$1,286,125	$—	$(754,961)	$531,164
Optional advance commitments (other liabilities)	—	2,498	—	—	2,498
Total liabilities at fair value	$—	$1,288,623	$—	$(754,961)	$533,662
_____________________________

(1)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

As of both March 31, 2012 and December 31, 2011, the Bank had entered into optional advance commitments with par values totaling $200,000,000, excluding commitments to fund CIP and EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments are reported in other liabilities in the statements of condition. At March 31, 2012 and December 31, 2011, other liabilities included items with an aggregate carrying value of $18,478,000 and $28,235,000, respectively, that were not eligible for the fair value option.

Note 13—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At March 31, 2012, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $628 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
Other commitments and contingencies. At March 31, 2012 and December 31, 2011, the Bank had commitments to make additional advances totaling approximately $217,108,000 and $219,105,000, respectively. In addition, outstanding standby letters of credit totaled $3,192,926,000 and $3,321,123,000 at March 31, 2012 and December 31, 2011, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 6).
At March 31, 2012 and December 31, 2011, the Bank had commitments to issue $400,000,000 and $70,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of March 31, 2012 and December 31, 2011, the Bank had pledged cash collateral of $574,877,000 and $563,148,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, at March 31, 2012 and December 31, 2011, the Bank had pledged available-for-sale securities with aggregate fair values of $533,200,000 and $512,474,000, respectively, as collateral to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. At March 31, 2012 and December 31, 2011, the credit risk exposure that the Bank's derivative counterparties had to the Bank related to interest rate exchange agreements (before consideration of pledged collateral) totaled $1,070,102,000 and $1,088,998,000, respectively.
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

Note 15 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the three months ended March 31, 2012 and 2011, interest income from loans to other FHLBanks totaled $78 and $1,000, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Balance at January 1,	$35,000	$—
Loan made to FHLBank of San Francisco	—	200,000
Collections from:
FHLBank of San Francisco	—	(200,000)
FHLBank of Topeka	(35,000)	—
Balance at March 31,	$—	$—

During the three months ended March 31, 2012 and 2011, interest expense on borrowings from other FHLBanks totaled $78 and $278, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of Indianapolis	—	50,000
FHLBank of Topeka	40,000	—
Repayments to:
FHLBank of Indianapolis	—	(50,000)
FHLBank of Topeka	(40,000)	—
Balance at March 31,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any other debt from other FHLBanks during the three months ended March 31, 2012 or 2011.
Occasionally, the Bank transfers debt to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the three months ended March 31, 2012 or 2011.

Note 16 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011 (in thousands).

	Net Unrealized Gains on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Other comprehensive income (loss)	3,084	2,971	(17)	6,038
Balance at March 31, 2012	$8,281	$(48,458)	$600	$(39,577)

Balance at January 1, 2011	$—	$(63,263)	$561	$(62,702)
Other comprehensive income (loss)	—	5,974	(15)	5,959
Balance at March 31, 2011	$—	$(57,289)	$546	$(56,743)
_____________________________

(1)	Net unrealized gains on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in “Item 1. Financial Statements.”

Forward-Looking Information
This quarterly report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the “Bank”) about its future results, performance, liquidity, financial condition, prospects and opportunities, including the prospects for the payment of future dividends. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “might,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on these statements.
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012 (the “2011 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

Overview
Business
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Federal Home Loan Banks Office of Finance ("Office of Finance"), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932, as amended. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, is responsible for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, state and local housing authorities that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small and declining portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
The Bank’s capital stock is not publicly traded and can be held only by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. The Bank’s capital stock has a par value of $100 per share and is purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank's stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, that transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice to the Bank.
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks. Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and generally are publicly traded in the over-the-counter market. The Bank records on its statements of condition only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the U.S. government and the U.S. government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). Each of these nationally recognized statistical rating organizations (“NRSROs”) has assigned a negative outlook to its long-term rating on the consolidated obligations, consistent with its negative outlook on the long-term rating of the U.S. government. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of March 31, 2012, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, each of the FHLBanks was rated AA+/A-1+ by S&P. The outlook on each of the NRSRO’s long-term ratings of the individual FHLBanks is negative, consistent with each of the NRSRO's negative outlook on the long-term rating of the U.S. government.
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
The Bank defines “adjusted earnings” as net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s adjusted earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets or assets with short repricing intervals, and its adjusted earnings and returns on capital stock (based on adjusted earnings) generally tend to track short-term interest rates.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2012 and December 31, 2011.

MEMBERSHIP SUMMARY
	March 31, 2012	December 31, 2011
Commercial banks	722	724
Thrifts	76	78
Credit unions	87	84
Insurance companies	24	24
Community Development Financial Institutions	2	—
Total members	911	910
Housing associates	8	8
Non-member borrowers	10	9
Total	929	927
Community Financial Institutions(1)	743	747
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of March 31, 2012 and December 31, 2011 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2012, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2011, 2010 and 2009 of less than $1.076 billion. For 2011, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2010, 2009 and 2008 of less than $1.041 billion.
Financial Market Conditions
Economic conditions in the United States continued to show signs of improvement during the first three months of 2012. The gross domestic product increased at an annual rate of 2.2 percent during the first quarter of 2012, as compared to an annual rate of 3.0 percent during the fourth quarter of 2011. The nationwide unemployment rate fell from 8.5 percent at the end of 2011 to 8.2 percent at March 31, 2012. While housing prices improved in some areas, many housing markets remain depressed. Despite signs of economic improvement during the first three months of the year, the sustainability and extent of those improvements, and the prospects for and potential timing of further improvements, remain uncertain. In addition, continued concerns about the financial conditions of many of the European governments and the possibility of a European recession could negatively impact the U.S. economy.
Credit market conditions remained relatively stable during the first three months of 2012. Concerns over the sovereign debt crisis in Europe continued to result in high demand for high-quality debt, including FHLBank consolidated obligations.
During the first quarter of 2012, the Federal Reserve continued a program designed to extend the average maturity of its holdings of securities by purchasing longer-dated assets and selling shorter-dated assets. Under this program, which was announced on September 21, 2011 and is scheduled to run through June 2012, the Federal Reserve will sell $400 billion in U.S. Treasury securities with maturities of 3 years or less and replace them with U.S. Treasury securities with maturities of 6 to 30 years. The Federal Reserve also announced that it would maintain its existing policies of: (1) reinvesting the principal payments from its holdings of agency debt and agency mortgage-backed securities ("MBS") in agency MBS rather than U.S. Treasury securities and (2) rolling over maturing treasury securities at auction.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first three months of 2012. The Federal Reserve stated at its April 2012 FOMC meeting that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. From 2009 through the first quarter of 2012, the Federal Reserve has paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. During this period, a significant and sustained increase in bank reserves combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range.
The following table presents information on various market interest rates at March 31, 2012 and December 31, 2011 and various average market interest rates for the three-month periods ended March 31, 2012 and 2011.

	Ending Rate		Average Rate
	March 31, 2012	December 31, 2011	First Quarter 2012	First Quarter 2011
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.09%	0.04%	0.10%	0.15%
1-month LIBOR (1)	0.24%	0.30%	0.26%	0.26%
3-month LIBOR (1)	0.47%	0.58%	0.51%	0.31%
2-year LIBOR (1)	0.58%	0.73%	0.59%	0.89%
5-year LIBOR (1)	1.27%	1.22%	1.17%	2.32%
10-year LIBOR (1)	2.29%	2.03%	2.12%	3.54%
3-month U.S. Treasury (1)	0.07%	0.02%	0.07%	0.13%
2-year U.S. Treasury (1)	0.33%	0.25%	0.29%	0.69%
5-year U.S. Treasury (1)	1.04%	0.83%	0.90%	2.12%
10-year U.S. Treasury (1)	2.23%	1.89%	2.04%	3.46%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2012 Summary

•
The Bank ended the first quarter of 2012 with total assets of $34.2 billion compared with $33.8 billion at the end of 2011. The $0.4 billion increase in total assets during the first quarter was attributable primarily to a $1.1 billion increase in the Bank's short-term liquidity portfolio offset by a $0.6 billion decline in its advances.

•
Total advances at March 31, 2012 were $18.2 billion, a decrease from $18.8 billion at the end of 2011. The Bank's lending activities remained subdued during the first quarter due largely to continued high liquidity levels and weak demand for loans at member institutions.

•
The Bank’s net income for the three months ended March 31, 2012 was $24.3 million, including net interest income of $40.6 million and $2.6 million in net gains on derivatives and hedging activities. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s overall income before assessments of $27.0 million for the three months ended March 31, 2012. Had the interest income on economic hedge derivatives been included in net interest income, the Bank's net interest income would have been higher by $2.9 million for the three months ended March 31, 2012 and its net gains on derivatives and hedging activities would have instead been a loss of $0.3 million for that same period.

•
For the three months ended March 31, 2012, the $2.6 million in net gains on derivatives and hedging activities included $2.9 million of net interest income on interest rate swaps accounted for as economic hedge derivatives, $0.3 million of net gains on economic hedge derivatives (excluding net interest settlements) and net ineffectiveness-related losses on fair value hedges of $0.6 million.

•
The Bank held $7.4 billion (notional) of interest rate swaps and swaptions recorded as economic hedge derivatives with a net positive fair value of $21.4 million (excluding accrued interest) at March 31, 2012, including $1.4 million related to the Bank’s swaptions. If these economic hedge derivatives are held to maturity, their values will ultimately decline to zero and the declines in value will be recorded as losses in future periods. The timing of these losses will depend upon a number of factors including the relative level and volatility of future interest rates. In the case of the Bank’s swaptions, the offsetting fair value of the hedged items (i.e., the optional advance commitments) would also decline to zero in this scenario. At March 31, 2012, the carrying value of the optional advance commitments totaled $1.4 million. In addition, as of March 31, 2012, the Bank held $3.9 billion (notional) of stand-alone interest rate cap agreements with a fair value of $2.4 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its collateralized mortgage obligation (“CMO”) LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•
Unrealized losses on the Bank’s holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $70.1 million (24 percent of amortized cost) at March 31, 2012, as compared to $83.1 million (27 percent of amortized cost) at December 31, 2011. Based on its quarter-end analysis of the 33 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently expected future credit performance of the securities.

•
The Bank’s operating results for the three months ended March 31, 2012 included credit-related other-than-temporary impairment charges of $0.2 million on two of its investments in non-agency RMBS. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS deteriorates beyond management's current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency RMBS.

•
At all times during the first three months of 2012, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $517.8 million at March 31, 2012 from $494.7 million at December 31, 2011.

•
During the first three months of 2012, the Bank paid dividends totaling $1.2 million; the Bank’s first quarter dividend was paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for the preceding quarter by 12.5 basis points.

•
While the Bank cannot predict how long the current economic conditions will continue, it expects that its lending activities may be subdued for some period of time and, therefore, its future adjusted earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to changes in the amount of advances outstanding combined with the accumulation of retained earnings in recent years will help to mitigate the negative impact that the subdued lending activity would otherwise be expected to have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the average federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter 2012	2011
		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$18,171,626	$18,797,834	$18,648,722	$19,684,428	$21,804,806
Investments (1)	13,461,626	13,537,564	11,250,626	9,285,616	10,545,849
Mortgage loans	152,182	162,837	173,587	184,126	194,703
Allowance for credit losses on mortgage loans	190	192	209	218	225
Total assets	34,190,186	33,769,967	31,427,316	31,387,759	33,169,709
Consolidated obligations — discount notes	8,564,746	9,799,010	7,977,769	2,849,954	500,000
Consolidated obligations — bonds	21,570,440	20,070,056	19,423,747	25,124,418	29,302,425
Total consolidated obligations(2)	30,135,186	29,869,066	27,401,516	27,974,372	29,802,425
Mandatorily redeemable capital stock(3)	4,873	14,980	7,604	17,176	18,131
Capital stock — putable	1,245,409	1,255,793	1,243,943	1,284,559	1,427,810
Unrestricted retained earnings	506,992	488,739	475,700	467,503	462,188
Restricted retained earnings	10,771	5,918	2,360	—	—
Retained earnings	517,763	494,657	478,060	467,503	462,188
Accumulated other comprehensive loss	(39,577)	(45,615)	(58,222)	(55,695)	(56,743)
Total capital	1,723,595	1,704,835	1,663,781	1,696,367	1,833,255
Dividends paid(3)	1,162	1,194	1,241	1,393	1,550
Income statement (for the quarter)
Net interest income (4)	$40,646	$37,584	$34,871	$37,403	$42,123
Other income (loss)	5,429	1,133	(2,595)	(9,188)	(6,267)
Other expense	19,110	18,948	19,166	19,148	20,157
Assessments (5)	2,697	1,978	1,312	2,359	4,166
Net income	24,268	17,791	11,798	6,708	11,533
Performance ratios
Net interest margin(6)	0.48%	0.46%	0.43%	0.47%	0.46%
Return on average assets	0.28	0.21	0.14	0.08	0.13
Return on average equity	5.79	4.24	2.78	1.54	2.45
Return on average capital stock (7)	7.96	5.74	3.70	2.02	3.10
Total average equity to average assets	4.91	5.03	5.18	5.47	5.27
Regulatory capital ratio(8)	5.17	5.23	5.50	5.64	5.75
Dividend payout ratio (3)(9)	4.79	6.71	10.52	20.77	13.44
Average effective federal funds rate(10)	0.10%	0.08%	0.08%	0.09%	0.15%
_____________________________

(1)
Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $658 billion, $692 billion, $697 billion, $727 billion, and $766 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $30 billion, $30 billion, $27 billion, $28 billion, and $30 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $11 thousand, $12 thousand, $16 thousand, $18 thousand, and $6 thousand for the quarters ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $2.9 million, $2.2 million, $1.3 million, $1.4 million, and $1.7 million for the quarters ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.

(5)	Beginning July 1, 2011, the Bank's earnings are no longer reduced by a REFCORP assessment. For additional information, see the 2011 10-K.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

(7)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

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

Legislative and Regulatory Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act makes significant changes to a number of aspects of the regulation of financial institutions. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the Bank’s business operations, hedging costs, rights, obligations, and/or the environment in which it carries out its housing finance mission are likely to be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have a significant impact on the Bank are summarized in the Bank’s 2011 10-K (see “Business — Legislative and Regulatory Developments” beginning on page 17 of that report). The more significant regulatory activities relating to the Dodd-Frank Act that have occurred since the Bank’s 2011 10-K was filed are summarized below and should be read in conjunction with the summary included in that report. Because the Dodd-Frank Act requires the issuance of numerous regulations, orders, determinations and reports, the full effect of this legislation on the Bank and its activities will become known only after the required regulations, orders, determinations and reports have been issued and implemented.
On April 11, 2012, the Financial Stability Oversight Council (the “Oversight Council”) issued a final rule and accompanying guidance regarding the standards and procedures that it will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and in so doing subject that company to certain heightened prudential standards. The guidance issued with the final rule, which became effective on May 11, 2012, provides that the Oversight Council generally expects in making its determinations to follow a process consisting of: (1) a first stage that will identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and which exceed any one of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding; (2) a second stage that will involve an analysis of the potential threat that the subject nonbank financial company could pose to the financial stability of the United States based on additional quantitative and qualitative factors that are industry and company specific; and (3) a third stage that will involve an analysis of the subject nonbank financial company using information collected directly from the company. It is not clear whether the quantitative thresholds will be applied to each FHLBank individually or to all 12 FHLBanks collectively. At March 31, 2012, the Bank's total assets approximated $34 billion while the 12 FHLBanks had total assets aggregating $738 billion. At that same date, the Bank's outstanding consolidated obligations and the outstanding consolidated obligations of the 12 FHLBanks totaled $30 billion and $658 billion, respectively.

The final rule provides that the Oversight Council will consider as one factor when making its determinations whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (in the case of the Bank, the Finance Agency). Under the rule, a nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards will have the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve Board and is subject to additional prudential standards, then the Bank's operations and business could be adversely affected by additional costs and potential restrictions on its business activities.

On April 18, 2012, the Commodity Futures Trading Commission (the “CFTC”) and the SEC finalized their joint rules further defining “swap dealers” and “major swap participants.” Based on the definitions in the final rules, the Bank will not be required to register as a “major swap participant” nor will it be required to register as a “swap dealer” with respect to: (1) the derivative transactions that it enters into with its non-member derivative counterparties for the purpose of hedging and managing its interest rate risk or (2) the intermediated derivative transactions that it enters into with its members. The CFTC and the SEC have not yet finalized their rules further defining the term “swap.” The CFTC, the SEC and the Finance Agency are expected to continue to issue final rulemakings related to derivative transactions through the end of 2012.

As more fully described in the Bank's 2011 10-K, the Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Cleared trades will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including mandatory reporting requirements, documentation requirements, and minimum margin and capital requirements. Currently, it is not expected that the Bank will have to comply with the mandatory clearing requirements or the new regulatory requirements for uncleared trades until the beginning of 2013 at the earliest.

Financial Condition
The following table provides selected period-end balances as of March 31, 2012 and December 31, 2011, as well as selected average balances for the three-month period ended March 31, 2012 and the year ended December 31, 2011. As shown in the table, the Bank’s total assets increased by 1.2 percent (or $0.4 billion) between December 31, 2011 and March 31, 2012, due primarily to the addition of $0.4 billion of available-for-sale securities and an increase of $1.1 billion in its short-term liquidity holdings, offset by decreases of $0.6 billion and $0.5 billion in advances and held-to-maturity securities, respectively. As the Bank’s assets increased, the funding for those assets also increased. During the three months ended March 31, 2012, total consolidated obligations increased by $0.3 billion as consolidated obligation bonds increased by $1.5 billion and consolidated obligation discount notes decreased by $1.2 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2012
		Increase (Decrease)		Balance at December 31, 2011
	Balance	Amount	Percentage
Advances	$18,172	$(626)	(3.3)%	$18,798
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	2,240	1,110	98.2%	1,130
Securities purchased under agreements to resell	1,000	500	100.0%	500
Federal funds sold	1,196	(449)	(27.3)%	1,645
Loan to other FHLBank	—	(35)	(100.0)%	35
Long-term investments
Available-for-sale securities	5,291	363	7.4%	4,928
Held-to-maturity securities	5,968	(456)	(7.1)%	6,424
Mortgage loans, net	152	(11)	(6.7)%	163
Total assets	34,190	420	1.2%	33,770
Consolidated obligations — bonds	21,570	1,500	7.5%	20,070
Consolidated obligations — discount notes	8,565	(1,234)	(12.6)%	9,799
Total consolidated obligations	30,135	266	0.9%	29,869
Mandatorily redeemable capital stock	5	(10)	(66.7)%	15
Capital stock	1,245	(11)	(0.9)%	1,256
Retained earnings	518	23	4.6%	495
Average total assets	34,331	935	2.8%	33,396
Average capital stock	1,226	(106)	(8.0)%	1,332
Average mandatorily redeemable capital stock	8	(6)	(42.9)%	14
_____________________________

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of March 31, 2012 and December 31, 2011.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial banks	$13,295	75%	$13,092	72%
Thrift institutions	2,759	16	3,486	19
Credit unions	1,129	7	1,162	6
Insurance companies	380	2	353	2
Total member advances	17,563	100	18,093	99
Housing associates	61	—	107	1
Non-member borrowers	77	—	79	—
Total par value of advances	$17,701	100%	$18,279	100%
Total par value of advances outstanding to CFIs (1)	$5,870	33%	$6,044	33%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of March 31, 2012 and December 31, 2011 based upon the definitions of CFIs that applied as of those dates.

The Bank believes the decline in advances for the quarter was due largely to members’ continued high liquidity levels, which are primarily the result of high deposit levels, and subdued lending activity due to weak economic conditions.
At March 31, 2012, advances outstanding to the Bank’s five largest borrowers totaled $5.3 billion, representing 30.0 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2011 totaled $5.4 billion, representing 29.8 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2012, four of which were among the Bank's five largest shareholders as of that date.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2012
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,000	11.3%
Texas Capital Bank, N.A.	1,250	7.1
Beal Bank USA	875	4.9
ViewPoint Bank	636	3.6
First National Bank (Edinburg, Texas)	555	3.1
	$5,316	30.0%

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2012 and December 31, 2011.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2012		December 31, 2011
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate	$13,098	74.0%	$13,662	74.7%
Adjustable/variable rate indexed	2,075	11.7	2,100	11.5
Amortizing	2,528	14.3	2,517	13.8
Total par value	$17,701	100.0%	$18,279	100.0%

The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2011 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.

In addition, as described in the 2011 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At March 31, 2012, the Bank’s short-term liquidity portfolio was comprised of $1.2 billion of overnight federal funds sold to domestic bank counterparties, a $1.0 billion overnight reverse repurchase agreement and $2.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, $1.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, a $0.5 billion overnight reverse repurchase agreement and $35 million of overnight federal funds sold to another FHLBank. As of March 31, 2012, the Bank’s overnight federal funds sold consisted of $1.0 billion sold to counterparties rated single-A and $0.2 billion sold to counterparties rated triple-B. The security purchased under an agreement to resell was purchased from a counterparty rated single-A. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2012 and December 31, 2011 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
March 31, 2012	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$43	$55	$98	$43
Government-sponsored enterprises	—	4,830	4,830	—
Other	—	406	406	—
Total debentures	43	5,291	5,334	43

MBS portfolio
U.S. government-guaranteed obligations	16	—	16	16
Government-sponsored enterprises	5,669	—	5,669	5,756
Non-agency residential MBS	240	—	240	218
Total MBS	5,925	—	5,925	5,990
Total long-term investments	$5,968	$5,291	$11,259	$6,033

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2011	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$45	$55	$100	$45
Government-sponsored enterprises	—	4,648	4,648	—
Other	—	225	225	—
Total debentures	45	4,928	4,973	45

MBS portfolio
U.S. government-guaranteed obligations	17	—	17	17
Government-sponsored enterprises	6,109	—	6,109	6,199
Non-agency residential MBS	252	—	252	221
Total MBS	6,378	—	6,378	6,437
Total long-term investments	$6,423	$4,928	$11,351	$6,482

As of March 31, 2012, the U.S. government and the issuers of the Bank's holdings of GSE debentures, GSE MBS and other debentures were rated triple-A by Moody's and Fitch and AA+ by S&P.
During the three months ended March 31, 2012, the Bank acquired $0.4 billion of GSE and other highly-rated debentures, all of which were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank did not sell any long-term investments during the three months ended March 31, 2012. During this same three-month period, the proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $0.5 billion.

The Bank is currently precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock — putable, mandatorily redeemable capital stock and retained earnings). At March 31, 2012, the Bank held $6.0 billion (amortized cost) of MBS, which represented 338 percent of its total regulatory capital as of that date. The Bank is not required to sell any previously purchased mortgage securities as it was in compliance with the applicable limit at the time of purchase. Due to the shrinkage of its capital base due to reductions in member borrowings, the Bank does not currently anticipate that it will have the capacity to purchase additional MBS until the third quarter of 2012 at the earliest. Currently, the Bank has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments similar to those it acquired during the three months ended March 31, 2012. In April 2012, the Bank purchased $253 million (par value) of additional GSE and other highly rated long-term debentures; all of these investments were hedged with fixed-for-floating interest rate swaps and classified as available-for-sale. During the remainder of 2012, the Bank may purchase additional highly rated long-term investments if attractive opportunities to do so are available.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of March 31, 2012 and December 31, 2011.
UNPAID PRINCIPAL BALANCE OF MBS BY COUPON TYPE
(in millions of dollars)

	March 31, 2012			December 31, 2011
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
U.S. government-guaranteed obligations	$—	$16	$16	$—	$17	$17
Government-sponsored enterprises	2	5,741	5,743	2	6,186	6,188
Non-agency residential MBS
Prime(1)	—	240	240	—	253	253
Alt-A(1)	—	61	61	—	64	64
Total MBS	$2	$6,058	$6,060	$2	$6,520	$6,522
_____________________________
(1)   Reflects the label assigned to the securities by the originator at the time of issuance.
Gross unrealized losses on the Bank’s MBS investments decreased from $85.8 million at December 31, 2011 to $72.4 million at March 31, 2012. As of March 31, 2012, $70.1 million (or 97 percent) of the unrealized losses related to the Bank’s holdings of non-agency RMBS.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 3 and 4 beginning on pages 9 and 11, respectively, of this report).
The deterioration in the U.S. housing markets since 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of March 31, 2012 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2012. The credit ratings presented in the following table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	8	$47,536	$47,540	$47,540	$45,040	$2,500
Double-A	2	5,130	5,132	5,132	4,820	312
Triple-B	1	1,140	1,140	1,140	1,089	51
Double-B	1	192	192	192	178	14
Single-B	9	87,600	87,270	79,484	63,662	23,608
Triple-C	11	130,069	122,128	87,941	82,546	39,582
Single-C	1	29,613	24,889	18,404	20,856	4,033
Total	33	$301,280	$288,291	$239,833	$218,191	$70,100

As of March 31, 2012, one security rated double-A and the security rated triple-B in the table above were on negative watch. At that date, these securities had amortized costs of $4.3 million and $1.1 million, respectively, and estimated fair values of $4.0 million and $1.1 million, respectively. During the period from April 1, 2012 through April 30, 2012, the double-A rated security discussed in the two preceding sentences was downgraded to triple-B by one of the NRSROs. In addition, one security rated triple-A in the table above was placed on negative watch during the period from April 1, 2012 through April 30, 2012; at March 31, 2012, this security had both an amortized cost and fair value of $1.6 million.
At March 31, 2012, the Bank’s portfolio of non-agency RMBS was comprised of 14 securities with an aggregate unpaid principal balance of $104 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $197 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2011, the Bank’s non-agency RMBS portfolio was comprised of 15 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $114 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $203 million. One of the Bank’s unimpaired non-agency RMBS was paid in full during the three months ended March 31, 2012. The following table provides a summary of the Bank’s non-agency RMBS as of March 31, 2012 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any MBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency(1)(2)	Current Weighted Average (1)(3)	Original Weighted Average(1)	Minimum Current(4)
Prime(5)
Fixed rate collateral
2006	1	$30	$25	$21	$4	18.81%	4.50%	8.89%	4.50%
2004	1	1	1	1	—	8.63%	58.40%	5.82%	58.40%
2003	7	46	46	43	3	1.65%	7.20%	3.95%	5.53%
2000	1	—	—	—	—	—%	39.17%	2.00%	39.17%
Total fixed rate prime collateral	10	77	72	65	7	8.36%	6.78%	5.88%	4.50%
Option ARM collateral
2005	15	152	149	104	45	30.63%	42.49%	43.11%	20.25%
2004	2	11	11	7	4	29.24%	29.05%	29.85%	27.86%
Total option ARM prime collateral	17	163	160	111	49	30.53%	41.57%	42.20%	20.25%
Total prime collateral	27	240	232	176	56	23.46%	30.48%	30.62%	4.50%
Alt-A(5)
Fixed rate collateral
2005	1	20	20	16	4	15.18%	7.94%	6.84%	7.94%
2004	1	1	1	1	—	14.21%	59.05%	6.85%	59.05%
2002	2	6	6	6	—	5.61%	20.02%	4.54%	16.91%
Total fixed rate Alt-A collateral	4	27	27	23	4	13.02%	12.77%	6.33%	7.94%
Option ARM collateral
2005	2	34	29	19	10	50.87%	34.72%	39.49%	28.95%
Total Alt-A collateral	6	61	56	42	14	34.22%	25.06%	24.91%	7.94%
Total non-agency RMBS	33	$301	$288	$218	$70	25.65%	29.38%	29.46%	4.50%

Total fixed rate collateral	14	$104	$99	$88	$11	9.58%	8.34%	6.00%	4.50%
Total option ARM collateral	19	197	189	130	59	34.06%	40.38%	41.73%	20.25%
Total non-agency RMBS	33	$301	$288	$218	$70	25.65%	29.38%	29.46%	4.50%
_____________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2012, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 8.57 percent.

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
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2011 is provided in the Bank’s 2011 10-K. There were no substantial changes in these concentrations during the three months ended March 31, 2012.
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2012 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of March 31, 2012 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at March 31, 2012	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2004	$812	18.39%	18.39%	18.39%	9.04%	9.04%	9.04%	30.59%	30.59%	30.59%
2003	45,891	29.53%	20.88%	35.43%	0.85%	—%	3.75%	25.18%	—%	55.18%
2000	192	4.42%	4.42%	4.42%	—%	—%	—%	—%	—%	—%
Total prime collateral	46,895	29.24%	4.42%	35.43%	0.99%	—%	9.04%	25.17%	—%	55.18%
Alt-A(1)
2006	29,613	7.49%	7.49%	7.49%	41.73%	41.73%	41.73%	46.84%	46.84%	46.84%
2005	206,562	4.37%	2.81%	9.76%	53.85%	20.58%	73.77%	40.30%	26.99%	52.35%
2004	12,246	4.72%	4.15%	9.67%	50.34%	26.51%	52.87%	38.09%	37.17%	39.33%
2002	5,964	16.91%	13.50%	18.21%	5.86%	2.57%	14.51%	23.24%	18.69%	35.19%
Total Alt-A collateral	254,385	5.05%	2.81%	18.21%	51.14%	2.57%	73.77%	40.56%	18.69%	52.35%
Total non-agency RMBS	$301,280	8.81%	2.81%	35.43%	43.34%	—%	73.77%	38.16%	—%	55.18%

_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2012 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

Months	Range of Annualized Rates

1 - 6	0.0% - 1.9%
7 - 18	0.0% - 2.0%
19 - 24	0.7% - 2.7%
25 - 30	1.3% - 2.7%
31 - 42	1.3% - 3.4%
43 - 66	1.3% - 4.0%
Thereafter	1.5% - 3.8%
As set forth in the table below, under the more stressful housing price scenario, 13 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of March 31, 2012 (as compared to 2 securities in the Bank’s best estimate scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

	Year of Securitization	Collateral Type	Unpaid Principal Balance	Carrying Value	Fair Value	Credit Losses Recorded in Earnings During the First Quarter	Hypothetical Credit Losses Under Stress-Test Scenario(2)	Collateral Delinquency(3)	Current Credit Enhancement(4)
Prime (1)
Security #2	2005	Option ARM	$16,263	$9,950	$10,158	$—	$—	46.8%	45.7%
Security #3	2006	Fixed Rate	29,613	18,404	20,856	170	1,099	18.8%	4.5%
Security #4	2005	Option ARM	11,171	6,976	7,235	—	404	23.2%	42.1%
Security #6	2005	Option ARM	16,157	9,368	9,704	—	150	20.0%	20.3%
Security #7	2004	Option ARM	6,297	4,315	4,115	—	120	21.5%	27.9%
Security #8	2005	Option ARM	8,932	6,084	5,820	—	112	27.4%	40.0%
Security #9	2005	Option ARM	4,097	2,759	2,637	—	—	31.8%	38.5%
Security #10	2005	Option ARM	7,303	4,425	4,438	—	419	44.3%	38.9%
Security #11	2005	Option ARM	9,044	6,007	6,095	—	77	51.7%	45.9%
Security #12	2004	Option ARM	4,809	3,402	3,050	—	33	39.3%	30.6%
Security #13	2005	Option ARM	5,577	3,887	3,578	—	—	34.5%	42.5%
Security #15	2005	Option ARM	4,078	4,078	2,996	—	3	24.7%	49.1%
Security #16	2005	Option ARM	14,361	14,361	9,331	—	4	21.1%	36.0%
Total Prime			137,702	94,016	90,013	170	2,421

Alt-A(1)
Security #1	2005	Option ARM	15,373	8,560	8,321	—	125	48.9%	28.9%
Security #5	2005	Option ARM	18,975	12,817	11,320	—	261	52.5%	39.4%
Security #14	2005	Fixed Rate	19,873	15,077	15,714	44	277	15.2%	7.9%
Total Alt-A			54,221	36,454	35,355	44	663
			$191,923	$130,470	$125,368	$214	$3,084
_____________________________

(1)
Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A by the originator at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)
Represents the credit losses that would have been recorded in earnings during the quarter ended March 31, 2012 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of March 31, 2012.

(3)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2012, actual cumulative loan losses in the pools of loans underlying the securities presented in the table above ranged from 1.41 percent to 8.57 percent.

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

While substantially all of the Bank's MBS portfolio is comprised of CMOs with floating rate coupons ($6.1 billion par value at March 31, 2012) that do not expose it to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2012, one-month LIBOR was 0.24 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($5.1 billion) was between 6.0 percent and 7.0 percent. As of March 31, 2012, one-month LIBOR rates were approximately 576 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $2.9 billion of interest rate caps with remaining maturities ranging from 21 months to 50 months as of March 31, 2012, and strike rates ranging from 6.00 percent to 6.75 percent and (ii) four forward-starting interest rate caps, each of which has a notional amount of $250 million. Two of the forward-starting caps have terms that commence in June 2012; these forward-starting caps mature in June 2015 and June 2016 and have strike rates of 6.50 percent and 7.00 percent, respectively. The other two forward-starting caps have terms that commence in October 2012;

these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of March 31, 2012.
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

Consolidated Obligations and Deposits
During the three months ended March 31, 2012, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $1.5 billion while its outstanding consolidated obligation discount notes decreased by $1.2 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2012 and December 31, 2011.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2012		December 31, 2011
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate
Non-callable	$14,946	69.7%	$12,312	61.8%
Callable	2,625	12.2	3,956	19.9
Callable step-up	2,302	10.7	2,554	12.8
Single-index variable rate	1,496	7.0	895	4.5
Fixed that converts to variable	87	0.4	211	1.0
Total par value	$21,456	100.0%	$19,928	100.0%

Due to the decrease in outstanding advances, the Bank’s funding needs remained relatively low during the first three months of 2012, with only $5.6 billion of consolidated obligation bonds issued during this period. The proceeds of these issuances were generally used to replace maturing or called consolidated obligations.
The average LIBOR cost of consolidated obligation bonds issued during the first three months of 2012 was slightly higher than the average LIBOR cost of consolidated obligation bonds issued during 2011. The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank increased from approximately LIBOR minus 30 basis points during the year ended December 31, 2011 to approximately LIBOR minus 27 basis points in the first quarter of 2012. As discount notes matured during the first quarter of 2012, they were generally replaced with short- to medium-term swapped fixed-rate non-callable bonds. The slightly higher cost of consolidated obligation bonds issued during the three months ended March 31, 2012, as compared to those issued during the year ended December 31, 2011, was primarily due to the Bank extending the maturities of the debt it issued during the first quarter of 2012.
Demand and term deposits were $1.7 billion and $1.5 billion at March 31, 2012 and December 31, 2011, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $1.2 billion and $1.3 billion at March 31, 2012 and December 31, 2011, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $1.3 billion for the year ended December 31, 2011 to $1.2 billion for the three months ended March 31, 2012. The decrease in outstanding capital stock from December 31, 2011 to March 31, 2012 was attributable primarily to a decline in members’ activity-based investment requirements resulting from the decline in outstanding advances balances.
Mandatorily redeemable capital stock outstanding at March 31, 2012 and December 31, 2011 was $4.9 million and $15.0 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2012 and December 31, 2011, the Bank’s five largest shareholders collectively held $254 million and $253 million, respectively, of capital stock, which represented 20.3 percent and 20.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2012.

FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2012
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$92,089	7.4%
Texas Capital Bank, N.A.	55,546	4.4
Beal Bank USA	39,071	3.1
ViewPoint Bank	35,032	2.8
Southside Bank	32,407	2.6
	$254,145	20.3%
As of March 31, 2012, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective April 20, 2012, the membership investment requirement was reduced from 0.05 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000, to 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement remained unchanged at 4.10 percent of outstanding advances.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 31, 2012 and April 30, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105 percent and 102.5 percent, respectively, of the member’s minimum investment requirement. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on April 30, 2012, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2011.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2012	1,073,567	$107,357	$—
April 30, 2012	1,899,070	189,907	197

At March 31, 2012, the Bank’s excess stock totaled $235.9 million, which represented 0.7 percent of the Bank’s total assets as of that date.

The following table presents outstanding capital stock, by type of institution, as of March 31, 2012 and December 31, 2011.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2012		December 31, 2011
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$906	72%	$894	70%
Thrifts	160	13	193	15
Credit unions	122	10	111	9
Insurance companies	57	5	58	5
Total capital stock classified as capital	1,245	100	1,256	99
Mandatorily redeemable capital stock	5	—	15	1
Total regulatory capital stock	$1,250	100%	$1,271	100%

During the three months ended March 31, 2012, the Bank’s retained earnings increased by $23.1 million, from $494.7 million to $517.8 million. During this same period, the Bank paid dividends on capital stock totaling $1.2 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first quarter 2012 dividend rate exceeded the upper end of the Federal Reserve’s target range for the federal funds rate for the quarter ended December 31, 2011 by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2011 through December 31, 2011, was paid on March 30, 2012.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to adjusted earnings) generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the remainder of 2012 at or slightly above the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the upper end of the Federal Reserve's target for the federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2011 10-K. At March 31, 2012, the Bank’s total risk-based capital requirement was $352 million, comprised of credit risk, market risk and operations risk capital requirements of $179 million, $92 million and $81 million, respectively, and its permanent capital was $1.8 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at March 31, 2012 or December 31, 2011. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2012, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2012, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.17% and 7.76%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2012 and December 31, 2011, see “Item 1. Financial Statements” (specifically, Note 10 on page 28 of this report).

The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets ratio of 4.1 percent, which is higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. At all times during the three months ended March 31, 2012, the Bank was in compliance with its minimum capital-to-assets ratio.

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 23 of this report). As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its asset size. As of March 31, 2012 and December 31, 2011, the Bank’s notional balance of interest rate exchange agreements was $40.9 billion and $42.8 billion, respectively, while its total assets were $34.2 billion and $33.8 billion, respectively.
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2012 and December 31, 2011.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions of dollars)

	Short-Cut Method	Long-Haul Method	Economic Hedges	Total
March 31, 2012
Advances	$5,762	$1,606	$204	$7,572
Investments	—	4,556	3,900	8,456
Consolidated obligation bonds	—	17,708	650	18,358
Consolidated obligation discount notes	—	—	1,699	1,699
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	123	123
Total notional balance	$5,762	$23,870	$11,276	$40,908
December 31, 2011
Advances	$5,897	$1,617	$220	$7,734
Investments	—	4,184	3,900	8,084
Consolidated obligation bonds	—	16,395	750	17,145
Consolidated obligation discount notes	—	—	5,047	5,047
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	123	123
Total notional balance	$5,897	$22,196	$14,740	$42,833

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the three months ended March 31, 2012 and 2011.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(dollars in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Three Months Ended March 31, 2012
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$25	$—	$—	$—	$—	$24
Net interest settlements included in net interest income (2)	(47)	(41)	45	—	—	—	(43)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	1	(1)	—	—	—	—
Net gains (losses) on economic hedges	—	(1)	2	1	(1)	(1)	—
Net interest settlements on economic hedges	—	—	—	—	—	3	3
Total net gain (loss) on derivatives and hedging activities	—	—	1	1	(1)	2	3
Net impact of derivatives and hedging activities	(48)	(16)	46	1	(1)	2	(16)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	1	—	1
	$(48)	$(16)	$46	$1	$—	$2	$(15)
Three Months Ended March 31, 2011
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(8)	$—	$—	$—	$(7)
Net interest settlements included in net interest income (2)	(59)	—	78	—	—	—	19
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on economic hedges	—	(4)	(1)	(1)	1	(4)	(9)
Net interest settlements on economic hedges	—	—	1	1	—	—	2
Total net gain (loss) on derivatives and hedging activities	—	(4)	—	—	1	(4)	(7)
Net impact of derivatives and hedging activities	(58)	(4)	70	—	1	(4)	5
Net loss on hedged financial instruments carried at fair value	—	—	—	—	(1)	—	(1)
	$(58)	$(4)	$70	$—	$—	$(4)	$4

_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master agreements), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its counterparties that include maximum unsecured credit exposure thresholds, and by monitoring its exposure to each counterparty at least monthly and as often as daily. In addition, all of the Bank’s master agreements include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The master agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government-guaranteed or agency debt securities) if credit risk exposures rise above the thresholds.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure also considers the existence of any cash collateral held or remitted by the Bank. The Bank’s master agreements with its non-member counterparties contain unsecured credit exposure thresholds (ranging from $100,000 to $500,000) that must be met before collateral is required to be delivered by one party to the other party. Once the counterparties agree to the valuations of the interest rate exchange agreements, and if it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero. Collateral is delivered no less frequently than monthly and as often as daily when these thresholds are met.
As of March 31, 2012 and December 31, 2011, cash collateral totaling $575 million and $563 million, respectively, and available-for-sale securities with a total fair value of $533 million and $512 million, respectively, had been delivered by the Bank to its non-member derivative counterparties under the terms of the master agreements. At those dates, the Bank held as collateral securities with a total fair value of $0.7 million and cash balances of $0.7 million, respectively, from its non-member derivative counterparties under the terms of the master agreements.
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2012 and December 31, 2011.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Counterparties	Notional Principal(2)	Maximum Credit Exposure(3)	Collateral Due(4)	Net Credit Exposure
March 31, 2012
Aa(5)	9	$19,409.8	$8.1	$8.1	$—
A(6)	4	21,436.5	5.9	5.9	—
	13	40,846.3	$14.0	$14.0	$—
Member institutions (7)	9	61.4
Total	22	$40,907.7

December 31, 2011
Aaa	1	$220.0	$2.1	$2.1	$—
Aa(5)	7	18,312.6	0.3	—	0.3
A(6)	5	24,239.5	—	—	—
	13	42,772.1	$2.4	$2.1	$0.3
Member institutions (7)	9	61.4
Total	22	$42,833.5
_____________________________

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of March 31, 2012 and December 31, 2011, respectively.

(2)	Includes amounts that had not settled as of March 31, 2012 and December 31, 2011.

(3)
Maximum credit risk exposure is presented net of the value of any collateral held and considers any cash collateral remitted by the Bank. The Bank has additional exposure to the extent that the fair values of securities pledged as collateral exceed the outstanding exposures to the secured counterparties. At March 31, 2012 and December 31, 2011, the Bank had pledged available-for-sale securities with aggregate fair values of $533.2 million and $512.5 million, respectively, to secure aggregate outstanding exposures of $509.1 million and $517.3 million, respectively, that three of its derivative counterparties had to the Bank.

(4)
Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on March 31, 2012 and December 31, 2011 credit exposures. Cash collateral totaling $13.6 million and $2.1 million was delivered under these agreements in early April 2012 and early January 2012, respectively.

(5)
The figures for Aa-rated counterparties as of March 31, 2012 and December 31, 2011 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $2.0 billion and $1.5 billion as of March 31, 2012 and December 31, 2011, respectively. These transactions represented a maximum credit exposure of $1.8 million to the Bank as of March 31, 2012 and did not represent a credit exposure to the Bank at December 31, 2011.

(6)
The figures for A-rated counterparties as of March 31, 2012 and December 31, 2011 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $7.2 billion and $7.7 billion as of March 31, 2012 and December 31, 2011, respectively. These transactions did not represent a credit exposure to the Bank as of March 31, 2012 or December 31, 2011.

(7)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.

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
Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on the Bank’s hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see the Bank’s 2011 10-K (specifically, “Business — Legislative and Regulatory Developments” beginning on page 17 of that report) and the update included in this report on pages 43-44.

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 110 percent at both March 31, 2012 and December 31, 2011. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended March 31, 2012 and 2011 was $24.3 million and $11.5 million, respectively. The Bank’s net income for the three months ended March 31, 2012 represented an annualized return on average capital stock (“ROCS”) of 7.96 percent, which was 786 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 3.10 percent for the three months ended March 31, 2011, which exceeded the average effective federal funds rate for that quarter by 295 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended March 31, 2012 and 2011, the Bank’s income before assessments was $27.0 million and $15.7 million, respectively. As discussed in more detail below, the $11.3 million increase in income before assessments from period to period was attributable to an $11.7 million improvement in other income/loss and a $1.0 million decrease in other expense, offset by a $1.4 million decrease in net interest income. The improvement in other income/loss was due primarily to a $9.1 million improvement in net gains (losses) on derivatives and hedging activities, a $1.2 million decrease in credit charges on the Bank's non-agency RMBS holdings and a $2.0 million improvement in the unrealized gains (losses) on optional advance commitments carried at fair value, offset by a $0.4 million reduction in gains on early extinguishment of debt.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income
For the three months ended March 31, 2012 and 2011, the Bank’s net interest income was $40.6 million and $42.1 million, respectively. As described further below, the Bank’s net interest income does not include net interest settlements on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments during the three months ended March 31, 2012 and 2011. If these net interest settlements had been included, net interest income would have declined by $0.2 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011. The decrease in net interest income was due in large part to a decrease in the average balance of earning assets from $36.3 billion for the three months ended March 31, 2011 to $34.8 billion for the corresponding period in 2012.
For the three months ended March 31, 2012 and 2011, the Bank’s net interest margin was 48 basis points and 46 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 43 basis points for the both the three months ended March 31, 2012 and 2011. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 3 basis points for the three months ended March 31, 2011 to 5 basis points for the three months ended March 31, 2012.
As noted above, the Bank’s net interest income excludes net interest settlements on economic hedge derivatives. During the three months ended March 31, 2012, the Bank used $4.7 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $3.2 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $0.7 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2011, the Bank used approximately $5.8 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $0.4 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $1.6 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $2.9 million for the three months ended March 31, 2012, compared to $1.7 million for the corresponding period in 2011. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts. In addition, the Bank’s net interest margin would have been 51 basis points and 48 basis points for the three months ended March 31, 2012 and 2011, respectively, and its net interest spread would have been 46 and 45 basis points for the three months ended March 31, 2012 and 2011, respectively.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2012 and 2011.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$587	$—	0.10%	$186	$—	0.17%
Securities purchased under agreements to resell	1,932	1	0.12%	323	—	0.13%
Federal funds sold	1,850	—	0.09%	3,574	1	0.14%
Investments
Trading	6	—	—%	5	—	—%
Available-for-sale (d)	5,227	8	0.58%	—	—	—%
Held-to-maturity (d)	6,272	18	1.14%	8,253	24	1.17%
Advances (e)	18,722	52	1.12%	23,790	61	1.02%
Mortgage loans held for portfolio	157	2	5.57%	201	3	5.54%
Total earning assets	34,753	81	0.94%	36,332	89	0.98%
Cash and due from banks	103			76
Other assets	115			161
Derivatives netting adjustment (b)	(587)			(242)
Fair value adjustment on available-for-sale securities (d)	(3)			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(50)			(62)
Total assets	$34,331	81	0.95%	$36,265	89	0.98%
Liabilities and Capital
Interest-bearing deposits (b)	$1,255	—	0.01%	$1,275	—	0.04%
Consolidated obligations
Bonds	20,885	39	0.75%	29,620	46	0.61%
Discount notes	9,786	1	0.07%	3,297	1	0.15%
Mandatorily redeemable capital stock and other borrowings	9	—	0.35%	18	—	0.41%
Total interest-bearing liabilities	31,935	40	0.51%	34,210	47	0.55%
Other liabilities	1,298			387
Derivatives netting adjustment (b)	(587)			(242)
Total liabilities	32,646	40	0.50%	34,355	47	0.55%
Total capital	1,685			1,910
Total liabilities and capital	$34,331		0.47%	$36,265		0.52%
Net interest income		$41			$42
Net interest margin			0.48%			0.46%
Net interest spread			0.43%			0.43%
Impact of non-interest bearing funds			0.05%			0.03%
_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2012 and 2011 in the table above include $586 million and $186 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the three months ended March 31, 2012 and 2011 in the table above include $1 million and $56 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $2.9 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2012 and 2011 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions of dollars)

	For the Three Months Ended March 31,
	2012 vs. 2011
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—
Securities purchased under agreements to resell	1	—	1
Federal funds sold	(1)	—	(1)
Investments
Trading	—	—	—
Available-for-sale	8	—	8
Held-to-maturity	(6)	—	(6)
Advances	(15)	6	(9)
Mortgage loans held for portfolio	(1)	—	(1)
Total interest income	(14)	6	(8)
Interest expense
Interest-bearing deposits	—	—	—
Consolidated obligations
Bonds	(15)	8	(7)
Discount notes	1	(1)	—
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	(14)	7	(7)
Changes in net interest income	$—	$(1)	$(1)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2012 and 2011. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(in thousands of dollars)

	Three Months Ended March 31,
	2012	2011
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$(75)	$1,052
Economic hedge derivatives related to consolidated obligation discount notes	349	485
Stand-alone economic hedge derivatives (basis swaps)	2,706	204
Member/offsetting swaps	4	1
Economic hedge derivatives related to advances	(36)	(74)
Total net interest income associated with economic hedge derivatives	2,948	1,668
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	(984)	(3,909)
Federal funds floater swaps	2,180	(1,109)
Interest rate caps related to held-to-maturity securities	(1,384)	(4,326)
Discount note swaps	944	(497)
Member/offsetting swaps and caps	(5)	95
Swaptions related to optional advance commitments	(500)	1,102
Other economic hedge derivatives (advance swaps and caps)	34	60
Total fair value gains (losses) related to economic hedge derivatives	285	(8,584)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(184)	403
Available-for-sale securities and associated hedges	678	—
Consolidated obligation bonds and associated hedges	(1,150)	(2)
Total fair value hedge ineffectiveness	(656)	401
Total net gains (losses) on derivatives and hedging activities	2,577	(6,515)
Net gains on unhedged trading securities	182	129
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(214)	(1,378)
Gains (losses) on other liabilities carried at fair value under the fair value option (optional advance commitments)	1,142	(861)
Gains on early extinguishment of debt	—	369
Service fees	519	570
Letter of credit fees	1,229	1,429
Other, net	(6)	(10)
Total other	2,852	248
Total other income (loss)	$5,429	$(6,267)

Economic Hedge Derivatives

The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of March 31, 2012, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.7 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At March 31, 2012, the carrying values of the Bank’s federal funds floater swaps totaled $0.4 million, excluding net accrued interest receivable.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. At March 31, 2012, the Bank's discount note swaps had an aggregate notional balance of $1.7 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. As of March 31, 2012, the carrying value of the Bank's discount note swaps totaled $0.2 million, excluding net accrued interest receivable.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of March 31, 2012, the Bank was a party to 6 interest rate basis swaps with an aggregate notional amount of $4.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. At March 31, 2012, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $19.2 million, excluding net accrued interest receivable. There were no terminations of interest rate basis swaps during the three months ended March 31, 2012. During the three months ended March 31, 2011, one interest rate basis swap with a $1.0 billion notional balance matured. There were no other terminations of interest rate basis swaps during the three months ended March 31, 2011.
If the Bank holds its federal funds floater swaps, discount note swaps and interest rate basis swaps to maturity, the cumulative life-to-date net unrealized gains associated with these instruments aggregating $19.8 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps and discount note swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held (as of March 31, 2012) 16 interest rate cap agreements having a total notional amount of $3.9 billion. The premiums paid for these caps totaled $38.6 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At March 31, 2012, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $2.4 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(0.7) million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2012 and 2011, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $34,000 and $60,000, respectively.
Other
For a discussion of the other-than-temporary impairment losses on two of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report).
As of March 31, 2012, the Bank had entered into optional advance commitments with a par value totaling $200 million, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During the first three months of 2011, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three months ended March 31, 2011, the Bank repurchased $262.8 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $369,000. The Bank did not early extinguish any debt during the three months ended March 31, 2012.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $19.1 million for the three months ended March 31, 2012 compared to $20.2 million for the corresponding period in 2011.
Compensation and benefits were $11.4 million for the three months ended March 31, 2012 compared to $11.6 million for the corresponding period in 2011. The slight decrease in compensation expenses was due to a small decrease in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions offset by cost-of-living and merit increases. At March 31, 2012, the Bank employed 205 people, an increase of 4 people from March 31, 2011.
Other operating expenses for the three months ended March 31, 2012 were $6.3 million compared to $6.7 million for the corresponding period in 2011. The decrease of $0.4 million was attributable to general decreases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.4 million for the three months ended March 31, 2012 compared to $1.9 million for the corresponding period in 2011.
AHP and REFCORP Assessments
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and, through the second quarter of 2011, it was also obligated to contribute a portion of its earnings to the Resolution Funding Corporation ("REFCORP").
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock and, prior to the third quarter of 2011, after the REFCORP assessment discussed below) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2012 and 2011, the Bank’s AHP assessments totaled $2.7 million and $1.3 million, respectively.
Also as required by statute, each FHLBank was obligated through the second quarter of 2011 to contribute 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. The FHLBanks were required to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. On August 5, 2011, the Finance Agency certified that the payments made to REFCORP in July 2011 (which were derived from the FHLBanks’ earnings for the second quarter of 2011) were sufficient to fully satisfy the FHLBanks’ obligations to REFCORP. Accordingly, the Bank’s earnings for the three months ended March 31, 2012 were not reduced by a REFCORP assessment. During the three months ended March 31, 2011, the Bank charged $2.9 million of REFCORP assessments to earnings.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2011 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2012.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of March 31, 2012, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at March 31, 2012. The results of that more stressful analysis are presented on page 53 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks. From time-to-time, the Bank also invests in reverse repurchase agreements, short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2012, the Bank’s short-term liquidity portfolio was comprised of $1.2 billion of overnight federal funds sold to domestic bank counterparties, $2.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and a $1.0 billion overnight reverse repurchase agreement.
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
The 12 FHLBanks and the Office of Finance are parties to the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement.”) The Contingency Agreement and related procedures are designed to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations ("Plan COs") directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. The direct placement by a FHLBank of consolidated obligations with another FHLBank is permitted only in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. Through the date of this report, no Plan COs have ever been issued pursuant to the terms of the Contingency Agreement.

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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2012.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2012, the Bank’s estimated operational liquidity requirement was $1.5 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $10.9 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2012, the Bank’s estimated contingent liquidity requirement was $4.8 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $7.6 billion.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2011 is provided in the Bank’s 2011 10-K. There have been no substantial changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2012.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s 2011 10-K. The information provided herein is intended to update the disclosures made in the Bank’s 2011 10-K.
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
Historically, the Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Because the Bank generally purchases MBS with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As recent liquidity discounts in the prices for some of the Bank's non-agency RMBS holdings indicate, these interest rate related factors may not necessarily be the same factors that are driving the market prices of the securities.
The Bank’s Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Risk Management Policy.
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the three months ended March 31, 2012.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under U.S. GAAP. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on current estimated market prices, some of which reflect discounts that the Bank believes are largely related to credit concerns and a lack of market liquidity rather than the level of interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2011 through March 2012. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2011	$1.888	$1.791	(5.14)%	$1.977	4.71%	$1.849	(2.07)%	$1.935	2.49%

January 2012	1.788	1.714	(4.14)%	1.870	4.59%	1.761	(1.51)%	1.836	2.68%
February 2012	1.871	1.770	(5.40)%	1.957	4.60%	1.830	(2.19)%	1.918	2.51%
March 2012	1.901	1.793	(5.68)%	1.989	4.63%	1.858	(2.26)%	1.947	2.42%
_____________________________

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of individual instruments may be easily combined to determine the duration of a portfolio of assets or liabilities by calculating a weighted average duration of the instruments in the portfolio. These combinations provide a single straightforward metric that describes the portfolio’s sensitivity to interest rate movements. These additive properties can be applied to the assets and liabilities on the Bank’s balance sheet. The difference between the combined durations of the Bank’s assets and the combined durations of its liabilities is sometimes referred to as duration gap and provides a measure of the relative interest rate sensitivities of the Bank’s assets and liabilities.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2011 through March 2012.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2011	0.59	(0.55)	0.04	1.20	2.65	3.83	4.71	4.71

January 2012	0.58	(0.48)	0.10	2.12	2.19	3.43	4.54	4.47
February 2012	0.57	(0.47)	0.10	1.92	2.88	4.07	4.85	4.78
March 2012	0.55	(0.47)	0.08	1.82	3.06	4.27	4.54	4.58
_____________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first three months of 2012.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Bank’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Bank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2012 and December 31, 2011, (ii) Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Statements of Capital for the Three Months Ended March 31, 2012 and 2011, (v) Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (vi) Notes to the Financial Statements for the Three Months ended March 31, 2012 tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 attached hereto is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
May 11, 2012	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

May 11, 2012	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2012 and December 31, 2011, (ii) Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Statements of Capital for the Three Months Ended March 31, 2012 and 2011,(v) Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (vi) Notes to the Financial Statements for the Three Months ended March 31, 2012 tagged as blocks of text.

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