Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Dallas
filed 2012-08-10
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
At July 31, 2012, the registrant had outstanding 11,181,974 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$1,447,776	$1,152,467
Interest-bearing deposits	308	223
Securities purchased under agreements to resell	1,000,000	500,000
Federal funds sold	1,573,000	1,645,000
Trading securities (Note 12)	6,976	6,034
Available-for-sale securities, including $182,881 and $512,474 of securities pledged as collateral to derivatives counterparties at June 30, 2012 and December 31, 2011, respectively (Notes 3 and 12)	5,767,745	4,927,697
Held-to-maturity securities (a) (Notes 4 and 12)	5,457,479	6,423,610
Advances (Notes 5 and 6)	19,207,379	18,797,834
Mortgage loans held for portfolio, net of allowance for credit losses of $190 and $192 at June 30, 2012 and December 31, 2011, respectively (Note 6)	140,443	162,645
Loan to other FHLBank (Note 15)	—	35,000
Accrued interest receivable	74,974	72,584
Premises and equipment, net	20,808	22,182
Derivative assets (Notes 9 and 12)	18,758	8,750
Other assets	13,341	15,941
TOTAL ASSETS	$34,728,987	$33,769,967

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,145,306	$1,521,396
Non-interest bearing	29	29
Total deposits	1,145,335	1,521,425

Consolidated obligations (Note 7)
Discount notes	9,507,659	9,799,010
Bonds	22,049,307	20,070,056
Total consolidated obligations	31,556,966	29,869,066

Mandatorily redeemable capital stock	4,890	14,980
Accrued interest payable	66,579	65,451
Affordable Housing Program (Note 8)	30,484	32,313
Derivative liabilities (Notes 9 and 12)	180,268	531,164
Other liabilities, including $133 and $2,498 of optional advance commitments carried at fair value under the fair value option at June 30, 2012 and December 31, 2011, respectively (Notes 12 and 13)	45,678	30,733
Total liabilities	33,030,200	32,065,132

Commitments and contingencies (Notes 6 and 13)

CAPITAL (Note 10)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,044,070 and 12,557,934 shares at June 30, 2012 and December 31, 2011, respectively	1,204,441	1,255,793
Retained earnings
Unrestricted	523,851	488,739
Restricted	15,273	5,918
Total retained earnings	539,124	494,657
Accumulated other comprehensive income (loss) (Note 16)	(44,778)	(45,615)
Total capital	1,698,787	1,704,835
TOTAL LIABILITIES AND CAPITAL	$34,728,987	$33,769,967
_____________________________

(a)	Fair values: $5,522,105 and $6,482,402 at June 30, 2012 and December 31, 2011, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Advances	$47,145	$53,577	$97,574	$112,982
Prepayment fees on advances, net	1,624	3,696	3,595	4,962
Interest-bearing deposits	331	50	484	122
Securities purchased under agreements to resell	955	141	1,521	245
Federal funds sold	679	432	1,115	1,637
Available-for-sale securities	7,924	—	15,526	—
Held-to-maturity securities	17,920	20,661	35,872	44,793
Mortgage loans held for portfolio	2,021	2,630	4,208	5,410
Other	1	—	1	6
Total interest income	78,600	81,187	159,896	170,157
INTEREST EXPENSE
Consolidated obligations
Bonds	35,594	43,628	74,568	89,096
Discount notes	2,363	85	3,988	1,329
Deposits	80	53	123	170
Mandatorily redeemable capital stock	5	17	12	35
Other borrowings	1	1	2	1
Total interest expense	38,043	43,784	78,693	90,631
NET INTEREST INCOME	40,557	37,403	81,203	79,526

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(204)	(5,678)	(204)	(5,678)
Net non-credit impairment losses recognized in other comprehensive income	58	3,334	(156)	1,956
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(146)	(2,344)	(360)	(3,722)

Service fees	757	766	1,276	1,336
Net gain (loss) on trading securities	(122)	45	60	174
Net gains (losses) on derivatives and hedging activities	(39)	(14,058)	2,538	(20,573)
Unrealized gains on other liabilities carried at fair value under the fair value option	1,223	4,994	2,365	4,133
Gains on early extinguishment of debt	—	46	—	415
Letter of credit fees	1,170	1,345	2,399	2,774
Other, net	(193)	18	(199)	8
Total other income (loss)	2,650	(9,188)	8,079	(15,455)
OTHER EXPENSE
Compensation and benefits	9,929	10,269	21,376	21,854
Other operating expenses	7,186	7,004	13,476	13,698
Finance Agency	578	1,478	1,377	2,623
Office of Finance	505	397	1,079	1,130
Total other expense	18,198	19,148	37,308	39,305
INCOME BEFORE ASSESSMENTS	25,009	9,067	51,974	24,766
Affordable Housing Program	2,502	748	5,199	2,031
REFCORP	—	1,611	—	4,494
Total assessments	2,502	2,359	5,199	6,525
NET INCOME	$22,507	$6,708	$46,775	$18,241
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET INCOME	$22,507	$6,708	$46,775	$18,241
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(7,610)	—	(4,526)	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(195)	(5,531)	(195)	(5,531)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	137	2,197	351	3,575
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,485	4,397	5,242	8,993
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(9)	(9)	(18)	(18)
Amortization of net actuarial gain included in net periodic benefit cost	(9)	(6)	(17)	(12)
Total other comprehensive income (loss)	(5,201)	1,048	837	7,007
TOTAL COMPREHENSIVE INCOME	$17,306	$7,756	$47,612	$25,248

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited, in thousands)

						Accumulated
	Capital Stock Class B - Putable		Retained Earnings			Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE, JANUARY 1, 2012	12,557	$1,255,793	$488,739	$5,918	$494,657	$(45,615)	$1,704,835

Proceeds from sale of capital stock	3,059	305,920	—	—	—	—	305,920
Repurchase/redemption of capital stock	(3,585)	(358,560)	—	—	—	—	(358,560)
Shares reclassified to mandatorily redeemable capital stock	(9)	(926)	—	—	—	—	(926)
Comprehensive income
Net income	—	—	37,420	9,355	46,775	—	46,775
Other comprehensive income	—	—	—	—	—	837	837
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(89)	—	(89)	—	(89)
Mandatorily redeemable capital stock	—	—	(5)	—	(5)	—	(5)
Stock	22	2,214	(2,214)	—	(2,214)	—	—

BALANCE, JUNE 30, 2012	12,044	$1,204,441	$523,851	$15,273	$539,124	$(44,778)	$1,698,787

BALANCE, JANUARY 1, 2011	16,009	$1,600,909	$452,205	$—	$452,205	$(62,702)	$1,990,412

Proceeds from sale of capital stock	1,833	183,347	—	—	—	—	183,347
Repurchase/redemption of capital stock	(4,412)	(441,291)	—	—	—	—	(441,291)
Shares reclassified to mandatorily redeemable capital stock	(612)	(61,184)	—	—	—	—	(61,184)
Comprehensive income
Net income	—	—	18,241	—	18,241	—	18,241
Other comprehensive income	—	—	—	—	—	7,007	7,007
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(90)	—	(90)	—	(90)
Mandatorily redeemable capital stock	—	—	(75)	—	(75)	—	(75)
Stock	28	2,778	(2,778)	—	(2,778)	—	—

BALANCE, JUNE 30, 2011	12,846	$1,284,559	$467,503	$—	$467,503	$(55,695)	$1,696,367

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$46,775	$18,241
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	22,119	(35,240)
Concessions on consolidated obligation bonds	2,306	2,220
Premises, equipment and computer software costs	3,370	3,350
Non-cash interest on mandatorily redeemable capital stock	17	21
Credit component of other-than-temporary impairment losses on held-to-maturity securities	360	3,722
Gains on early extinguishment of debt	—	(415)
Unrealized gains on other liabilities carried at fair value under the fair value option	(2,365)	(4,133)
Net increase in trading securities	(942)	(818)
Loss due to change in net fair value adjustment on derivative and hedging activities	47,179	40,043
Decrease (increase) in accrued interest receivable	(2,498)	5,897
Decrease in other assets	1,631	1,847
Decrease in Affordable Housing Program (AHP) liability	(1,829)	(4,684)
Increase in accrued interest payable	1,128	3,120
Decrease in payable to REFCORP	—	(3,982)
Increase (decrease) in other liabilities	(7,344)	2,301
Total adjustments	63,132	13,249
Net cash provided by operating activities	109,907	31,490

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(527,539)	(26,302)
Net increase in securities purchased under agreements to resell	(500,000)	—
Net decrease in federal funds sold	72,000	1,819,000
Decrease in loan to other FHLBank	35,000	—
Purchases of available-for-sale securities	(775,047)	—
Proceeds from maturities of long-term held-to-maturity securities	983,589	1,182,792
Principal collected on advances	216,172,324	125,066,626
Advances made	(216,581,856)	(119,302,910)
Principal collected on mortgage loans held for portfolio	22,112	22,882
Purchases of premises, equipment and computer software	(1,762)	(3,379)
Net cash provided by (used in) investing activities	(1,101,179)	8,758,709

FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	(375,094)	430,213
Net payments on derivative contracts with financing elements	(15,187)	(9,958)
Net proceeds from issuance of consolidated obligations
Discount notes	163,537,474	113,048,535
Bonds	12,939,158	1,939,769
Proceeds from assumption of debt from other FHLBank	—	167,381
Debt issuance costs	(1,649)	(706)
Payments for maturing and retiring consolidated obligations
Discount notes	(163,827,950)	(115,328,111)
Bonds	(10,906,405)	(8,226,328)
Payment to other FHLBank for assumption of debt	—	(14,738)
Proceeds from issuance of capital stock	305,920	183,347
Payments for redemption of mandatorily redeemable capital stock	(11,037)	(52,180)
Payments for repurchase/redemption of capital stock	(358,560)	(441,291)
Cash dividends paid	(89)	(90)
Net cash provided by (used in) financing activities	1,286,581	(8,304,157)

Net increase in cash and cash equivalents	295,309	486,042
Cash and cash equivalents at beginning of the period	1,152,467	1,631,899
Cash and cash equivalents at end of the period	$1,447,776	$2,117,941

Supplemental Disclosures:
Interest paid	$85,772	$94,964
AHP payments, net	$7,028	$6,715
REFCORP payments	$—	$8,476
Stock dividends issued	$2,214	$2,778
Dividends paid through issuance of mandatorily redeemable capital stock	$5	$75
Capital stock reclassified to mandatorily redeemable capital stock	$926	$61,184
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
Asset Classification and Charge-offs. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, "Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention" ("AB 2012-02"). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. The FHLBanks are currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and therefore have not yet determined when they will implement the guidance. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on the Bank's results of operations or financial condition.

Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of June 30, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$55,767	$129	$48	$55,848
Government-sponsored enterprises	5,253,252	8,843	8,344	5,253,751
Other	458,055	950	859	458,146
Total	$5,767,074	$9,922	$9,251	$5,767,745

Included in the table above are securities that were purchased but which had not yet settled as of June 30, 2012. The amount due of $24,620,000 is included in other liabilities on the statement of condition.
Available-for-sale securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,708	$157	$—	$54,865
Government-sponsored enterprises	4,643,191	7,971	3,391	4,647,771
Other	224,601	505	45	225,061
Total	$4,922,500	$8,633	$3,436	$4,927,697

Other debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of June 30, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$24,606	$48	—	$—	$—	2	$24,606	$48
Government-sponsored enterprises	102	1,349,176	8,344	—	—	—	102	1,349,176	8,344
Other	21	204,739	859	—	—	—	21	204,739	859
Total	125	$1,578,521	$9,251	—	$—	$—	125	$1,578,521	$9,251

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

At June 30, 2012, the gross unrealized losses on the Bank’s available-for-sale securities were $9,251,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by government-sponsored enterprises (“GSEs”), or fully secured by collateral that is guaranteed by the U.S government. As of June 30, 2012, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch. Based upon the U.S. government's guaranty of the payment of principal and interest, the Bank expects that its holdings of U.S. government-guaranteed debentures that were in an unrealized loss position at June 30, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at June 30, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of other debentures that were in an unrealized loss position at June 30, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2012.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2012 and December 31, 2011 are presented below (in thousands).

	June 30, 2012		December 31, 2011
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due after one year through five years	$2,472,982	$2,478,192	$568,889	$570,229
Due after five years through ten years	3,242,350	3,238,136	4,275,148	4,279,140
Due after ten years	51,742	51,417	78,463	78,328
Total	$5,767,074	$5,767,745	$4,922,500	$4,927,697
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Amortized cost of available-for-sale securities
Fixed-rate	$5,692,074	$4,847,500
Variable-rate	75,000	75,000

Total	$5,767,074	$4,922,500
At June 30, 2012 and December 31, 2011, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2012 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$42,048	$—	$42,048	$222	$220	$42,050
Mortgage-backed securities
U.S. government-guaranteed obligations	15,062	—	15,062	58	—	15,120
Government-sponsored enterprises	5,171,701	—	5,171,701	89,493	582	5,260,612
Non-agency residential mortgage-backed securities	274,699	46,031	228,668	—	24,345	204,323
	5,461,462	46,031	5,415,431	89,551	24,927	5,480,055
Total	$5,503,510	$46,031	$5,457,479	$89,773	$25,147	$5,522,105

Held-to-maturity securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$45,342	$—	$45,342	$290	$291	$45,341
Mortgage-backed securities
U.S. government-guaranteed obligations	16,692	—	16,692	40	—	16,732
Government-sponsored enterprises	6,109,080	—	6,109,080	93,138	2,682	6,199,536
Non-agency residential mortgage-backed securities	303,925	51,429	252,496	—	31,703	220,793
	6,429,697	51,429	6,378,268	93,178	34,385	6,437,061
Total	$6,475,039	$51,429	$6,423,610	$93,468	$34,676	$6,482,402

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2012. The unrealized losses include other-than-temporary impairments recognized in accumulated other comprehensive income (loss) and gross unrecognized holding losses and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	—	$—	$—	2	$18,697	$220	2	$18,697	$220
Mortgage-backed securities
Government-sponsored enterprises	—	—	—	26	375,346	582	26	375,346	582
Non-agency residential mortgage-backed securities	—	—	—	32	204,323	70,376	32	204,323	70,376
	—	—	—	58	579,669	70,958	58	579,669	70,958
Total	—	$—	$—	60	$598,366	$71,178	60	$598,366	$71,178

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

At June 30, 2012, the gross unrealized losses on the Bank’s held-to-maturity securities were $71,178,000, of which $70,376,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $802,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of June 30, 2012, the U.S. government and the issuers of the Bank’s holdings of GSE mortgage-backed securities ("MBS") were rated triple-A by Moody’s and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at June 30, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2012.
The deterioration in the U.S. housing markets that began in 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of June 30, 2012 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 32 non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2012 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2012 assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that management believes have reached their trough) to 6.0 percent. For those markets for which management anticipates further home price declines, such declines were projected to occur over the 3- to 9-month period beginning April 1, 2012. For the vast majority of markets for which further home price declines are anticipated, the declines were projected to range from 1 percent to 4 percent over the 3-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

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
Based on the results of its cash flow analyses, the Bank determined that it is likely that it will not fully recover the amortized cost bases of two of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired as of June 30, 2012. Both of these securities had previously been deemed to be other-than-temporarily impaired. The difference between the present value of the cash flows expected to be collected from these two securities and their amortized cost bases (i.e., the credit losses) totaled $146,000 as of June 30, 2012. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings. The credit losses associated with one of the previously impaired securities (totaling $137,000) were reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended June 30, 2012 as the estimated fair value of this security was greater than its carrying amount at that date.
In addition to the 2 securities that were determined to be other-than-temporarily impaired at June 30, 2012, 12 other securities were previously deemed to be other-than-temporarily impaired. The following tables set forth additional information for each of the securities that were other-than-temporarily impaired as of June 30, 2012, including those securities that were deemed to be other-than-temporarily impaired in a prior period but which were not further impaired as of June 30, 2012 (in thousands). All of the Bank’s RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the first table represent the lowest rating assigned to the security by these NRSROs as of June 30, 2012.

			Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Period of Initial Impairment	Credit Rating	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI
Security #1	Q1 2009	Triple-C	$—	$—	$—	$—	$—	$—
Security #2	Q1 2009	Triple-C	—	—	—	—	—	—
Security #3	Q2 2009	Single-C	137	(137)	—	307	(307)	—
Security #4	Q2 2009	Triple-C	—	—	—	—	—	—
Security #5	Q3 2009	Triple-C	—	—	—	—	—	—
Security #6	Q3 2009	Triple-C	—	—	—	—	—	—
Security #7	Q3 2009	Single-B	—	—	—	—	—	—
Security #8	Q1 2010	Triple-C	—	—	—	—	—	—
Security #9	Q1 2010	Single-B	—	—	—	—	—	—
Security #10	Q4 2010	Triple-C	—	—	—	—	—	—
Security #11	Q4 2010	Triple-C	—	—	—	—	—	—
Security #12	Q4 2010	Triple-C	—	—	—	—	—	—
Security #13	Q4 2010	Triple-C	—	—	—	—	—	—
Security #14	Q2 2011	Single-B	9	195	204	53	151	204
Totals			$146	$58	$204	$360	$(156)	$204

	June 30, 2012		Cumulative from Period of Initial Impairment Through June 30, 2012		June 30, 2012
	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	$15,058	$12,156	$10,271	$6,553	$8,438	$7,878
Security #2	15,911	15,219	12,389	6,992	9,822	9,383
Security #3	28,716	23,848	15,283	9,304	17,869	19,788
Security #4	10,800	10,089	7,890	4,577	6,776	6,893
Security #5	18,443	16,736	10,047	5,823	12,512	10,465
Security #6	15,882	14,488	10,567	5,426	9,347	9,915
Security #7	6,150	6,074	3,575	1,757	4,256	3,853
Security #8	8,816	8,794	4,968	2,271	6,097	5,610
Security #9	3,793	3,756	2,208	974	2,522	2,422
Security #10	7,207	6,785	3,331	997	4,451	4,153
Security #11	8,809	8,804	4,096	1,214	5,922	5,688
Security #12	4,747	4,665	1,820	560	3,405	2,918
Security #13	5,490	5,475	2,418	832	3,889	3,556
Security #14	18,928	18,701	5,942	1,494	14,253	14,253
Totals	$168,750	$155,590	$94,805	$48,774	$109,559	$106,775

For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2012, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2012 (dollars in thousands):

				Significant Inputs(2)
	Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of June 30, 2012	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of June 30, 2012(3)
Security #3	2006	Alt-A/Fixed Rate	$28,716	9.0%	41.8%	47.4%	3.8%
Security #14	2005	Alt-A/Fixed Rate	18,928	12.2%	20.4%	41.4%	7.2%
Total			$47,644
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

The following table presents a rollforward for the three and six months ended June 30, 2012 and 2011 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance of credit losses, beginning of period	$12,893	$7,954	$12,679	$6,576
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	21	—	21
Credit losses on securities for which an other-than-temporary impairment was previously recognized	146	2,323	360	3,701
Balance of credit losses, end of period	$13,039	$10,298	$13,039	$10,298
Because the Bank currently expects to recover the entire amortized cost basis of each of its other 30 non-agency RMBS holdings (including the 12 securities that were previously deemed to be other-than-temporarily impaired), and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these other non-agency RMBS to be other-than-temporarily impaired (or, in the case of the 12 previously impaired securities, further impaired) at June 30, 2012.
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2012 and December 31, 2011 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2012			December 31, 2011
Contractual Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$1,010	$1,010	$1,018	$—	$—	$—
Due after one year through five years	3,751	3,751	3,802	1,521	1,521	1,541
Due after five years through ten years	28,347	28,347	28,426	24,037	24,037	24,307
Due after ten years	8,940	8,940	8,804	19,784	19,784	19,493
	42,048	42,048	42,050	45,342	45,342	45,341
Mortgage-backed securities	5,461,462	5,415,431	5,480,055	6,429,697	6,378,268	6,437,061
Total	$5,503,510	$5,457,479	$5,522,105	$6,475,039	$6,423,610	$6,482,402

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $66,590,000 and $79,050,000 at June 30, 2012 and December 31, 2011, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$42,048	$45,342
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	618	693
Collateralized mortgage obligations
Fixed-rate	1,187	1,329
Variable-rate	5,459,657	6,427,675
	5,461,462	6,429,697
Total	$5,503,510	$6,475,039

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2011 or the six months ended June 30, 2012.

Note 5—Advances
     Redemption Terms. At both June 30, 2012 and December 31, 2011, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent, as summarized below (in thousands).

	June 30, 2012		December 31, 2011
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$5,964	—%	$9,835	—%

Due in one year or less	9,150,086	0.71	6,723,261	0.79
Due after one year through two years	2,124,968	1.51	3,014,405	2.02
Due after two years through three years	869,186	2.44	1,784,808	1.15
Due after three years through four years	558,300	2.60	794,166	2.90
Due after four years through five years	889,163	3.13	406,464	3.23
Due after five years	2,618,216	3.53	3,029,162	3.74
Amortizing advances	2,473,623	4.07	2,517,442	4.20
Total par value	18,689,506	1.89%	18,279,543	2.13%

Deferred prepayment fees	(21,983)		(24,713)
Commitment fees	(121)		(125)
Hedging adjustments	539,977		543,129

Total	$19,207,379		$18,797,834

The balances of overdrawn demand deposit accounts were fully collateralized at June 30, 2012 and December 31, 2011 and were repaid in early July 2012 and early January 2012, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2012 and December 31, 2011, the Bank had aggregate prepayable and callable advances totaling $130,022,000 and $143,017,000, respectively.
The following table summarizes advances at June 30, 2012 and December 31, 2011, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Overdrawn demand deposit accounts	$5,964	$9,835

Due in one year or less	9,155,086	6,788,295
Due after one year through two years	2,119,968	3,039,360
Due after two years through three years	869,186	1,797,856
Due after three years through four years	558,300	808,048
Due after four years through five years	889,163	424,374
Due after five years	2,618,216	2,894,333
Amortizing advances	2,473,623	2,517,442

Total par value	$18,689,506	$18,279,543

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2012 and December 31, 2011, the Bank had putable advances outstanding totaling $2,999,071,000 and $3,093,321,000, respectively.

The following table summarizes advances at June 30, 2012 and December 31, 2011, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2012	December 31, 2011
Overdrawn demand deposit accounts	$5,964	$9,835

Due in one year or less	11,630,557	9,502,332
Due after one year through two years	2,007,968	2,588,806
Due after two years through three years	776,786	1,774,407
Due after three years through four years	431,800	623,166
Due after four years through five years	579,163	353,964
Due after five years	783,645	909,591
Amortizing advances	2,473,623	2,517,442

Total par value	$18,689,506	$18,279,543
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Fixed-rate
Due in one year or less	$8,165,504	$6,706,765
Due after one year	8,456,038	9,472,601
Total fixed-rate	16,621,542	16,179,366
Variable-rate
Due in one year or less	1,023,964	47,177
Due after one year	1,044,000	2,053,000
Total variable-rate	2,067,964	2,100,177
Total par value	$18,689,506	$18,279,543

At June 30, 2012 and December 31, 2011, 43 percent and 46 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. Gross advance prepayment fees received from members/borrowers were $2,145,000 and $12,779,000 during the three months ended June 30, 2012 and 2011, respectively, and were $5,783,000 and $15,170,000 during the six months ended June 30, 2012 and 2011, respectively. During the three and six months ended June 30, 2012, the Bank deferred $128,000 and $432,000 of the gross advance prepayment fees. The Bank deferred $0 and $51,000 of the gross advance prepayment fees during the three and six months ended June 30, 2011, respectively.

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
During the six months ended June 30, 2012 and 2011, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2012 or December 31, 2011.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2012 and December 31, 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2012 and December 31, 2011, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at June 30, 2012 and December 31, 2011 (dollar amounts in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	June 30, 2012			December 31, 2011
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,236	$3,491	$4,727	$1,789	$3,978	$5,767
60-89 days delinquent	326	636	962	656	1,125	1,781
90 days or more delinquent	1,079	434	1,513	1,203	944	2,147
Total past due	2,641	4,561	7,202	3,648	6,047	9,695
Total current loans	67,667	64,871	132,538	78,902	73,179	152,081
Total mortgage loans	$70,308	$69,432	$139,740	$82,550	$79,226	$161,776

Other delinquency statistics:
In process of foreclosure(1)	$346	$221	$567	$354	$304	$658
Serious delinquency rate (2)	1.5%	0.6%	1.1%	1.5%	1.2%	1.3%
Past due 90 days or more and still accruing interest (3)	$—	$434	$434	$—	$944	$944
Non-accrual loans	$1,079	$—	$1,079	$1,203	$—	$1,203
Troubled debt restructurings	$99	$—	$99	$100	$—	$100
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
At June 30, 2012 and December 31, 2011, the Bank’s other assets included $168,000 and $211,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At June 30, 2012 and December 31, 2011, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $190,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at June 30, 2012. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$190	$225	$192	$225
Chargeoffs	—	(7)	(2)	(7)
Balance, end of period	$190	$218	$190	$218

	June 30, 2012	December 31, 2011
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$190	$192

Unpaid principal balance
Individually evaluated for impairment	$1,178	$1,203
Collectively evaluated for impairment	69,130	81,347
	$70,308	$82,550

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $685 billion and $692 billion at June 30, 2012 and December 31, 2011, respectively. The Bank was the primary obligor on $31.4 billion and $29.7 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2012 and December 31, 2011 (in thousands, at par value).

	June 30, 2012	December 31, 2011
Fixed-rate	$17,686,230	$16,267,810
Simple variable-rate	1,500,000	895,000
Step-up	2,572,000	2,554,500
Fixed that converts to variable	62,000	211,000
Step-down	50,000	—
Total par value	$21,870,230	$19,928,310

At June 30, 2012 and December 31, 2011, 88 percent and 85 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 47 percent and 100 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable-rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.

     Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2012 and December 31, 2011, by contractual maturity (in thousands):

	June 30, 2012		December 31, 2011
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,835,500	1.51%	$9,467,905	1.42%
Due after one year through two years	8,259,940	1.15	2,345,000	1.62
Due after two years through three years	2,828,790	1.43	4,211,650	1.48
Due after three years through four years	707,000	3.79	461,255	3.51
Due after four years through five years	375,000	1.23	702,000	3.19
Thereafter	2,864,000	2.50	2,740,500	2.78
Total par value	21,870,230	1.56%	19,928,310	1.75%

Premiums	111,911		37,189
Discounts	(7,366)		(8,225)
Hedging adjustments	74,532		112,782
Total	$22,049,307		$20,070,056

At June 30, 2012 and December 31, 2011, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2012	December 31, 2011
Non-callable bonds	$18,546,230	$13,061,555
Callable bonds	3,324,000	6,866,755
Total par value	$21,870,230	$19,928,310

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2012 and December 31, 2011, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Due in one year or less	$9,739,500	$15,343,405
Due after one year through two years	8,349,940	2,420,000
Due after two years through three years	2,753,790	996,650
Due after three years through four years	625,000	336,255
Due after four years through five years	—	430,000
Thereafter	402,000	402,000
Total par value	$21,870,230	$19,928,310

     Discount Notes. At June 30, 2012 and December 31, 2011, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2012	$9,507,659	$9,508,263	0.09%

December 31, 2011	$9,799,010	$9,800,000	0.06%

At December 31, 2011, 52 percent of the Bank’s consolidated obligation discount notes were swapped to a variable rate. None of the Bank's consolidated obligation discount notes were swapped at June 30, 2012.

Note 8—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$32,313	$41,044
AHP assessment	5,199	2,031
Grants funded, net of recaptured amounts	(7,028)	(6,715)
Balance, end of period	$30,484	$36,360

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
     Investments — The Bank has invested in agency and non-agency MBS, all of which are classified as held-to-maturity. The interest rate and prepayment risk associated with these investment securities is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some investment securities with either callable or non-callable consolidated obligations or interest rate exchange agreements, including caps and interest rate swaps.
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank enters into interest rate cap agreements. These derivatives are treated as economic hedges.
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
     Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2012 and December 31, 2011 (in thousands).

	June 30, 2012			December 31, 2011
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$7,092,450	$—	$576,042	$7,486,685	$71	$582,130
Available-for-sale securities	4,918,709	52	814,407	4,183,634	9	691,831
Consolidated obligation bonds	18,110,730	123,978	8,232	16,395,010	166,171	3,722
Interest rate caps related to advances	28,000	26	—	28,000	100	—
Total derivatives designated as hedging instruments under ASC 815	30,149,889	124,056	1,398,681	28,093,329	166,351	1,277,683
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	500	—	16	20,000	—	113
Consolidated obligation bonds	650,000	538	—	750,000	16	1,760
Consolidated obligation discount notes	—	—	—	5,047,380	1,188	490
Basis swaps	4,700,000	22,176	—	4,700,000	21,690	—
Intermediary transactions	92,758	7,177	6,975	92,758	6,104	5,900
Interest rate swaptions related to optional advance commitments	160,000	213	—	200,000	1,947	—
Interest rate caps
Held-to-maturity securities	3,900,000	952	—	3,900,000	3,753	—
Intermediary transactions	70,000	919	919	30,000	179	179
Total derivatives not designated as hedging instruments under ASC 815	9,573,258	31,975	7,910	14,740,138	34,877	8,442
Total derivatives before netting and collateral adjustments	$39,723,147	156,031	1,406,591	$42,833,467	201,228	1,286,125

Cash collateral and related accrued interest		(1,696)	(1,090,746)		(700)	(563,183)
Netting adjustments		(135,577)	(135,577)		(191,778)	(191,778)
Total collateral and netting adjustments(1)		(137,273)	(1,226,323)		(192,478)	(754,961)
Net derivative balances reported in statements of condition		$18,758	$180,268		$8,750	$531,164
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2012 and 2011 (in thousands).

	Gain (Loss) Recognized in Earnings for the Three Months Ended June 30,		Gain (Loss) Recognized in Earnings for the Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(1,696)	$(982)	$(2,317)	$(603)
Interest rate caps	(39)	(285)	(74)	(263)
Total net loss related to fair value hedge ineffectiveness	(1,735)	(1,267)	(2,391)	(866)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	2,918	1,435	5,866	3,103
Interest rate swaps
Advances	14	31	48	91
Consolidated obligation bonds	78	(716)	2,258	(1,825)
Consolidated obligation discount notes	(160)	—	784	(497)
Basis swaps	1,489	(1,946)	505	(5,855)
Intermediary transactions	1	2	(4)	97
Interest rate swaptions related to optional advance commitments	(1,234)	(4,822)	(1,734)	(3,720)
Interest rate caps
Held-to-maturity securities	(1,416)	(6,780)	(2,800)	(11,106)
Intermediary transactions	6	5	6	5
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	1,696	(12,791)	4,929	(19,707)
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(39)	$(14,058)	$2,538	$(20,573)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2012 and 2011 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income(Expense)(2)

Three Months Ended June 30, 2012
Advances	$(48,949)	$48,577	$(372)	$(43,334)
Available-for-sale securities	(118,600)	117,506	(1,094)	(17,639)
Consolidated obligation bonds	(13,472)	13,203	(269)	44,339
Total	$(181,021)	$179,286	$(1,735)	$(16,634)

Three Months Ended June 30, 2011
Advances	$(79,127)	$78,928	$(199)	$(54,815)
Consolidated obligation bonds	26,084	(27,152)	(1,068)	69,988
Total	$(53,043)	$51,776	$(1,267)	$15,173

Six Months Ended June 30, 2012
Advances	$(3,209)	$2,653	$(556)	$(88,138)
Available-for-sale securities	(95,947)	95,531	(416)	(33,957)
Consolidated obligation bonds	(38,663)	37,244	(1,419)	88,441
Total	$(137,819)	$135,428	$(2,391)	$(33,654)

Six Months Ended June 30, 2011
Advances	$(3,791)	$3,995	$204	$(111,993)
Consolidated obligation bonds	(37,874)	36,804	(1,070)	139,661
Total	$(41,665)	$40,799	$(866)	$27,668
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

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
The notional amount of its interest rate exchange agreements does not measure the Bank’s credit risk exposure, and the maximum credit exposure for the Bank is substantially less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. In determining its maximum credit exposure to a counterparty, the Bank, as permitted under master netting provisions of its interest rate exchange agreements, nets its obligations to the counterparty (i.e., derivative liabilities) against the counterparty’s obligations to the Bank (i.e., derivative assets). Maximum credit risk also considers the impact of cash collateral held or remitted by the Bank. As of June 30, 2012 and December 31, 2011, the Bank held as collateral cash balances of $1,696,000 and $700,000, respectively. The cash collateral held is reported in derivative assets/liabilities in the statements of condition.
At June 30, 2012 and December 31, 2011, the Bank’s maximum credit risk, as defined above, was approximately $15,241,000 and $2,400,000, respectively. At June 30, 2012, the Bank held securities totaling $1,399,000 as collateral against this exposure. In early July 2012 and early January 2012, excess cash collateral of $13,441,000 and $2,100,000, respectively, was returned to the Bank pursuant to counterparty credit arrangements. In addition, at June 30, 2012, the Bank had pledged available-for-sale securities with an aggregate fair value of $182,881,000 to secure an aggregate outstanding exposure of $178,070,000 that two of its derivative counterparties had to the Bank. At December 31, 2011, the Bank had pledged available-for-sale securities with an aggregate fair value of $512,474,000 to secure an aggregate outstanding exposure of $517,254,000 that three of its derivative counterparties had to the Bank.

The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At June 30, 2012 and December 31, 2011, the net market value of the Bank’s derivatives with its members totaled $6,258,000 and $5,924,000, respectively.

Note 10—Capital
At all times during the six months ended June 30, 2012, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$399,901	$1,748,455	$343,583	$1,765,430
Total capital	$1,389,159	$1,748,455	$1,350,799	$1,765,430
Total capital-to-assets ratio	4.00%	5.03%	4.00%	5.23%
Leverage capital	$1,736,449	$2,622,683	$1,688,498	$2,648,145
Leverage capital-to-assets ratio	5.00%	7.55%	5.00%	7.84%

Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Effective April 20, 2012, the membership investment requirement was reduced from 0.05 percent of each member's total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $10,000,000, to 0.04 percent percent of each member's total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.
The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 31, 2012, April 30, 2012 and July 31, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105.0 percent, 102.5 percent and 102.5 percent, respectively, of the member’s minimum investment requirement. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred on April 30, 2012 and July 31, 2012, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. On January 31, 2012, April 30, 2012 and July 31, 2012, the Bank repurchased surplus stock totaling $107,357,000, $189,907,000 and $139,178,000, respectively, of which $0, $197,000 and $0, respectively, was classified as mandatorily redeemable capital stock at those dates.

Note 11—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$4	$3	$8	$7
Interest cost	23	28	45	56
Amortization of prior service credit	(9)	(9)	(18)	(18)
Amortization of net actuarial gain	(9)	(6)	(17)	(12)
Net periodic benefit cost	$9	$16	$18	$33

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of June 30, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of June 30, 2012, four vendor prices were received for the vast majority of the Bank’s available-for-sale securities and held-to-maturity MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Commitments. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at June 30, 2012 or December 31, 2011.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2012, as well as the level within the fair value hierarchy in which the measurements are classified (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$1,447,776	$1,447,776	$1,447,776	$—		$—		$—
Interest-bearing deposits	308	308	—	308		—		—
Security purchased under agreement to resell	1,000,000	1,000,000	—	1,000,000		—		—
Federal funds sold	1,573,000	1,573,000	—	1,573,000		—		—
Trading securities (1)	6,976	6,976	6,976	—		—		—
Available-for-sale securities (1)	5,767,745	5,767,745	—	5,767,745		—		—
Held-to-maturity securities	5,457,479	5,522,105	—	5,317,782	(2)	204,323	(3)	—
Advances	19,207,379	19,409,508	—	19,409,508		—		—
Mortgage loans held for portfolio, net	140,443	155,796	—	155,796		—		—
Accrued interest receivable	74,974	74,974	—	74,974		—		—
Derivative assets (1)	18,758	18,758	—	156,031		—		(137,273)

Liabilities:
Deposits	1,145,335	1,145,331	—	1,145,331		—		—
Consolidated obligations:
Discount notes	9,507,659	9,507,644	—	9,507,644		—		—
Bonds	22,049,307	22,231,526	—	22,231,526		—		—
Mandatorily redeemable capital stock	4,890	4,890	4,890	—		—		—
Accrued interest payable	66,579	66,579	—	66,579		—		—
Derivative liabilities (1)	180,268	180,268	—	1,406,591		—		(1,226,323)
Optional advance commitments (other liabilities) (1)	133	133	—	133		—		—

___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of June 30, 2012.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed MBS and GSE MBS.

(3)
Consists of the Bank's holdings of non-agency RMBS. During the three and six months ended June 30, 2012, the Bank recorded a total other-than-temporary impairment loss on one of its non-agency RMBS holdings. At June 30, 2012, this security had an unpaid principal balance and estimated fair value of $18,928,000 and $14,253,000, respectively. Four third-party vendor prices were received for this security and the average of the four prices was used to determine the final fair value measurement.

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

As of June 30, 2012 and December 31, 2011, the Bank had entered into optional advance commitments with par values totaling $160,000,000 and $200,000,000, respectively, excluding commitments to fund CIP and EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Unrealized gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments are reported in other liabilities in the statements of condition. At June 30, 2012 and December 31, 2011, other liabilities included items with an aggregate carrying value of $45,545,000 and $28,235,000, respectively, that were not eligible for the fair value option.

Note 13—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At June 30, 2012, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $654 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
Other commitments and contingencies. At June 30, 2012 and December 31, 2011, the Bank had commitments to make additional advances totaling approximately $188,959,000 and $219,105,000, respectively. In addition, outstanding standby letters of credit totaled $2,944,010,000 and $3,321,123,000 at June 30, 2012 and December 31, 2011, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 6).
At June 30, 2012 and December 31, 2011, the Bank had commitments to issue $160,000,000 and $70,000,000, respectively, of consolidated obligation bonds, all of which were hedged with associated interest rate swaps.
The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of June 30, 2012 and December 31, 2011, the Bank had pledged cash collateral of $1,090,602,000 and $563,148,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, at June 30, 2012 and December 31, 2011, the Bank had pledged available-for-sale securities with aggregate fair values of $182,881,000 and $512,474,000, respectively, as collateral to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. At June 30, 2012 and December 31, 2011, the credit risk exposure that the Bank's derivative counterparties had to the Bank related to interest rate exchange agreements (before consideration of pledged collateral) totaled $1,254,738,000 and $1,088,998,000, respectively.
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

Note 15 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the six months ended June 30, 2012 and 2011, interest income from loans to other FHLBanks totaled $744 and $1,000, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2012 and 2011 (in thousands).

	Six Months Ended June 30,
	2012	2011
Balance at January 1,	$35,000	$—
Loans made to:
FHLBank of San Francisco	200,000	200,000
FHLBank of Atlanta	—	6,000
Collections from:
FHLBank of Topeka	(35,000)	—
FHLBank of San Francisco	(200,000)	(200,000)
FHLBank of Atlanta	—	(6,000)
Balance at June 30,	$—	$—
During the six months ended June 30, 2012 and 2011, interest expense on borrowings from other FHLBanks totaled $611 and $278, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2012 and 2011 (in thousands).

	Six Months Ended June 30,
	2012	2011
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	160,000	—
FHLBank of Indianapolis	—	50,000
FHLBank of Topeka	40,000	—
Repayments to:
FHLBank of San Francisco	(160,000)	—
FHLBank of Indianapolis	—	(50,000)
FHLBank of Topeka	(40,000)	—
Balance at June 30,	$—	$—

The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any other debt from other FHLBanks during the six months ended June 30, 2012 or 2011.
Occasionally, the Bank transfers debt to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. During the three months ended June 30, 2011, the Bank transferred a consolidated obligation with a par amount of $15,000,000 to the FHLBank of San Francisco. A gain of $32,000 was recognized on the transfer. The Bank did not transfer any other debt to other FHLBanks during the six months ended June 30, 2012 or 2011.

Note 16 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the six months months ended June 30, 2012 and 2011 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Other comprehensive income (loss)	(4,526)	5,398	(35)	837
Balance at June 30, 2012	$671	$(46,031)	$582	$(44,778)

Balance at January 1, 2011	$—	$(63,263)	$561	$(62,702)
Other comprehensive income (loss)	—	7,037	(30)	7,007
Balance at June 30, 2011	$—	$(56,226)	$531	$(55,695)
_____________________________
(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of June 30, 2012, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, each of the FHLBanks was rated AA+/A-1+ by S&P. On July 31, 2012, S&P corrected its long-term issuer credit rating on the FHLBank of Seattle by lowering it to AA from AA+. The outlook on each of the NRSRO’s long-term ratings of the individual FHLBanks is negative, consistent with each of the NRSRO's negative outlook on the long-term rating of the U.S. government.
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
The Bank defines “adjusted earnings” as net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest settlements) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s adjusted earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank, and a relatively larger portion of its net interest income is derived from the investment of its capital. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets or assets with short repricing intervals, and its adjusted earnings and returns on capital stock (based on adjusted earnings) generally tend to track short-term interest rates.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2012 and December 31, 2011.

MEMBERSHIP SUMMARY
	June 30, 2012	December 31, 2011
Commercial banks	718	724
Thrifts	76	78
Credit unions	88	84
Insurance companies	24	24
Community Development Financial Institutions	2	—
Total members	908	910
Housing associates	7	8
Non-member borrowers	9	9
Total	924	927
Community Financial Institutions (“CFIs”) (1)	735	747
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of June 30, 2012 and December 31, 2011 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2012, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2011, 2010 and 2009 of less than $1.076 billion. For 2011, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2010, 2009 and 2008 of less than $1.041 billion.
Financial Market Conditions
Economic conditions in the United States continued to show signs of improvement during the first half of 2012. The gross domestic product increased at an annual rate of 1.5 percent during the second quarter of 2012, as compared to an annual rate of 2.0 percent during the first quarter of 2012 and an annual rate of 4.1 percent during the fourth quarter of 2011. The nationwide unemployment rate fell from 8.5 percent at the end of 2011 to 8.2 percent at both March 31, 2012 and June 30, 2012. While housing prices improved in several areas, many housing markets remain depressed. Despite some signs of economic improvement during the first half of the year, the sustainability and extent of those improvements, and the prospects for and potential timing of further improvements remain uncertain. In addition, continued concerns about the financial conditions of many of the European governments and the possibility of a European recession could negatively impact the U.S. economy.
Credit market conditions remained relatively stable during the first six months of 2012. Concerns over the sovereign debt crisis in Europe continued to result in high demand for high-quality debt, including FHLBank consolidated obligations.
In June 2012, the Federal Reserve announced that it would continue through the end of the year a program designed to extend the average maturity of its holdings of securities by purchasing longer-dated assets and selling shorter-dated assets. Under this maturity extension program, the Federal Reserve will continue to sell or redeem U.S. Treasury securities with maturities of approximately 3 years or less and replace them with U.S. Treasury securities with maturities of 6 to 30 years. The Federal Reserve also announced that it would maintain its existing policy of reinvesting the principal payments from its holdings of agency debt and agency mortgage-backed securities ("MBS") in agency MBS rather than U.S. Treasury securities and would suspend, for the duration of the maturity extension program, rolling over maturing treasury securities into new issues at auction.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first six months of 2012. The Federal Reserve stated at its June 2012 FOMC meeting that it currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. From 2009 through the second quarter of 2012, the Federal Reserve has paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. During this period, a significant and sustained increase in bank reserves combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range.

One- and three-month LIBOR rates decreased slightly during the first half of 2012, with one- and three-month LIBOR ending the quarter at 0.25 percent and 0.46 percent, respectively, as compared to 0.30 percent and 0.58 percent, respectively, at the end of 2011. The following table presents information on various market interest rates at June 30, 2012 and December 31, 2011 and various average market interest rates for the three- and six-month periods ended June 30, 2012 and 2011.

	Ending Rate		Average Rate		Average Rate
	June 30, 2012	December 31, 2011	Second Quarter 2012	Second Quarter 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective
Federal Funds Rate (2)	0.09%	0.04%	0.15%	0.09%	0.13%	0.12%
1-month LIBOR (1)	0.25%	0.30%	0.24%	0.20%	0.25%	0.23%
3-month LIBOR (1)	0.46%	0.58%	0.47%	0.26%	0.49%	0.29%
2-year LIBOR (1)	0.55%	0.73%	0.59%	0.75%	0.59%	0.82%
5-year LIBOR (1)	0.97%	1.22%	1.08%	2.07%	1.13%	2.20%
10-year LIBOR (1)	1.78%	2.03%	1.95%	3.29%	2.03%	3.41%
3-month U.S. Treasury (1)	0.09%	0.02%	0.09%	0.05%	0.08%	0.09%
2-year U.S. Treasury (1)	0.33%	0.25%	0.29%	0.56%	0.29%	0.63%
5-year U.S. Treasury (1)	0.72%	0.83%	0.79%	1.85%	0.84%	1.99%
10-year U.S. Treasury (1)	1.67%	1.89%	1.83%	3.20%	1.93%	3.33%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2012 Summary

•
The Bank ended the second quarter of 2012 with total assets of $34.7 billion compared with $33.8 billion at the end of 2011. The $0.9 billion increase in total assets during the six-month period was attributable primarily to a $0.8 billion increase in the Bank's long-term available-for-sale securities portfolio, a $0.7 billion increase in the Bank's short-term liquidity portfolio and a $0.4 billion increase in advances, partially offset by a $1.0 billion decrease in the Bank's long-term held-to-maturity securities portfolio.

•
Total advances at June 30, 2012 were $19.2 billion, a slight increase from $18.8 billion at the end of 2011. The Bank's lending activities remained subdued during the first half of 2012 due largely to continued high liquidity levels and weak demand for loans at member institutions.

•
The Bank’s net income for the three and six months ended June 30, 2012 was $22.5 million and $46.8 million, respectively, including net interest income of $40.6 million and $81.2 million, respectively, and $(0.04) million and $2.54 million in net gains (losses) on derivatives and hedging activities, respectively. The Bank’s net interest income excludes net interest settlements associated with economic hedge derivatives, which also contributed to the Bank’s overall income before assessments of $25.0 million and $52.0 million for the three and six months ended June 30, 2012, respectively. Had the interest income on economic hedge derivatives been included in net interest income, the Bank's net interest income would have been higher (and its net gains/losses on derivatives and hedging activities would have been negatively impacted) by $2.9 million and $5.9 million for the three and six months ended June 30, 2012, respectively.

•
For the three and six months ended June 30, 2012, the $(0.04) million and $2.5 million, respectively, in net gains (losses) on derivatives and hedging activities included $2.9 million and $5.9 million, respectively, of net interest income on interest rate swaps accounted for as economic hedge derivatives, $1.2 million and $1.0 million, respectively, of net losses on economic hedge derivatives (excluding net interest settlements) and net ineffectiveness-related losses on fair value hedges of $1.7 million and $2.4 million, respectively.

•
The Bank held $5.6 billion (notional) of interest rate swaps and swaptions recorded as economic hedge derivatives with a net positive fair value of $21.6 million (excluding accrued interest) at June 30, 2012. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors including the relative level and volatility of future interest rates. In addition, as of June 30, 2012, the Bank held $3.9 billion (notional) of stand-alone interest rate cap agreements with a fair value of $1.0 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its collateralized mortgage obligation (“CMO”) LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

•
Unrealized losses on the Bank’s holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $70.4 million (26 percent of amortized cost) at June 30, 2012, as compared to $83.1 million (27 percent of amortized cost) at December 31, 2011. Based on its quarter-end analysis of the 32 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

•
The Bank’s operating results for the three and six months ended June 30, 2012 included credit-related other-than-temporary impairment charges of $0.1 million and $0.4 million, respectively, on two of its investments in non-agency RMBS. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS deteriorates beyond management's current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency RMBS.

•
At all times during the first six months of 2012, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $539.1 million at June 30, 2012 from $494.7 million at December 31, 2011.

•
During the first six months of 2012, the Bank paid dividends totaling $2.3 million; the Bank’s first and second quarter dividends were paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

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

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2012		2011
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$19,207,379	$18,171,626	$18,797,834	$18,648,722	$19,684,428
Investments (1)	13,805,508	13,461,626	13,537,564	11,250,626	9,285,616
Mortgage loans	140,633	152,182	162,837	173,587	184,126
Allowance for credit losses on mortgage loans	190	190	192	209	218
Total assets	34,728,987	34,190,186	33,769,967	31,427,316	31,387,759
Consolidated obligations — discount notes	9,507,659	8,564,746	9,799,010	7,977,769	2,849,954
Consolidated obligations — bonds	22,049,307	21,570,440	20,070,056	19,423,747	25,124,418
Total consolidated obligations(2)	31,556,966	30,135,186	29,869,066	27,401,516	27,974,372
Mandatorily redeemable capital stock(3)	4,890	4,873	14,980	7,604	17,176
Capital stock — putable	1,204,441	1,245,409	1,255,793	1,243,943	1,284,559
Unrestricted retained earnings	523,851	506,992	488,739	475,700	467,503
Restricted retained earnings	15,273	10,771	5,918	2,360	—
Retained earnings	539,124	517,763	494,657	478,060	467,503
Accumulated other comprehensive loss	(44,778)	(39,577)	(45,615)	(58,222)	(55,695)
Total capital	1,698,787	1,723,595	1,704,835	1,663,781	1,696,367
Dividends paid(3)	1,146	1,162	1,194	1,241	1,393
Income statement (for the quarter)
Net interest income (4)	$40,557	$40,646	$37,584	$34,871	$37,403
Other income (loss)	2,650	5,429	1,133	(2,595)	(9,188)
Other expense	18,198	19,110	18,948	19,166	19,148
Assessments (5)	2,502	2,697	1,978	1,312	2,359
Net income	22,507	24,268	17,791	11,798	6,708
Performance ratios
Net interest margin(6)	0.46%	0.48%	0.46%	0.43%	0.47%
Return on average assets	0.26	0.28	0.21	0.14	0.08
Return on average equity	5.38	5.79	4.24	2.78	1.54
Return on average capital stock (7)	7.66	7.96	5.74	3.70	2.02
Total average equity to average assets	4.81	4.91	5.03	5.18	5.47
Regulatory capital ratio(8)	5.03	5.17	5.23	5.50	5.64
Dividend payout ratio (3)(9)	5.09	4.79	6.71	10.52	20.77
Average effective federal funds rate(10)	0.15%	0.10%	0.08%	0.08%	0.09%
_____________________________

(1)
Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $685 billion, $658 billion, $692 billion, $697 billion, and $727 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $31 billion, $30 billion, $30 billion, $27 billion, and $28 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $7 thousand, $11 thousand, $12 thousand, $16 thousand, and $18 thousand for the quarters ended June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $2.9 million, $2.9 million, $2.2 million, $1.3 million, and $1.4 million for the quarters ended June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.

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

Legislative and Regulatory Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act makes significant changes to a number of aspects of the regulation of financial institutions. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the Bank's business operations, hedging costs, rights, obligations, and/or the environment in which it carries out its housing finance mission are likely to be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have a significant impact on the Bank are summarized in the Bank's 2011 10-K (see “Business - Legislative and Regulatory Developments” beginning on page 17 of that report). The more significant regulatory activities relating to the Dodd-Frank Act that have occurred since the Bank's 2011 10-K was filed are summarized below and should be read in conjunction with the summary included in that report. Because the Dodd-Frank Act requires the issuance of numerous regulations, orders, determinations and reports, the full effect of this legislation on the Bank and its activities will become known only after the required regulations, orders, determinations and reports have been issued and implemented.
On April 11, 2012, the Financial Stability Oversight Council (the “Oversight Council”) issued a final rule and accompanying guidance regarding the standards and procedures that it will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and in so doing subject that company to certain heightened prudential standards. The guidance issued with the final rule, which became effective on May 11, 2012, provides that the Oversight Council generally expects in making its determinations to follow a process consisting of: (1) a first stage that will identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and which exceed any one of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding; (2) a second stage that will involve an analysis of the potential threat that the subject nonbank financial company could pose to the financial stability of the United States based on additional quantitative and qualitative factors that are industry and company specific; and (3) a third stage that will involve an analysis of the subject nonbank financial company using information collected directly from the company. It is not clear whether the quantitative thresholds will be applied to each FHLBank individually or to all 12 FHLBanks collectively. At June 30, 2012, the Bank's total assets approximated $35 billion while the 12 FHLBanks had total assets aggregating $760 billion. At that same date, the Bank's outstanding consolidated obligations and the outstanding consolidated obligations of the 12 FHLBanks totaled $31 billion and $685 billion, respectively.
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
Based upon final rules and accompanying interpretive guidance that were issued jointly by the CFTC and the SEC on July 10, 2012, the call and put features embedded in some of the Bank's advances will not be treated as “swaps” provided the features relate solely to interest rates and do not result in enhanced or inverse performance or other risks unrelated to interest rates. Accordingly, the Bank's ability to offer these types of advances to members should not be affected by the new derivatives regulation.
As a result of new statutory and regulatory requirements imposed by the Dodd-Frank Act, certain of the Bank's derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Cleared trades will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members.
On July 10, 2012, the CFTC finalized an end-user exception to mandatory clearing. While the end-user exception will not apply to the derivative transactions that the Bank enters into to hedge and manage its interest rate risk, it will apply to any intermediated derivative transactions that the Bank enters into with its members as long as the member has $10 billion or less in assets, the derivatives are used to hedge or mitigate the member's commercial risk, and the Bank (or the member) complies with the rule's additional reporting requirements. As a result, any such intermediated derivative transactions will not be subject to mandatory clearing, although such derivatives will be subject to applicable requirements for uncleared trades.
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
Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on the Bank's derivative transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new recordkeeping and reporting requirements, are based on the effectiveness of the final rules jointly issued by the CFTC and the SEC further defining the term “swap.” Such final rules were issued on July 10, 2012 but have not yet been published in the Federal Register and such rules will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate derivatives is based on the effectiveness of the CFTC's eligibility determinations. The eligibility determinations for interest rate swaps were set forth in a notice of proposed rulemaking that was published in the Federal Register on August 7, 2012. The CFTC is expected to finalize these determinations within 90 days after August 7, 2012, and the Bank will have to clear eligible interest rate derivatives within 180 days thereafter. Currently, it is expected that the Bank will have to comply with the mandatory clearing requirements and the new regulatory requirements for uncleared trades beginning in the second quarter of 2013.
Finance Agency Actions
On June 8, 2012, the Finance Agency issued a final rule, as required by the Housing and Economic Recovery Act of 2008, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. Under the rule, which became effective on August 7, 2012, a FHLBank that fails to meet a prudential standard is required to file a corrective action plan with the Finance Agency within 30 calendar days of being notified by the Finance Agency of the need to file such a plan, unless the Finance Agency notifies the FHLBank that the plan must be filed within a different time period. If an acceptable corrective action plan is not submitted by the deadline or the terms of such plan are not complied with in any material respect, the Director of the Finance Agency can impose sanctions on the FHLBank, such as limits on its asset growth, increases in the level of its retained earnings, and prohibitions on its dividends or the redemption or repurchase of its capital stock.

Other Developments
In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Institutions that are subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses.
On June 7, 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC (the “Agencies”) concurrently published three joint notices of proposed rulemaking (the “NPRs”) seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework.
These revisions would, among other things:

•	implement the Basel Committee's capital standards related to minimum requirements, regulatory capital and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the approach by which large banks determine their capital adequacy.
The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking.
If the new NPRs are adopted as proposed and depending upon the liquidity framework expected to be proposed by the Agencies, some of the Bank's members could be required to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby potentially decreasing their need for advances. Alternatively, the new framework could provide an incentive to members to use term advances to create balance sheet liquidity. Any new liquidity requirements may also adversely affect investor demand for consolidated obligations.

Financial Condition
The following table provides selected period-end balances as of June 30, 2012 and December 31, 2011, as well as selected average balances for the six-month period ended June 30, 2012 and the year ended December 31, 2011. As shown in the table, the Bank’s total assets increased by 2.8 percent (or $1.0 billion) between December 31, 2011 and June 30, 2012, due primarily to increases of $0.4 billion, $0.8 billion and $0.7 billion in advances, available-for-sale securities and its short-term liquidity holdings, respectively, offset by a decline of $1.0 billion in held-to-maturity securities. As the Bank’s assets increased, the funding for those assets also increased. During the six months ended June 30, 2012, total consolidated obligations increased by $1.7 billion as consolidated obligation bonds increased by $2.0 billion and consolidated obligation discount notes decreased by $0.3 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2012
		Increase (Decrease)		Balance at December 31, 2011
	Balance	Amount	Percentage
Advances	$19,207	$409	2.2%	$18,798
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,410	280	24.8%	1,130
Securities purchased under agreements to resell	1,000	500	100.0%	500
Federal funds sold	1,573	(72)	(4.4)%	1,645
Loan to other FHLBank	—	(35)	(100.0)%	35
Long-term investments
Available-for-sale securities	5,768	840	17.0%	4,928
Held-to-maturity securities	5,457	(967)	(15.1)%	6,424
Mortgage loans, net	140	(23)	(14.1)%	163
Total assets	34,729	959	2.8%	33,770
Consolidated obligations — bonds	22,049	1,979	9.9%	20,070
Consolidated obligations — discount notes	9,508	(291)	(3.0)%	9,799
Total consolidated obligations	31,557	1,688	5.7%	29,869
Mandatorily redeemable capital stock	5	(10)	(66.7)%	15
Capital stock	1,204	(52)	(4.1)%	1,256
Retained earnings	539	44	8.9%	495
Average total assets	34,655	1,259	3.8%	33,396
Average capital stock	1,204	(128)	(9.6)%	1,332
Average mandatorily redeemable capital stock	6	(8)	(57.1)%	14
_____________________________

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's lending activities remained subdued during the first half of 2012. The Bank believes that the low demand for advances was due largely to members’ continued high liquidity levels, which are primarily the result of high deposit levels, and subdued lending activity due to weak economic conditions. The following table presents advances outstanding, by type of institution, as of June 30, 2012 and December 31, 2011.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial banks	$14,348	77%	$13,092	72%
Thrift institutions	2,586	14	3,486	19
Credit unions	1,191	6	1,162	6
Insurance companies	445	2	353	2
Total member advances	18,570	99	18,093	99
Housing associates	77	1	107	1
Non-member borrowers	43	—	79	—
Total par value of advances	$18,690	100%	$18,279	100%
Total par value of advances outstanding to CFIs (1)	$5,896	32%	$6,044	33%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of June 30, 2012 and December 31, 2011 based upon the definitions of CFIs that applied as of those dates.

At June 30, 2012, advances outstanding to the Bank’s five largest borrowers totaled $5.6 billion, representing 30.2 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2011 totaled $5.4 billion, representing 29.8 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2012.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2012
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,000	10.7%
Texas Capital Bank, N.A.	1,300	7.0
ViewPoint Bank, N.A.	879	4.7
Beal Bank USA	860	4.6
Southside Bank	608	3.2
	$5,647	30.2%

The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2012 and December 31, 2011.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2012		December 31, 2011
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate	$14,148	75.7%	$13,662	74.7%
Adjustable/variable rate indexed	2,068	11.1	2,100	11.5
Amortizing	2,474	13.2	2,517	13.8
Total par value	$18,690	100.0%	$18,279	100.0%

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
Short-Term Liquidity Portfolio
At June 30, 2012, the Bank’s short-term liquidity portfolio was comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, a $1.0 billion overnight reverse repurchase agreement and $1.4 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. All of the Bank's federal funds sold during the six months ended June 30, 2012 were transacted with domestic bank counterparties on an overnight basis. At December 31, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, $1.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, a $0.5 billion overnight reverse repurchase agreement and $35 million of overnight federal funds sold to another FHLBank. As of June 30, 2012, the Bank’s overnight federal funds sold consisted of $0.5 billion sold to counterparties rated double-A, $0.6 billion sold to counterparties rated single-A and $0.5 billion sold to counterparties rated triple-B. The security purchased under an agreement to resell was purchased from a counterparty rated single-A. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2012 and December 31, 2011 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions of dollars)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
June 30, 2012	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$42	$56	$98	$42
Government-sponsored enterprises	—	5,254	5,254	—
Other	—	458	458	—
Total debentures	42	5,768	5,810	42

MBS portfolio
U.S. government-guaranteed obligations	15	—	15	15
Government-sponsored enterprises	5,172	—	5,172	5,261
Non-agency RMBS	228	—	228	204
Total MBS	5,415	—	5,415	5,480
Total long-term investments	$5,457	$5,768	$11,225	$5,522

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2011	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$45	$55	$100	$45
Government-sponsored enterprises	—	4,648	4,648	—
Other	—	225	225	—
Total debentures	45	4,928	4,973	45

MBS portfolio
U.S. government-guaranteed obligations	17	—	17	17
Government-sponsored enterprises	6,109	—	6,109	6,199
Non-agency RMBS	252	—	252	221
Total MBS	6,378	—	6,378	6,437
Total long-term investments	$6,423	$4,928	$11,351	$6,482

As of June 30, 2012, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P; the other debentures were not rated by Fitch.
During the six months ended June 30, 2012, the Bank acquired $800 million (based on trade date) of GSE and other highly-rated debentures, all of which were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank did not sell any long-term investments during the six months ended June 30, 2012. During this same six-month period, the proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $1.0 billion.
The Bank is currently precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock — putable, mandatorily redeemable capital stock and retained earnings). At June 30, 2012, the Bank held $5.5 billion (amortized cost) of MBS, which represented 312 percent of its total regulatory capital as of that date. The Bank is not required to sell any previously purchased mortgage securities as it was in compliance with the applicable limit at the time of purchase. The Bank does not currently anticipate that it will have the capacity to purchase additional MBS until the fourth quarter of 2012. In addition, the Bank currently has capacity under applicable policies and regulations to purchase certain other types of highly rated long-term investments similar to those it acquired during the six months ended June 30, 2012. In July 2012, the Bank purchased $7.1 million of additional long-term GSE debentures; these investments were hedged with fixed-for-floating interest rate swaps and classified as available-for-sale. The Bank does not currently expect to purchase any additional debentures during the remainder of 2012.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of June 30, 2012 and December 31, 2011.
UNPAID PRINCIPAL BALANCE OF MBS BY COUPON TYPE
(in millions of dollars)

	June 30, 2012			December 31, 2011
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
U.S. government-guaranteed obligations	$—	$15	$15	$—	$17	$17
Government-sponsored enterprises	2	5,236	5,238	2	6,186	6,188
Non-agency RMBS
Prime(1)	—	229	229	—	253	253
Alt-A(1)	—	59	59	—	64	64
Total MBS	$2	$5,539	$5,541	$2	$6,520	$6,522
_____________________________
(1)   Reflects the label assigned to the securities by the originator at the time of issuance.
Gross unrealized losses on the Bank’s MBS investments decreased from $85.8 million at December 31, 2011 to $71.0 million at June 30, 2012. As of June 30, 2012, $70.4 million (or 99 percent) of the unrealized losses related to the Bank’s holdings of non-agency RMBS.
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
The deterioration in the U.S. housing markets since 2007, as reflected by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2012 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2012. The credit ratings presented in the following table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Triple-A	8	$42,403	$42,408	$42,408	$40,159	$2,249
Double-A	1	47	47	47	47	—
Triple-B	1	4,025	4,027	4,027	3,752	275
Single-B	10	85,494	85,153	77,652	61,212	23,941
Triple-C	11	127,169	119,216	86,665	79,365	39,851
Single-C	1	28,716	23,848	17,869	19,788	4,060
Total	32	$287,854	$274,699	$228,668	$204,323	$70,376

As of June 30, 2012, one security rated triple-A, five securities rated single-B and two securities rated triple-C in the table above were on negative watch. At that date, these securities had amortized costs of $1.5 million, $40.3 million and $24.8 million, respectively, and estimated fair values of $1.4 million, $29.8 million and $18.5 million, respectively. During the period from July 1, 2012 through July 31, 2012, one security rated single-B in the table above was downgraded to triple-C by one of the NRSROs; at June 30, 2012 this security had an amortized cost and estimated fair value of $18.7 million and $14.3 million, respectively. No additional securities were placed on negative watch during the period from July 1, 2012 through July 31, 2012.
At June 30, 2012, the Bank’s portfolio of non-agency RMBS was comprised of 13 securities with an aggregate unpaid principal balance of $95 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $193 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2011, the Bank’s non-agency RMBS portfolio was comprised of 15 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $114 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $203 million. Two of the Bank’s unimpaired non-agency RMBS were paid in full during the six months ended June 30, 2012. The following table provides a summary of the Bank’s non-agency RMBS as of June 30, 2012 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any MBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency(1)(2)	Current Weighted Average (1)(3)	Original Weighted Average(1)	Minimum Current(4)
Prime(5)
Fixed rate collateral
2006	1	$29	$24	$20	$4	17.32%	3.81%	8.89%	3.81%
2004	1	—	—	—	—	8.51%	95.58%	5.82%	95.58%
2003	7	41	41	39	2	1.76%	7.32%	3.95%	5.57%
Total fixed rate prime collateral	9	70	65	59	6	8.18%	5.94%	5.99%	3.81%
Option ARM collateral
2005	15	148	145	100	45	29.18%	41.93%	43.09%	20.02%
2004	2	11	11	7	4	27.00%	28.53%	29.88%	27.29%
Total option ARM prime collateral	17	159	156	107	49	29.03%	41.01%	42.18%	20.02%
Total prime collateral	26	229	221	166	55	22.68%	30.34%	31.17%	3.81%
Alt-A(5)
Fixed rate collateral
2005	1	19	19	14	5	14.19%	7.16%	6.84%	7.16%
2004	1	1	1	1	—	13.94%	62.14%	6.85%	62.14%
2002	2	5	5	5	—	6.62%	19.67%	4.53%	16.57%
Total fixed rate Alt-A collateral	4	25	25	20	5	12.53%	11.97%	6.34%	7.16%
Option ARM collateral
2005	2	34	29	18	11	49.16%	32.27%	39.47%	27.09%
Total Alt-A collateral	6	59	54	38	16	33.36%	23.51%	25.18%	7.16%
Total non-agency RMBS	32	$288	$275	$204	$71	24.87%	28.94%	29.94%	3.81%

Total fixed rate collateral	13	$95	$90	$79	$11	9.34%	7.55%	6.08%	3.81%
Total option ARM collateral	19	193	185	125	60	32.53%	39.49%	41.71%	20.02%
Total non-agency RMBS	32	$288	$275	$204	$71	24.87%	28.94%	29.94%	3.81%
_____________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2012, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 8.88 percent.

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
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2011 is provided in the Bank’s 2011 10-K. There were no material changes in these concentrations during the six months ended June 30, 2012.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2012 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of June 30, 2012 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at June 30, 2012	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2004	$47	19.82%	19.82%	19.82%	7.91%	7.91%	7.91%	25.07%	25.07%	25.07%
2003	40,900	31.33%	24.74%	36.18%	0.84%	—%	4.27%	18.96%	—%	59.65%
Total prime collateral	40,947	31.31%	19.82%	36.18%	0.85%	—%	7.91%	18.97%	—%	59.65%
Alt-A(1)
2006	28,716	8.98%	8.98%	8.98%	41.77%	41.77%	41.77%	47.43%	47.43%	47.43%
2005	200,799	4.62%	2.96%	12.17%	51.41%	20.42%	71.44%	39.71%	30.13%	50.04%
2004	11,863	4.72%	3.47%	11.36%	48.27%	26.24%	50.87%	39.27%	37.82%	40.29%
2002	5,529	15.59%	15.12%	15.76%	5.46%	2.28%	13.95%	24.73%	20.13%	37.05%
Total Alt-A collateral	246,907	5.38%	2.96%	15.76%	49.11%	2.28%	71.44%	40.25%	20.13%	50.04%
Total non-agency RMBS	$287,854	9.07%	2.96%	36.18%	42.25%	—%	71.44%	37.23%	—%	59.65%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of June 30, 2012 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 11.0 percent over the 3- to 9-month period beginning April 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, which are flatter than those used in the base case scenario, home prices were projected to increase as set forth in the table below.

Months	Range of Annualized Rates
1 - 6	0.0% - 1.9%
7 - 18	0.0% - 2.0%
19 - 24	0.7% - 2.7%
25 - 30	1.3% - 2.7%
31 - 42	1.3% - 3.4%
43 - 66	1.3% - 4.0%
Thereafter	1.5% - 3.8%
As set forth in the table below, under the more stressful housing price scenario, 12 of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of June 30, 2012 (as compared to 2 securities in the Bank’s best estimate scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

	Year of Securitization	Collateral Type	Unpaid Principal Balance	Carrying Value	Fair Value	Credit Losses Recorded in Earnings During the Second Quarter	Hypothetical Credit Losses Under Stress-Test Scenario(2)	Collateral Delinquency(3)	Current Credit Enhancement(4)
Prime (1)
Security #3	2006	Fixed Rate	$28,716	$17,869	$19,788	$137	$1,079	17.3%	3.8%
Security #4	2005	Option ARM	10,800	6,776	6,893	—	283	21.6%	41.3%
Security #6	2005	Option ARM	15,882	9,347	9,915	—	308	20.1%	20.0%
Security #7	2004	Option ARM	6,150	4,256	3,853	—	65	19.5%	27.3%
Security #8	2005	Option ARM	8,816	6,097	5,610	—	9	28.5%	40.0%
Security #10	2005	Option ARM	7,207	4,451	4,153	—	416	41.7%	37.8%
Security #11	2005	Option ARM	8,809	5,922	5,688	—	104	50.2%	45.0%
Security #12	2004	Option ARM	4,747	3,405	2,918	—	52	36.7%	30.1%
Security #15	2005	Option ARM	3,988	3,988	2,793	—	1	21.3%	49.1%
Total Prime			95,115	62,111	61,611	137	2,317

Alt-A(1)
Security #1	2005	Option ARM	15,058	8,438	7,878	—	175	47.2%	27.1%
Security #5	2005	Option ARM	18,443	12,512	10,465	—	531	50.8%	36.5%
Security #14	2005	Fixed Rate	18,928	14,253	14,253	9	278	14.2%	7.2%
Total Alt-A			52,429	35,203	32,596	9	984
			$147,544	$97,314	$94,207	$146	$3,301
_____________________________

(1)
Security #1, Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A by the originator at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)
Represents the credit losses that would have been recorded in earnings during the quarter ended June 30, 2012 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of June 30, 2012.

(3)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2012, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 1.48 percent to 8.88 percent.

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

While substantially all of the Bank's MBS portfolio is comprised of CMOs with floating rate coupons ($5.5 billion par value at June 30, 2012) that do not expose it to interest rate risk if interest rates rise moderately, such securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2012, one-month LIBOR was 0.25 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($4.7 billion) was between 6.0 percent and 7.0 percent. As of June 30, 2012, one-month LIBOR rates were approximately 575 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held (i) $3.4 billion of interest rate caps with remaining maturities ranging from 19 months to 48 months as of June 30, 2012, and strike rates ranging from 6.00 percent to 7.00 percent and (ii) two forward-starting interest rate caps, each of which has a notional amount of $250 million. The forward-starting caps have terms that commence in October 2012; these forward-starting caps mature in October 2014 and October 2015 and have strike rates of 6.50 percent and 7.00 percent, respectively. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of June 30, 2012.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2014	$500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	700	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014 (1)	250	6.50%
First quarter 2015	150	6.75%
Second quarter 2015	250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015 (1)	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
	$3,900
_____________________________

(1)	These caps are effective beginning in October 2012.

Consolidated Obligations and Deposits
During the six months ended June 30, 2012, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $1.9 billion while its outstanding consolidated obligation discount notes decreased by $0.3 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2012 and December 31, 2011.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2012		December 31, 2011
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed rate
Non-callable	$17,071	78.1%	$12,312	61.8%
Callable	615	2.8	3,956	19.9
Callable step-up	2,572	11.8	2,554	12.8
Single-index variable rate	1,500	6.8	895	4.5
Fixed that converts to variable	62	0.3	211	1.0
Callable step-down	50	0.2	—	—
Total par value	$21,870	100.0%	$19,928	100.0%

Due to its limited lending activity, the Bank’s funding needs remained relatively low during the first six months of 2012, with only $12.9 billion of consolidated obligation bonds issued during this period. The proceeds of these issuances were generally used to replace maturing or called consolidated obligations.
The average LIBOR cost of consolidated obligation bonds issued during the first six months of 2012 was slightly higher than the average LIBOR cost of consolidated obligation bonds issued during 2011. The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank increased from approximately LIBOR minus 30 basis points during the year ended December 31, 2011 to approximately LIBOR minus 27 basis points in the first quarter of 2012 and to approximately LIBOR minus 23 basis points in the second quarter of 2012. The slightly higher cost of consolidated obligation bonds issued during the six months ended June 30, 2012, as compared to those issued during the year ended December 31, 2011, was primarily due to the Bank's increased use of non-callable debt, which generally has a higher cost relative to LIBOR than callable debt, during 2012.
Demand and term deposits were $1.1 billion and $1.5 billion at June 30, 2012 and December 31, 2011, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $1.2 billion and $1.3 billion at June 30, 2012 and December 31, 2011, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $1.3 billion for the year ended December 31, 2011 to $1.2 billion for the six months ended June 30, 2012. The decrease in outstanding capital stock from December 31, 2011 to June 30, 2012 was attributable primarily to the change in the membership investment requirement discussed below.
Mandatorily redeemable capital stock outstanding at June 30, 2012 and December 31, 2011 was $4.9 million and $15.0 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2012 and December 31, 2011, the Bank’s five largest shareholders collectively held $266 million and $253 million, respectively, of capital stock, which represented 22.0 percent and 20.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2012.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2012
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$89,086	7.4%
Texas Capital Bank, N.A.	56,606	4.7
Prosperity Bank	44,236	3.6
Beal Bank USA	38,200	3.2
ViewPoint Bank, N.A.	37,535	3.1
	$265,663	22.0%
As of June 30, 2012, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
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
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 31, 2012, April 30, 2012 and July 31, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105 percent, 102.5 percent and 102.5 percent, respectively, of the member’s minimum investment requirement. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred on April 30, 2012 and July 31, 2012, a member's surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2011.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2012	1,073,567	$107,357	$—
April 30, 2012	1,899,070	189,907	197
July 31, 2012	1,391,780	139,178	—

At June 30, 2012, the Bank’s excess stock totaled $203.1 million, which represented 0.6% percent of the Bank’s total assets as of that date.
The following table presents outstanding capital stock, by type of institution, as of June 30, 2012 and December 31, 2011.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	June 30, 2012		December 31, 2011
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$891	74%	$894	70%
Thrifts	147	12	193	15
Credit unions	118	10	111	9
Insurance companies	48	4	58	5
Total capital stock classified as capital	1,204	100	1,256	99
Mandatorily redeemable capital stock	5	—	15	1
Total regulatory capital stock	$1,209	100%	$1,271	100%

During the six months ended June 30, 2012, the Bank’s retained earnings increased by $44.4 million, from $494.7 million to $539.1 million. During this same period, the Bank paid dividends on capital stock totaling $2.3 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first and second quarter 2012 dividend rates exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2011 and March 31, 2012, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2011 through December 31, 2011, was paid on March 30, 2012. The second quarter dividend, applied to average capital stock held during the period from January 1, 2012 through March 31, 2012, was paid on June 29, 2012.
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

The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2011 10-K. At June 30, 2012, the Bank’s total risk-based capital requirement was $400 million, comprised of credit risk, market risk and operations risk capital requirements of $245 million, $63 million and $92 million, respectively, and its permanent capital was $1.7 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at June 30, 2012 or December 31, 2011. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2012, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2012, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.03% and 7.55%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2012 and December 31, 2011, see “Item 1. Financial Statements” (specifically, Note 10 on page 29 of this report).
The Bank’s Risk Management Policy contains a minimum total regulatory capital-to-assets ratio of 4.1 percent, which is higher than the 4.0 percent ratio required under the Finance Agency’s capital rules. At all times during the six months ended June 30, 2012, the Bank was in compliance with its minimum capital-to-assets ratio.

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 23 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2012 and December 31, 2011.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions of dollars)

	Short-Cut Method	Long-Haul Method	Economic Hedges	Total
June 30, 2012
Advances	$5,520	$1,601	$160	$7,281
Investments	—	4,918	3,900	8,818
Consolidated obligation bonds	—	18,111	650	18,761
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	163	163
Total notional balance	$5,520	$24,630	$9,573	$39,723
December 31, 2011
Advances	$5,897	$1,617	$220	$7,734
Investments	—	4,184	3,900	8,084
Consolidated obligation bonds	—	16,395	750	17,145
Consolidated obligation discount notes	—	—	5,047	5,047
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	123	123
Total notional balance	$5,897	$22,196	$14,740	$42,833

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the three and six months ended June 30, 2012 and 2011.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(dollars in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Three Months Ended June 30, 2012
Amortization/accretion of hedging activities in net interest income (1)	$—	$26	$(1)	$—	$—	$—	$25
Net interest settlements included in net interest income (2)	(44)	(44)	45	—	—	—	(43)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(1)	(1)	—	—	—	—	(2)
Net gains (losses) on economic hedges	—	(2)	—	—	(1)	2	(1)
Net interest settlements on economic hedges	—	—	—	1	—	2	3
Total net gain (loss) on derivatives and hedging activities	(1)	(3)	—	1	(1)	4	—
Net impact of derivatives and hedging activities	(45)	(21)	44	1	(1)	4	(18)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	1	—	1
	$(45)	$(21)	$44	$1	$—	$4	$(17)

Three Months Ended June 30, 2011
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(7)	$—	$—	$—	$(6)
Net interest settlements included in net interest income (2)	(56)	—	78	—	—	—	22
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)	—	—	—	(1)
Net losses on economic hedges	—	(7)	—	—	(5)	(2)	(14)
Net interest settlements on economic hedges	—	—	—	—	—	1	1
Total net loss on derivatives and hedging activities	—	(7)	(1)	—	(5)	(1)	(14)
Net impact of derivatives and hedging activities	(55)	(7)	70	—	(5)	(1)	2
Net gain on hedged financial instruments carried at fair value	—	—	—	—	5	—	5
	$(55)	$(7)	$70	$—	$—	$(1)	$7

Six Months Ended June 30, 2012
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$51	$(1)		$—	$—	$—	$49
Net interest settlements included in net interest income (2)	(91)	(85)	90		—	—	—	(86)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(1)	—	(1)		—	—	—	(2)
Net gains (losses) on economic hedges	—	(3)	2		1	(2)	1	(1)
Net interest settlements on economic hedges	—	—	—		1	—	5	6
Total net gain (loss) on derivatives and hedging activities	(1)	(3)	1		2	(2)	6	3
Net impact of derivatives and hedging activities	(93)	(37)	90		2	(2)	6	(34)
Net gain on hedged financial instruments carried at fair value	—	—	—		—	2	—	2
	$(93)	$(37)	$90		$2	$—	$6	$(32)

Six Months Ended June 30, 2011
Amortization/accretion of hedging activities in net interest income (1)	$2	$—	$(15)		$—	$—	$—	$(13)
Net interest settlements included in net interest income (2)	(115)	—	156		—	—	—	41
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)		—	—	—	(1)
Net losses on economic hedges	—	(11)	(1)		(1)	(4)	(6)	(23)
Net interest settlements on economic hedges	—	—	1	—	1	—	1	3
Total net loss on derivatives and hedging activities	—	(11)	(1)		—	(4)	(5)	(21)
Net impact of derivatives and hedging activities	(113)	(11)	140		—	(4)	(5)	7
Net gain on hedged financial instruments carried at fair value	—	—	—		—	4	—	4
	$(113)	$(11)	$140		$—	$—	$(5)	$11
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master agreements), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The master agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government-guaranteed or agency debt securities) if credit risk exposures rise above the thresholds.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The maximum credit risk exposure is the estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with a counterparty with which the Bank is in a net gain position, if the counterparty were to default. Maximum credit risk exposure also considers the existence of any cash collateral held or remitted by the Bank. As discussed above, the Bank’s master agreements with its counterparties contain unsecured credit exposure thresholds that must be met before collateral is required to be delivered by one party to the other party. Once the counterparties agree to the valuations of the interest rate exchange agreements, and if it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral to reduce the unsecured credit exposure to zero. Collateral is delivered daily when these thresholds are met.

As of June 30, 2012 and December 31, 2011, cash collateral totaling $1.091 billion and $563 million, respectively, and available-for-sale securities with a total fair value of $183 million and $512 million, respectively, had been delivered by the Bank to its derivative counterparties under the terms of the master agreements. At June 30, 2012, the Bank held as collateral securities with a total fair value of $1.4 million and cash balances of $1.7 million from its derivative counterparties under the terms of the master agreements. At December 31, 2011, the Bank held as collateral cash balances of $0.7 million from its derivative counterparties under the terms of the master agreements. The Bank did not hold any securities as collateral from its derivative counterparties at December 31, 2011.
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2012 and December 31, 2011.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Counterparties	Notional Principal(2)	Maximum Credit Exposure (3)	Cash Collateral Due(4)	Net Credit Exposure
June 30, 2012
Aa(5)	3	$4,511.5	$0.4	$—	$0.4
A(6)	9	23,858.4	5.7	5.3	0.4
Baa (6)	2	11,271.8	8.0	8.0	—
	14	39,641.7	$14.1	$13.3	$0.8
Member institutions (7)	10	81.4
Total	24	$39,723.1

December 31, 2011
Aaa	1	$220.0	$2.1	$2.1	$—
Aa(5)	7	18,312.6	0.3	—	0.3
A(6)	5	24,239.5	—	—	—
	13	42,772.1	$2.4	$2.1	$0.3
Member institutions (7)	9	61.4
Total	22	$42,833.5
_____________________________

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of June 30, 2012 and December 31, 2011, respectively.

(2)	Includes amounts that had not settled as of June 30, 2012 and December 31, 2011.

(3)
Maximum credit risk exposure is presented net of the value of any collateral held and considers any cash collateral remitted by the Bank. The Bank has additional exposure to the extent that the fair values of securities pledged as collateral exceed the outstanding exposures to the secured counterparties. At June 30, 2012, the Bank had pledged available-for-sale securities with an aggregate fair value of $182.9 million to secure an aggregate outstanding exposure of $178.1 million that two of its derivative counterparties had to the Bank. At December 31, 2011, the Bank had pledged available-for-sale securities with an aggregate fair value of $512.5 million to secure an aggregate outstanding exposure of $517.3 million that three of its derivative counterparties had to the Bank.

(4)
Amount of collateral to which the Bank had contractual rights under counterparty credit agreements based on June 30, 2012 and December 31, 2011 credit exposures. Excess cash collateral totaling $13.4 million and $2.1 million was returned to the Bank under these agreements in early July 2012 and early January 2012, respectively.

(5)
The figures for Aa-rated counterparties as of June 30, 2012 and December 31, 2011 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $1.8 billion and $1.5 billion as of June 30, 2012 and December 31, 2011, respectively. These transactions represented a maximum credit exposure of $0.4 million to the Bank as of June 30, 2012 and did not represent a credit exposure to the Bank at December 31, 2011.

(6)
The figures for Baa-rated counterparties as of June 30, 2012 and A-rated counterparties as of December 31, 2011 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $9.4 billion and $7.7 billion as of June 30, 2012 and December 31, 2011, respectively. These transactions represented a maximum credit exposure of $5.5 million to the Bank as of June 30, 2012 and did not represent a credit exposure to the Bank at December 31, 2011. In addition, the figures for A-rated counterparties as of June 30, 2012 include transactions with another counterparty that is also affiliated with the same non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $0.3 billion as of June 30, 2012 and did not represent a credit exposure to the Bank at that date.

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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 111 percent and 110 percent at June 30, 2012 and December 31, 2011, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended June 30, 2012 and 2011 was $22.5 million and $6.7 million, respectively. The Bank’s net income for the three months ended June 30, 2012 represented an annualized return on average capital stock (“ROCS”) of 7.66 percent, which was 751 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 2.02 percent for the three months ended June 30, 2011, which exceeded the average effective federal funds rate for that quarter by 193 basis points. Net income for the six months ended June 30, 2012 and 2011 was $46.8 million and $18.2 million, respectively. The Bank’s net income for the six months ended June 30, 2012 represented an ROCS of 7.81 percent, which was 768 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 2.59 percent for the six months ended June 30, 2011, which was 247 basis points above the average effective federal funds rate for that period. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended June 30, 2012 and 2011, the Bank’s income before assessments was $25.0 million and $9.1 million, respectively. As discussed in more detail below, the $15.9 million increase in income before assessments from period to period was attributable to a $3.2 million increase in net interest income, an $11.8 million improvement in other income/loss and a $1.0 million decrease in other expense. The improvement in other income/loss was due primarily to a $14.0 million decrease in net losses on derivatives and hedging activities and a $2.2 million decrease in credit charges on the Bank's non-agency RMBS holdings, offset by a $3.8 million decrease in the unrealized gains on optional advance commitments carried at fair value.

The Bank’s income before assessments was $52.0 million and $24.8 million for the six months ended June 30, 2012 and 2011, respectively. As discussed in more detail below, this $27.2 million increase in income before assessments from period to period was attributable to a $1.7 million increase in net interest income, a $23.5 million improvement in other income/loss and a $2.0 million decrease in other expense. The improvement in other income/loss was due primarily to a $23.1 million improvement in net gains/losses on derivatives and hedging activities and a $3.4 million decrease in credit charges on the Bank's non-agency RMBS holdings, offset by a $1.8 million decrease in the unrealized gains on optional advance commitments carried at fair value.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2012 and 2011, the Bank’s net interest income was $40.6 million and $37.4 million, respectively. The Bank’s net interest income was $81.2 million and $79.5 million for the six months ended June 30, 2012 and 2011, respectively. As described further below, the Bank’s net interest income does not include net interest settlements on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments during the three and six months ended June 30, 2012 and 2011. If these net interest settlements had been included, net interest income would have increased by $4.6 million and $4.4 million for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011. The increases in net interest income were due in large part to increases in the average balances of earning assets from $32.0 billion and $34.1 billion for the three and six months ended June 30, 2011 to $35.6 billion and $35.2 billion for the corresponding periods in 2012.
For the three months ended June 30, 2012 and 2011, the Bank’s net interest margin was 46 basis points and 47 basis points, respectively. The Bank’s net interest margin was 47 basis points for both the six months ended June 30, 2012 and 2011. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 44 basis points for the three months ended June 30, 2011 to 42 basis points for the three months ended June 30, 2012. The Bank’s net interest spread decreased from 43 basis points for the six months ended June 30, 2011 to 42 basis points for the six months ended June 30, 2012. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 3 basis points for the three months ended June 30, 2011 to 4 basis points for the three months ended June 30, 2012. The contribution of earnings from the Bank’s invested capital to the net interest margin increased from 4 basis points for the six months ended June 30, 2011 to 5 basis points for the six months ended June 30, 2012.
As noted above, the Bank’s net interest income excludes net interest settlements on economic hedge derivatives. During the six months ended June 30, 2012, the Bank used approximately $4.7 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $1.9 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $0.7 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2011, the Bank used approximately $5.8 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $0.2 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $1.4 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $2.9 million and $5.9 million for the three and six months ended June 30, 2012, respectively, compared to $1.4 million and $3.1 million, respectively, for the corresponding periods in 2011.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2012 and 2011.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$848	$—	0.16%	$209	$—	0.10%
Securities purchased under agreements to resell	2,340	1	0.16%	590	—	0.10%
Federal funds sold	1,928	1	0.14%	2,455	1	0.07%
Investments
Trading	7	—	—%	6	—	—%
Available-for-sale (d)	5,567	8	0.57%	—	—	—%
Held-to-maturity (d)	5,790	18	1.24%	7,664	21	1.08%
Advances (e)	18,959	49	1.03%	20,863	57	1.10%
Mortgage loans held for portfolio	147	2	5.51%	189	2	5.56%
Total earning assets	35,586	79	0.88%	31,976	81	1.02%
Cash and due from banks	158			44
Other assets	118			125
Derivatives netting adjustment (b)	(848)			(241)
Fair value adjustment on available-for-sale securities (d)	13			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(48)			(56)
Total assets	$34,979	79	0.90%	$31,848	81	1.02%
Liabilities and Capital
Interest-bearing deposits (b)	$1,171	—	0.03%	$1,339	—	0.02%
Consolidated obligations
Bonds	21,726	36	0.66%	27,789	43	0.63%
Discount notes	9,917	3	0.10%	809	—	0.04%
Mandatorily redeemable capital stock and other borrowings	9	—	0.30%	19	—	0.38%
Total interest-bearing liabilities	32,823	39	0.46%	29,956	43	0.58%
Other liabilities	1,321			389
Derivatives netting adjustment (b)	(848)			(241)
Total liabilities	33,296	39	0.46%	30,104	43	0.58%
Total capital	1,683			1,744
Total liabilities and capital	$34,979		0.44%	$31,848		0.55%
Net interest income		$40			$38
Net interest margin			0.46%			0.47%
Net interest spread			0.42%			0.44%
Impact of non-interest bearing funds			0.04%			0.03%
_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2012 and 2011 in the table above include $847 million and $209 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the three months ended June 30, 2012 and 2011 in the table above include $1 million and $33 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $2.9 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2012 and 2011.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$717	$—	0.14%	$198	$—	0.13%
Securities purchased under agreements to resell	2,136	2	0.14%	457	—	0.11%
Federal funds sold	1,889	1	0.12%	3,011	2	0.11%
Investments
Trading	7	—	—%	6	—	—%
Available-for-sale (d)	5,397	16	0.58%	—	—	—%
Held-to-maturity (d)	6,031	36	1.19%	7,957	45	1.13%
Advances (e)	18,840	101	1.07%	22,318	118	1.06%
Mortgage loans held for portfolio	152	4	5.54%	195	5	5.55%
Total earning assets	35,169	160	0.91%	34,142	170	1.00%
Cash and due from banks	130			60
Other assets	118			143
Derivatives netting adjustment (b)	(718)			(242)
Fair value adjustment on available-for-sale securities (d)	5			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(49)			(59)
Total assets	$34,655	160	0.92%	$34,044	170	1.00%
Liabilities and Capital
Interest-bearing deposits (b)	$1,213	—	0.02%	$1,307	—	0.03%
Consolidated obligations
Bonds	21,306	75	0.70%	28,700	89	0.62%
Discount notes	9,852	4	0.08%	2,046	1	0.13%
Mandatorily redeemable capital stock and other borrowings	8	—	0.32%	18	—	0.40%
Total interest-bearing liabilities	32,379	79	0.49%	32,071	90	0.57%
Other liabilities	1,310			388
Derivatives netting adjustment (b)	(718)			(242)
Total liabilities	32,971	79	0.48%	32,217	90	0.56%
Total capital	1,684			1,827
Total liabilities and capital	$34,655		0.45%	$34,044		0.53%
Net interest income		$81			$80
Net interest margin			0.47%			0.47%
Net interest spread			0.42%			0.43%
Impact of non-interest bearing funds			0.05%			0.04%
_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2012 and 2011 in the table above include $717 million and $198 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of the interest-bearing deposit liabilities for the six months ended June 30, 2012 and 2011 in the table above include $1 million and $44 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $5.9 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2012 and 2011 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions of dollars)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012 vs. 2011			June 30, 2012 vs. 2011
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	1	—	1	2	—	2
Federal funds sold	—	—	—	(1)	—	(1)
Investments
Trading	—	—	—	—	—	—
Available-for-sale	8	—	8	16	—	16
Held-to-maturity	(6)	3	(3)	(11)	2	(9)
Advances	(5)	(3)	(8)	(19)	2	(17)
Mortgage loans held for portfolio	—	—	—	(1)	—	(1)
Total interest income	(2)	—	(2)	(14)	4	(10)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	(9)	2	(7)	(24)	10	(14)
Discount notes	2	1	3	4	(1)	3
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(7)	3	(4)	(20)	9	(11)
Changes in net interest income	$5	$(3)	$2	$6	$(5)	$1

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2012 and 2011. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$106	$645	$31	$1,697
Economic hedge derivatives related to consolidated obligation discount notes	175	—	524	485
Stand-alone economic hedge derivatives (basis swaps)	2,647	818	5,353	1,022
Member/offsetting swaps	4	3	8	4
Economic hedge derivatives related to advances	(14)	(31)	(50)	(105)
Total net interest income associated with economic hedge derivatives	2,918	1,435	5,866	3,103
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	1,489	(1,946)	505	(5,855)
Federal funds floater swaps	78	(716)	2,258	(1,825)
Interest rate caps related to held-to-maturity securities	(1,416)	(6,780)	(2,800)	(11,106)
Discount note swaps	(160)	—	784	(497)
Member/offsetting swaps and caps	7	7	2	102
Swaptions related to optional advance commitments	(1,234)	(4,822)	(1,734)	(3,720)
Other economic hedge derivatives (advance swaps and caps)	14	31	48	91
Total fair value losses related to economic hedge derivatives	(1,222)	(14,226)	(937)	(22,810)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(372)	(199)	(556)	204
Available-for-sale securities and associated hedges	(1,094)	—	(416)	—
Consolidated obligation bonds and associated hedges	(269)	(1,068)	(1,419)	(1,070)
Total fair value hedge ineffectiveness	(1,735)	(1,267)	(2,391)	(866)
Total net gains (losses) on derivatives and hedging activities	(39)	(14,058)	2,538	(20,573)
Net gains (losses) on unhedged trading securities	(122)	45	60	174
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(146)	(2,344)	(360)	(3,722)
Unrealized gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	1,223	4,994	2,365	4,133
Gains on early extinguishment of debt	—	46	—	415
Service fees	757	766	1,276	1,336
Letter of credit fees	1,170	1,345	2,399	2,774
Other, net	(193)	18	(199)	8
Total other	2,689	4,870	5,541	5,118
Total other income (loss)	$2,650	$(9,188)	$8,079	$(15,455)

Economic Hedge Derivatives
The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of June 30, 2012, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.7 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At June 30, 2012, the carrying values of the Bank’s federal funds floater swaps totaled $0.5 million, excluding net accrued interest receivable.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. The Bank did not have any discount note swaps outstanding as of June 30, 2012.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of June 30, 2012, the Bank was a party to 6 interest rate basis swaps with an aggregate notional amount of $4.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. At June 30, 2012, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $20.7 million, excluding net accrued interest receivable. There were no terminations of interest rate basis swaps during the six months ended June 30, 2012. During the six months ended June 30, 2011, one interest rate basis swap with a $1.0 billion notional balance matured. There were no other terminations of interest rate basis swaps during the six months ended June 30, 2011.
If the Bank holds its federal funds floater swaps and interest rate basis swaps to maturity, the cumulative life-to-date net unrealized gains associated with these instruments aggregating $21.2 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held (as of June 30, 2012) 16 interest rate cap agreements having a total notional amount of $3.9 billion. The premiums paid for these caps totaled $38.6 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At June 30, 2012, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $1.0 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as a loss in net gains (losses) on derivatives and hedging activities in future periods.

Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net losses of $1.7 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and net losses of $2.4 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended June 30, 2012 and 2011, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $14,000 and $31,000, respectively. The net gains relating to these derivatives totaled $48,000 and $91,000 for the six months ended June 30, 2012 and 2011, respectively.
Other
For a discussion of the other-than-temporary impairment losses on two of the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report).
As of June 30, 2012, the Bank had entered into optional advance commitments with a par value totaling $160 million, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During the first six months of 2011, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate swaps at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate swaps) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. As a result, during the three and six months ended June 30, 2011, the Bank repurchased $21.0 million and $283.8 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate swaps; the gains on these debt extinguishments totaled $14,000 and $383,000, respectively. In addition, during the three months ended June 30, 2011, the Bank transferred $15.0 million (par value) of its consolidated obligations to the FHLBank of San Francisco. A gain of $32,000 was recognized on the transfer. The Bank did not early extinguish or transfer any debt during the six months ended June 30, 2012.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $18.2 million and $37.3 million for the three and six months ended June 30, 2012, respectively, compared to $19.1 million and $39.3 million for the corresponding periods in 2011.
Compensation and benefits were $9.9 million and $21.4 million for the three and six months ended June 30, 2012, respectively, compared to $10.3 million and $21.9 million for the corresponding periods in 2011. The decreases of $0.4 million and $0.5 million, respectively, were due primarily to a small decrease in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions, offset by cost-of-living and merit increases. At June 30, 2012, the Bank employed 203 people, an increase of 1 person from June 30, 2011.
Other operating expenses for the three and six months ended June 30, 2012 were $7.2 million and $13.5 million, respectively, compared to $7.0 million and $13.7 million, respectively, for the corresponding periods in 2011. The fluctuations were attributable to general increases and decreases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.1 million and $2.5 million for the three and six months ended June 30, 2012, respectively, compared to $1.9 million and $3.8 million for the corresponding periods in 2011.

AHP and REFCORP Assessments
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and, through the second quarter of 2011, it was also obligated to contribute a portion of its earnings to the Resolution Funding Corporation ("REFCORP").
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock and, prior to the third quarter of 2011, after the REFCORP assessment discussed below) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the three months ended June 30, 2012 and 2011, the Bank’s AHP assessments totaled $2.5 million and $0.7 million, respectively. The Bank’s AHP assessments totaled $5.2 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively.
Also as required by statute, each FHLBank was obligated through the second quarter of 2011 to contribute 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. The FHLBanks were required to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. On August 5, 2011, the Finance Agency certified that the payments made to REFCORP in July 2011 (which were derived from the FHLBanks’ earnings for the second quarter of 2011) were sufficient to fully satisfy the FHLBanks’ obligations to REFCORP. Accordingly, the Bank’s earnings for the six months ended June 30, 2012 were not reduced by a REFCORP assessment. During the three and six months ended June 30, 2011, the Bank charged $1.6 million and $4.5 million, respectively, of REFCORP assessments to earnings.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2011 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2012.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of June 30, 2012, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 11 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at June 30, 2012. The results of that more stressful analysis are presented on page 54 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks. From time-to-time, the Bank also invests in reverse repurchase agreements, short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2012, the Bank’s short-term liquidity portfolio was comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, $1.4 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and a $1.0 billion overnight reverse repurchase agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended June 30, 2011 or the six months ended June 30, 2012.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2012, the Bank’s estimated operational liquidity requirement was $1.6 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $10.5 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2012, the Bank’s estimated contingent liquidity requirement was $5.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $7.1 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the six months ended June 30, 2012.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2011 is provided in the Bank’s 2011 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2012.

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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the six months ended June 30, 2012.

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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2011 through June 2012. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2011	$1.888	$1.791	(5.14)%	$1.977	4.71%	$1.849	(2.07)%	$1.935	2.49%

January 2012	1.788	1.714	(4.14)%	1.870	4.59%	1.761	(1.51)%	1.836	2.68%
February 2012	1.871	1.770	(5.40)%	1.957	4.60%	1.830	(2.19)%	1.918	2.51%
March 2012	1.901	1.793	(5.68)%	1.989	4.63%	1.858	(2.26)%	1.947	2.42%

April 2012	1.740	1.658	(4.71)%	1.819	4.54%	1.707	(1.90)%	1.784	2.53%
May 2012	1.846	1.788	(3.14)%	1.906	3.25%	1.822	(1.30)%	1.886	2.17%
June 2012	1.890	1.822	(3.60)%	1.950	3.17%	1.860	(1.59)%	1.929	2.06%
_____________________________

(1)	In the up 100 and 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2011 through June 2012.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2011	0.59	(0.55)	0.04	1.20	2.65	3.83	4.71	4.71

January 2012	0.58	(0.48)	0.10	2.12	2.19	3.43	4.54	4.47
February 2012	0.57	(0.47)	0.10	1.92	2.88	4.07	4.85	4.78
March 2012	0.55	(0.47)	0.08	1.82	3.06	4.27	4.54	4.58

April 2012	0.52	(0.44)	0.08	1.93	2.44	3.63	4.80	4.74
May 2012	0.47	(0.41)	0.06	1.50	1.54	2.43	4.20	4.15
June 2012	0.49	(0.41)	0.08	1.74	1.79	2.57	4.01	3.99
_____________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first six months of 2012.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2012 and December 31, 2011, (ii) Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (iv) Statements of Capital for the Six Months Ended June 30, 2012 and 2011, (v) Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (vi) Notes to the Financial Statements for the quarter ended June 30, 2012.

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

Federal Home Loan Bank of Dallas
August 10, 2012	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

August 10, 2012	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2012 and December 31, 2011, (ii) Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (iv) Statements of Capital for the Six Months Ended June 30, 2012 and 2011, (v) Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (vi) Notes to the Financial Statements for the quarter ended June 30, 2012.

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