Form 10-Q/A
period 2012-09-30
Federal Home Loan Bank of Dallas
filed 2012-12-28
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of the Federal Home Loan Bank of Dallas for the quarter ended September 30, 2012, that was originally filed with the Securities and Exchange Commission on November 9, 2012 (the "Form 10-Q"). The Amendment is being filed solely to provide the information in Part II. Item 5, to revise the exhibit index included in Part II. Item 6, and to file Exhibits 10.1, 31.1 and 31.2.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

FEDERAL HOME LOAN BANK OF DALLAS
TABLE OF CONTENTS

Page

PART II. OTHER INFORMATION

Item 5. Other Information	1

Item 6. Exhibits	3

Signatures	4

EX-10.1
EX-31.1
EX-31.2
EX-32.1*
EX-101 INSTANCE DOCUMENT**
EX-101 SCHEMA DOCUMENT**
EX-101 CALCULATION LINKBASE DOCUMENT**
EX-101 LABELS LINKBASE DOCUMENT**
EX-101 PRESENTATION LINKBASE DOCUMENT**
EX-101 DEFINITION LINKBASE DOCUMENT**

* Previously filed
**Previously furnished

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On December 7, 2011, the Board of Directors (“Board”) of the Federal Home Loan Bank of Dallas (“Bank”), acting upon a recommendation from its Compensation and Human Resources Committee (“Committee”), approved the Bank's 2012 Long Term Incentive Plan (“2012 LTIP”), subject to the review of the Federal Housing Finance Agency (“Finance Agency”). On July 18, 2012, the Finance Agency informed the Bank that it did not object to the 2012 LTIP. The 2012 LTIP was retroactively effective as of January 1, 2012.

The 2012 LTIP provides cash-based award opportunities based on the achievement of performance goals for the period from January 1, 2012 through December 31, 2014 (the “2012-2014 Performance Period”) to employees of the Bank who have been designated by the Board to be participants in the plan. For the 2012 LTIP, the Board has designated as participants, among others, Terry Smith, Michael Sims, Nancy Parker, Paul Joiner and Tom Lewis, who are the Bank's named executive officers identified in the Bank's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 23, 2012.

The performance goals under the 2012 LTIP were established by the Board and are based upon factors relating to the Bank's retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance of the Bank in achieving its annual short-term objectives under the Bank's Variable Pay Program (“VPP”) during the 2012-2014 Performance Period. Each performance goal under the 2012 LTIP is assigned a specific percentage weight together with a “threshold,” “target” and “maximum” achievement level except for the goal that relates to the Bank's overall performance in achieving its annual short-term VPP objectives, which is computed as the average percentage achievement in the Bank's VPP during the 2012-2014 Performance Period. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). Achievement levels between threshold and target and between target and maximum will be interpolated in a consistent manner as determined by the Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall 2012 LTIP goal achievement. Generally, awards will become vested under the 2012 LTIP if the performance goals have been satisfied and the participant is actively employed by the Bank on December 31, 2014. Awards under the 2012 LTIP are payable no later than March 15, 2015.

The aggregate maximum awards that can be earned by a participant in 2014 under the Bank's short-term VPP and the 2012 LTIP will be 60 percent of base salary for the Bank's President and Chief Executive Officer and 43.75 percent of base salary for the other named executive officers, with certain exceptions as described below. For purposes of the 2012 LTIP, the calculations are based upon the participants' average base salaries during the 2012-2014 Performance Period and their maximum potential award percentages. The calculations for the 2014 VPP will be based upon the base salaries in effect as of January 1, 2014 and the participants' maximum potential award percentages. The results of the 2014 VPP goal achievement and the 2012 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2014 (to be paid in early 2015).

The 2012 LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which could increase a participant's total maximum incentive award payout (including both short- and long-term incentives) to an amount that is greater than the maximum potential awards described above. If the overall 2012 LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary during the 2012-2014 Performance Period. If the overall 2012 LTIP goal achievement is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the 2012-2014 Performance Period. In addition, the Board has delegated to the President and Chief Executive Officer the authority to grant an additional discretionary award under the 2012 LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final 2012 LTIP awards may be modified up or down at the Board's discretion to account for performance that is not captured in the performance goals.

The amount of the award that is ultimately payable to a participant under the 2012 LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2012 LTIP performance goals have been achieved, the Board will base its decision on the following qualifiers when deciding whether to approve payouts under the 2012 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2012-2014 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2012-2014 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody's Investors Service (“Moody's”) and Standard & Poor's (“S&P”).

As of September 30, 2012, Moody's had assigned a deposit rating of Aaa to the Bank. At that same date, S&P had assigned a long-term counterparty credit rating of AA+ to the Bank. In the application of S&P's Government Related Entities criteria, the Bank's credit rating is constrained by the long-term credit rating of the U.S. government.

When assessing performance results and determining final 2012 LTIP awards, the Board may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or the Bank and are likely to have a significant unanticipated effect, whether positive or negative, on the Bank's operating and/or financial results. Further, the Board may adjust the performance goals to ensure that the purpose of the 2012 LTIP is served.

If during the 2012-2014 Performance Period a participant's employment with the Bank is terminated due to death, disability, retirement (provided certain conditions are met) or special circumstances as determined and approved by the Board, then his or her 2012 LTIP award will, to the extent the performance goals for the 2012-2014 Performance Period are satisfied, be treated as earned and vested in a pro rata manner based upon the relative portion of the 2012-2014 Performance Period prior to that participant's termination of employment. If a participant's employment is terminated for any other reason during the 2012-2014 Performance Period, his or her unvested 2012 LTIP awards will be forfeited. If during the 2012-2014 Performance Period the Bank is involved in a significant transaction, such as a merger, consolidation, reorganization or sale of all or substantially all of its assets, or is liquidated or dissolved, then any unvested 2012 LTIP awards will be treated as earned and vested in a pro rata manner based upon the relative portion of the 2012-2014 Performance Period prior to such transaction or event.

The 2012 LTIP includes provisions that require forfeiture of awards in specified circumstances, including a determination by the Finance Agency that there is an unsafe or unsound practice or condition within a participant's area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the Bank, and also subjects awards to cancellation if they are determined to be based on fraud or material financial misstatements. Further, the Board will utilize its discretion to reduce the amount of the 2012 LTIP awards for one or more of the Bank's named executive officers if during the 2012-2014 Performance Period it determines that: (i) operational errors or omissions result in material revisions to the Bank's financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) the submission of information to the Securities and Exchange Commission, the Federal Home Loan Banks' Office of Finance, and/or the Finance Agency has not been provided in a timely manner; or (iii) the Bank fails to make sufficient progress, as determined and communicated to the Bank by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention.

The Board may amend or terminate the 2012 LTIP at any time in its sole discretion. Absent an amendment to the contrary, 2012 LTIP benefits that have vested prior to a termination of the 2012 LTIP will be paid at the times and in the manner provided for by the 2012 LTIP at the time of the termination.

The form of the 2012 Long Term Incentive Plan, including the Form of Award Agreement, is filed as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

10.1		Form of 2012 Long Term Incentive Plan including the Form of Award Agreement, as approved by the Bank's Board of Directors on December 7, 2011.

31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**
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

* Previously filed
**Previously furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
December 28, 2012	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

December 28, 2012	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1		Form of 2012 Long Term Incentive Plan including the Form of Award Agreement, as approved by the Bank's Board of Directors on December 7, 2011.

31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**
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

* Previously filed
**Previously furnished