Form 10-K
period 2012-12-31
Federal Home Loan Bank of Dallas
filed 2013-03-25
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 28, 2013, the registrant had 10,814,383 shares of its capital stock outstanding. As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $1.209 billion.
Documents Incorporated by Reference: None.

FEDERAL HOME LOAN BANK OF DALLAS

PART I

ITEM 1. BUSINESS
Background
The Federal Home Loan Bank of Dallas (the “Bank”) is one of 12 Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System,” or the “System”) that were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each of the 12 FHLBanks is a member-owned cooperative that operates as a separate federally chartered corporation with its own management, employees and board of directors. Each FHLBank helps finance housing, community lending, and community development needs in the specified states in its respective district. Federally insured commercial banks, savings banks, savings and loan associations, and credit unions, as well as insurance companies and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994, are all eligible for membership in the FHLBank of the district in which the institution’s principal place of business is located. Housing associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from the FHLBanks.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. All 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the favorable rates generally available to GSEs. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their financial commitments on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Each of these nationally recognized statistical rating organizations (“NRSROs”) has assigned a negative outlook to its long-term rating on the consolidated obligations.
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2012, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+. Each of these NRSROs has assigned a negative outlook to their long-term credit rating on each of the FHLBanks.
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
Prior to the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”) on July 30, 2008, the Federal Housing Finance Board (“Finance Board”) was responsible for the supervision and regulation of the FHLBanks and the Office of Finance. Effective with the enactment of the HER Act, the Federal Housing Finance Agency (“Finance Agency”), an

independent agency in the executive branch of the U.S. government, assumed that responsibility. The Finance Agency’s stated mission is to ensure that the housing GSEs, including the FHLBanks, operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The HER Act provides that all regulations, orders, directives and determinations issued by the Finance Board prior to enactment of the HER Act immediately transferred to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director of the Finance Agency.
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Board adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act and the HER Act subsequently codified this requirement. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on “About FHLB Dallas,” then “Financial Reports” and then “SEC Filings.” The information on the Bank's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Bank's other filings with the SEC.
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2012, 2011 and 2010.

MEMBERSHIP SUMMARY

	December 31,
	2012	2011	2010
Commercial banks	702	724	741
Thrifts	74	78	83
Credit unions	90	84	73
Insurance companies	23	24	21
Community Development Financial Institutions	2	—	—

Total members	891	910	918

Housing associates	8	8	8
Non-member borrowers	10	9	12

Total	909	927	938

Community Financial Institutions (“CFIs”) (1)	719	747	768

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2012, 2011 and 2010 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2012, approximately 81 percent of the Bank’s members were CFIs, which are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2012, CFIs were FDIC-insured institutions with average total assets as of December 31, 2011, 2010 and 2009 of less than $1.076 billion. For 2011 and 2010, the asset cap was $1.041 billion and $1.029 billion, respectively.
As of December 31, 2012, 2011 and 2010, approximately 54.4 percent, 55.3 percent and 58.3 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances until the time when those advances have been repaid. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2012, 2011 and 2010, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2012	2011	2010
Advances (including prepayment fees)	63.1%	68.6%	67.9%
Investments	33.9	28.2	29.3
Mortgage loans held for portfolio and other	3.0	3.2	2.8
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$309,465	$322,948	$479,909
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
Fixed-rate, fixed-term advances. The Bank offers fixed-rate, fixed-term advances with maturities ranging from overnight to 20 years, and with maturities as long as 30 years for Community Investment advances. Interest is generally paid monthly and principal repaid at maturity for fixed-rate, fixed-term advances.
Fixed-rate, amortizing advances. The Bank offers fixed-rate advances with a variety of final maturities and fixed amortization schedules. Standard advances offerings include fully amortizing advances with final maturities of 5, 7, 10, 15 or 20 years, and advances with amortization schedules based on those maturities but with shorter final maturities accompanied by balloon payments of the remaining outstanding principal balance. Borrowers may also request alternative amortization schedules and maturities. Interest is generally paid monthly and principal is repaid in accordance with the specified amortization schedule. Although these advances have fixed amortization schedules, borrowers may elect to pay a higher interest rate and have an option to prepay the advance without a fee after a specified lockout period (typically five years). Otherwise, early repayments are subject to the Bank’s standard prepayment fees.

Floating-rate advances. The Bank offers term floating-rate advances with maturities between one and ten years. Floating-rate advances are typically indexed to either one-month LIBOR or three-month LIBOR, and are priced at a constant spread to the relevant index. In addition to longer term floating-rate advances, the Bank offers short term floating-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Floating-rate advances may also include embedded features such as caps, floors, provisions for the conversion of the advances to a fixed rate, or non-LIBOR indices.
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
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances in its 80-year history. In accordance with the Bank’s capital plan, members and former members must hold Class B capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
In order to comply with the requirement to fully secure advances and other extensions of credit, the Bank and each of its members/borrowers execute a written security agreement that establishes the Bank’s security interest in a variety of the members’/borrowers’ assets. The Bank, pursuant to the FHLB Act and Finance Agency regulations, originates, renews, or extends advances only if it has obtained and is maintaining a security interest in sufficient eligible collateral at the time such advance is made, renewed, or extended. Eligible collateral includes whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property.
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. The HER Act added secured loans for community development activities as a new type of eligible collateral for CFIs. To the extent secured loans for community development activities represent a new class of collateral that the Bank has not previously accepted, the Bank would be required to seek the Finance Agency’s approval prior to accepting that collateral. At December 31, 2012 and 2011, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $1.3 billion and $1.9 billion, respectively, which represented approximately 6.3 percent and 8.9 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
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
As stated above, each member/borrower of the Bank executes a security agreement pursuant to which such member/borrower grants a security interest in favor of the Bank in certain assets of such member/borrower. The assets in which a member grants a security interest fall into one of two general structures. In the first structure, the member grants a security interest in all of its assets that are included in the eligible collateral categories, as described above, which the Bank refers to as a “blanket lien.” A member may request that its blanket lien be modified, such that the member grants in favor of the Bank a security interest limited to certain of the eligible collateral categories (i.e., whole first residential mortgages, securities, term deposits in the Bank and other real estate-related collateral). In the second structure, the member grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies those members as being on “specific collateral only status.”
The basis upon which the Bank will lend to a member that has granted the Bank a blanket lien depends on numerous factors, including, among others, that member’s financial condition and general creditworthiness. Generally, and subject to certain limitations, a member that has granted the Bank a blanket lien may borrow up to a specified percentage of the value of eligible collateral categories, as determined from that member’s financial reports filed with its federal regulator, without specifically identifying each item of collateral or delivering the collateral to the Bank. Under certain circumstances, including, among others, a deterioration of a member’s financial condition or general creditworthiness, the amount a member may borrow is determined on the basis of only that portion of the collateral subject to the blanket lien that such member delivers to the Bank. Under these circumstances, the Bank places the member on “custody status.” In addition, members on blanket lien status may choose to deliver some or all of the collateral to the Bank.
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
As of December 31, 2012, 687 of the Bank’s borrowers/potential borrowers with a total of $14.9 billion in outstanding advances were on blanket lien status, 22 borrowers/potential borrowers with $0.4 billion in outstanding advances were on specific collateral only status and 200 borrowers/potential borrowers with $2.6 billion in outstanding advances were on custody status.
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
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by members/borrowers on blanket lien status. This information is either obtained directly from the member/borrower or accessed by the Bank from appropriate regulatory filings. On a monthly basis or as otherwise requested by the Bank, members/borrowers on custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member's/

borrower’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members/borrowers that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the member's/borrower’s advances and other extensions of credit.
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
As of December 31, 2012, the Bank’s outstanding advances (at par value) totaled $17.9 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 33.9 percent of the Bank’s total outstanding advances. Advances to the Bank’s largest borrower (Comerica Bank) represented 11.2 percent of the Bank’s total outstanding advances as of December 31, 2012. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. The Bank currently prices CICA advances at interest rates that are approximately 3 to 5 basis points above the Bank’s matched maturity cost of funds. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2012, advances outstanding under the CICA program totaled approximately $667.4 million, representing approximately 3.7 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit that facilitate projects under the Bank’s CICA program are available to members at a lower cost than the Bank’s standard letters of credit. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2012 and 2011, outstanding letters of credit totaled $2.9 billion and $3.3 billion, respectively, of which $0.6 billion and $0.8 billion, respectively, had been issued or confirmed under the Bank’s CICA program.
Affordable Housing Program (“AHP”). The Bank offers an AHP as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low-income households. The calculation of the amount to be set aside is further discussed below in the section entitled “REFCORP and AHP Assessments.” Each year, the Bank conducts a competitive application process to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners during these funding rounds are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, reserve pass-through and settlement services (which were discontinued on December 31, 2010), securities safekeeping, and securities pledging services.
SecureConnect. The Bank provides secure on-line access to many of its products, services and reports through SecureConnect, a proprietary, secure on-line product delivery system. A substantial portion of the Bank’s advances and wire transfers are initiated by members through SecureConnect. In addition, a large proportion of account statements and other reports are made available through SecureConnect. Further, members may manage securities held in safekeeping by the Bank and participate in auctions for Bank advances and deposits through SecureConnect.

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
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2012 and 2011, the total notional amount of interest rate exchange agreements with members totaled $107.1 million and $61.4 million, respectively.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, would agree to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank would be specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank would reserve the right to sell any bonds it purchased at any time, subject to any conditions the Bank might agree to in the standby bond purchase agreement. To date, the Bank has not entered into any standby bond purchase agreements.
MPF Xtra. In December 2012, the Bank began offering the MPF Xtra® product to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago, which is discussed on page 9 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans will not be held by the Bank, nor will they be recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank will receive a fee for any loans sold by its PFIs. No loans were sold through the MPF Xtra program during 2012.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term, unsecured investments issued by highly rated institutions, including overnight federal funds, overnight reverse repurchase agreements, and, on occasion, short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2012, the Bank’s short-term investments were comprised of $2.2 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $3.0 billion of overnight reverse repurchase agreements.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities (“MBS”) issued by U.S. government agencies or U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac), non-agency (i.e., private label) residential MBS, non-MBS debt instruments guaranteed by the U.S. government or secured by U.S. government guaranteed obligations, and non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System). The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2012 and 2011, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2012		2011
	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprise MBS	$4,947	45.0%	$6,109	53.6%
Government-sponsored enterprise debentures	5,236	47.7	4,643	40.7
Non-agency residential MBS	242	2.2	304	2.7
Other	565	5.1	342	3.0
Total	$10,990	100.0%	$11,398	100.0%
The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2012, the Bank's MBS holdings (at amortized cost) represented 290 percent of its total regulatory capital.
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
In addition to purchasing securities that were structured to provide the type of credit enhancement discussed above, the Bank further attempted to reduce the credit risk of its non-agency RMBS by purchasing securities with other risk-reducing attributes. For instance, the Bank purchased RMBS backed by loan pools that featured a high percentage of relatively small loans, a high percentage of owner-occupied properties, and relatively low loan-to-value ratios. None of the Bank’s investments in RMBS are insured by third party bond insurers. The risk of future credit losses is also mitigated to some extent by the seasoning of the loans underlying the Bank’s non-agency RMBS. Except for a single security issued in 2006, all of the Bank’s RMBS were issued in 2005 or before. Despite the deterioration in the residential real estate markets that occurred primarily during the period from 2007 through 2011, these risk mitigation strategies helped to limit the amount of credit losses associated with the Bank’s non-agency RMBS holdings. For further discussion and analysis of the Bank’s non-agency RMBS, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Long-Term Investments.
On July 23, 2010, the Bank’s Board of Directors approved an amendment to the Bank’s Risk Management Policy that removed the Bank’s authority to purchase non-agency MBS. The Bank has not acquired any non-agency MBS since 2006.
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
As more fully discussed in the section entitled Business Strategy and Outlook on page 20, the Bank's advances have declined significantly from their peak at the beginning of the fourth quarter of 2008. During the second half of 2011 and the first seven months of 2012, to further supplement its net interest income while advances volumes are reduced, the Bank purchased other permissible long-term investments which consisted primarily of GSE debentures. The Bank is permitted to invest in the non-MBS debt obligations of any GSE provided such investments in any single GSE do not exceed the lesser of the Bank’s total regulatory capital or that GSE's total capital (taking into account the financial support provided by the U.S. Department of the Treasury, if applicable) at the time new investments are made. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital.
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

•
fixed-rate MBS or floating-rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than 6 years under an assumed instantaneous interest rate change of 300 basis points.

Acquired Member Assets
During the period from 1998 to mid-2003, the Bank invested in government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) and conventional residential mortgage loans originated by its PFIs through the MPF program. Under its then existing arrangement with the FHLBank of Chicago, the Bank retained title to the fixed-rate, conforming mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs retain the servicing activities. The Bank and the PFIs share in the credit risk of the retained portion of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. As further described below, the PFIs are paid a fee by the Bank for assuming a portion of the credit risk of the loans.
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
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or SMI policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2012.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed/insured loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2012, 2011 and 2010, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $2.1 million, $2.7 million and $4.1 million, respectively.
As of December 31, 2012 and 2011, MPF loans held for portfolio (net of allowance for credit losses) were $121 million and $163 million, respectively, representing approximately 0.3 percent and 0.5 percent, respectively, of the Bank’s total assets. As the Bank does not intend to acquire mortgage loans in the future, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs.
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
Consolidated obligation bonds generally satisfy long-term funding needs. Typically, the maturities of these securities range from 1 to 20 years, but their maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be fixed-rate or variable-rate and may be callable or non-callable.
Consolidated obligation bonds are issued and distributed through negotiated or competitively bid transactions with underwriters or selling group members. The Bank receives 100 percent of the proceeds of bonds issued through direct negotiation with underwriters of System debt when it is the sole primary obligor on consolidated obligation bonds. When the Bank and one or more other FHLBanks jointly agree to the issuance of bonds directly negotiated with underwriters, the Bank receives the portion of the proceeds of the bonds agreed upon with the other FHLBanks; in those cases, the Bank is the primary obligor for a pro rata portion of the bonds based on the proceeds it receives. In these cases, the Bank records on its balance sheet only that portion of the bonds for which it is the primary obligor. The majority of the Bank’s consolidated obligation bond issuance has been conducted through direct negotiation with underwriters of System debt, and a majority of that issuance has been without participation by the other FHLBanks.
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

Consolidated obligation discount notes are a significant funding source for money market instruments and for advances with short-term maturities or repricing frequencies of less than one year. Discount notes are sold at a discount and mature at par, and are offered daily through a consolidated obligation discount notes selling group and through other authorized securities dealers.
On a daily basis, the Bank may request that specific amounts of consolidated obligation discount notes with specific maturity dates be offered by the Office of Finance at a specific cost for sale to securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when securities dealers in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100 percent of the proceeds of the discount notes issued through this sales process depending on the maximum costs the Bank or other FHLBanks, if any, participating in the same discount notes are willing to pay for the discount notes, the amounts of orders for the discount notes submitted by securities dealers, and Office of Finance guidelines for allocation of discount notes proceeds among multiple participating FHLBanks. Under the Office of Finance guidelines, FHLBanks generally receive funding on a first-come-first-served basis subject to threshold limits within each category of discount notes. For overnight discount notes, sales are allocated to the FHLBanks in lots of $250 million. For all other discount note maturities, sales are allocated in lots of $50 million. Within each category of discount notes, the allocation process is repeated until all orders are filled or canceled.
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 33 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt.
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2011, the Bank assumed consolidated obligations from another FHLBank with an aggregate par amount of $150 million. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2012 or 2010.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. During the year ended December 31, 2011, the Bank transferred a consolidated obligation with a par amount of $15 million to another FHLBank. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2012 or 2010.
Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate among the other FHLBanks the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank has not held any consolidated obligations of other FHLBanks as investments since 2008). If principal of or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
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
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $688 billion and $692 billion in consolidated obligations outstanding at December 31, 2012 and 2011, respectively. The Bank was the primary obligor on $32.6 billion and $29.7 billion (at par value), respectively, of these consolidated obligations.
Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the President and Chief Executive Officer of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with its depository and contingent liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal of and interest on consolidated obligations) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency if it (i) is unable to provide the required certification, (ii) projects at any time that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter, (iii) actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter, or (iv) negotiates to enter into or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter. The Bank has been in compliance with the applicable reporting requirements at all times since they became effective in 1999.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2012 and 2011, the Bank had eligible assets free from pledge of $35.7 billion and $33.2 billion, respectively, compared to its participation in outstanding consolidated obligations of $32.6 billion and $29.7 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2012, 2011 and 2010.
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

The OF’s board of directors is comprised of 17 directors: the 12 FHLBank presidents, who serve ex officio, and 5 independent directors, who each serve five-year terms that are staggered so that not more than one independent directorship is scheduled to become vacant in any one year. Independent directors are limited to two consecutive full terms. Independent directors must be United States citizens. As a group, the independent directors must have substantial experience in financial and accounting matters and they must not have any material relationship with any FHLBank or the OF.
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
Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Historically, sources of wholesale funds for its members have included unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements and deposits issued into the brokered certificate of deposit market. The availability of funds through these wholesale funding sources can vary from time to time as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. The availability of these alternative private funding sources could significantly influence the demand for the Bank’s advances. More recently, the Bank’s members also had access to an expanded range of liquidity facilities initiated by the Federal Reserve Board, the U.S. Department of the Treasury (the “Treasury”) and the FDIC as part of their efforts to support the financial markets during the credit crisis. These liquidity facilities included the Term Auction Facility (“TAF”) and the Temporary Liquidity Guarantee Program (“TLGP”), which included both the Debt Guarantee Program and the Transaction Account Guarantee Program. In addition, the FDIC increased its deposit insurance limit from $100,000 to $250,000 and, on December 31, 2010, began providing unlimited insurance on non-interest bearing transaction accounts. The availability of these programs to members and the increase in the FDIC deposit insurance limit contributed to a decline in members’ demand for advances from the Bank, particularly in the early part of 2009. The TLGP and the TAF expired in 2010 and the unlimited deposit insurance on non-interest bearing transaction accounts expired at the end of 2012. The Bank competes against other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, collateral requirements, and the flexibility desired by the member when structuring the liability.
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
Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as described below), plus retained earnings and accumulated other comprehensive income (loss). Consistent with the FHLB Act and the Finance Agency's regulations, the Bank’s capital plan requires each member to own Class B stock (redeemable with five years’ written notice subject to certain restrictions) in an amount equal to the sum of a membership stock requirement and an activity-based stock requirement. Specifically, the Bank’s capital plan requires members to hold capital stock in proportion to their total asset size and borrowing activity with the Bank.
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
Dividends. Subject to the FHLB Act, Finance Agency regulations and other Finance Agency directives, the Bank pays dividends to holders of its capital stock quarterly or as otherwise determined by its Board of Directors. Dividends may be paid in the form of cash or capital stock as authorized by the Bank’s Board of Directors, and are paid at the same rate on all shares of the Bank’s capital stock regardless of their classification for accounting purposes. The Bank is permitted by statute and regulation to pay dividends only from previously retained earnings or current net earnings, and the payment of dividends is also subject to the terms of the Amended JCE Agreement.
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
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse. Derivative transactions that are not required to be cleared will be subject to new minimum margin and capital requirements, among other things.
Mandatory Clearing of Derivative Transactions. On November 29, 2012, the Commodity Futures Trading Commission (the “CFTC”) issued its first set of mandatory clearing determinations, which will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing. Certain of the interest rate swaps that the Bank enters into fall within the scope of the first set of mandatory clearing determinations and, as such, the Bank (as a “category 2 entity” under the CFTC's rules) will be required to clear any such swaps that are executed on and after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives. These future determinations could include some of the derivatives that the Bank enters into that are not within the scope of the first set of mandatory clearing determinations.
On July 10, 2012, the CFTC finalized an end-user exception to mandatory clearing. While the end-user exception will not apply to the derivative transactions that the Bank enters into to hedge and manage its interest rate risk, it will apply to any intermediated derivative transactions that the Bank enters into with its members as long as the member has $10 billion or less in assets, the derivatives are used to hedge or mitigate the member's commercial risk, and the Bank complies with the rule's additional reporting requirements. As a result, any such intermediated derivative transactions will not be subject to mandatory clearing, although such derivatives may be subject to applicable requirements for uncleared trades.
Collateral Requirements for Cleared Derivative Transactions. Cleared derivative trades will be subject to initial margin and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives may or may not reduce the counterparty credit risk associated with bilateral transactions, the margin requirements for cleared transactions have the potential to make derivative transactions more costly for the Bank.
On February 7, 2012, the CFTC published a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared trades be legally segregated on a customer-by-customer basis (the “LSOC Model”). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (“FCM”) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC Model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, the LSOC Model does not afford complete protection for customer collateral because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code. Accordingly, a major consideration in the Bank's decision to establish and maintain a clearing relationship with an FCM is its assessment of the financial soundness of the FCM.
Definitions of Certain Terms under New Derivative Requirements. On April 18, 2012, the CFTC and the SEC finalized their joint rules further defining “swap dealer” and “major swap participant.” Based on the definitions in the final rules, the Bank will not be required to register as a “major swap participant” nor will it be required to register as a “swap dealer” with respect to: (1) the derivative transactions that it enters into with its non-member derivative counterparties for the purpose of hedging and managing its interest rate risk or (2) the intermediated derivative transactions that it enters into with its members.

Uncleared Derivative Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including mandatory record-keeping and reporting requirements, documentation requirements, and minimum margin and capital requirements. In 2011, the CFTC, the Finance Agency and other bank regulators proposed margin requirements for uncleared trades. Under these proposed rules, the Bank would have to post for uncleared derivative transactions both initial margin and variation margin to the Bank's swap dealer counterparties, but may be eligible for a modest unsecured threshold as a “low-risk financial end user” for both types of margin. Pursuant to additional Finance Agency provisions, the Bank would be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus make uncleared trades more costly for the Bank. The Bank does not expect that these margin rules will be finalized until the second quarter of 2013 at the earliest and does not currently expect that it will have to comply with such requirements until the end of 2013.
Recordkeeping and Reporting Requirements. Based on final rules jointly issued by the CFTC and the SEC, the Bank will have to comply with new record-keeping requirements for its cleared and uncleared derivatives entered into on and after April 10, 2013. These requirements are in addition to record-keeping requirements for historical derivative transactions that were in effect for transactions entered into on and after July 21, 2010. Beginning on April 10, 2013, the Bank will also be required to comply with new reporting requirements, including real-time reporting requirements, for any intermediated derivative transactions that the Bank enters into with its members. For any derivative transactions that the Bank enters into with its non-member derivative counterparties, the counterparties will have the responsibility to comply with the new reporting requirements applicable to such derivatives, including the real-time reporting requirements, as of the date these counterparties register as swap dealers.
Supervision and Regulation of Certain Nonbank Financial Companies
On April 11, 2012, the Financial Stability Oversight Council (the “Oversight Council”) issued a final rule and accompanying guidance regarding the standards and procedures that it will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and in so doing subject that company to certain heightened prudential standards. The guidance issued with the final rule, which became effective on May 11, 2012, provides that the Oversight Council generally expects in making its determinations to follow a process consisting of: (1) a first stage that will identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and which exceed any one of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding; (2) a second stage that will involve an analysis of the potential threat that the subject nonbank financial company could pose to the financial stability of the United States based on additional quantitative and qualitative factors that are industry and company specific; and (3) a third stage that will involve an analysis of the subject nonbank financial company using information collected directly from the company. It is not clear whether the quantitative thresholds will be applied to each FHLBank individually or to all 12 FHLBanks collectively. At December 31, 2012, the Bank's total assets approximated $36 billion while the 12 FHLBanks had total assets aggregating $762 billion. At that same date, the Bank's outstanding consolidated obligations and the outstanding consolidated obligations of the 12 FHLBanks totaled $33 billion and $688 billion, respectively.
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
Recommendations Regarding Money Market Mutual Fund Reform
On November 19, 2012, the Oversight Council published for comment proposed recommendations for structural reforms of money market mutual funds (“MMFs”). In making these proposed recommendations, the Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations could be impacted by the structural reforms that are ultimately adopted. Such reforms could increase the Bank's funding costs or otherwise adversely impact its access to the debt markets which could, in turn, adversely impact the Bank's results of operations. Comments on the proposed recommendations could be submitted through February 15, 2013.

Finance Agency Actions
Prudential Management Standards
On June 8, 2012, the Finance Agency issued a final rule, as required by the HER Act, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. Under the rule, which became effective on August 7, 2012, a FHLBank that fails to meet a prudential standard is required to file a corrective action plan with the Finance Agency within 30 calendar days of being notified by the Finance Agency of the need to file such a plan, unless the Finance Agency notifies the FHLBank that the plan must be filed within a different time period. If an acceptable corrective action plan is not submitted by the deadline or the terms of such plan are not complied with in any material respect, the Director of the Finance Agency can impose sanctions on the FHLBank, such as limits on its asset growth, increases in the level of its retained earnings, and prohibitions on its dividends or the redemption or repurchase of its capital stock.
Collateralization of Advances and Other Credit Products Provided to Insurance Company Members
On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin that would set forth standards to guide the Finance Agency in its supervision of the FHLBanks' secured lending to insurance company members. The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with their lending activities to insured depository institution members. These risks arise from the states' different statutory and regulatory regimes as well as the statutory accounting principles and reporting practices that are applicable to insurance companies. Among other things, the proposed standards include consideration of the following:

•	the level of a FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	a FHLBank's control of pledged securities collateral and ensuring that it has a first priority, perfected security interest;

•
the use of funding agreements between a FHLBank and an insurance company member to document advances and whether, under such agreements, the FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
the FHLBank's documented framework, procedures, methodologies and standards to evaluate the creditworthiness and financial condition of its insurance company members, the FHLBank's valuation of the collateral pledged to it by insurance company members, and whether the FHLBank has a written plan for the liquidation of collateral pledged by insurance company members.

Comments on the proposed Advisory Bulletin could be submitted to the Finance Agency through December 4, 2012.
Stress-Testing Requirements
On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and the methodologies that the FHLBanks must follow in conducting their stress tests which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. A FHLBank would be required to provide an annual report on the results of its stress test to the Finance Agency and the Federal Reserve Board and to then publicly disclose a summary of such report within 90 days. Comments on the proposed rulemaking could be submitted to the Finance Agency through December 4, 2012.
Housing Finance and Housing GSE Reform
The 113th Congress, which convened in January 2013, is expected to continue consideration of possible reforms to the secondary mortgage market, including the future of Fannie Mae and Freddie Mac (together, the “Enterprises”). During the 112th Congress, at least 10 separate bills were introduced that if enacted would have affected the Enterprises in a variety of significant ways. While none of those bills proposed specific changes to the FHLBanks, that could change as the debate continues. In 2013, housing finance reform, including potential changes to the role and structure of the housing GSEs (including, potentially, the FHLBanks) is expected to be on the agendas of the House Financial Services Committee and the Senate Banking Committee.
In February 2011, the Treasury and the U.S. Department of Housing and Urban Development issued jointly a report to Congress on Reforming America's Housing Finance Market. The primary focus of the report was to provide options for the long-term structure of housing finance. In the report, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate, so that overall government support of the mortgage market is substantially reduced over time.
Although the FHLBanks were not the primary focus of this report, they were recognized as playing a vital role in the housing finance system by helping smaller financial institutions effectively access liquidity to compete in an increasingly competitive marketplace. The report set forth the following possible reforms for the FHLBanks:

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
These reforms have not been part of any legislation that has been introduced in Congress. However, if housing GSE legislation is enacted that incorporates any of these reforms, the FHLBanks could be significantly limited in their ability to make advances to their members and/or subject to additional limitations on their investment authority.
In February 2012, the Finance Agency declared in its Strategic Plan that the Enterprises are no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization. In mid-2012, the Treasury announced modifications to the preferred stock purchase agreements between the Treasury and the Finance Agency as conservator of Fannie Mae and Freddie Mac. These modifications require all of the Enterprises' future earnings to be remitted to the Treasury and require the accelerated wind down of their retained mortgage portfolios. Not allowing the Enterprises to retain any of their profits might suggest that the Enterprises will not be allowed to re-capitalize themselves and restore themselves to their previous form. Nevertheless, the Enterprises continue to be dominant participants in the housing finance market, and it is unclear over what period a wind down of the Enterprises might occur.
The Bank has traditionally allocated a substantial portion of its investment portfolio to investments in Fannie Mae and Freddie Mac debt and mortgage-backed securities. Accordingly, the Bank's investment strategies would likely be affected if a wind down of these entities occurs.
At this time, it is not possible to determine whether or when Congress and the Obama Administration will act on housing GSE or housing finance reform.  The ultimate effects of these efforts on the Bank and the agency debt market are unknown and will depend on the content of legislation or other changes, if any, that are ultimately enacted.
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
As an SEC registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. The Bank must also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General; these reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements. In addition, the Treasury receives the Finance Agency’s annual report to Congress and other reports reflecting the operations of the FHLBanks.

Employees
As of December 31, 2012, the Bank employed 200 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
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
As part of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual income before expenses for REFCORP (but after expenses for AHP). The FHLBanks had this obligation until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP was fully satisfied. As specified in the Finance Agency regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeded the $75 million benchmark payment was used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the three months ended June 30, 2011. For additional discussion, see the audited financial statements accompanying this report (specifically, Note 12 on page F-34).
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
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. The Bank’s adjusted earnings are expected to rise and fall with the general level of market interest rates, particularly short-term money market rates. Developments that may have an effect on the extent to which the Bank’s return on average capital stock (based on adjusted earnings) exceeds the federal funds rate benchmark include general economic and credit market conditions; the level, volatility of and relationships between short-term money market rates such as federal funds and one-month and three-month LIBOR; the future availability and cost of the Bank’s long-term debt relative to benchmark rates such as LIBOR; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the impact of any future credit market disruptions; and the impact of ongoing economic conditions on demand for the Bank’s credit products from its members.
Due primarily to credit market disruptions, demand for advances from all segments of the Bank’s membership base was elevated from the third quarter of 2007 through the third quarter of 2008. Since that time, the U.S. credit markets have stabilized and general economic weakness has persisted, both of which have contributed to a reduction in demand for the Bank’s advances. From September 30, 2008 to December 31, 2012, advances declined approximately 74 percent, due in large part to declines in advances to the Bank’s two largest borrowers at the beginning of that period. If general economic weakness continues to limit member lending opportunities, then demand for advances may continue to be subdued. In the longer term, however, the Bank believes that there remains potential to sustain a substantial portion of the outstanding advances to its small and intermediate-sized institutions. There remains uncertainty about the extent to which the Bank’s future membership base will include larger institutions that will borrow in sufficient quantity to provide economies of scale that will sustain the current economics of the Bank’s business model over the long term.
While the Bank cannot predict how long the current economic conditions will continue, it does not expect that its advances balances will increase significantly for some period of time. As advances are paid off, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the advances. As a result of the decrease in the Bank’s advances and capital stock, its future adjusted earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to changes in the amount of advances outstanding, the incremental income from its recent purchases of GSE debentures, and the accumulation of retained earnings in recent years will help to mitigate the negative impact that these reductions would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the upper end of the Federal Reserve's target range for the federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.
While the Bank’s primary focus will continue to be prudently meeting the liquidity and funding needs of its members, the Bank intends to continue to evaluate opportunities as they arise to diversify its product offerings and its income stream in order to become a more valuable resource to its members. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file new business activity notices with the Finance Agency for any new products or services it wants to offer its members, and will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.
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
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. In 2011 and 2010, five and four, respectively, of our members failed and their advances and other extensions of credit were either repaid in full by the FDIC or assumed by either the FDIC or an acquiring institution. None of our members failed during 2012. If more member institutions fail, and if the FDIC (or other receiver or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in a timely manner in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition or results of operations.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined thereafter. From September 30, 2008 through December 31, 2012, our outstanding advances have declined approximately 74 percent. Continued weakness in general economic conditions could further reduce members’ needs for funding. A further decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We, and ten of the other FHLBanks, currently have the highest credit rating from Moody’s and are rated AA+/A-1+ by S&P. The FHLBank of Seattle also has the highest credit rating from Moody's and is rated AA/A-1+ by S&P. The consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. Each of these nationally recognized statistical rating organizations has assigned a negative outlook to its long-term credit rating on the FHLBank System's consolidated obligations and to its long-term rating of each of the FHLBanks.
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
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ with a negative outlook and, on August 8, 2011, it lowered the long-term credit rating of the FHLBank System’s consolidated obligations and the long-term counterparty credit ratings of 10 FHLBanks, including us, from AAA to AA+ with a negative outlook. At that time, the long-term counterparty credit ratings of the other 2 FHLBanks were unchanged at AA+. In the application of S&P’s Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. S&P affirmed the A-1+ short-term ratings of all FHLBanks and the FHLBank System’s debt issues. In assigning a negative outlook to the U.S. government’s long-term credit rating, S&P noted that a higher public debt trajectory than is currently assumed by S&P could lead it to lower the U.S. government’s long-term rating again. The long-term counterparty credit rating of the FHLBank of Seattle was corrected in 2012 to AA with a negative outlook.
If Moody’s downgrades the U.S. government’s credit rating, or S&P further downgrades the U.S. government’s credit rating, it is likely that they would also downgrade the FHLBanks’ credit ratings.
Currently, the FHLBank of Seattle is operating under a consent arrangement with the Finance Agency that sets forth requirements for its capital management, asset composition and other operational and risk management improvements.
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
If another FHLBank were to default on its obligation to pay principal of or interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. In addition, the Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, we could incur significant liability beyond our primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their payment obligations, which could negatively affect our financial condition and results of operations.
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
In particular, during 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during 2009, 2010 and/or 2011. The credit losses associated with these securities totaled $4.0 million, $2.6 million and $6.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. During the year ended December 31, 2012, the Bank recorded additional credit losses totaling $0.4 million on two previously impaired securities, all of which was recorded during the first six months of the year. As of December 31, 2012, the unpaid principal balance of the Bank's 30 non-agency residential mortgage-backed securities totaled $256 million.
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
In addition, if delinquencies, default rates and loss severities on residential mortgage loans increase, and/or there is a decline in residential real estate values, we could experience losses on our MPF loans held in portfolio.
Federal and state government authorities, as well as some financial institutions and residential mortgage loan servicers, have proposed, commenced or promoted programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as possible future legislative or regulatory actions, including possible amendments to the bankruptcy laws, could also result in the modification of outstanding residential mortgage loans. These actions could adversely affect the value of and returns on the Bank's holdings of non-agency residential mortgage-backed securities. In addition, legal actions relating to loan modifications could adversely affect the value of and returns on some of the Bank's holdings of non-agency residential mortgage-backed securities if such loan modification activities result in lower receipts than currently expected for these securities.
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
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services. For example, recent regulations issued by the Consumer Financial Protection Bureau regarding mortgage lending may result in decreased participation in the mortgage lending market by community financial institutions, which could reduce demand for our advances. Further, legislation affecting residential real estate and mortgage lending, including legislation regarding bankruptcy and mortgage modification programs, could negatively affect the recoverability of our non-agency residential mortgage-backed securities.
Finally, the future role and structure of the housing GSEs is currently and will likely continue to be under consideration. Because neither the timing nor outcome of the debate and any related legislation is known at this time, the impact on us, if any, cannot be determined.
For a more complete discussion of recent legislative and regulatory developments, see Item 1 — Business — Legislative and Regulatory Developments beginning on page 16 of this report.
Changes in our access to the interest rate derivatives market on acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of investment grade rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including additional changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, the financial market disruptions that occurred during the period from late 2007 through early 2009 resulted in mergers of several of our derivatives counterparties. Consolidation of the financial services industry, if it continues, could increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions. If such changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.

Currently, all of the derivatives we use to manage our interest rate risk are negotiated in the over-the-counter (“OTC”) derivatives market. As noted in the immediately preceding risk factor, the Dodd-Frank Act contains provisions that will increase the regulation of the OTC derivatives market. These provisions, when finalized, could impede our ability to use appropriate derivatives products to hedge our interest rate risk. The legislation generally provides for increased margin and capital requirements for derivatives users that may increase our hedging costs, which could negatively impact our results of operations. Many of the derivatives that are currently traded in the OTC market could eventually be subject to central clearing. The structure for clearing derivatives may expose us to credit risk to other parties that we do not currently have when transacting in the OTC market. As the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on our hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented.
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
We enter into master agreements with all of our non-member derivative counterparties that require the delivery (or return) of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above certain minimum thresholds (generally ranging from $100,000 to $500,000). Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable or unwilling to return the collateral. Because derivative valuations are determined based on market conditions at particular points in time, they can change quickly. Even after the delivery or return of collateral, we may be in an undersecured position, or be due the return of excess collateral, as the values upon which the delivery or return was based may have changed since the valuation was performed. Further, we may incur additional losses if any non-cash collateral held by us cannot be readily liquidated at prices that are sufficient to fully recover the value of the derivatives.
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
There is no guarantee, however, that we will be able to redeem stock held by an investor even at the end of the redemption period. If the redemption or repurchase of the stock would cause us to fail to meet our minimum capital requirements, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption notice if the redemption would cause the member to fail to maintain its minimum investment requirement. Moreover, because our stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its stock to another member, there can be no assurance that a member would be allowed to sell or transfer any excess stock to another member at any point in time.
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
Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our stock that is held by a member. Because there is no public market for our stock and transfers require our approval, there can be no assurance that a member’s purchase of our stock would not effectively become an illiquid investment.
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
Moreover, the Finance Agency has significant supervisory authority over us and may impose various limitations and restrictions on us, our operations, and our capital management as it deems appropriate to ensure our safety and soundness, and the safety and soundness of the FHLBank System. Among other things, the Finance Agency may impose higher capital requirements on us that might include, but not be limited to, the imposition of a minimum retained earnings requirement, and may suspend or otherwise limit stock repurchases, redemptions and/or dividends.

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
The FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10 percent of their current year’s income (before charges for AHP, as adjusted for interest expense on mandatorily redeemable capital stock) for their AHPs. If the FHLBanks’ combined income does not result in an aggregate AHP contribution of at least $100 million in a given year, we could be required to contribute more than 10 percent of our income to the AHP. An increase in our AHP contribution would reduce our net income and could adversely affect our ability to pay dividends to our shareholders.
A natural or man-made disaster, especially one affecting our region, could adversely affect our profitability or financial condition.
Portions of our district are subject to risks from hurricanes, tornadoes, floods and other natural disasters. In addition to natural disasters, our business could be negatively impacted by man-made disasters. Natural or man-made disasters that occur within or outside our district may damage or dislocate our members’ facilities, may damage or destroy collateral pledged to secure advances or other extensions of credit, may adversely affect the livelihood of MPF borrowers or members’ customers or otherwise cause significant economic dislocation in the affected areas. If this were to occur, our business could be negatively impacted.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such a transfer could occur only upon approval of the Bank and then only at par value. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 28, 2013, the Bank had 902 shareholders and 10,814,383 shares of capital stock outstanding.
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
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2012 and 2011. During each quarter of 2012 and 2011, the Bank paid dividends at an annualized rate equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the immediately preceding quarter plus 12.5 basis points. The average effective federal funds rates for the fourth quarter of 2010, each quarter in 2011, and each of the first three quarters in 2012 were below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods. As a result of this disparity, the Bank elected to benchmark its dividends in 2012 and 2011 to the upper end of the Federal Reserve’s target range for the federal funds rate. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2012		2011
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$1,162	0.375%	$1,550	0.375%
Second Quarter	1,146	0.375%	1,393	0.375%
Third Quarter	1,105	0.375%	1,241	0.375%
Fourth Quarter	1,142	0.375%	1,194	0.375%
____________________________________

(1)
Amounts exclude (in thousands) $11, $7, $5 and $4 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2012, respectively. For financial reporting purposes, these dividends were classified as interest expense.

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

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated in December 2012, calls for the Bank to maintain a total retained earnings balance of at least $329 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2012 retained earnings balance of $571.9 million exceeds the policy target balance, the Bank expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2013 at or slightly above the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during the year, the upper end of the Federal Reserve's target range for the federal funds rate for the preceding quarter).
On March 21, 2013, the Bank’s Board of Directors approved a dividend in the form of capital stock for the first quarter of 2013 at an annualized rate of 0.375 percent, which exceeds the upper end of the Federal Reserve’s target range for the federal funds rate for the fourth quarter of 2012 by 12.5 basis points. The first quarter 2013 dividend, to be applied to average capital stock held during the period from October 1, 2012 through December 31, 2012, will be paid on March 29, 2013.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance sheet (at year end)
Advances	$18,394,797	$18,797,834	$25,455,656	$47,262,574	$60,919,883
Investments (1)	16,198,823	13,537,564	12,268,954	13,491,819	17,388,015
Mortgage loans	121,661	162,837	207,393	259,857	327,320
Allowance for credit losses on mortgage loans	183	192	225	240	261
Total assets	35,755,329	33,769,967	39,690,070	65,092,076	78,932,898
Consolidated obligations — discount notes	6,984,378	9,799,010	5,131,978	8,762,028	16,745,420
Consolidated obligations — bonds	25,697,936	20,070,056	31,315,605	51,515,856	56,613,595
Total consolidated obligations(2)	32,682,314	29,869,066	36,447,583	60,277,884	73,359,015
Mandatorily redeemable capital stock(3)	4,504	14,980	8,076	9,165	90,353
Capital stock — putable	1,216,986	1,255,793	1,600,909	2,531,715	3,223,830
Unrestricted retained earnings	549,617	488,739	452,205	356,282	216,025
Restricted retained earnings	22,276	5,918	—	—	—
Total retained earnings	571,893	494,657	452,205	356,282	216,025
Accumulated other comprehensive income (loss)	(18,245)	(45,615)	(62,702)	(65,965)	(1,435)
Total capital	1,770,634	1,704,835	1,990,412	2,822,032	3,438,420
Dividends paid(3)	4,555	5,378	8,816	7,807	75,078
Income statement
Net interest income (4)	$161,389	$151,981	$234,366	$76,476	$150,358
Other income (loss)	2,203	(16,917)	(14,259)	200,355	22,580
Other expense	72,711	77,419	77,542	75,290	64,813
Assessments	9,090	9,815	37,826	53,477	28,784
Net income	81,791	47,830	104,739	148,064	79,341
Performance ratios
Net interest margin(5)	0.45%	0.46%	0.44%	0.11%	0.20%
Return on average assets	0.23%	0.14%	0.20%	0.21%	0.11%
Return on average equity	4.77%	2.73%	4.23%	4.92%	2.52%
Return on average capital stock (6)	6.76%	3.59%	4.92%	5.39%	2.73%
Total average equity to average assets	4.83%	5.24%	4.65%	4.30%	4.23%
Regulatory capital ratio(7)	5.02%	5.23%	5.19%	4.45%	4.47%
Dividend payout ratio (3)(8)	5.57%	11.24%	8.42%	5.27%	94.63%
Ratio of earnings to fixed charges	1.61 x	1.34 x	1.58 x	1.26 x	1.05 x
Average effective federal funds rate(9)	0.14%	0.10%	0.18%	0.16%	1.92%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2012, 2011, 2010, 2009 and 2008, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $688 billion, $692 billion, $796 billion, $931 billion and $1.252 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $32.6 billion, $29.7 billion, $36.2 billion, $59.9 billion and $72.9 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $0.03 million, $0.05 million, $0.03 million, $0.16 million and $2.05 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $10.4 million, $6.6 million, $18.7 million, $107.6 million and $5.0 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

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

(8)	Dividend payout ratio is computed by dividing dividends paid by net income for the year.

(9)	Rates obtained from the Federal Reserve Statistical Release.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 beginning on page F-1 of this Annual Report on Form 10-K.

Forward-Looking Information
This annual report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the "Bank") about its future results, performance, liquidity, financial condition, prospects and opportunities. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “might,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual future results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.
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
Overview
The Bank is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Federal Home Loan Banks Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, is responsible for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to ensure that the housing GSEs, including the FHLBanks, operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. For a discussion regarding the Finance Agency’s recent rulemaking activities, see Item 1 — Business — Legislative and Regulatory Developments.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small and declining portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.

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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks (see Item 1 — Business). Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and generally are publicly traded in the over-the-counter market. The Bank records on its statement of condition only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the U.S. government and the U.S. government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA/A-1+ by Standard and Poor’s (“S&P”). Each of these nationally recognized statistical rating organizations (“NRSROs”) has assigned a negative outlook to their long-term rating on the consolidated obligations, consistent with its negative outlook on the long-term rating of the U.S. government. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access (see additional discussion in Part I Item 1A - Risk Factors beginning on page 21 of this report). Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of February 28, 2013, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+. The outlook on each of the NRSRO's long-term ratings of the individual FHLBanks is negative, consistent with each of the NRSRO's negative outlook on the long-term rating of the U.S. government.
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
The Bank defines “adjusted earnings” as net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. The Bank’s adjusted earnings are generated primarily from net interest income and typically tend to rise and fall with the overall level of interest rates, particularly short-term money market rates. Because the Bank is a cooperatively owned wholesale institution, the spread component of its net interest income is much smaller than a typical commercial bank. The Bank endeavors to maintain a fairly neutral interest rate risk profile. As a result, the Bank’s capital is effectively invested in shorter-term assets or assets with short repricing intervals, and its adjusted earnings and returns on capital stock (based on adjusted earnings) generally tend to track short-term interest rates.
The Bank’s profitability objective is to achieve a rate of return on members’ capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average federal funds rate. The following table summarizes the Bank’s return on average capital stock (based on reported results), the average effective federal funds rate and the Bank’s dividend payment rate for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Earnings
Return on average capital stock	6.76%	3.59%	4.92%
Average effective federal funds rate	0.14%	0.10%	0.18%
Dividends
Weighted average of dividend rates paid (1)	0.375%	0.375%	0.375%
Reference average effective federal funds rate (reference rate) (2)	0.12%	0.13%	0.16%
Reference average target federal funds rate (reference target rate) (2)	0.25%	0.25%	0.25%
____________________________________

(1)	Computed as the average of the dividend rates paid in each quarter during the year weighted by the number of days in each quarter.

(2)	See discussion below for a description of the reference rate and the reference target rate.
For a discussion of the Bank’s annual returns on capital stock and the reasons for the variability in those returns from year to year, see the section below entitled “Results of Operations.”
The Bank’s quarterly dividends are based upon its operating results, shareholders’ average capital stock holdings and, currently, the upper end of the Federal Reserve's target range for the federal funds rate for the immediately preceding quarter. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
To provide more meaningful comparisons between the average effective federal funds rate, the average target federal funds rate and the Bank’s dividend rate, the above table sets forth a “reference average effective federal funds rate” and a “reference average target federal funds rate.” For the years ended December 31, 2012, 2011 and 2010, the reference average effective federal funds rate reflects the average effective federal funds rate for the periods from October 1, 2011 through September 30, 2012, from October 1, 2010 through September 30, 2011 and from October 1, 2009 through September 30, 2010, respectively, and the reference average target federal funds rate reflects the average of the upper end of the Federal Reserve’s target range for the federal funds rate for those same periods. For additional discussion regarding the Bank’s dividend declaration and payment process, see Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
Financial Market Conditions
Economic conditions in the United States continued to show signs of moderate improvement during 2012, 2011 and 2010. The gross domestic product increased 2.2 percent, 1.8 percent and 2.4 percent in 2012, 2011 and 2010, respectively. The nationwide unemployment rate fell from 9.3 percent at the end of 2010 to 8.5 percent at the end of 2011 and 7.8 percent at the end of 2012. Housing prices improved in some areas during 2010 and 2011, but overall U.S. housing prices declined during those years. Housing prices improved in most major metropolitan areas during 2012; however, some housing markets remain depressed. Despite some signs of economic improvement, the sustainability and extent of those improvements, and the prospects for and potential timing of further improvements, remain uncertain.
Credit market conditions during 2010 and early 2011 continued the trend of noticeable improvement that began in late 2008 and continued throughout 2009. During mid to late 2011 and the first half of 2012, concerns over the sovereign debt crisis in Europe resulted in greater demand for high-quality debt. The combination of this increase in market demand and a shrinking supply of such securities resulted in reductions in the weighted average LIBOR-based bond funding costs for the FHLBanks. During the third quarter of 2012, the European Central Bank announced plans to stop paying interest on overnight deposits in order to encourage investment and lending in Europe, and to support peripheral countries through outright bond purchases. These announcements encouraged investors to move into riskier assets, resulting in tightened credit spreads to U.S. Treasury securities.
In addition, the markets were impacted by concerns regarding the U.S. government's debt limit and deficits. On August 2, 2011, the U.S. government’s debt limit was raised, averting a potential default on the nation’s debt obligations. At that time, the increase was projected to be sufficient to fund the U.S. government’s obligations into 2013. In January 2013, in order to avoid the possible financial market impacts of an ongoing debt ceiling debate, the U.S. Congress passed a suspension of the debt ceiling until May 2013, temporarily averting market concerns of a U.S. government default. However, continued political debates concerning spending cuts and deficit reduction, as well as renewed negotiations regarding the debt ceiling, could adversely affect the financial markets and potentially the FHLBank debt markets in 2013.

The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2010, 2011 and 2012. The Federal Reserve stated at its January 2013 FOMC meeting that it currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. In October 2008, the Federal Reserve began paying interest on required and excess reserves held by depository institutions. During the period from 2009 through 2012, this interest was paid at a rate equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for all of 2010, 2011 and 2012.
During 2010, 2011 and 2012, the Federal Reserve took several actions intended to promote a stronger pace of economic recovery and foster maximum employment and price stability. On November 3, 2010, the Federal Reserve announced that it intended to purchase $600 billion of longer-term U.S. Government bonds by the end of the second quarter of 2011 (a pace of about $75 billion per month). This program expired on June 30, 2011. On September 21, 2011, the Federal Reserve announced that it would extend the average maturity of its holdings of securities by purchasing longer-dated assets and selling shorter-dated assets. These activities initially ran through June 2012 as the Federal Reserve sold $400 billion in U.S. Treasury securities with maturities of 3 years or less and replaced them with U.S. Treasury securities with maturities of 6 to 30 years. In October 2012, the program was extended through the end of 2012. On September 21, 2011, the Federal Reserve also announced plans to reinvest the proceeds from maturities of its agency debt and mortgage-backed securities ("MBS") holdings in agency MBS rather than U.S. Treasury securities. That program commenced in October 2011. In October 2012, the Federal Reserve announced that it would maintain its maturity extension program and would suspend, for the duration of that program, rolling over maturing U.S. Treasury securities into new issues at auction. In September 2012, the Federal Reserve announced that it would purchase additional agency MBS at a pace of $40 billion per month and, in December 2012, the Federal Reserve announced that it would also begin to purchase longer-term U.S. Treasury securities at a pace of $45 billion per month. At its January 2013 FOMC meeting, the Federal Reserve stated that it would closely monitor incoming information on economic and financial developments in coming months. If the outlook for the labor market does not improve substantially, the FOMC will continue its purchases of U.S. Treasury and agency MBS, and employ its other policy tools as appropriate, until such improvement is achieved.
One-month and three-month LIBOR rates rose from 0.23 percent and 0.25 percent, respectively, as of December 31, 2009 to 0.26 percent and 0.30 percent, respectively at the end of 2010. One-month and three-month LIBOR were 0.30 percent and 0.58 percent, respectively, at the end of 2011 and 0.21 percent and 0.31 percent, respectively, at the end of 2012. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest the inter-bank lending markets are reasonably stable.

The following table presents information on various market interest rates at December 31, 2012 and 2011 and various average market interest rates for the years ended December 31, 2012, 2011 and 2010.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2012	2011	2012	2011	2010
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.09%	0.04%	0.14%	0.10%	0.18%
1-month LIBOR (1)	0.21%	0.30%	0.24%	0.23%	0.27%
3-month LIBOR (1)	0.31%	0.58%	0.43%	0.34%	0.34%
2-year LIBOR (1)	0.39%	0.73%	0.50%	0.72%	0.93%
5-year LIBOR (1)	0.86%	1.22%	0.98%	1.79%	2.16%
10-year LIBOR (1)	1.84%	2.03%	1.88%	2.90%	3.25%
3-month U.S. Treasury (1)	0.05%	0.02%	0.09%	0.05%	0.14%
2-year U.S. Treasury (1)	0.25%	0.25%	0.28%	0.45%	0.70%
5-year U.S. Treasury (1)	0.72%	0.83%	0.76%	1.52%	1.93%
10-year U.S. Treasury (1)	1.78%	1.89%	1.80%	2.78%	3.22%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
2012 In Summary

•
The Bank ended 2012 with total assets of $35.8 billion compared with $33.8 billion at the end of 2011. The $2.0 billion increase in total assets was attributable primarily to a $2.8 billion increase in the Bank’s short-term liquidity portfolio and a $0.8 billion increase in its long-term available-for-sale securities portfolio, offset by a $1.2 billion decline in the Bank’s long-term held-to-maturity securities portfolio and a $0.4 billion decrease in advances.

•
Total advances at December 31, 2012 were $18.4 billion, a slight decrease from $18.8 billion at the end of 2011. The Bank's advances balances remained relatively constant during 2012 due largely to continued high liquidity levels and weak demand for loans at member institutions.

•
The Bank’s net income for 2012 was $81.8 million. Net interest income was $161.4 million and net losses on derivatives and hedging activities were $7.6 million. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s income before assessments of $90.9 million for 2012. Had the net interest income on economic hedge derivatives been included in net interest income, both the Bank’s net interest income and its net losses on derivatives and hedging activities would have been higher by $10.4 million for the year ended December 31, 2012.

•
The $7.6 million in net losses on derivatives and hedging activities for the year included $10.4 million of net interest income on interest rate swaps accounted for as economic hedge derivatives, $7.9 million of net ineffectiveness-related losses on fair value hedges and $10.1 million of net losses on economic hedge derivatives (excluding net interest settlements), which were attributable primarily to the Bank’s interest rate basis swaps and stand-alone interest rate cap agreements.

•
The Bank held $5.5 billion (notional) of interest rate swaps and swaptions recorded as economic hedge derivatives with a net positive fair value of $13.1 million (excluding accrued interest) at December 31, 2012. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods. The timing of these losses will depend upon a number of factors including the relative level and volatility of future interest rates. In addition, as of December 31, 2012, the Bank held $3.9 billion (notional) of stand-alone interest rate cap agreements with a fair value of $0.3 million that hedge a portion of the interest rate risk posed by interest rate caps embedded in its collateralized mortgage obligation ("CMO") LIBOR floaters. If these agreements are held to maturity, the value of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.

•
Unrealized losses on the Bank's holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $35.2 million (15 percent of amortized cost) at December 31, 2012, as compared to $83.1 million (27 percent of amortized cost) at December 31, 2011. Based on its year-end analysis of the 30 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. The Bank’s operating results for 2012 included credit-related other-than-temporary impairment charges of $0.4 million on two of its investments in non-agency RMBS. For a discussion of the Bank’s analysis, see Note 5 to the Bank’s audited financial statements included in this report. If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS deteriorates beyond management’s current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired and/or losses on its other investments in non-agency residential MBS.

•
At all times during 2012, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $571.9 million at December 31, 2012 from $494.7 million at December 31, 2011.

•
During 2012, the Bank paid dividends totaling $4.6 million; the quarterly dividends during the year were paid at annualized rates equal to the upper end of the Federal Reserve’s target range for the federal funds rate plus 12.5 basis points for the applicable reference periods.

•
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to the Resolution Funding Corporation (“REFCORP”) with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ second quarter 2011 earnings. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by this assessment. In addition, beginning in the third quarter of 2011, the Bank allocates, on a quarterly basis, at least 20 percent of its net income to a restricted retained earnings account. Among other things, the Bank is prohibited from paying dividends out of this account; however, the allocations to, and restrictions associated with, this account have not had nor are they currently expected to have an effect on the Bank’s dividend payment practices. At December 31, 2012, the balance of the Bank's restricted retained earnings account was $22.3 million. For additional discussion, see Item 1 - Business - Capital - Retained Earnings.

•
While the Bank cannot predict how long the current economic conditions will continue, it does not expect that its advances balances will increase significantly for some period of time, and, therefore, its adjusted future earnings will likely be lower than they would have been otherwise. As advances are paid off, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in the outstanding advances. The Bank expects that its ability to adjust its capital levels in response to changes in the amount of advances outstanding combined with the accumulation of retained earnings in recent years will help to mitigate the negative impact that the subdued lending activity would otherwise be expected to have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the upper end of the target range for the federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Financial Condition
The following table provides selected period-end balances as of December 31, 2012, 2011 and 2010, as well as selected average balances for the years ended December 31, 2012, 2011 and 2010. As shown in the table, the Bank’s total assets increased by 5.9 percent (or $2.0 billion) during the year ended December 31, 2012 after decreasing by 14.9 percent (or $5.9 billion) during the year ended December 31, 2011. The increase in total assets during the year ended December 31, 2012 was attributable primarily to increases in the Bank's short-term liquidity portfolio ($2.8 billion) and the addition to the Bank's long-term investment portfolio of $0.8 billion in U.S. agency and other highly rated debentures (substantially all of which were purchased during the first half of 2012 and all of which were classified as available-for-sale), offset by declines in the Bank's long-term held-to-maturity securities portfolio ($1.2 billion) and advances ($0.4 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2012, total consolidated obligations increased by $2.8 billion, as consolidated obligation bonds increased by $5.6 billion and consolidated obligation discount notes decreased by $2.8 billion.
During the year ended December 31, 2011, the decrease in total assets of $5.9 billion was due largely to declines in the Bank's advances ($6.7 billion), short-term liquidity portfolio ($2.1 billion) and long-term held-to-maturity securities portfolio ($2.1 billion), partially offset by the addition to the Bank's long-term investment portfolio of $4.9 billion in U.S. agency and other highly rated debentures, all of which were purchased during the second half of 2011 and classified as available-for-sale.The funding for those assets also decreased during the year ended December 31, 2011, as consolidated obligation bonds decreased by $11.2 billion and consolidated obligation discount notes increased by $4.7 billion.

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2012			December 31, 2011			Balance at December 31, 2010
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$18,395	$(403)	(2.1)%	$18,798	$(6,658)	(26.2)%	$25,456
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	900	(230)	(20.4)	1,130	(470)	(29.4)	1,600
Securities purchased under agreements to resell	3,000	2,500	500.0	500	500	*	—
Federal funds sold	2,219	574	34.9	1,645	(2,122)	(56.3)	3,767
Loan to other FHLBank	—	(35)	(100.0)	35	35	*	—
Long-term investments
Available-for-sale securities	5,772	844	17.1	4,928	4,928	*	—
Held-to-maturity securities	5,200	(1,224)	(19.1)	6,424	(2,072)	(24.4)	8,496
Mortgage loans, net	121	(42)	(25.8)	163	(44)	(21.3)	207
Total assets	35,755	1,985	5.9	33,770	(5,920)	(14.9)	39,690
Consolidated obligations — bonds	25,698	5,628	28.0	20,070	(11,246)	(35.9)	31,316
Consolidated obligations — discount notes	6,984	(2,815)	(28.7)	9,799	4,667	90.9	5,132
Total consolidated obligations	32,682	2,813	9.4	29,869	(6,579)	(18.1)	36,448
Mandatorily redeemable capital stock	5	(10)	(66.7)	15	7	87.5	8
Capital stock	1,217	(39)	(3.1)	1,256	(345)	(21.5)	1,601
Retained earnings	572	77	15.6	495	43	9.5	452
Average total assets	35,479	2,083	6.2	33,396	(19,747)	(37.2)	53,143
Average capital stock	1,209	(123)	(9.2)	1,332	(796)	(37.4)	2,128
Average mandatorily redeemable capital stock	5	(9)	(64.3)	14	7	100.0	7
____________________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2012, 2011 and 2010.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$13,703	77%	$13,092	72%	$19,708	79%
Thrifts	2,612	15	3,486	19	3,686	15
Credit unions	1,160	6	1,162	6	1,215	5
Insurance companies	375	2	353	2	336	1
Total member advances	17,850	100	18,093	99	24,945	100
Housing associates	43	—	107	1	60	—
Non-member borrowers	35	—	79	—	56	—
Total par value of advances	$17,928	100%	$18,279	100%	$25,061	100%
Total par value of advances outstanding to CFIs (1)	$5,496	31%	$6,044	33%	$6,908	28%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2012, 2011 and 2010 based upon the definitions of CFIs that applied as of those dates.

Advances to members reached an all-time high near the end of the third quarter of 2008 when conditions in the financial markets were particularly unsettled. Advances have subsequently declined as market conditions calmed, the economy weakened and member deposit levels grew. From September 30, 2008 through December 31, 2012, outstanding advances (at par value) declined $49.9 billion or approximately 74 percent.
The Bank's advances balances decreased slightly during 2012. Advances to the Bank's five largest borrowers increased from $5.4 billion at December 31, 2011 to $6.1 billion at December 31, 2012 and the proportion of total advances attributable to the five largest borrowers increased from 30 percent to 34 percent at those same dates. This modest growth in advances to the Bank's largest borrowers was offset by $1.0 billion in net reductions of advances to the Bank's other members. The Bank believes that the low demand for advances was due largely to members’ continued high liquidity levels, which are primarily the result of high deposit levels, and subdued lending activity due to weak economic conditions.
During 2011, advances outstanding to the Bank’s five largest borrowers (as of December 31, 2010) decreased by $5.7 billion, including the maturity of $4.0 billion and $0.5 billion in advances to Wells Fargo Bank South Central, National Association ("Wells Fargo") and Comerica Bank, respectively (the Bank’s two largest borrowers at December 31, 2010). With no advances outstanding as of December 31, 2012 or 2011, Wells Fargo was no longer among the Bank's five largest borrowers as of those dates. In addition, $0.8 billion of maturing advances were repaid following the consolidation of several affiliated members’ charters into the charter of an affiliated out-of-district institution. Advances to the Bank's other members decreased by $0.3 billion during 2011.

At December 31, 2012, advances outstanding to the Bank’s five largest borrowers totaled $6.1 billion, representing 33.9 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2012.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,000	11.2%
Texas Capital Bank, N.A.	1,650	9.2
ViewPoint Bank, N.A.	895	5.0
Beal Bank USA	860	4.8
International Bank of Commerce	675	3.7
	$6,080	33.9%
As of December 31, 2011 and 2010, advances outstanding to the Bank’s five largest borrowers comprised $5.4 billion (29.8 percent) and $9.5 billion (37.8 percent), respectively, of the total advances portfolio.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2012 and 2011.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2012		December 31, 2011
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$13,543	75.5%	$13,662	74.7%
Adjustable/variable-rate indexed	2,066	11.6	2,100	11.5
Amortizing	2,319	12.9	2,517	13.8
Total par value	$17,928	100.0%	$18,279	100.0%
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
In addition, as described in Item 1 — Business, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.

Short-Term Liquidity Portfolio
At December 31, 2012, the Bank’s short-term liquidity portfolio was comprised of $2.2 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $3.0 billion of overnight reverse repurchase agreements. At December 31, 2011, the Bank’s short-term liquidity portfolio was comprised of $1.6 billion of overnight federal funds sold to domestic bank counterparties, $1.1 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, a $0.5 billion overnight reverse repurchase agreement and $35 million of overnight federal funds sold to another FHLBank. The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
Finance Agency regulations and Bank policies govern the Bank’s investments in unsecured money market instruments, such as overnight and term federal funds and commercial paper. Those regulations and policies establish limits on the amount of unsecured credit that may be extended to borrowers or to affiliated groups of borrowers, and require the Bank to base its investment limits on the long-term credit ratings of its counterparties.
As of December 31, 2012, the Bank’s overnight federal funds sold consisted of $2.0 billion sold to counterparties rated single-A and $0.2 billion sold to counterparties rated triple-B. The securities sold under agreements to repurchase were sold to a counterparty rated single-A. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2012 and 2011 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
December 31, 2012	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government-guaranteed obligations	$39	$56	$95	$39
Government-sponsored enterprises	—	5,258	5,258	—
Other	—	458	458	—
Total debentures	39	5,772	5,811	39

MBS portfolio
U.S. government-guaranteed obligations	13	—	13	13
Government-sponsored enterprises	4,947	—	4,947	5,025
Non-agency RMBS	201	—	201	207
Total MBS	5,161	—	5,161	5,245
Total long-term investments	$5,200	$5,772	$10,972	$5,284

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)
December 31, 2011
Debentures
U.S. government-guaranteed obligations	$45	$55	$100	$45
Government-sponsored enterprises	—	4,648	4,648	—
Other	—	225	225	—
Total debentures	45	4,928	4,973	45

MBS portfolio
U.S. government-guaranteed obligations	17	—	17	17
Government-sponsored enterprises	6,109	—	6,109	6,199
Non-agency RMBS	252	—	252	221
Total MBS	6,378	—	6,378	6,437
Total long-term investments	$6,423	$4,928	$11,351	$6,482

Prior to June 30, 2008, the Bank was precluded from purchasing additional MBS if such purchase would cause the aggregate book value of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (an amount equal to the Bank’s retained earnings plus amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes). On March 24, 2008, the Board of Directors of the Federal Housing Finance Board ("Finance Board") passed a resolution that authorized each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution required, among other things, that a FHLBank notify the Finance Board (now Finance Agency) prior to its first acquisition under the expanded authority.

On April 23, 2008, the Bank’s Board of Directors authorized an increase in the Bank’s MBS investment authority of 100 percent of its total regulatory capital. In accordance with the provisions of the resolution and Advisory Bulletin 2008-AB-01, “Temporary Increase in Mortgage-Backed Securities Investment Authority” dated April 3, 2008, the Bank notified the Finance Board’s Office of Supervision on April 29, 2008 of its intent to exercise the new investment authority in an amount up to an additional 100 percent of capital. On June 30, 2008, the Finance Board's Office of Supervision approved the Bank’s submission, thereby raising the Bank’s MBS investment authority from 300 percent to 400 percent of its total regulatory capital.
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
As of December 31, 2012, the Bank held $5.2 billion of MBS (at amortized cost), which represented 290 percent of its total regulatory capital at that date. As of December 31, 2011, the Bank held $6.4 billion of MBS (at amortized cost), which represented 364 percent of its total regulatory capital at that date. During January 2013, the Bank purchased an additional $290 million of GSE MBS, all of which were classified as held-to-maturity. The Bank intends to purchase additional GSE MBS to the extent it has the capacity to do so.
The following table provides the unpaid principal balances of the Bank’s MBS portfolio, by coupon type, as of December 31, 2012 and 2011.
UNPAID PRINCIPAL BALANCE OF MBS BY COUPON TYPE
(in millions)

	December 31, 2012			December 31, 2011
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
U.S. government-guaranteed obligations	$—	$13	$13	$—	$17	$17
Government-sponsored enterprises	2	4,997	4,999	2	6,186	6,188
Non-agency RMBS
Prime(1)	—	202	202	—	253	253
Alt-A(1)	—	54	54	—	64	64
Total MBS	$2	$5,266	$5,268	$2	$6,520	$6,522
____________________________________

(1)	Reflects the label assigned to the securities by the originator at the time of issuance.
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
As more fully discussed above in the sub-section entitled "Advances," the Bank's advances have declined significantly from their peak near the end of the third quarter of 2008. During the second half of 2011 and the first seven months of 2012, to further supplement its net interest income while advances volumes are reduced, the Bank purchased $4.9 billion and $0.8 billion, respectively, of GSE and other highly-rated debentures, the vast majority of which were non-MBS debt obligations of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Farm Credit System. Substantially all of these securities were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. The Bank does not currently expect to purchase any additional debentures during 2013.
During the years ended December 31, 2012 and 2010, the Bank acquired $0.7 billion and $1.1 billion, respectively, of LIBOR-indexed floating rate CMOs issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these securities are subject to interest rate caps. The Bank did not acquire any MBS during the year ended December 31, 2011. During the years ended December 31, 2012, 2011 and 2010, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $2.0 billion, $2.1 billion and $4.1 billion, respectively. The Bank did not sell any long-term investments during the years ended December 31, 2012, 2011 or 2010.
As of December 31, 2012, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch.

The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2012, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $35.6 million and $0.9 million, respectively. As of that date, $35.2 million (or 99 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-17 and F-19, respectively).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2012 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2012. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	2	$7,426	$7,426	$7,426	$6,998	$428
Single-A	4	16,091	16,093	16,093	15,216	877
Triple-B	3	18,460	18,463	18,463	17,345	1,118
Double-B	3	24,770	24,770	24,770	22,951	1,819
Single-B	5	38,164	38,087	36,425	30,656	7,431
Triple-C	12	125,514	117,277	82,790	94,637	22,640
Single-C	1	25,140	20,258	14,970	19,411	847
Total	30	$255,565	$242,374	$200,937	$207,214	$35,160
At December 31, 2012, the Bank’s portfolio of non-agency RMBS was comprised of 11 securities with an aggregate unpaid principal balance of $73 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $183 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2011, the Bank’s non-agency RMBS portfolio was comprised of 15 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $114 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $203 million. Four of the Bank's unimpaired non-agency RMBS were paid in full during the year ended December 31, 2012. The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2012 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime(5)
Fixed-rate collateral
2006	1	$25	$20	$19	$1	14.91%	3.12%	8.89%	3.12%
2003	6	26	26	25	1	1.60%	7.23%	3.94%	4.37%
Total fixed-rate prime collateral	7	51	46	44	2	8.15%	5.20%	6.38%	3.12%
Option ARM collateral
2005	15	141	138	115	23	27.38%	40.45%	43.05%	19.28%
2004	2	10	10	8	2	22.25%	26.68%	29.92%	25.58%
Total option ARM prime collateral	17	151	148	123	25	27.03%	39.51%	42.15%	19.28%
Total prime collateral	24	202	194	167	27	22.25%	30.83%	33.10%	3.12%
Alt-A(5)
Fixed-rate collateral
2005	1	17	16	13	3	13.06%	5.59%	6.84%	5.59%
2004	1	1	1	1	—	12.28%	69.82%	6.85%	69.82%
2002	2	4	4	4	—	8.50%	19.22%	4.52%	16.61%
Total fixed-rate Alt-A collateral	4	22	21	18	3	12.09%	10.29%	6.36%	5.59%
Option ARM collateral
2005	2	32	27	22	5	44.05%	27.18%	39.44%	22.63%
Total Alt-A collateral	6	54	48	40	8	31.09%	20.34%	26.03%	5.59%
Total non-agency RMBS	30	$256	$242	$207	$35	24.10%	28.64%	31.62%	3.12%

Total fixed-rate collateral	11	$73	$67	$62	$5	9.32%	6.72%	6.37%	3.12%
Total option ARM collateral	19	183	175	145	30	29.99%	37.37%	41.68%	19.28%
Total non-agency RMBS	30	$256	$242	$207	$35	24.10%	28.64%	31.62%	3.12%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2012, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 10.56 percent.

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

The following table provides the geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2012.
GEOGRAPHIC CONCENTRATION OF LOANS UNDERLYING
NON-AGENCY RMBS BY COLLATERAL TYPE

Fixed-Rate Collateral
California	40.0%
Florida	6.2
New York	5.3
Texas	5.0
Virginia	2.9
All other	40.6
100.0%
Option ARM Collateral
California	59.6%
Florida	10.5
New York	3.9
New Jersey	2.5
Virginia	2.3
All other	21.2
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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2012 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report. A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of December 31, 2012 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at December 31, 2012	Projected Prepayment Rates (2)			Projected Default Rates (2)			Projected Loss Severities (2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$25,965	35.34%	30.90%	39.43%	0.59%	0.14%	1.84%	23.02%	20.34%	28.50%
Alt-A(1)
2006	25,140	9.60%	9.60%	9.60%	37.23%	37.23%	37.23%	49.81%	49.81%	49.81%
2005	189,017	5.28%	3.76%	12.46%	45.03%	15.72%	64.23%	40.94%	31.12%	53.95%
2004	10,917	5.91%	5.45%	11.88%	40.11%	20.77%	42.00%	38.12%	37.06%	39.50%
2002	4,526	18.07%	16.38%	18.61%	5.61%	3.78%	11.44%	22.74%	19.60%	32.73%
Total Alt-A collateral	229,600	6.03%	3.76%	18.61%	43.17%	3.78%	64.23%	41.42%	19.60%	53.95%
Total non-agency RMBS	$255,565	9.01%	3.76%	39.43%	38.84%	0.14%	64.23%	39.55%	19.60%	53.95%
____________________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2012 under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that assumed home price changes for the fourth quarter of 2012 were 5 percentage points lower than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, home prices for the vast majority of housing markets were projected to decline by 3 percent to 7 percent during the fourth quarter of 2012. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

Months	Range of Annualized Rates
1 - 6	0.0% - 1.9%
7 - 12	0.0% - 2.0%
13 - 18	0.7% - 2.0%
19 - 30	1.3% - 2.7%
31 - 42	1.9% - 3.4%
43 - 66	1.9% - 4.0%
Thereafter	1.9% - 3.8%
As set forth in the table below, under the more stressful housing price scenario, seven of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of December 31, 2012 (as compared to no securities in the Bank's best estimate scenario as of that date). Six of the seven securities were previously determined to be other-than-temporarily impaired prior to December 31, 2012. The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price changes (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

	Year of Securitization	Collateral Type	Unpaid Principal Balance	Carrying Value	Fair Value	Credit Losses Recorded in Earnings During 2012	Hypothetical Credit Losses Under Stress-Test Scenario(2)	Collateral Delinquency(3)	Current Credit Enhancement(4)
Prime (1)
Security #3	2006	Fixed Rate	$25,140	$14,970	$19,411	$307	$917	14.9%	3.1%
Security #4	2005	Option ARM	10,215	6,498	8,093	—	96	22.5%	39.6%
Security #10	2005	Option ARM	6,816	4,266	4,699	—	140	35.3%	33.6%
Security #11	2005	Option ARM	8,340	5,734	6,324	—	1	46.6%	42.5%
Security #15	2005	Option ARM	14,883	14,883	11,556	—	1	23.7%	37.7%
Total Prime			65,394	46,351	50,083	307	1,155

Alt-A(1)
Security #5	2005	Option ARM	17,454	11,937	13,115	—	108	44.4%	30.9%
Security #14	2005	Fixed Rate	16,545	12,504	13,252	53	190	13.1%	5.6%
Total Alt-A			33,999	24,441	26,367	53	298

			$99,393	$70,792	$76,450	$360	$1,453
____________________________________

(1)
Security #5 and Security #14 are the only securities presented in the table above that were labeled as Alt-A by the originator at the time of issuance; however, based upon their current collateral or performance characteristics, all of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)
Represents the credit losses that would have been recorded in earnings during the year ended December 31, 2012 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of December 31, 2012.

(3)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2012, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 3.11 percent to 10.56 percent.

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

While substantially all of the Bank's MBS portfolio is comprised of CMOs with floating rate coupons ($5.3 billion par value at December 31, 2012) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2012, one-month LIBOR was 0.21 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($4.5 billion) was between 6.0 percent and 7.0 percent. As of December 31, 2012, one-month LIBOR rates were approximately 579 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $3.9 billion of interest rate caps with remaining maturities ranging from 13 months to 42 months as of December 31, 2012 and strike rates ranging from 6.0 percent to 7.0 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s current portfolio of stand-alone CMO-related interest rate cap agreements.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2014	$500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	700	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014	250	6.50%
First quarter 2015	150	6.75%
Second quarter 2015	250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%

	$3,900
Consolidated Obligations and Deposits
During the year ended December 31, 2012, the Bank’s outstanding consolidated obligations (at par value) increased by $2.8 billion; consolidated obligation bonds increased by $5.6 billion and consolidated obligation discount notes decreased by $2.8 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2012 and 2011.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2012		December 31, 2011
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$16,863	66.0%	$12,312	61.8%
Callable	1,900	7.4	3,956	19.9
Single-index variable-rate	4,225	16.5	895	4.5
Callable step-up	2,475	9.7	2,554	12.8
Callable step-down	100	0.4	—	—
Conversion	10	—	211	1.0
Total par value	$25,573	100.0%	$19,928	100.0%
Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Single-index variable-rate bonds have variable rate coupons that generally reset based on either one-month or three-month LIBOR or the daily federal funds rate; these bonds may contain caps that limit the increases in the floating rate coupons. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Conversion bonds have coupons that convert from fixed to variable on predetermined dates.

The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2012 and 2011 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligations that it issues to variable-rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable rate coupon on the interest rate swap that resets to either one-month or three-month LIBOR. Typically, the formula for the variable rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 15 basis points.
During the first half of 2010, the Bank’s funding needs were met primarily through the issuance of discount notes and variable-rate bonds. The Bank relied upon variable-rate bonds in part because they were more readily available in larger volumes as compared to some of the Bank’s other sources of LIBOR-indexed funds, such as swapped callable debt and short-maturity fixed-rate, non-callable debt. Furthermore, through the issuance of one-month LIBOR variable-rate bonds, the Bank was able to maintain (and based on its then existing projections, expected to maintain in what was then the near future) approximately equal balances of one-month LIBOR-indexed assets and liabilities (including the effects of LIBOR basis swaps). In the second quarter of 2010, due to concerns regarding the extent of the European sovereign debt problems, investors increased their demand for short-maturity high-quality debt, including FHLBank consolidated obligations. These concerns also led to an increase in LIBOR spot rates and a widening of interest rate swap spreads relative to debt spreads tied to high-quality benchmarks, including FHLBank consolidated obligations. The increased demand by investors for short-maturity consolidated obligations coupled with the widening in interest rate swap spreads enabled the Bank to issue two- and three-year fixed-rate non-callable debt and convert it to favorable LIBOR-based costs through the use of interest rate swaps. Furthermore, the spread between the rates on various money market instruments and LIBOR widened to an extent that the Bank was able to issue federal fund floater bonds and discount notes and enter into related interest rate swaps at attractive spreads to LIBOR.
Due to the significant decline in outstanding advances during the second half of 2010, the Bank’s funding needs declined substantially during that time period and remained relatively low during the years ended December 31, 2011 and 2012, with only $3.3 billion, $11.8 billion and $23.0 billion, respectively, of consolidated obligation bonds issued during these periods. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. The majority of the consolidated obligation bonds issued during the second half of 2010 and the year ended December 31, 2011 (based on par value) were swapped fixed-rate callable bonds, including step-up bonds, while the majority of the consolidated obligation bonds issued during 2012 were swapped fixed-rate non-callable bonds.
The Bank's discount note balance increased during 2011, as the Bank replaced some of its maturing consolidated obligations with discount notes to better match the maturities of its short-term assets. In addition, during the second half of 2011, the Bank used discount notes to fund the purchases of some of its available-for-sale securities. As these discount notes matured during 2012, many were replaced with non-callable bonds.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2012, 2011 and 2010, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 23 basis points, LIBOR minus 30 basis points and LIBOR minus 17 basis points, respectively.
The higher cost of consolidated obligation bonds issued during the year ended December 31, 2012, as compared to those issued during the year ended December 31, 2011, was primarily due to the Bank's increased use of non-callable debt, which generally has a higher cost relative to LIBOR than callable debt, as well as continued compression of all spreads due to the low rate environment.

The lower cost of consolidated obligation bonds issued during the year ended December 31, 2011, as compared to those issued during the year ended December 31, 2010, was primarily due to the Bank’s reduced need for funding, which allowed it to issue debt only when costs were relatively favorable. In addition, the Bank issued approximately $11.9 billion of variable-rate bonds in 2010, as compared to $0.7 billion of variable-rate bonds issued in 2011. The increased issuance of variable-rate bonds during the first half of 2010, which typically bear a higher LIBOR cost than the LIBOR cost that results from converting structured debt such as callable bonds to LIBOR (through the use of interest rate exchange agreements), contributed to the Bank’s less favorable funding costs during 2010, as compared to 2011.
Demand and term deposits were $1.2 billion and $1.5 billion at December 31, 2012 and 2011, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.22 billion and $1.26 billion at December 31, 2012 and 2011, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $1.33 billion for the year ended December 31, 2011 to $1.21 billion for the year ended December 31, 2012.
At December 31, 2012, the Bank’s five largest shareholders (which were also the Bank’s five largest borrowers) held $290 million of capital stock, which represented 23.8 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2012.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2012
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$89,084	7.3%
Texas Capital Bank, N.A.	85,310	7.0
International Bank of Commerce	40,153	3.3
ViewPoint Bank, N.A.	38,020	3.1
Beal Bank USA	37,621	3.1
	$290,188	23.8%
As of December 31, 2012, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Effective April 18, 2011, the membership investment requirement was reduced from 0.06 percent to 0.05 percent of each member’s total assets as of December 31, 2010, and the maximum membership investment requirement was reduced from $25,000,000 to $10,000,000. Effective April 20, 2012, the membership investment requirement was further reduced from 0.05 percent to 0.04 percent of each member’s total assets as of December 31, 2011 (and each December 31 thereafter), and the maximum membership investment requirement was further reduced to $7,000,000. There were no changes to the membership investment requirement during the year ended December 31, 2010. There were no changes to the activity-based investment requirement during the years ended December 31, 2012, 2011 or 2010.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred during the period from January 30, 2010 through July 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. Surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement for the repurchases that occurred during the period from October 29, 2010 through January 31, 2012 and as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement for the repurchases that occurred during the period from April 30, 2012 through January 31, 2013. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred during the period from April 30, 2012 through January 31, 2013, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2012, excess stock held by the Bank’s members and former members totaled $246 million, which represented 0.7 percent of the Bank’s total assets as of that date.
The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2010.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 29, 2010	1,065,595	$106,560	$—
April 30, 2010	704,308	70,431	—
July 30, 2010	513,708	51,371	—
October 29, 2010	1,322,278	132,228	—
January 31, 2011	1,024,586	102,459	—
April 29, 2011	1,470,359	147,036	119
July 29, 2011	940,037	94,004	—
October 31, 2011	1,193,470	119,347	—
January 31, 2012	1,073,567	107,357	—
April 30, 2012	1,899,070	189,907	197
July 31, 2012	1,391,780	139,178	—
October 31, 2012	1,989,082	198,908	—
January 31, 2013	1,984,274	198,427	—
Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require issuers to classify as liabilities certain financial instruments that embody obligations for the issuer (hereinafter referred to as “mandatorily redeemable financial instruments”). Pursuant to these requirements, the Bank generally reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, because the shares of capital stock then typically meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statements of income. As the repurchases presented in the table above are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying these repurchases to meet the definition of mandatorily redeemable financial instruments.
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2012, 2011 and 2010, the Bank did not receive any stock redemption notices.

Mandatorily redeemable capital stock outstanding at December 31, 2012, 2011 and 2010 was $4.5 million, $15.0 million and $8.1 million, respectively. For the years ended December 31, 2012, 2011 and 2010, average mandatorily redeemable capital stock was $5.4 million, $14.4 million and $7.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).
The following table presents capital stock outstanding, by type of institution, as of December 31, 2012 and 2011.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial banks	$897	73%	$894	70%
Thrifts	142	12	193	15
Credit unions	132	11	111	9
Insurance companies	46	4	58	5
Total capital stock classified as capital	1,217	100	1,256	99
Mandatorily redeemable capital stock	5	—	15	1
Total regulatory capital stock	$1,222	100%	$1,271	100%
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
ASC 815 requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives are recorded each period in current earnings. ASC 815 also sets forth conditions that must exist in order for balance sheet items to qualify for hedge accounting. If an asset or liability qualifies for fair value hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying hedge has an impact on current earnings.
Under ASC 815, periodic earnings variability occurs in the form of the net difference between changes in the fair values of the hedge (the derivative instrument) and the hedged item (the asset or liability), if any, for accounting purposes. For the Bank, two types of hedging relationships are primarily responsible for creating earnings volatility.
The first type involves transactions in which the Bank enters into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item (e.g., an advance, investment security or consolidated obligation). In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made and the changes in the fair values of the derivative and the hedged item are considered identical and offsetting (hereinafter referred to as the short-cut method). However, if the derivative or the hedged item do not have certain characteristics defined in ASC 815, the assumption of “no ineffectiveness” cannot be made, and the derivative and the hedged item must be marked to fair value independently (hereinafter referred to as the long-haul method). Under the long-haul method, the two components of the hedging relationship are marked to fair value using different discount rates, and the resulting changes in fair value are generally slightly different from one another. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of the Bank’s net income. Further, during periods in which short-term interest rates are volatile, the Bank may experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating rate leg of its interest rate swaps. The floating-rate legs of most of the Bank’s fixed-for-floating interest rate swaps reset every three months and are then fixed until the next reset date. When short-term rates change significantly between the reset date and the valuation date, discounting the cash flows of the floating-rate leg at current market rates until the swap’s next reset date can cause near-term volatility in the Bank’s earnings. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for the Bank.
The second type of hedging relationship that creates earnings volatility involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for hedge accounting under ASC 815 or are not designated in an ASC 815 hedging relationship (hereinafter referred to as an “economic hedge”). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its floating-rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable-rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps if these instruments are held until their maturity. In addition, from time-to-time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR and it uses interest rate swaps to convert variable-rate consolidated obligations from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one-month or three-month LIBOR). From time to time, the Bank also uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. Excluding net interest settlements, the impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps and federal funds floater swaps to maturity.
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
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2012, 2011 and 2010, the Bank’s notional balance of interest rate exchange agreements was $40.6 billion, $42.8 billion and $36.4 billion, respectively, while its total assets were $35.8 billion, $33.8 billion and $39.7 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount. The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2012, 2011 and 2010.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Short-Cut Method	Long-Haul Method	Economic Hedges	Total
December 31, 2012
Advances	$5,235	$1,517	$55	$6,807
Investments	—	4,925	3,900	8,825
Consolidated obligation bonds	—	19,401	650	20,051
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	214	214
Total notional balance	$5,235	$25,843	$9,519	$40,597
December 31, 2011
Advances	$5,897	$1,617	$220	$7,734
Investments	—	4,184	3,900	8,084
Consolidated obligation bonds	—	16,395	750	17,145
Consolidated obligation discount notes	—	—	5,047	5,047
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	123	123
Total notional balance	$5,897	$22,196	$14,740	$42,833
December 31, 2010
Advances	$6,786	$1,835	$169	$8,790
Investments	—	—	3,700	3,700
Consolidated obligation bonds	—	14,650	1,600	16,250
Consolidated obligation discount notes	—	—	913	913
Balance sheet	—	—	6,700	6,700
Intermediary positions	—	—	44	44
Total notional balance	$6,786	$16,485	$13,126	$36,397

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2012 and 2011.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2012	2011
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$3,906	$4,431
		Economic	5	20
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,818	3,055

Interest rate cap	Offsets the interest rate cap embedded in a variable-rate advance.	Fair Value	28	28

Interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with an optional advance commitment.	Economic	50	200
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable rate index.	Fair Value	4,925	4,184
Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	3,900	3,900
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	14,865	9,447
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	4,501	6,592
Receive floating with embedded features, pay floating interest rate swap (callable)	Offsets the interest rate cap and option risk embedded in the bond.	Fair Value	35	356
Receive floating, pay floating basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Economic	650	750
Consolidated Obligation Discount Notes
Receive fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	—	5,047
Balance Sheet
Pay floating, receive floating basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset's or liability’s variable rate to the same variable rate index as the funding source or asset being funded.	Economic	4,700	4,700
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	104	93
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	110	30
Total			$40,597	$42,833

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2012, 2011 and 2010.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Year ended December 31, 2012
Amortization/accretion of hedging activities in net interest income (1)	$—	$104	$(3)	$—	$—	$—	$101
Net interest settlements included in net interest income (2)	(176)	(175)	157	—	—	—	(194)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(2)	(6)	—	—	—	—	(8)
Net gains (losses) on economic hedges	—	(4)	3	1	(2)	(8)	(10)
Net interest settlements on economic hedges	—	—	—	1	—	9	10
Total net gain (loss) on derivatives and hedging activities	(2)	(10)	3	2	(2)	1	(8)
Net impact of derivatives and hedging activities	(178)	(81)	157	2	(2)	1	(101)
Net gain on hedged financial instruments held at fair value	—	—	—	—	2	—	2
	$(178)	$(81)	$157	$2	$—	$1	$(99)
Year ended December 31, 2011
Amortization/accretion of hedging activities in net interest income (1)	$4	$26	$(22)	$—	$—	$—	$8
Net interest settlements included in net interest income (2)	(220)	(46)	272	—	—	—	6
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(2)	(3)	—	—	—	(5)
Net gains (losses) on economic hedges	—	(17)	(4)	(1)	(12)	7	(27)
Net interest settlements on economic hedges	—	—	2	2	—	3	7
Total net gain (loss) on derivatives and hedging activities	—	(19)	(5)	1	(12)	10	(25)
Net impact of derivatives and hedging activities	(216)	(39)	245	1	(12)	10	(11)
Net gain on hedged financial instruments held at fair value	—	—	—	—	12	—	12
	$(216)	$(39)	$245	$1	$—	$10	$1
Year ended December 31, 2010
Amortization/accretion of hedging activities in net interest income (1)	$1	$—	$(27)	$—	$—	$—	$(26)
Net interest settlements included in net interest income (2)	(279)	—	420	—	—	—	141
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(1)	—	—	—	—	—	(1)
Net gains (losses) on economic hedges	—	(32)	(8)	(1)	3	2	(36)
Net interest settlements on economic hedges	—	—	12	5	—	2	19
Total net gain (loss) on derivatives and hedging activities	(1)	(32)	4	4	3	4	(18)
Net impact of derivatives and hedging activities	(279)	(32)	397	4	3	4	97
Net loss on hedged financial instruments held at fair value	—	—	—	—	(3)	—	(3)
	$(279)	$(32)	$397	$4	$—	$4	$94
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master agreements), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are netted for purposes of measuring credit exposure. The master agreements require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government-guaranteed or agency debt securities) if credit risk exposures rise above the thresholds.
The notional amount of interest rate exchange agreements does not reflect the Bank's credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. As discussed above, the Bank’s master agreements with its non-member counterparties contain unsecured credit exposure thresholds that must be met before collateral is required to be delivered by one party to the other party. Once the counterparties agree to the valuations of the interest rate exchange agreements, and if it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral (or return a sufficient amount of previously remitted collateral) to reduce the unsecured credit exposure to zero (or, in the case of pledged securities, to an amount equal to the discount applied to the securities under the terms of the master agreement). Collateral is delivered (or returned) daily when these thresholds are met.
As of December 31, 2012, cash collateral totaling $1.2 billion had been delivered by the Bank to its non-member derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank held as collateral securities with an estimated fair value of $3.9 million from its non-member derivative counterparties under the terms of the collateral exchange agreements.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2012 and 2011.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure (3)
Non-member counterparties
Liability positions with credit exposure
Aa (4)	2	$4,499.0	$(87.9)	$88.0	$—	$0.1
A	2	7,255.3	(186.4)	186.9	—	0.5
Baa (5)	2	10,628.5	(498.0)	499.4	—	1.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	6	22,382.8	(772.3)	774.3	—	2.0

Asset positions without credit exposure	1	1,000.0	3.6	—	(3.9)	—
Liability positions without credit exposure (5)	6	17,107.1	(456.8)	454.1	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	7	18,107.1	(453.2)	454.1	(3.9)	—
Total non-member counterparties	13	40,489.9	(1,225.5)	$1,228.4	$(3.9)	$2.0

Member institutions (6)
Asset positions	8	45.9	7.0
Liability positions	4	61.2	(1.8)
Total member institutions	12	107.1	5.2

Total	25	$40,597.0	$(1,220.3)
____________________________________

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of December 31, 2012.

(2)	Includes amounts that had not settled as of December 31, 2012.

(3)	Cash collateral totaling $1.7 million was returned to the Bank in early January 2013.

(4)
The figures for Aa-rated counterparties as of December 31, 2012 include transactions with a counterparty that is affiliated with a member institution. Transactions with this counterparty had an aggregate notional principal of $1.4 billion as of December 31, 2012 and represented a net credit exposure of $0.1 million to the Bank as of December 31, 2012.

(5)
The figures for Baa-rated counterparties as of December 31, 2012 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $8.6 billion as of December 31, 2012 and represented a net credit exposure of $1.0 million to the Bank as of December 31, 2012. In addition, the figures for liability positions without credit exposure as of December 31, 2012 include transactions with another counterparty that is also affiliated with the same non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $3.8 billion as of December 31, 2012.

(6)	This product offering and the associated collateral provisions are discussed in the paragraph below.
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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse. Cleared trades will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives through a central clearinghouse may or may not reduce the counterparty credit risk typically associated with bilateral transactions, certain requirements, including margin provisions, for cleared trades have the potential to make derivative transactions more costly for the Bank. The Dodd-Frank Act will also change the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including minimum margin and capital requirements imposed by regulators on one or both counterparties to the transactions. Any changes to the margin or capital requirements associated with uncleared trades could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk.
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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 109 percent and 110 percent at December 31, 2012 and 2011, respectively. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2012, 2011 and 2010 was $81.8 million, $47.8 million and $104.7 million, respectively. The Bank’s net income for 2012 represented a return on average capital stock (“ROCS”) of 6.76 percent, which was 662 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 3.59 percent in 2011 and 4.92 percent in 2010; these rates of return exceeded the average effective federal funds rate for those years by 349 basis points and 474 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the fluctuation in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”) and, through the second quarter of 2011, it was also obligated to contribute a portion of its earnings to REFCORP. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the second quarter of 2011. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment. Prior to the third quarter of 2011, assessments for AHP and REFCORP, which are more fully described below, equated to a minimum 26.5 percent effective assessment rate for the Bank. Beginning in the third quarter of 2011, the minimum effective assessment rate is equal to the AHP assessment rate of 10 percent. In 2012, 2011 and 2010, the effective assessment rates were 10.0 percent, 17.0 percent and 26.5 percent, respectively. In those years, the combined AHP and REFCORP assessments were $9.1 million, $9.8 million and $37.8 million, respectively. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.

Income Before Assessments
During 2012, 2011 and 2010, the Bank’s income before assessments was $90.9 million, $57.6 million and $142.6 million, respectively.
The $33.3 million increase in income before assessments for 2012 as compared to 2011 was attributable to a $19.2 million improvement in other income/loss, a $9.4 million increase in net interest income and a $4.7 million reduction in other expenses.
The $85.0 million decrease in income before assessments for 2011 as compared to 2010 was attributable to an $82.4 million decrease in net interest income and a $2.7 million negative change in other income/loss, offset by a $0.1 million reduction in other expenses.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
In 2012, 2011 and 2010, the Bank’s net interest income was $161.4 million, $152.0 million and $234.4 million, respectively, and its net interest margin was 45 basis points, 46 basis points and 44 basis points, respectively. The increase in net interest income from 2011 to 2012 was due primarily to an increase in the average balances of the Bank's interest-earning assets from $33.4 billion in 2011 to $36.2 billion in 2012. The decline in net interest income in 2011, as compared to 2010, was primarily the result of a decrease in the average balances of the Bank's interest-earning assets from $53.0 billion in 2010 to $33.4 billion in 2011.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2012, 2011 and 2010.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)
Assets
Interest-bearing deposits (b)	$938	$1	0.15%	$394	$—	0.09%	$185	$—	0.19%
Securities purchased under agreements to resell	2,753	5	0.16%	898	1	0.08%	—	—	—%
Federal funds sold (c)	1,741	2	0.13%	2,201	2	0.09%	3,831	6	0.15%
Investments
Trading	7	—	—%	6	—	—%	335	—	0.13%
Available-for-sale (e)	5,596	30	0.54%	1,363	6	0.42%	—	—	—%
Held-to-maturity (e)	5,663	68	1.19%	7,449	83	1.11%	10,257	135	1.31%
Advances (f)	19,367	195	1.01%	20,899	221	1.06%	38,123	326	0.85%
Mortgage loans held for portfolio	142	8	5.56%	184	10	5.56%	235	13	5.52%
Total earning assets	36,207	309	0.85%	33,394	323	0.97%	52,966	480	0.91%
Cash and due from banks	133			379			318
Other assets	119			101			229
Derivatives netting adjustment (b)	(939)			(419)			(308)
Fair value adjustment on available-for-sale securities (e)	6			(3)			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (e)	(47)			(56)			(62)
Total assets	$35,479	309	0.87%	$33,396	323	0.97%	$53,143	480	0.90%
Liabilities and Capital
Interest-bearing deposits (b)	$1,143	—	0.03%	$1,312	—	0.02%	$1,294	1	0.05%
Consolidated obligations
Bonds	23,350	140	0.60%	25,229	167	0.66%	44,269	234	0.53%
Discount notes	8,823	8	0.10%	4,875	4	0.08%	4,794	11	0.22%
Mandatorily redeemable capital stock and other borrowings	9	—	0.30%	17	—	0.37%	8	—	0.43%
Total interest-bearing liabilities	33,325	148	0.44%	31,433	171	0.54%	50,365	246	0.49%
Other liabilities	1,379			633			612
Derivatives netting adjustment (b)	(939)			(419)			(308)
Total liabilities	33,765	148	0.44%	31,647	171	0.54%	50,669	246	0.48%
Total capital	1,714			1,749			2,474
Total liabilities and capital	$35,479		0.42%	$33,396		0.51%	$53,143		0.46%
Net interest income		$161			$152			$234
Net interest margin			0.45%			0.46%			0.44%
Net interest spread			0.41%			0.43%			0.42%
Impact of non-interest bearing funds			0.04%			0.03%			0.02%
____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2012, 2011 and 2010 in the table above include $938 million, $394 million and $185 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2012, 2011 and 2010 in the table above include $1 million, $25 million and $123 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $10.4 million, $6.6 million and $18.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include prepayment fees on advances.
Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to low short-term interest rates in 2012, 2011 and 2010, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 4 basis points in 2012, 3 basis points in 2011 and 2 basis points in 2010. The Bank’s net interest spread (based on reported results, which exclude net interest payments on economic hedge derivatives) was 41 basis points in 2012, 43 basis points in 2011 and 42 basis points in 2010.
Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread. In 2012, 2011 and 2010, the Bank used approximately $4.7 billion, $5.3 billion and $7.9 billion (average notional balances), respectively, of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $1.0 billion, $1.7 billion and $2.1 billion (average notional balances), respectively, of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes, and approximately $0.7 billion, $1.0 billion and $2.9 billion (average notional balances), respectively, of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $10.4 million, $6.6 million and $18.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts. In addition, the Bank's net interest margin would have been 48 basis points, 47 basis points and 48 basis points for the years ended December 31, 2012, 2011 and 2010, respectively, and its net interest spread would have been 44 basis points, 44 basis points and 46 basis points, respectively, for those same periods.
The slightly higher net interest spread (inclusive of net interest payments on economic hedge derivatives) in 2010 was due largely to higher yields on the Bank’s agency CMO portfolio, which resulted from higher discount accretion associated with those securities. During the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to repurchase loans that were at least 120 days delinquent from the mortgage pools underlying the CMOs guaranteed by those institutions. The initial purchases, which included delinquent loans that had accumulated up to that point in time, occurred during the period from February 2010 through May 2010, with additional purchases of delinquent loans occurring thereafter as needed. The repayments resulting from these repurchases resulted in approximately $13.5 million of accelerated accretion of the purchase discounts associated with the Bank’s investments in certain of these securities during the first half of 2010. Such repurchases by Fannie Mae and Freddie Mac did not have a significant impact on the Bank’s net interest income during the second half of 2010 or the years ended December 31, 2012 or 2011.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2012 and 2011 and between 2011 and 2010 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2012 vs. 2011 Increase (Decrease) Due To			2011 vs. 2010 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$1	$—	$1	$—	$—	$—
Securities purchased under agreements to resell	2	2	4	1	—	1
Federal funds sold	(1)	1	—	(2)	(2)	(4)
Investments
Available-for-sale	22	2	24	6	—	6
Held-to-maturity	(21)	6	(15)	(33)	(19)	(52)
Advances	(16)	(10)	(26)	(171)	66	(105)
Mortgage loans held for portfolio	(2)	—	(2)	(3)	—	(3)
Total interest income	(15)	1	(14)	(202)	45	(157)
Interest expense
Interest-bearing deposits	—	—	—	—	(1)	(1)
Consolidated obligations
Bonds	(12)	(15)	(27)	(116)	49	(67)
Discount notes	3	1	4	—	(7)	(7)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(9)	(14)	(23)	(116)	41	(75)
Changes in net interest income	$(6)	$15	$9	$(86)	$4	$(82)

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2012, 2011 and 2010.

OTHER INCOME (LOSS)
(in thousands)

	2012	2011	2010
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$441	$1,948	$12,145
Economic hedge derivatives related to consolidated obligation discount notes	524	1,729	5,018
Stand-alone economic hedge derivatives (basis swaps)	9,486	3,043	1,669
Member/offsetting swaps	19	10	5
Economic hedge derivatives related to advances	(60)	(114)	(101)
Total net interest income associated with economic hedge derivatives	10,410	6,616	18,736
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	(8,081)	7,076	2,033
Federal funds floater swaps	2,565	(3,648)	(8,176)
Interest rate caps related to held-to-maturity securities	(3,458)	(17,103)	(31,930)
Discount note swaps	784	(1,281)	(1,324)
Member/offsetting swaps and caps	32	126	36
Swaptions related to optional advance commitments	(1,947)	(11,685)	3,248
Other economic hedge derivatives (advance swaps and caps)	16	101	59
Total fair value losses related to economic hedge derivatives	(10,089)	(26,414)	(36,054)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(2,013)	(248)	(744)
Available-for-sale securities and associated hedges	(5,467)	(1,422)	—
Consolidated obligation bonds and associated hedges	(429)	(3,064)	323
Total fair value hedge ineffectiveness	(7,909)	(4,734)	(421)
Total net losses on derivatives and hedging activities	(7,588)	(24,532)	(17,739)
Net gains (losses) on unhedged trading securities	476	(59)	459
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(360)	(6,103)	(2,554)
Gains (losses) on other liabilities carried at fair value under the fair value option (optional advance commitments)	2,498	12,032	(3,575)
Gains on early extinguishment of debt	—	415	440
Letter of credit fees	4,659	5,253	5,804
Other, net	2,518	(3,923)	2,906
Total other	9,791	7,615	3,480
Total other income (loss)	$2,203	$(16,917)	$(14,259)
Economic Hedge Derivatives
The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of December 31, 2012, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.7 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At December 31, 2012, the carrying values of the Bank’s federal funds floater swaps totaled $0.8 million, excluding net accrued interest receivable.

From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. The Bank did not have any discount note swaps outstanding as of December 31, 2012.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of December 31, 2012, the Bank was a party to 6 interest rate basis swaps with an aggregate notional amount of $4.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. There were no terminations of interest rate basis swaps during the year ended December 31, 2012. During the year ended December 31, 2011, the Bank sold one interest rate basis swap with a $1.0 billion notional balance; proceeds from the sale totaled $0.5 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. In addition, one interest rate basis swap with a $1.0 billion notional balance matured during the year ended December 31, 2011. During the year ended December 31, 2010, the Bank sold three interest rate basis swaps with an aggregate $2.0 billion notional balance; proceeds from the sales totaled $5.4 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transactions. In 2010, the Bank also sold a portion of another interest rate basis swap ($1.0 billion notional balance); proceeds from this sale totaled $3.1 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. At December 31, 2012, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $12.1 million, excluding net accrued interest receivable.
If the Bank holds its federal funds floater swaps and interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments aggregating $12.9 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held 16 interest rate cap agreements having a total notional amount of $3.9 billion as of December 31, 2012. The premiums paid for these caps totaled $38.6 million. The Bank did not terminate any interest rate caps during the years ended December 31, 2012 or 2011. During the year ended December 31, 2010, the Bank terminated four interest rate caps with an aggregate notional amount of $1.0 billion. Proceeds from these terminations totaled $2.5 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At December 31, 2012, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.3 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.

Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net losses of $7.9 million, $4.7 million and $0.4 million in 2012, 2011 and 2010, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2012, 2011 and 2010, the change in fair value of derivatives associated with specific advances that were not in qualifying hedging relationships was $16,000, $101,000 and $59,000, respectively.
Other
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see Note 5 to the audited financial statements included in this annual report.
During the years ended December 31, 2011 and 2010, the Bank entered into optional advance commitments with aggregate par values totaling $50 million and $150 million, respectively, excluding commitments to fund Community Investment Program and Economic Development Program advances (see Item 1 - Business - Products and Services - Community Investment Cash Advances for a discussion of these programs), of which commitments with an aggregate par value of $50 million remained outstanding as of December 31, 2012. Under each of these commitments, the Bank sold an option to a member that provides (or provided) the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has (or had) satisfied all of the customary requirements for that advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank irrevocably elected to carry these optional advance commitments at fair value under the fair value option.
During 2011 and 2010, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. In 2011 and 2010, the Bank repurchased $0.3 billion and $1.0 billion, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $0.4 million in both of these years. The Bank did not early extinguish any debt during 2012. In addition, during 2011, the Bank transferred a consolidated obligation with a par value of $15 million to the FHLBank of San Francisco. In connection with the transfer (i.e., debt extinguishment), the FHLBank of San Francisco became the primary obligor for the transferred debt. The gain on this transaction totaled $32,000. The Bank did not transfer any consolidated obligations to other FHLBanks during 2012 or 2010.
For the years ended December 31, 2012, 2011 and 2010, letter of credit fees totaled $4.7 million, $5.3 million and $5.8 million, respectively. At December 31, 2012, 2011 and 2010, outstanding letters of credit totaled $2.9 billion, $3.3 billion and $4.6 billion, respectively.
In the table on page 67, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of service fees offset by, in 2011, a charge related to a derivative counterparty dispute. In 2011, “other, net” was reduced by a $6.7 million charge to settle a dispute related to the September 2008 bankruptcy of Lehman Brothers Special Financing, Inc. (“LBSF”). Prior to its bankruptcy, LBSF had served as one of the Bank’s derivative counterparties. This settlement is more fully discussed in Note 13 to the audited financial statements included in this annual report.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance totaled $72.7 million, $77.4 million and $77.5 million in 2012, 2011 and 2010, respectively.
Compensation and benefits totaled $40.2 million for the year ended December 31, 2012, compared to $42.4 million for the year ended December 31, 2011. The decrease of $2.2 million was due primarily to a $3.2 million year-over-year decrease in expenses associated with the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a multiemployer defined benefit plan in which the Bank participates. The decrease in these expenses resulted primarily from the pension funding provisions contained in the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which was signed into law by the President of the United States on July 6, 2012. The reduction in the Bank's pension costs was partially offset by cost-of-living and merit increases.

Compensation and benefits totaled $42.4 million for the year ended December 31, 2011, compared to $44.0 million for the year ended December 31, 2010. The decrease of $1.6 million was due primarily to a $3.8 million year-over-year decrease in expenses associated with the Pentegra DB Plan. In 2011 and 2010, the Bank elected to make supplemental contributions of $1.0 million and $5.2 million, respectively, to the Pentegra DB Plan. These supplemental contributions were made to improve the funded status of the plan (for additional discussion, see Note 15 to the audited financial statements included in this annual report). The reduction in the Bank's pension costs was partially offset by cost-of-living and merit increases and an increase in the Bank’s average headcount (which rose from 200 employees in 2010 to 204 employees in 2011).
Other operating expenses for the years ended December 31, 2012, 2011 and 2010 were $27.4 million, $28.0 million and $28.7 million, respectively. The small decreases in other operating expenses from 2011 to 2012 and from 2010 to 2011 resulted from offsetting increases and decreases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $2.4 million, $2.3 million and $1.9 million in 2012, 2011 and 2010, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $2.7 million, $4.7 million and $2.9 million, respectively. The Finance Agency's assessment in 2011 included one-time costs associated with the establishment of the Finance Agency's Office of Inspector General and the consolidation of the Finance Agency's office facilities, as well as the reallocation of some of the Finance Agency's assessments among the 12 FHLBanks. The Bank's allocable share of the Finance Agency's assessments, based on the ratio of the Bank's minimum required regulatory capital to the aggregate minimum required regulatory capital of all FHLBanks, was also lower in 2012.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock) and, prior to the third quarter of 2011, after the REFCORP assessment described below, to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2012, 2011 and 2010, the Bank’s AHP assessments totaled $9.1 million, $5.3 million and $11.6 million, respectively.
Also as required by statute, each FHLBank was obligated through the second quarter of 2011 to contribute 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. The FHLBanks were required to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity was April 15, 2030. The Bank's REFCORP assessment was computed by subtracting its AHP assessment from reported income before assessments and multiplying the result by 20 percent. On August 5, 2011, the Finance Agency certified that the payments made to REFCORP in July 2011 (which were derived from the FHLBanks’ earnings for the second quarter of 2011) were sufficient to fully satisfy the FHLBanks' obligations to REFCORP. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment. During the years ended December 31, 2011 and 2010, the Bank charged $4.5 million and $26.2 million, respectively, of REFCORP assessments to earnings.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2012, the Bank’s short-term liquidity portfolio was comprised of $2.2 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $3.0 billion of overnight reverse repurchase agreements.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds.
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2011, the Bank assumed consolidated obligation bonds from the FHLBank of New York with par amounts totaling $150 million. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2012 or 2010.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2012, the Bank’s estimated operational liquidity requirement was $1.5 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $12.7 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2012, the Bank’s estimated contingent liquidity requirement was $2.9 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $11.3 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the years ended December 31, 2012, 2011 and 2010.
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
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2012.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$9,618.5	$11,897.7	$875.0	$3,182.0	$25,573.2
Mandatorily redeemable capital stock	1.5	0.6	2.4	—	4.5
Operating leases	0.3	0.5	0.5	0.1	1.4
Purchase obligations
Advances	75.4	1.8	—	—	77.2
Letters of credit	2,686.9	197.8	38.8	23.8	2,947.3
Pension and post-retirement	0.8	0.2	0.3	0.6	1.9
Total contractual obligations	$12,383.4	$12,098.6	$917.0	$3,206.5	$28,605.5
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2012, excess stock held by the Bank’s members and former members totaled $246.3 million, of which $2.5 million was classified as mandatorily redeemable.
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
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2012, the Bank’s credit risk, market risk and operations risk capital requirements were $241 million, $70 million and $93 million, respectively. These requirements were $180 million, $85 million and $79 million, respectively, at December 31, 2011.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2012 or December 31, 2011. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2012, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2012 and 2011, see the audited financial statements included in this report (specifically, Note 14 beginning on page F-40).
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
As of December 31, 2012, the Bank’s derivatives portfolio included $5.2 billion (notional amount) that was accounted for using the short-cut method, $25.8 billion (notional amount) that was accounted for using the long-haul method, and $9.5 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2011, the Bank’s derivatives portfolio included $5.9 billion (notional amount) that was accounted for using the short-cut method, $22.2 billion (notional amount) that was accounted for using the long-haul method, and $14.7 billion (notional amount) that did not qualify for hedge accounting.

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
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the years ended December 31, 2012, 2011 and 2010, the Bank recorded total other-than-temporary impairment losses on certain of its non-agency RMBS classified as held-to-maturity. The fair values of these securities were estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities were classified as Level 3 measurements in the fair value hierarchy.
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
Prior to December 31, 2012, the Bank used the LIBOR swap curve to discount cash flows when determining the fair values of its interest rate exchange agreements. The Bank determined that most market participants had as of December 31, 2012 begun using the overnight index swap (“OIS”) curve to value certain collateralized interest rate exchange agreements and, as a result, the Bank concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on its interest rate exchange agreements at that date. The impact of this change was not significant as of December 31, 2012. However, depending upon the spreads between LIBOR and OIS rates, the use of the OIS curve to value the Bank's interest rate exchange agreements could result in increased hedge ineffectiveness on long-haul hedging relationships in the future, which could potentially lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material.

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
Recently, the Bank conducted reviews of the four pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures. In addition, while the vendors' proprietary models are not available for review by the Bank, the Bank reviewed for reasonableness the underlying inputs and assumptions for a sample of securities that were priced by each of the four vendors.
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
The Bank’s fair value measurement methodologies for its assets and liabilities are more fully described in the audited financial statements accompanying this report (specifically, Note 16 beginning on page F-48).
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
In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact that such a change would have on the credit losses recorded in earnings at December 31, 2012. The results of that more stressful analysis are presented on page 50 of this report.
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
As of December 31, 2012, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $2.0 million and $54.5 million, respectively. At that date, the carrying values of these investment securities totaled $1.0 billion and $2.5 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2012, 2011 and 2010:
Investments
(in thousands)

	Carrying Value at December 31,
	2012	2011	2010
Trading securities
Mutual fund investments related to employee benefit plans	$7,541	$6,034	$5,317
Total trading securities	7,541	6,034	5,317
Available-for-sale debentures
U.S. government-guaranteed obligations	56,417	54,865	—
Government-sponsored enterprises	5,257,994	4,647,771	—
Other	457,742	225,061	—
Total available-for-sale debentures	5,772,153	4,927,697	—
Held-to-maturity securities
U.S. government-guaranteed obligations	38,759	45,342	51,946
Mortgage-backed securities
U.S. government-guaranteed obligations	12,973	16,692	20,038
Government-sponsored enterprises	4,947,206	6,109,080	8,096,361
Non-agency residential mortgage-backed securities	200,937	252,496	328,084
Total held-to-maturity mortgage-backed securities	5,161,116	6,378,268	8,444,483
Total held-to-maturity securities	5,199,875	6,423,610	8,496,429
Total securities	10,979,569	11,357,341	8,501,746
Interest-bearing deposits	254	223	208
Securities purchased under agreements to resell	3,000,000	500,000	—
Federal funds sold	2,219,000	1,645,000	3,767,000
Loan to other FHLBank	—	35,000	—
Total investments	$16,198,823	$13,537,564	$12,268,954

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2012. Maturities are based on the contractual maturities of the securities.
INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
Mutual fund investments related to employee benefit plans	$7,541	$—	$—	$—	$7,541
Total trading securities	7,541	—	—	—	7,541
Available-for-sale debentures
U.S. government-guaranteed obligations	—	21,434	34,983	—	56,417
Government-sponsored enterprises	—	3,066,384	2,184,786	6,824	5,257,994
Other	—	261,212	196,530	—	457,742
Total available-for-sale debentures	—	3,349,030	2,416,299	6,824	5,772,153
Held-to-maturity securities
U.S. government-guaranteed obligations	503	10,331	19,355	8,570	38,759
Mortgage-backed securities
U.S. government-guaranteed obligations	—	—	1,389	11,584	12,973
Government-sponsored enterprises	—	860	32,469	4,913,877	4,947,206
Non-agency residential mortgage-backed securities	—	3,445	19,221	178,271	200,937
Total held-to-maturity securities	503	14,636	72,434	5,112,302	5,199,875
Total securities	8,044	3,363,666	2,488,733	5,119,126	10,979,569
Interest-bearing deposits	254	—	—	—	254
Securities purchased under agreements to resell	3,000,000	—	—	—	3,000,000
Federal funds sold	2,219,000	—	—	—	2,219,000
Total investments	$5,227,298	$3,363,666	$2,488,733	$5,119,126	$16,198,823
Yields
Trading securities	1.72%	—%	—%	—%	1.72%
Available-for-sale debentures
U.S. government-guaranteed obligations	—	1.19	2.07	—	1.74
Government-sponsored enterprises	—	1.68	2.24	2.15	1.91
Other	—	1.33	2.04	—	1.63
Yield on available-for-sale debentures	—	1.65	2.22	2.15	1.89
Held-to-maturity securities
U.S. government-guaranteed obligations	3.01	0.77	0.78	0.44	0.73
Mortgage-backed securities
U.S. government-guaranteed obligations	—	—	0.62	0.66	0.66
Government-sponsored enterprises	—	0.55	0.95	0.76	0.76
Non-agency residential mortgage-backed securities	—	0.60	0.67	0.51	0.53
Yield on held-to-maturity securities	3.01	0.72	0.82	0.75	0.75
Yield on total securities	1.80%	1.65%	2.18%	0.75%	1.35%
Other available-for-sale debentures consisted of securities with a fair value of $457,742,000 at December 31, 2012 that were issued by the Private Export Funding Corporation. GSEs were the only other issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2012.

Mortgage Loan Portfolio Analysis
The Bank’s outstanding mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2012 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2012	2011	2010	2009	2008
Real estate mortgages	$121,478	$162,645	$207,168	$259,617	$327,059
Nonperforming real estate mortgages	$994	$1,203	$1,254	$1,115	$370
Real estate mortgages past due 90 days or more and still accruing interest(1)	$313	$944	$857	$2,515	$2,295
Interest contractually due during the year on nonaccrual loans	$61
Interest actually received during the year on nonaccrual loans	$18
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2012 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2012	2011	2010	2009	2008
Balance, beginning of year	$192	$225	$240	$261	$263
Chargeoffs	(9)	(33)	(15)	(21)	(2)
Balance, end of year	$183	$192	$225	$240	$261
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2012.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.1%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.2
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	14.1
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	70.6
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.0
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $107.6 million at December 31, 2012. These deposits mature as follows: $106.6 million in less than three months and $1.0 million in six to twelve months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2012, 2011 and 2010 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2012	2011	2010
Consolidated obligation bonds
Outstanding at year end	$3,100	$2,350	$1,250
Weighted average rate at year end	0.18%	0.13%	0.37%
Daily average outstanding for the year	$2,825	$1,490	$5,029
Weighted average rate for the year	0.18%	0.20%	0.47%
Highest outstanding at any month end	$3,800	$2,350	$13,120
Consolidated obligation discount notes
Outstanding at year end	$6,984	$9,799	$5,132
Weighted average rate at year end	0.15%	0.06%	0.15%
Daily average outstanding for the year	$8,823	$4,875	$4,794
Weighted average rate for the year	0.10%	0.08%	0.22%
Highest outstanding at any month end	$10,609	$9,799	$7,062
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
In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (many of which bear fixed interest rates and have relatively long maturities) available for members to borrow in the form of advances. Holding fixed-rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with certain terms and features, and consolidated obligations with a different set of terms and features, the Bank typically converts both longer maturity assets and longer maturity liabilities to a LIBOR floating rate index, and attempts to manage the interest spread between the pools of floating-rate assets and liabilities.
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
However, in the normal course of business, the Bank also acquires assets whose structural characteristics and/or size reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets include small fixed-rate, fixed-term advances; small fixed-schedule amortizing advances; and floating-rate mortgage-related securities with embedded caps. These assets require the Bank to employ risk management strategies in which the Bank hedges against aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate exchange agreements, such as fixed-for-floating interest rate swaps, floating-rate basis swaps or interest rate caps, to manage these aggregated risks.

Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2011 through December 2012.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2011 through December 2012. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2011	$1.888	$1.791	(5.14)%	$1.977	4.71%	$1.849	(2.07)%	$1.935	2.49%

January 2012	1.788	1.714	(4.14)%	1.870	4.59%	1.761	(1.51)%	1.836	2.68%
February 2012	1.871	1.770	(5.40)%	1.957	4.60%	1.830	(2.19)%	1.918	2.51%
March 2012	1.901	1.793	(5.68)%	1.989	4.63%	1.858	(2.26)%	1.947	2.42%

April 2012	1.740	1.658	(4.71)%	1.819	4.54%	1.707	(1.90)%	1.784	2.53%
May 2012	1.846	1.788	(3.14)%	1.906	3.25%	1.822	(1.30)%	1.886	2.17%
June 2012	1.890	1.822	(3.60)%	1.950	3.17%	1.860	(1.59)%	1.929	2.06%

July 2012	1.812	1.775	(2.04)%	1.861	2.70%	1.795	(0.94)%	1.847	1.93%
August 2012	1.901	1.847	(2.84)%	1.951	2.63%	1.876	(1.32)%	1.934	1.74%
September 2012	1.963	1.914	(2.50)%	2.016	2.70%	1.941	(1.12)%	1.997	1.73%

October 2012	1.798	1.756	(2.34)%	1.851	2.95%	1.781	(0.95)%	1.832	1.89%
November 2012	1.917	1.881	(1.88)%	1.972	2.87%	1.902	(0.78)%	1.954	1.93%
December 2012	1.927	1.868	(3.06)%	1.983	2.91%	1.903	(1.25)%	1.961	1.76%
____________________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2011 through December 2012.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2011	0.59	(0.55)	0.04	1.20	2.65	3.83	4.71	4.71

January 2012	0.58	(0.48)	0.10	2.12	2.19	3.43	4.54	4.47
February 2012	0.57	(0.47)	0.10	1.92	2.88	4.07	4.85	4.78
March 2012	0.55	(0.47)	0.08	1.82	3.06	4.27	4.54	4.58

April 2012	0.52	(0.44)	0.08	1.93	2.44	3.63	4.80	4.74
May 2012	0.47	(0.41)	0.06	1.50	1.54	2.43	4.20	4.15
June 2012	0.49	(0.41)	0.08	1.74	1.79	2.57	4.01	3.99

July 2012	0.46	(0.39)	0.07	1.63	1.29	1.77	3.46	3.45
August 2012	0.48	(0.39)	0.09	1.88	1.75	2.25	3.56	3.56
September 2012	0.48	(0.40)	0.08	1.80	1.59	2.05	3.55	3.55

October 2012	0.47	(0.42)	0.05	1.23	1.50	2.15	3.35	3.35
November 2012	0.48	(0.44)	0.04	1.22	1.26	1.75	3.21	3.22
December 2012	0.47	(0.40)	0.07	1.56	1.87	2.54	3.39	3.41
____________________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2012.
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
Because individual assets and liabilities with longer maturities are typically converted to floating rates at the time they are acquired or issued, mismatches can develop between the reset dates for aggregate balances of floating-rate assets and floating-rate liabilities. The mismatch between the average time to repricing of the assets and the liabilities converted to floating rates in this manner can, however, cause the Bank’s duration of equity to fluctuate by as much as 0.50 years from month to month. While the realization of these reset timing differences is generally not material to the Bank’s results of operations under normal market conditions in which one-month and three-month LIBOR rates change in relatively modest increments, these reset timing differences can have a more significant impact during periods in which short-term LIBOR rates are volatile. As a result, the Bank analyzes these reset timing differences and periodically enters into hedging transactions, such as basis swaps or forward rate agreements, to reduce the risk they pose to the Bank’s periodic earnings.
In the normal course of business, the Bank also acquires assets whose structural characteristics and/or size limit the Bank’s ability to enter into interest rate exchange agreements having mirror image cash flows. These assets include fixed-rate, fixed-schedule, amortizing advances and mortgage-related assets. The Bank manages the interest rate risk of these assets by issuing non-callable liabilities, and by entering into interest rate exchange agreements that are not designated against specific assets or liabilities for accounting purposes (stand-alone or economic derivatives). These hedging transactions serve to preserve the value of the asset and minimize the impact of changes in interest rates on the spread between the asset and liability due to maturity mismatches.
In the normal course of business, the Bank may issue fixed-rate advances in relatively small sizes (e.g., $1.0 — $5.0 million) that are too small to efficiently hedge on an individual basis. These advances may require repayment of the entire principal at maturity or may have fixed amortization schedules that require repayment of portions of the original principal each month or at other specified intervals over their term. This activity tends to extend the Bank’s duration of equity over time. To monitor and hedge this risk, the Bank periodically evaluates the amount of its unhedged advances and may issue a corresponding amount of fixed-rate debt with similar maturities or enter into interest rate swaps to offset the interest rate risk created by the pool of fixed-rate assets.
As of December 31, 2012, the Bank also held approximately $5.3 billion (par value) of floating rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank currently holds a total of $3.9 billion of stand-alone interest rate caps with strike rates ranging from 6.0 percent to 7.0 percent and maturities ranging from 2014 to 2016. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
Because the majority of the Bank’s floating rate debt is indexed to three-month LIBOR, the Bank’s portfolio of floating-rate CMOs and other assets indexed to one-month LIBOR also presents risk to periodic changes in the spread between one-month and three-month LIBOR. To offset this risk, the Bank maintains a portfolio of basis swaps that convert three-month repricing debt to one-month repricing frequency.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2012, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
As noted above, the Bank typically manages interest rate risk on a transaction by transaction basis as much as possible. To the extent that the Bank finds it necessary or appropriate to modify its interest rate risk position, it would normally do so through one or more cash or interest rate derivative transactions, or a combination of both. For instance, if the Bank wished to shorten its duration of equity, it would typically do so by issuing additional fixed-rate debt with maturities that correspond to the maturities of specific assets or pools of assets that have not previously been hedged. This same result might also be implemented by executing one or more interest rate swaps to convert specific assets from a fixed rate to a floating rate of interest. A similar approach would be taken if the Bank determined it was appropriate to extend rather than shorten its duration.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2012, 2011 and 2010, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-56.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2012 and 2011.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$81,296	$78,600	$79,302	$70,267	$309,465
Net interest income	40,646	40,557	41,727	38,459	161,389
Other income (loss)
Credit component of other-than temporary impairment losses on held-to-maturity securities	(214)	(146)	—	—	(360)
Net gains (losses) on trading securities	182	(122)	309	107	476
Net gains (losses) on derivatives and hedging activities	2,577	(39)	(7,108)	(3,018)	(7,588)
Gains on other liabilities carried at fair value under the fair value option	1,142	1,223	130	3	2,498
Letter of credit fees and other, net	1,742	1,734	1,866	1,835	7,177
Other expense	19,110	18,198	17,195	18,208	72,711
AHP assessments	2,697	2,502	1,973	1,918	9,090
Net income	24,268	22,507	17,756	17,260	81,791

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$88,970	$81,187	$75,553	$77,238	$322,948
Net interest income	42,123	37,403	34,871	37,584	151,981
Other income (loss)
Credit component of other-than temporary impairment losses on held-to-maturity securities	(1,378)	(2,344)	(1,615)	(766)	(6,103)
Net gains (losses) on trading securities	129	45	(549)	316	(59)
Net gains (losses) on derivatives and hedging activities	(6,515)	(14,058)	(8,959)	5,000	(24,532)
Gains (losses) on other liabilities carried at fair value under the fair value option	(861)	4,994	6,508	1,391	12,032
Gains on early extinguishment of debt	369	46	—	—	415
Letter of credit fees and other, net	1,989	2,129	2,020	(4,808)	1,330
Other expense	20,157	19,148	19,166	18,948	77,419
AHP and REFCORP assessments	4,166	2,359	1,312	1,978	9,815
Net income	11,533	6,708	11,798	17,791	47,830
As discussed previously in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, changes in the fair values of the Bank’s stand-alone derivatives can be a source of considerable volatility in the Bank’s earnings. In the aggregate, the recorded fair value changes in the Bank’s stand-alone derivatives were ($14.2 million) during the second quarter of 2011. The aggregate fair value changes associated with these derivatives were not as significant in the other quarterly periods presented.

During the fourth quarter of 2011, the Bank recorded a $6.7 million charge to settle a dispute related to the September 2008 bankruptcy of Lehman Brothers Special Financing, Inc. (“LBSF”). Prior to its bankruptcy, LBSF had served as one of the Bank’s derivative counterparties. The settlement amount is included in "letter of credit fees and other, net." For additional discussion, see Note 13 to the audited financial statements included in this annual report.
Beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment. For additional discussion, see Note 12 to the audited financial statements included in this annual report.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2012 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2012, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on May 31, 2012, the Director of the Finance Agency designated that, for 2013, the Bank would have 9 member directors and 7 independent directors. With respect to the director elections that the Bank conducted during calendar year 2012, for terms beginning January 1, 2013, the order designated that two member directors would be elected in Texas, one member director would be elected in Louisiana and one independent director would be elected.
The term of office of each directorship commencing on or after January 1, 2009 is four years, except as was adjusted by the Finance Agency in order to achieve a staggered board of directors (such that approximately one-fourth of the terms expire each year). All of the directors that were elected for terms beginning January 1, 2013 will serve four-year terms that will expire on December 31, 2016.
Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2013, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
As determined by the Bank, at least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The remainder of the independent directors must have demonstrated knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; or the law. The independent director’s knowledge of or experience in the above areas should be commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. The Bank’s Board of Directors has designated three of its independent directors, C. Kent Conine, James W. Pate, II and Dianne W. Bolen, as public interest directors.
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

2013 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 25, 2013):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
James H. Clayton, Chairman (Member)	61	2005	2014	(a)(b)(c)(d)(e)(f)(g)
Mary E. Ceverha, Vice Chairman (Independent)	68	2004	2014	(a)(b)(c)(d)(e)(f)(g)
Dianne W. Bolen (Independent)	64	2012	2014	(e)(f)
Patricia P. Brister (Independent)	66	2008	2015	(c)(e)(g)
Tim H. Carter (Member)	58	2013	2016	(b)(c)
C. Kent Conine (Independent)	58	2007	2013	(e)(f)(g)
Julie A. Cripe (Member)	59	2010	2013	(a)(b)(e)
W. Wesley Hoskins (Member)	61	2013	2016	(e)(f)
Charles G. Morgan, Jr. (Member)	51	2004	2013	(b)(d)(g)
James W. Pate, II (Independent)	63	2007	2013	(c)(f)
Joseph F. Quinlan, Jr. (Member)	65	2008	2016	(a)(d)(g)
Robert M. Rigby (Member)	66	2010	2015	(a)(d)
John P. Salazar (Independent)	70	2010	2015	(d)(e)
Margo S. Scholin (Independent)	62	2007	2016	(b)(d)
Anthony S. Sciortino (Member)	65	2003	2013	(c)(e)(g)
Ron G. Wiser (Member)	56	2010	2014	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning Committee

(e)	Member of Government Relations Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive Committee
James H. Clayton is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2013. Mr. Clayton serves as Chairman and Chief Executive Officer of Planters Bank and Trust Company in Indianola, Mississippi. He joined Planters Bank and Trust Company, a member of the Bank, in 1976 and has served as Chairman and Chief Executive Officer since 2003. From 1984 to 2003, Mr. Clayton served as a board member, President and Chief Executive Officer. Since 1984, he has also served as a director of Planters Holding Company, a privately held enterprise. Mr. Clayton is a past president of the Indianola Chamber of Commerce and past chairman of the Mississippi Bankers Association. He previously served on the Government Relations Council of the American Bankers Association (“ABA”) and was a member of its BankPac Committee. Mr. Clayton currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. He also serves as Chairman of the Executive Committee of the Bank’s Board of Directors.
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

Dianne W. Bolen serves as Executive Director of the Mississippi Home Corporation in Jackson, Mississippi and has served in that capacity since 1997. The Mississippi Home Corporation is a state housing finance agency that provides rental and homeownership programs to persons of low to moderate income. Ms. Bolen joined the Mississippi Home Corporation in 1990. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. Ms. Bolen has also served as Assistant Secretary Treasurer since 1990. Ms. Bolen currently serves on the board of directors of the National Council of State Housing Agencies and she co-chairs its Municipal Disclosure Task Force. She is a member of the National Mortgage Bankers Association and the Affordable Housing Tax Credit Coalition. Ms. Bolen also serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors. She previously served on the Bank's affordable housing Advisory Council from 1998 through 1999 and from 2007 through 2009.
Patricia P. Brister serves as President of St. Tammany Parish in Mandeville, Louisiana and has served in that capacity since December 2011. Since March 2006, she has served on the board of directors of Habitat for Humanity St. Tammany West and from March 2007 to March 2009 she served as chairman of the board of directors of Habitat for Humanity St. Tammany West. From January 2009 to September 2011, she served as Executive Director of the Northshore Business Council. In 2007 and 2008, Ms. Brister served as a director of Volunteers of America – Greater New Orleans. From June 2006 to January 2008, she served as the United States Ambassador to the United Nations Commission on the Status of Women. She previously served as a Councilwoman for St. Tammany Parish from 2000 to 2007 and is a past chairman of the Women’s Build Habitat for Humanity. From 1975 to 2000, Ms. Brister served as Secretary/Treasurer of Brister-Stephens, Inc., a privately owned mechanical contracting company in the New Orleans area. Ms. Brister currently serves as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. She previously served as a director of the Bank from 2002 to 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004.
Tim H. Carter serves as a director, President and Chief Executive Officer of OmniAmerican Bank (a member of the Bank located in Fort Worth, Texas) and its publicly traded holding company, OmniAmerican Bancorp, Inc., and has served in such capacities since June 2007. Mr. Carter is a current board member of Texas Wesleyan University, the TCU Business School International Board of Visitors and the Van Cliburn Foundation, and he currently serves as the board chair of The Fort Worth Club and the Hill School. Mr. Carter is a past president and chief executive officer of the United Way of Metropolitan Tarrant County and a former president of the Harris Methodist Health Foundation.
C. Kent Conine serves as President of Conine Residential Group, Inc. and has served in that capacity since 1995. Based in Dallas, Texas, Conine Residential Group, Inc. is a privately held company that specializes in single-family home building and subdivision development and the construction, management and development of multifamily apartment communities. From 1997 to December 2011, Mr. Conine served on the board of directors of the Texas Department of Housing & Community Affairs ("TDHCA") and was chairman of the board of directors of TDHCA from 2009 to 2011. He is also a past president of the National Association of Home Builders. From July 2004 to February 2008, he served on the board of directors of NGP Capital Resources Company (“NGP”), a publicly traded financial services company that invests primarily in small and mid-size private energy companies. NGP is a registered investment company under the Investment Company Act of 1940, as amended. Mr. Conine currently serves as the Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
Julie A. Cripe serves as a board member, President and Chief Executive Officer of OMNIBANK, N.A. in Houston, Texas. Ms. Cripe has served as President since 1999 and as Chief Executive Officer since May 2007. She has served as a director of OMNIBANK, N.A, a member of the Bank, since 1992. From 1999 to May 2007, she also served as Chief Operating Officer of OMNIBANK, N.A. Since August 2007, Ms. Cripe has also served as a Vice President of Bancshares, Inc., OMNIBANK, N.A.’s privately held holding company. She currently serves on the board of directors of the ABA Housing Partners and is the chairman of the American Festival for the Arts. Ms. Cripe previously served as a board member of The Chaplaincy Fund, a support organization for chaplaincy programs at MD Anderson Hospital in Houston, Texas, and she is a past chairman of the Education Foundation Board of the ABA. Ms. Cripe currently serves as Vice Chairman of the Bank's Audit Committee.

W. Wesley Hoskins serves as Chairman, President and Chief Executive Officer of First Community Bank (a member of the Bank located in Corpus Christi, Texas) and its privately held holding company, Coastal Bend Bancshares, Inc., and has served in such capacities since August 1997. In addition, Mr. Hoskins has served as a director and President of WBH Inc., a privately held real estate holding company in Premont, Texas since August 1996 and as President of LTF Holdings, Inc., a privately held real estate holding company in Corpus Christi, Texas since September 2010.
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
James W. Pate, II serves as Executive Director of the New Orleans Area Habitat for Humanity and has served in that capacity since 2000. He has worked with affiliates of Habitat for Humanity for over 21 years. Mr. Pate currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.
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
Anthony S. Sciortino serves as Chairman, President and Chief Executive Officer of State-Investors Bank in Metairie, Louisiana. Mr. Sciortino joined State-Investors Bank, a member of the Bank, in 1975 and has served as Chairman since October 2008 and as a board member, President and Chief Executive Officer since 1985. Since July 2011, Mr. Sciortino has also served as Chairman, President and Chief Executive Officer of State Investors Bancorp, Inc., State-Investors Bank's publicly traded holding company. He currently serves on the board of directors of the Better Business Bureau of Greater New Orleans. Mr. Sciortino previously served as a board member and treasurer of the New Orleans Area Habitat for Humanity and he is a past chairman of the Community Bankers of Louisiana. He currently serves as Chairman of the Government Relations Committee of the Bank’s Board of Directors. Mr. Sciortino previously served as a director of the Bank from 1990 to 1996.

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
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that Mr. Wiser qualifies as an “audit committee financial expert” as defined by SEC rules. The Bank is required by SEC rules to disclose whether Mr. Wiser is “independent” and, in making that determination, is required to apply the independence standards of a national securities exchange or an inter-dealer quotation system. For this purpose, the Bank has elected to use the independence standards of the New York Stock Exchange. Under those standards, the Bank’s Board of Directors has determined that presumptively its member directors, including Mr. Wiser, are not independent. However, Mr. Wiser is independent under applicable Finance Agency regulations and under Rule 10A-3 of the Exchange Act related to the independence of audit committee members. For more information regarding director independence, see Item 13 – Certain Relationships and Related Transactions, and Director Independence.
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

Ms. Bolen was appointed by the Bank’s Board of Directors to fulfill the unexpired term of an independent director beginning November 5, 2012. Ms. Bolen brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and finance. She serves as the Executive Director and Assistant Secretary Treasurer for the Mississippi Home Corporation. From 1998 through 1999 and from 2007 through 2009, Ms. Bolen served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Ms. Bolen currently serves on the board of directors of the National Council of State Housing Agencies and she co-chairs its Municipal Disclosure Task Force.
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
Mr. Conine was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. He brings to the Board extensive knowledge of affordable housing, homebuilding, mortgage finance and government relations. Mr. Conine heads a company that specializes in the development of single-family and multifamily housing. From 1997 to 2011, he served as a director of the Texas Department of Housing and Community Affairs and was chairman of the board of directors of TDHCA from 2009 to 2011. In 2003, he served as president of the National Association of Home Builders. Mr. Conine has testified before the U.S. Congress on proposed legislation regarding GSEs and he also served on the board of directors of another SEC registrant from July 2004 to February 2008.
Mr. Pate was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2010. He has served on the Bank’s Board of Directors since April 10, 2007. Mr. Pate brings a combination of affordable housing/economic development expertise and legal training to the Board. He serves as Executive Director of the New Orleans Area Habitat for Humanity, the largest developer of low-income housing in New Orleans, and has worked with affiliates of Habitat for Humanity for over 21 years. As a former practicing attorney, Mr. Pate developed expertise in matters involving human resources and compensation.
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
Ms. Scholin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2013. She has served on the Bank’s Board of Directors since April 10, 2007. As a former partner with Baker Botts L.L.P. for 20 years, she brings a wealth of legal experience to the Board. Prior to her retirement in December 2010, Ms. Scholin specialized in general corporate, corporate finance and securities law (including securities law reporting) and she has extensive knowledge of regulatory issues. Through her service on other boards and experience representing clients, she has also developed expertise in corporate governance and compliance matters.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 25, 2013). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Terry Smith	56	President and Chief Executive Officer	1986
Michael Sims	47	Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer	1998
Nancy Parker	60	Chief Operating Officer and Executive Vice President — Operations	1994
Paul Joiner	60	Senior Vice President and Chief Strategy Officer	1986
Tom Lewis	50	Senior Vice President and Chief Accounting Officer	2003
Terry Smith serves as President and Chief Executive Officer of the Bank and has served in such capacity since August 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of the Bank, responsible for the financial and risk management, credit and collateral, financial services, accounting, and information systems functions. Mr. Smith joined the Bank in January 1986 to coordinate the hedging and asset/liability management functions, and was promoted to Chief Financial Officer in 1988. He served in that capacity until his appointment as Chief Operating Officer in 1991. Mr. Smith currently serves on the Council of Federal Home Loan Banks. He previously served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions and the Investment Committee for the Pentegra Defined Benefit Plan for Financial Institutions. In addition, Mr. Smith is the immediate past Vice Chairman of the Board of Directors of the FHLBanks Office of Finance and he has previously served as Chairman of the Risk Committee and as Chairman of the Audit Committee of the FHLBanks Office of Finance.
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
The Board of Directors has also adopted a Code of Conduct and Ethics for Employees that applies to all employees of the Bank, including the Senior Financial Officers, and a Code of Conduct and Ethics and Conflict of Interest Policy for Directors that applies to all directors of the Bank (each individually a “Code of Conduct and Ethics” and together the “Codes of Conduct and Ethics”). The Codes of Conduct and Ethics embody the Bank’s commitment to high standards of ethical and professional conduct. The Codes of Conduct and Ethics set forth policies on standards for conduct of the Bank’s business, the protection of the rights of the Bank and others, and compliance with laws and regulations applicable to the Bank and its employees and directors. All employees and directors are required to annually certify that they have read and complied with the applicable Code of Conduct and Ethics. A copy of the Code of Conduct and Ethics for Employees is available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Conduct and Ethics for Employees.” A copy of the Code of Conduct and Ethics and Conflict of Interest Policy for Directors is available on the Bank’s website by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Conduct and Ethics and Conflict of Interest Policy for Directors.” Information on the Bank's website does not constitute part of this report.

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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable the Bank to achieve its short- and long-term strategic business objectives. For our executives, we attempt to accomplish this goal through a mix of base salary, short- and long-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 115. For 2012, our named executive officers were: Terry Smith, President and Chief Executive Officer; Michael Sims, Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer; Nancy Parker, Chief Operating Officer and Executive Vice President — Operations; Paul Joiner, Senior Vice President and Chief Strategy Officer; and Tom Lewis, Senior Vice President and Chief Accounting Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s responsibilities and individual performance and our overall business results. For 2012, the Committee and Board of Directors defined the competitive market for our executives (other than Mr. Smith) as the other 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) and non-depository financial services institutions with approximately $20 billion in assets as represented by broad-

based survey data provided by the Economic Research Institute ("ERI"). Aside from the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based compensation, we purposely exclude this form of compensation from our comparative analyses because, as a cooperative whose stock can only be held by member institutions, we cannot offer equity-based incentives.
For 2012 and prior years, the Committee and Board of Directors believed that the most relevant competitive market for our President and Chief Executive Officer was the other 11 FHLBanks. As a result, only market data for the other FHLBanks was used in the competitive pay analysis for Mr. Smith. The Committee and Board of Directors believed that the other 11 FHLBanks represented the most relevant competitive market for Mr. Smith based on the unique nature of our business operations and our desire to retain Mr. Smith’s services given his tenure with us and his extensive knowledge of the FHLBank System. Generally, it has been our overall intent to provide total direct compensation, comprised of base salary and targeted incentive opportunities, for Mr. Smith at or above the median compensation for the FHLBank Presidents. For our other executive officers, it has generally been our overall intent to provide total direct compensation at or near the competitive market median for comparable positions.
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
In August 2011, the Committee and Board of Directors engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) to conduct the annual competitive market analysis of Mr. Smith’s total direct compensation, taking into consideration the competitive market pay data for the 12 FHLBank Presidents as provided by the 2011 FHLBank Key Position Compensation Survey conducted by Reimer Consulting. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.
Also in August 2011, we engaged Pearl Meyer to conduct a competitive market pay study for our other executive officers in connection with the determination of their compensation for 2012. Pearl Meyer utilized compensation and specific salary survey data provided by ERI, a recognized leader in survey analyses and web-based collection of compensation survey data. The ERI database consists of both proxy statement information and a compilation of compensation data obtained from numerous sources, including subscriber-provided data and purchased surveys. While the information gathered from proxy statements can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Pearl Meyer used ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”). This SIC code is comprised of the following primary sub-categories: 611 — Federal and Federally-sponsored Credit Agencies; 614 — Personal Credit Institutions; 615 — Business Credit Institutions; and 616 — Mortgage Bankers and Brokers. There were in excess of 200 institutions in the database for non-depository credit institutions (SIC code 6100) at the time the analysis was conducted. Using regression analysis, the ERI software database enabled Pearl Meyer to statistically approximate the competitive market survey data for the requested executive positions at non-depository financial services institutions with approximately $20 billion in assets.
Mr. Smith utilized the information provided by the Pearl Meyer study and the results of the 2011 FHLBank Key Position Compensation Survey when making his compensation decisions for our named executive officers for 2012. For those positions that did not allow for precise comparisons, Mr. Smith made subjective adjustments based on his experience and general knowledge of the competitive market.
Elements of Executive Compensation
We rely upon a mix of base salary, short- and long-term incentive compensation, benefits and limited perquisites to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
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
In response to this guidance, the Committee engaged McLagan Partners to provide insight and analysis as it considered the framework for a long-term incentive compensation plan for our executive officers, among others. On April 25, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved our initial LTIP (the "2010 LTIP"), subject to the Finance Agency’s review. The Finance Agency’s review period expired on May 28, 2010 and we did not receive an objection to the 2010 LTIP. The 2010 LTIP was retroactively effective as of January 1, 2010 and it covered the three-year performance period that ended on December 31, 2012.

On December 20, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved our 2011 LTIP, subject to the Finance Agency's review. On July 21, 2011, the Finance Agency provided comments to the Committee regarding the 2011 LTIP. In response to those comments, the Board, acting upon a recommendation from the Committee, approved certain modifications to the 2011 LTIP on August 5, 2011. Among other modifications, the weight given to the LTIP goal achievement in the annual incentive award calculations was increased from 35 percent to 50 percent and the weight given to the VPP goal achievement was reduced from 65 percent to 50 percent, as further described below. On September 22, 2011, the Finance Agency informed us that it did not object to the revised 2011 LTIP. The 2011 LTIP was retroactively effective as of January 1, 2011 and it covers the three-year performance period that will end on December 31, 2013.
On December 7, 2011, the Board of Directors, acting upon a recommendation from the Committee, approved our 2012 LTIP, subject to the Finance Agency's review. On July 18, 2012, the Finance Agency informed us that it did not object to the 2012 LTIP. The 2012 LTIP was retroactively effective as of January 1, 2012 and it covers the three-year performance period that will end on December 31, 2014.
In connection with the approvals of the 2010, 2011 and 2012 LTIPs, the Board of Directors modified the formulas that are used to compute awards under our annual VPP beginning in 2012, as it relates to our named executive officers and the other designated LTIP participants. These modifications reduce the amounts that can be earned under our VPP such that the LTIP participants’ combined annual incentive opportunities (relating to both short-term and long-term incentives) remain substantially the same as they were under our VPP in years prior to 2012 (that is, 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers) with certain exceptions. Among other things, the 2010 LTIP provided for additional incentive payments equal to either 5 percent or 10 percent of a participant’s base salary as of January 1, 2010 if certain achievement levels were met and the 2011 and 2012 LTIPs each provide for additional incentive payments equal to either 10 percent or 15 percent of a participant's average base salary (over the respective three-year performance periods) if certain achievement levels are met. For 2012, the formula was modified such that the results of the 2012 VPP goal achievement and the 2010 LTIP goal achievement were weighted 65 percent and 35 percent, respectively, to determine the total incentive award payout for 2012 before the additional incentive award opportunities referred to in the preceding sentence. For 2013, the results of the 2013 VPP goal achievement and the 2011 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout before the additional incentives referred to above. Similarly, the results of the 2014 VPP goal achievement and the 2012 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2014 before the additional incentives referred to above. The implementation of the 2010 LTIP and the 2011 LTIP did not affect the operation of our VPP for 2010 or 2011.
The maximum award percentages for our President and Chief Executive Officer (60 percent) and our other named executive officers (43.75 percent) are reviewed and approved annually by the Committee and Board of Directors with the intent that the target award opportunity is at or near the median for our defined competitive markets for Mr. Smith and our other named executive officers.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that comprise our overall compensation program for executive officers.
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our executive officers. In the case of Mr. Smith, we have historically targeted his base salary within the top quartile of the base salaries paid to the 12 FHLBank Presidents based upon his tenure in relation to the other Presidents and his leadership roles within the FHLBank System. In the case of our other executive officers, we target base salary compensation at or near the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within the FHLBank System. The determination of base salaries is generally independent of the decisions regarding other elements of compensation, but some other elements of compensation are dependent upon the determination of base salary, to the extent they are expressed as percentages of base salary.
In establishing Mr. Smith’s base salary for 2012, the Committee and Board of Directors took into consideration his individual job performance, our overall corporate operating goal achievement in 2011, his contributions to the FHLBank System, the competitive market pay data obtained from the 2011 FHLBank Key Position Compensation Survey and an analysis of that data provided by Pearl Meyer. The results of the competitive pay analysis showed that Mr. Smith’s base salary remained within the top quartile of the base salaries paid to the 12 FHLBank Presidents. Taking all of the factors enumerated above into consideration, Mr. Smith’s base salary was increased by 3.0 percent in July 2012, retroactive to January 1, 2012.

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
In setting the base salaries of our named executive officers for 2012, Mr. Smith considered the competitive market pay data from the various sources referred to above and each officer’s individual performance. The competitive market data for 2011 indicated that the named executive officers’ base salaries were within a range of plus or minus: (a) 20 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 21 percent of the market median for the FHLBanks. Based on this data, Mr. Smith gave Ms. Parker and Messrs. Sims, Joiner and Lewis standard merit increases for 2012 ranging from 3.00 percent to 3.06 percent.
The base salaries of our named executive officers for 2012, 2011 and 2010 are presented in the Summary Compensation Table on page 115.
Short-Term Incentive Compensation
All of our regular, full-time employees participate in our VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). Potential individual award percentages vary based upon an employee’s job grade level and are higher for those persons serving as senior officers of the Bank. Our VPP provides for substantially the same method of allocation of benefits between management and non-management participants, except for Mr. Smith, certain members of our sales staff and both management and non-management employees in our Risk and Internal Audit Departments. Other than Mr. Smith, none of the employees identified in the preceding sentence serve as an executive officer with the previous exception of Ken Ferrara, who served as our Senior Vice President and Chief Risk Officer in 2012. The objectives for both management and non-management employees in our Risk and Internal Audit departments, as well as certain members of our sales staff, differ from those that apply to all of our other employees, including our named executive officers. Among other things, the VPP plans for employees in our Risk and Internal Audit departments do not include a corporate profitability component.
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
For 2012, we used the following formula to calculate annual VPP award payments for all of our named executive officers except Mr. Smith:

Base Salary as of 1/1/12	X	Employee’s Maximum Potential Award Percentage	X	Profitability Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	Individual Goal Achievement Percentage	X	VPP Weighting Factor

For Mr. Smith, 75 percent of his potential VPP award is derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent is based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective. The formula used to calculate Mr. Smith’s 2012 VPP award is set forth below:

75%	X	Base Salary as of 1/1/12	X	Maximum Potential Award Percentage	X	Profitability Goal Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor

plus

25%	X	Base Salary as of 1/1/12	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage	X	VPP Weighting Factor

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
Our corporate profitability objective is expressed (in basis points) as the excess, if any, of the return on our average capital stock over the average effective federal funds rate for the year. For instance, a minimum profitability objective of 0 basis points would mean that in order to meet that objective we would need to achieve a rate of return on our average capital stock equal to the average effective federal funds rate for the year. In calculating our return on capital stock, 80 percent of net income for the year (excluding unrealized gains and losses on derivatives and hedging activities, unrealized gains and losses on optional advance commitments carried at fair value under the fair value option, and interest expense on mandatorily redeemable capital stock) is divided by our average outstanding capital stock (including mandatorily redeemable capital stock). The percentage of net income equates to the portion of our reported net income that is allocated to unrestricted retained earnings. In years prior to 2012, our profitability for purposes of the VPP was calculated based upon 100 percent of our net income after taking into account the same exclusions that applied in 2012.
In determining the minimum and maximum levels for our 2012 profitability objective, the Board of Directors considered factors such as the current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at our target rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2012, our Board of Directors established the minimum and maximum corporate profitability objectives at 25 basis points and 400 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 563 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our maximum corporate profitability objective for 2012 due in large part to higher than expected balances (on average) of interest-earning assets, lower than expected funding costs during the first half of the year, unanticipated prepayment fees on advances, and lower than expected operating costs. Over the previous five years (2007-2011), we have exceeded our maximum corporate profitability objective every year.
For 2012, our corporate operating objectives fell into the following broad categories: (a) risk management; (b) maintaining our traditional business; (c) customer activity; and (d) economic and community development. Each corporate operating objective is assigned a specific percentage weight together with a “threshold,” “target” and “stretch” objective. The “threshold” objective represents a minimum acceptable level of performance for the year. The “target” objective reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective reflects outstanding performance that exceeds our long-term strategic objectives.
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
For 2012, the Board of Directors established 10 separate VPP corporate operating objectives, each of which had a specific percentage weight of 10 percent. As further set forth in the table below, the objectives relating to our risk management, traditional business, customer activity, and economic and community development comprised 30 percent, 30 percent, 10 percent and 30 percent, respectively, of our overall corporate operating goals.

2012 VPP Corporate Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Risk Management
1. Contribution to Retained Earnings from pre-ASC 815 net income	10%	$45	$50	$53	$83	10%
2. Maintain an Estimated Market Value of Equity (MVE) ≥ Par Value of Capital Stock *	10%	10 months	11 months	12 months	12 months	10%
3. Ensure that MVE Sensitivity in +/- 200 basis point scenarios ≤ -12 percent of Base Case MVE *	10%	10 months	11 months	12 months	12 months	10%
Maintaining the Traditional Business
1. Average Advances Outstanding excluding Comerica	10%	$14,725	$15,500	$15,875	$16,821	10%
2. Average Advances Outstanding to 2012 CFIs	10%	$6,410	$6,750	$6,920	$7,382	10%
3. Average Letters of Credit (LCs) Outstanding	10%	$2,900	$3,100	$3,300	$2,991	6%
Customer Activity
1. Total Credit Product Users	10%	680	700	720	738	10%
Economic and Community Development
1. Average CIP / EDP Advances / LCs Outstanding	10%	$1,425	$1,475	$1,525	$1,352	—%
2. Total CIP / EDP Advances / LC Users	10%	50	55	60	69	10%
3. CIP / EDP Projects Funded / Supported by Advances + LCs	10%	175	200	225	199	6%
Overall Corporate Operating Goal Achievement Percentage						82%
__________________________________
* Excludes impact of losses due to pre-12/1/09 private label residential MBS.
As shown above, we did not achieve the threshold objective for 1 of our 10 corporate operating objectives in 2012. We attribute this primarily to members' higher liquidity levels, sluggish economic activity and a general aversion for risk on the part of our members. We achieved either the threshold or stretch objective for each of our other 9 corporate operating goals such that our overall corporate operating goal achievement rate for 2012 was 82 percent, which was slightly above our target level of 80 percent. Over the previous five years, our overall corporate operating goal achievement was as follows: 2007 — 90 percent; 2008 — 95 percent; 2009 — 57 percent; 2010 — 69 percent; and 2011 — 70 percent.
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
Except for Mr. Smith, each of our named executive officers has the same set of individual goals for purposes of our VPP. These “joint” senior management goals, which are more tactical in nature than our corporate operating goals, are reviewed and approved annually by Mr. Smith. In 2012, the named executive officers achieved 100 percent of their 10 joint senior management goals. Mr. Smith assesses the performance of Mr. Sims, Ms. Parker and Mr. Joiner annually using a performance appraisal form which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Mr. Sims assesses the performance of Mr. Lewis using this same performance appraisal form, which is then subject to review by Mr. Smith. Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations”

performance rating, which is a requirement to receive an annual VPP award. For 2012, each of the named executive officers received at least a “Meets Expectations” performance rating.
Mr. Smith’s individual goal achievement for purposes of the VPP is derived from his performance appraisal, which is prepared jointly by the Chairman and Vice Chairman of the Board and the Chairman and Vice Chairman of the Committee based upon input from all of our directors. For 2012, his performance was assessed based on seven principal accountabilities, which were approved by the Board of Directors. Mr. Smith’s individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2012, Mr. Smith received 94.6 points on his appraisal form, which resulted in an individual goal achievement percentage of 94.6 percent.
The possible VPP payouts to our named executive officers for 2012 are presented in the Grants of Plan-Based Awards table on page 117, while the actual VPP awards earned by these executives for 2012 are included in the Summary Compensation Table on page 115 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2012 is shown in the table below.

Name	Base Salary as of January 1, 2012 ($)	Award Component Percentage (%)	Maximum Potential Award Percentage (%)	Profitability Achievement Percentage (%)	Operating Goal Achievement Percentage (%)	Individual Goal Achievement Percentage (%)	2012 VPP Weighting Factor (%)	2012 VPP Award ($)
Terry Smith	767,350	75.00%	60.00%	100.00%	82.00%		65.00%	184,049
	767,350	25.00%	60.00%			94.60%	65.00%	70,777
								254,826
Michael Sims	422,300		43.75%	100.00%	82.00%	100.00%	65.00%	98,475
Nancy Parker	412,000		43.75%	100.00%	82.00%	100.00%	65.00%	96,073
Paul Joiner	294,750		43.75%	100.00%	82.00%	100.00%	65.00%	68,732
Tom Lewis	283,000		43.75%	100.00%	82.00%	100.00%	65.00%	65,992

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
In addition to our VPP, Mr. Smith has a $50,000 annual award pool that he can draw upon to pay discretionary bonuses to employees. In 2012, none of the named executive officers received a discretionary bonus.
Long-Term Incentive Compensation
Our LTIP provides cash-based award opportunities based on the achievement of performance goals over successive three-year periods that commence annually (each a “Performance Period”) to employees of the Bank who have been designated by the Board of Directors to be participants in the LTIP. The initial Performance Period, which was covered by the 2010 LTIP, commenced on January 1, 2010 and ended on December 31, 2012. For the 2010 LTIP, the Board of Directors designated each of our named executive officers, among others, as participants in the plan.
Performance goals under the LTIP are established by our Board of Directors. Each performance goal under the LTIP is assigned a specific percentage weight together with a “threshold,” “target” and “maximum” achievement level. For some goals, the threshold, target and maximum achievement levels may be the same. For each performance goal, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). Unlike our VPP, LTIP achievement levels between threshold and target and between target and maximum are interpolated in a manner as determined by the Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall LTIP goal achievement. Generally, awards become vested under the LTIP only if the performance goals for the three-year Performance Period have been satisfied and the participant is actively employed by us on the last day of the Performance Period. Awards are payable no later than March 15 of the year following the end of the Performance Period provided the Finance Agency has no objections.
The LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which can increase a participant's total maximum incentive award payout (including both short and long-term incentives) to an amount that is greater than the maximum award that could be earned under the VPP in years prior to 2012. If, for the 2010-2012 Performance Period, the overall LTIP goal achievement was equal to or greater than 90 percent, each participant was entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her base salary in effect as of January 1, 2010. If the overall 2010 LTIP goal achievement was equal to or greater than 80 percent but less than 90 percent, each participant was entitled to receive an additional incentive payment in an amount equal to 5 percent of his or her base salary in effect as of January 1, 2010. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final LTIP awards may be modified up or down at the Board of Director's discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2010 LTIP performance goals were achieved, the Board of Directors based its decision on the following qualifiers when deciding whether to approve payouts under the 2010 LTIP: (i) the consistent payment of quarterly dividends to members throughout the 2010-2012 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2010-2012 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody's Investors Service and Standard & Poor's ("S&P"). On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ and, on August 8, 2011, it lowered the long-term credit rating on the FHLBank System’s consolidated obligations and our long-term counterparty credit rating from AAA to AA+. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. Because the downgrade of our credit rating was due solely to the downgrade of the long-term credit rating of the U.S. government, and was not due to our performance or factors within executive managements' control, the Board of Directors did not apply any negative adjustment to the amount of the 2010 LTIP payouts as a result of our rating downgrade.
When assessing performance results and determining final LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals for a Performance Period to ensure that the purpose of the LTIP is served. In determining the final payments under the 2010 LTIP, there were no discretionary awards or adjustments of any kind.
As further set forth in the table below, the Board of Directors established 5 separate objectives for the 2010 LTIP, each of which had a specific percentage weight of 20 percent.

2010 LTIP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Contribution to Retained Earnings from pre-ASC 815 net income for 2010-2012	20%	$140.0	$162.5	$185.0	$257.0	20.0%

2. Maintain an Estimated MVE ≥ Par Value of Capital Stock (PVCS) (excluding the impact of our private-label MBS purchased prior to December 2009)	20%	MVE ≥ PVCS 8 quarters out of 12	MVE ≥ PVCS 10 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	20.0%

3. Maintain the Integrity of the Bank's System of Internal Controls

Minimize the number and severity of external audit findings related to internal controls during the 2010-2012 Performance Period	20%	No Material Weaknesses	No material weaknesses and no more than 5 significant deficiencies	No material weaknesses and no more than 3 significant deficiencies	No material weaknesses and no significant deficiencies	20.0%

4. Minimize Finance Agency Examination Findings

Minimize the number and severity of Finance Agency examination findings (1)	20%	Adequate remediation of prior year exam findings for each of the three years as determined by the Board of Directors (2)	Adequate remediation of prior year exam findings for each of the three years as determined by the Board of Directors (2)	Adequate remediation of prior year exam findings for each of the three years as determined by the Board of Directors (2)	No repeat findings identified in the 2010, 2011 or 2012 exams	20.0%

5. Average VPP Achievement During the 2010-2012 Performance Period	20%	Average percentage achievement for the 2010-2012 Performance Period times goal weight			73.7%	14.7%

Overall 2010 LTIP Goal Achievement Percentage						94.7%
_________________________________
(1) Applied to findings from the 2009, 2010 and 2011 exams, excluding findings related to Internal Audit.

(2) The Board of Directors had discretion to determine the percentage achievement for the exam finding remediation objective based on subsequent examination reports and management input, as the Board of Directors determined appropriate.

As shown above, we achieved the stretch objective for each of our four 2010 LTIP goals that had specific objectives. Our average VPP goal achievement during the 2010-2012 Performance Period was 73.7 percent, resulting in an overall 2010 LTIP goal achievement rate of 94.7 percent. Because the overall 2010 LTIP goal achievement rate was greater than 90 percent, each of our named executive officers was entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her base salary as of January 1, 2010.
For the 2010 LTIP, we used the following formula to calculate the LTIP award payments for all of our named executive officers:

Base Salary as of 1/1/10	X	Employee's Maximum Potential Award Percentage	X	2010 LTIP Achievement Percentage	X	LTIP Weighting Factor

plus

Base Salary as of 1/1/10	X	Additional Incentive Percentage

The calculation of the 2010 LTIP awards earned by our named executive officers in 2012 is shown in the table below.

Name	Base Salary as of January 1, 2010 ($)	Maximum Potential Award Percentage (%)	2010 LTIP Achievement Percentage (%)	2010 LTIP Weighting Factor (%)	2010 LTIP Award Before Additional Incentive ($)	Additional Incentive Award ($)	Total 2010 LTIP Award ($)
Terry Smith	730,000	60.00%	94.70%	35.00%	145,175	73,000	218,175
Michael Sims	385,000	43.75%	94.70%	35.00%	55,829	38,500	94,329
Nancy Parker	375,000	43.75%	94.70%	35.00%	54,379	37,500	91,879
Paul Joiner	277,000	43.75%	94.70%	35.00%	40,168	27,700	67,868
Tom Lewis	268,000	43.75%	94.70%	35.00%	38,863	26,800	65,663

Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year, including our named executive officers, participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2012, the maximum compensation limit was $250,000 and the maximum annual benefit limit was $200,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 119-121 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2012 was $250,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2012, combined contributions to the plan could not exceed $50,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 28 different fund options. Based on their tenure with us, each of our named executive officers received in 2012 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 115 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2012” table.

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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 115 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2012” table. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 121-125.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that serves as an additional incentive for our named executive officers to remain with us. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Our intent with the SERP is to make up a portion of the pension benefit that is lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code. Each participant’s benefit under the SERP consists of contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to our named executive officers. Generally, benefits under the SERP vest when the participant attains the “Rule of 70,” except that some of the amounts contributed on Mr. Smith’s behalf vested on January 1, 2010 and certain other amounts contributed on his behalf vest on January 1, 2016. A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2012, Ms. Parker and Messrs. Smith, Sims and Joiner have met the Rule of 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement, except for some of the amounts contributed on Mr. Smith’s behalf that are payable to him upon his termination of employment for any reason. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
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
For details regarding the operation of Groups 1, 2, 3 and 4 of our SERP, the contributions we made in 2012, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 121.

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
We have a policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the Bank, Mr. Lewis currently accrues 160 hours of vacation leave per year while the other named executive officers each accrue 200 hours of vacation leave per year. The vacation payouts made to our named executive officers for 2012 are set forth in the “Components of All Other Compensation for 2012” table related to the Summary Compensation Table found on page 116.
We automatically buy back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy if their employment is terminated for any reason prior to the date on which the buy back is processed. The flex leave payouts made to our named executive officers for 2012 are set forth in the “Components of All Other Compensation for 2012” table related to the Summary Compensation Table on page 116.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We do not include, nor do we consider, these items in our total direct compensation analyses for our executive officers.
Perquisites and Tax Gross-ups
We provide a limited number of perquisites to our executive officers, which we believe are appropriate in light of the executives’ contributions to us. In 2012, we provided Mr. Smith with the use of a Bank-leased car and we paid for travel and meal costs associated with his spouse accompanying him to two out-of-town board functions and three in-town Board functions. In addition, we reimbursed Mr. Smith for the incremental taxes associated with his use of the Bank-leased car. The perquisites for our other named executive officers are limited solely to payment of travel and meal costs associated with a spouse accompanying the officer to our out-of-town board meetings and in-town Board functions. Historically, we have not attempted to compare these perquisites with those offered by companies in our defined competitive market.
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
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 125, the employment agreements provide for payments in the event that the named executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal of the employment agreement and we relieve the executive officer of his or her duties under the employment agreement prior to the expiration of the term of the agreement. As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. In 2012, neither we nor any of the executive officers gave a notice of non-renewal. Accordingly, an additional year was added to the unexpired term of each of the employment agreements. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements that are used by comparable companies, including the other FHLBanks that have elected to enter into executive employment agreements, and therefore advance our objective of retaining these executive officers.
2013 Compensation Decisions
The 2013 base salaries for our named executive officers are presented below (the percentage increase from the salaries in effect at December 31, 2012 is shown parenthetically):

Name	2013 Base Salary	Percentage Change From Previous Year
Terry Smith	$790,370	(3.0 percent)
Michael Sims	$443,415	(5.0 percent)
Nancy Parker	$432,600	(5.0 percent)
Paul Joiner	$303,592	(3.0 percent)
Tom Lewis	$291,490	(3.0 percent)

The Committee and Board of Directors engaged Pearl Meyer in August 2012 to conduct the annual competitive market analysis of Mr. Smith’s total direct compensation. Based on a recommendation from the Finance Agency, the Committee and Board of Directors redefined the competitive market for Mr. Smith for 2013 as the other 11 FHLBanks and non-depository financial services institutions with approximately $20 billion in assets as represented by broad-based survey data provided by ERI. In setting Mr. Smith's base salary for 2013, the Committee and Board of Directors took into consideration, among other things, the competitive market pay data obtained from the 2012 FHLBank Key Position Compensation Survey and the ERI survey data for organizations with an SIC code of 6100 ("Finance, Insurance, and Real Estate - Non-depository Credit Institutions"). The competitive market data indicated that Mr. Smith's base salary was approximately 7 percent above the market median for non-depository financial services institutions with approximately $20 billion in assets and approximately 15 percent above the market median for the FHLBanks. Further, the competitive market data indicated that Mr. Smith's base salary and targeted incentive opportunities were approximately 13 percent lower than the market median for non-depository financial services institutions with approximately $20 billion in assets and 3 percent higher than the market median for the FHLBanks. Based on this data, the Committee and Board of Directors gave Mr. Smith a standard merit increase for 2013.
Also in August 2012, we engaged Pearl Meyer to conduct a competitive market pay study for our other executive officers. In setting the base salaries of our executive officers for 2013, Mr. Smith considered the results of this study, which included the competitive pay data provided by the 2012 FHLBank Key Position Compensation Survey and the ERI survey data for organizations with an SIC code of 6100 and approximately $20 billion in assets. The competitive market data indicated that the named executive officers’ base salaries were within a range of plus or minus: (a) 18 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 34 percent of the market median for the FHLBanks. Further, the competitive market data indicated that the named executive officers' base salaries and targeted incentive opportunities were within a range of plus or minus: (a) 32 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 44 percent of the market median for the FHLBanks. Based on this data, Mr. Smith gave Mr. Sims and Ms. Parker above standard merit increases for 2013 while Mr. Joiner and Mr. Lewis received standard merit increases.
With regard to the named executive officers' 2013 incentive opportunities, the results of the VPP goal achievement for 2013 and the LTIP goal achievement for the 2011-2013 Performance Period will each be weighted 50 percent to determine the total incentive award payouts for 2013 before any additional incentive payments or other adjustments under the 2011 LTIP. For purposes of the 2013 VPP and the 2011 LTIP, the calculations will again be based upon the executives' maximum potential award percentages.
For purposes of our 2013 VPP, the Board of Directors has established the Bank’s minimum corporate profitability objective at 25 basis points above the average effective federal funds rate and the maximum corporate profitability objective at 400 basis points above the average effective federal funds rate. The Board of Directors has also established 10 separate VPP corporate operating objectives, each of which has a specific percentage weight of 10 percent. Similar to 2012, the operating objectives for 2013 fall into the following broad categories: risk management, maintaining our traditional business, customer activity, and economic and community development.

The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2013. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible VPP awards for 2012; however, unlike the possible VPP awards for 2012 (which were weighted 65 percent in the determination of the total incentive award payouts for 2012), the estimated possible VPP payouts for 2013 have been weighted 50 percent as described above. For a discussion of the assumptions regarding the threshold, target and maximum VPP amounts, please refer to the Grants of Plan-Based Awards Table related to the 2012 VPP on page 117 and the narrative preceding that table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2013 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	69,948	201,544	237,111
Michael Sims	5,820	77,598	96,997
Nancy Parker	5,678	75,705	94,631
Paul Joiner	3,985	53,129	66,411
Tom Lewis	3,826	51,011	63,763

For purposes of our 2011 LTIP, the Board of Directors established five performance goals, each of which has a specific percentage weight of 20 percent. The performance goals under the 2011 LTIP are based upon factors relating to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2011-2013 Performance Period.

The following table sets forth an estimate of the possible LTIP awards that can be earned by our named executive officers for the 2011-2013 Performance Period. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards under the 2012 LTIP (for a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table related to the 2012 LTIP on page 119 and the narrative preceding that table). For purposes of the 2011 LTIP, the calculations are based upon the participants' average base salaries during the 2011-2013 Performance Period. If, for the 2011-2013 Performance Period, the overall LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary over the three-year performance period. If the overall LTIP goal achievement for the 2011-2013 Performance Period is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary over the three-year performance period. The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the named executive officers' average base salaries during the three-year performance period.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2011 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	138,163	260,975	345,408
Michael Sims	55,812	116,941	156,807
Nancy Parker	54,451	114,089	152,982
Paul Joiner	38,690	81,065	108,700
Tom Lewis	37,152	77,842	104,379

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 100-114 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
James W. Pate, II, Vice Chairman
Tim H. Carter
Mary E. Ceverha
James H. Clayton
Anthony S. Sciortino

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2012, 2011 and 2010 of our President and Chief Executive Officer; our Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer; and our three other most highly compensated executive officers (collectively, our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Terry Smith	2012	767,350	—	—	—	473,001	194,000	597,683	2,032,034
President/Chief Executive Officer	2011	745,000	—	—	—	334,557	278,000	600,854	1,958,411
	2010	730,000	—	—	—	322,291	175,000	477,986	1,705,277

Michael Sims	2012	422,300	—	—	—	192,804	176,000	110,880	901,984
Chief Operating Officer/EVP-Finance/	2011	410,000	—	—	—	125,563	319,000	101,560	956,123
Chief Financial Officer	2010	385,000	—	—	—	116,222	189,000	112,372	802,594

Nancy Parker	2012	412,000	—	—	—	187,952	204,000	223,177	1,027,129
Chief Operating Officer/	2011	400,000	—	—	—	122,500	262,000	180,782	965,282
EVP-Operations	2010	375,000	—	—	—	113,203	191,000	177,583	856,786

Paul Joiner	2012	294,750	—	—	—	136,600	207,000	22,367	660,717
SVP/Chief Strategy Officer	2011	286,000	—	—	—	87,588	248,000	46,695	668,283
	2010	277,000	—	—	—	83,619	188,000	79,273	627,892

Tom Lewis	2012	283,000	—	—	—	131,655	125,000	89,679	629,334
SVP/Chief Accounting Officer	2011	274,700	—	—	—	84,127	173,000	58,991	590,818
	2010	268,000	—	—	—	80,903	84,000	74,783	507,686
_______________________________________

(1)
Amounts for 2012 represent VPP awards earned for services rendered in 2012 and LTIP awards earned for services rendered during 2010, 2011 and 2012. Amounts for 2011 and 2010 represent VPP awards earned for services rendered in those years. The amounts shown for 2012, 2011 and 2010 were paid to the named executive officers in March 2013, February 2012 and March 2011, respectively. The components of this column for 2012 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2012."

(2)
Amounts reported in this column for 2012, 2011 and 2010 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such year in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 119-121. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2012, 2011 or 2010.

(3)	The components of this column for 2012 are provided in the table below entitled "Components of All Other Compensation for 2012."

Components of Non-Equity Incentive Plan Compensation for 2012

Name	2012 VPP ($)	2010 LTIP ($) (1)	Total Non-Equity Incentive Plan Compensation ($)

Terry Smith	254,826	218,175	473,001
Michael Sims	98,475	94,329	192,804
Nancy Parker	96,073	91,879	187,952
Paul Joiner	68,732	67,868	136,600
Tom Lewis	65,992	65,663	131,655
_______________________________________

(1)	The 2010 LTIP covered the three-year performance period from January 1, 2010 through December 31, 2012.
Components of All Other Compensation for 2012

	Bank Contributions to Unvested Defined Contribution Plan (SERP) ($)	Bank Contributions to Vested Defined Contribution Plans
Name		401(k)/ Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	SERP ($)	Payouts for Unused Vacation ($)	Payouts for Unused Flex Leave ($)	Perquisites ($)		Tax Gross ups ($)		Total All Other Compensation ($)

Terry Smith	55,000	15,000	31,041	402,613	41,319	15,229	24,379	(1)	13,102	(2)	597,683
Michael Sims	—	15,000	10,338	64,052	14,651	6,839	*		—		110,880
Nancy Parker	—	15,000	9,720	164,054	27,731	6,672	*		—		223,177
Paul Joiner	—	15,000	2,685	—	—	4,682	*		—		22,367
Tom Lewis	41,250	15,000	1,980	—	27,234	4,215	*		—		89,679
_______________________________________
(1) Mr. Smith’s perquisites consisted of the use of a Bank-leased car and spousal travel and meal cost reimbursements in connection with some of our board functions.
(2) Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.
* Amounts were either less than $10,000 or zero.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2012. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (10 percent profitability achievement) and the threshold objective for each of our 10 corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the target objective for each of our 10 corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our 10 corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals and receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the VPP awards could have been less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 10 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made to the named executive officers under the VPP even if we have achieved some or all of our corporate operating goals and/or the executives have achieved some or all of their individual performance goals. The 2012 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 100 through 114.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2012 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	88,284	254,377	299,267
Michael Sims	7,205	96,073	120,092
Nancy Parker	7,030	93,730	117,163
Paul Joiner	5,029	67,056	83,820
Tom Lewis	4,829	64,383	80,478
On December 7, 2011, the Board of Directors, acting upon a recommendation from the Committee, approved our 2012 LTIP, subject to the Finance Agency's review. On July 18, 2012, the Finance Agency informed us that it did not object to the 2012 LTIP. The 2012 LTIP was retroactively effective as of January 1, 2012.
The 2012 LTIP provides cash-based award opportunities based on the achievement of performance goals for the period from January 1, 2012 through December 31, 2014 (the "2012-2014 Performance Period"). The performance goals under the 2012 LTIP were established by the Board of Directors and are based upon factors related to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2012-2014 Performance Period. Each performance goal under the 2012 LTIP has been assigned a specific percentage weight of 20 percent together with a “threshold,” “target” and “maximum” achievement level except in the case of the goal relating to our overall performance in achieving our annual short-term VPP objectives, which is computed as the average percentage achievement in our VPP during the 2012-2014 Performance Period. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). Unlike our VPP, LTIP achievement levels between threshold and target and between target and maximum are interpolated in a manner as determined by the Compensation and Human Resources Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall 2012 LTIP goal achievement. Generally, awards become vested under the 2012 LTIP if the performance goals for the 2012-2014 Performance Period have been satisfied and the participant is actively employed by us on the last day of the Performance Period (i.e., December 31, 2014). Awards under the 2012 LTIP are payable no later than March 15, 2015 provided the Finance Agency has no objections.
The aggregate maximum awards that can be earned by a participant in a calendar year under both the VPP and the LTIP are substantially the same as the maximum award that could have been earned under the VPP in the absence of the LTIP (that is, 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers), with certain exceptions as described below. For purposes of the 2012 LTIP, the calculations are based upon the participants' average base salaries during the 2012-2014 Performance Period and the executives’ maximum potential award percentages. The calculations for the 2014 VPP will be based upon the base salaries in effect as of January 1, 2014 and the participants' maximum potential award percentages. The results of the 2014 VPP goal achievement and the 2012 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2014 before any additional incentives or other adjustments.
The 2012 LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which could increase a participant’s total maximum incentive award payout (including both short- and long-term incentives) to an amount that is greater than the maximum potential awards described above. If the overall 2012 LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary during the 2012-2014 Performance Period. If the overall 2012 LTIP goal achievement is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the 2012-2014 Performance Period. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the 2012 LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final 2012 LTIP awards may be modified up or down at the Board of Director’s discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the 2012 LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2012 LTIP performance goals have been achieved, the Board of Directors will base its decision on the following qualifiers when deciding whether to approve payouts under the 2012 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2012-2014 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2012-2014 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody’s Investors Service ("Moody's") and Standard & Poor's ("S&P").
As of December 31, 2012, Moody's had assigned a deposit rating of Aaa to us. At that same date, S&P had assigned a long-term counterparty credit rating of AA+ to us. In the application of S&P's Government Related Entities criteria, our credit rating is constrained by the long-term credit rating of the U.S. government.
When assessing performance results and determining final 2012 LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals to ensure that the purpose of the 2012 LTIP is served.
The 2012 LTIP includes provisions that require forfeiture of awards in specified circumstances, including a determination by the Finance Agency that there is an unsafe or unsound practice or condition within a participant’s area(s) of responsibility and that unsafe or unsound practice or condition is not subsequently resolved in our favor, and also subjects awards to cancellation if they are determined to be based on fraud or material financial misstatements. Further, the Board of Directors will use its discretion to reduce the amount of the 2012 LTIP awards for one or more of our named executive officers if during the 2012-2014 Performance Period it determines that: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) the submission of information to the Securities and Exchange Commission, the Federal Home Loan Banks Office of Finance, and/or the Finance Agency has not been provided in a timely manner; or (iii) we fail to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention.
The Board of Directors may amend or terminate the 2012 LTIP at any time in its sole discretion. Absent an amendment to the contrary, 2012 LTIP benefits that have vested prior to a termination of the 2012 LTIP will be paid at the times and in the manner provided for by the 2012 LTIP at the time of its termination.
The following table sets forth an estimate of the possible 2012 LTIP awards that can be earned by our named executive officers for the Performance Period that runs from January 1, 2012 through December 31, 2014. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our four 2012 LTIP goals that have specific objectives and that the average VPP achievement during the 2012-2014 Performance Period will equal 60 percent (60 percent overall LTIP goal achievement). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our four 2012 LTIP goals that have specific objectives and that the average VPP achievement during the 2012-2014 Performance Period will equal 80 percent (80 percent overall LTIP goal achievement). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our four 2012 LTIP goals that have specific objectives and that the average VPP achievement during the 2012-2014 Performance Period will equal 100 percent (100 percent overall LTIP goal achievement). The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the named executive officer’s average base salaries during the 2012-2014 Performance Period. For purposes of estimating the possible payouts under the 2012 LTIP, the average base salaries were computed based upon the assumption that the named executive officers' base salaries would remain unchanged in 2014 relative to 2013. As a result, the estimated possible 2012 LTIP payments for the named executive officers could increase depending upon the actions, if any, that the Compensation and Human Resources Committee and Board of Directors ultimately take with respect to Mr. Smith's base salary for 2014 and the actions, if any, that Mr. Smith takes in December 2013 with respect to the other named executive officers' base salaries for 2014. Similar to our VPP awards, the ultimate 2012 LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the 2012 LTIP payouts could be substantially less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the four 2012 LTIP goals that have specific objectives. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2012 LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2012 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Terry Smith	140,885	266,117	352,214
Michael Sims	57,274	120,004	160,914
Nancy Parker	55,878	117,077	156,989
Paul Joiner	39,460	82,677	110,863
Tom Lewis	37,887	79,382	106,443

PENSION BENEFITS
Our named executive officers and all other regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2012.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Terry Smith	Pentegra DB Plan	27.0	2,019,000	—
Michael Sims	Pentegra DB Plan	22.9	1,425,000	—
Nancy Parker	Pentegra DB Plan	25.8	2,362,000	—
Paul Joiner	Pentegra DB Plan	29.4	2,359,000	—
Tom Lewis	Pentegra DB Plan	9.9	612,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at age 60, the earliest age at which benefits are not reduced for our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2012 commence at age 60 and are discounted to December 31, 2012);

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 4.05 percent (which is the rate upon which the annual contributions reported in our financial statements are based). The lump sum benefit is calculated using a discount rate of either 4.05 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

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

Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2012, this amount was $200,000 at age 65). The annual pension benefit limit is less than $200,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2012, this amount was $250,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2013, the Internal Revenue Service increased the maximum compensation limit to $255,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $205,000 for 2013.
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
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2012 Internal Revenue Code limitation of $250,000 per year. In 2012, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2012, all of our named executive officers had accumulated 9.5 years of credited service at the 2 percent service accrual rate; the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2012, all of our named executive officers were fully vested in their accrued pension benefits.
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
As all of our named executive officers were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. As of December 31, 2012, Mr. Joiner was eligible to retire with full benefits. At that same date, all of our other named executive officers were at least 45 years old and therefore were eligible for early retirement with reduced benefits. Because Ms. Parker and Messrs. Smith and Sims have met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 60. The early retirement reduction factor applicable to Mr. Lewis is 3 percent for each year that the benefit is paid prior to reaching age 60, as he has not met the Rule of 70. As of December 31, 2012, the reductions for Mr. Smith, Mr. Sims, Ms. Parker, and Mr. Lewis would have been approximately 6.0 percent, 19.5 percent, 0.25 percent and 30 percent, respectively. In early 2013, Ms. Parker became eligible to retire with full benefits.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2012 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”). The term "NQDC Plan" refers to our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is currently divided into four groups (Group 1, Group 2, Group 3 and Group 4) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Terry Smith
NQDC Plan	2,040	31,041	850	30,744	96,973
SERP — Group 1	—	344,969	207,111	—	2,013,519
SERP — Group 3	—	57,644	28,786	—	707,391
SERP — Group 4	—	55,000	4,778	—	115,038
	2,040	488,654	241,525	30,744	2,932,921
Michael Sims
NQDC Plan	4,223	10,338	17	10,406	27,482
SERP — Group 1	—	64,052	41,084	—	396,587
	4,223	74,390	41,101	10,406	424,069
Nancy Parker
NQDC Plan	5,000	9,720	389	—	50,006
SERP — Group 1	—	164,054	90,723	—	890,360
	5,000	173,774	91,112	—	940,366
Paul Joiner
NQDC Plan	2,040	2,685	3,382	—	58,336
SERP — Group 1	—	—	45,458	—	392,991
	2,040	2,685	48,840	—	451,327
Tom Lewis
NQDC Plan	2,040	1,980	364	3,382	57,418
SERP — Group 1	—	41,250	21,073	—	208,836
SERP — Group 2	—	—	1,082	—	8,139
	2,040	43,230	22,519	3,382	274,393
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2012 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2012 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2012 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”

Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2012 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that either were reported in the summary compensation table for 2009, 2008, 2007 or 2006 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2012 (2012 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan in the past, the amounts presented exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

				Amounts Not Previously Distributed
	Amounts Reported in Summary Compensation Table			Reportable Compensation Related to Years Prior to 2010 ($)	Cumulative Earnings Excluded from Reportable Compensation ($)
Name	2012 ($)	2011 ($)	2010 ($)			Total ($)
Terry Smith	490,694	479,798	325,489	1,125,368	511,572	2,932,921
Michael Sims	78,613	66,063	66,034	134,008	79,351	424,069
Nancy Parker	178,774	135,150	134,953	317,630	173,859	940,366
Paul Joiner	4,725	28,780	52,584	231,565	133,673	451,327
Tom Lewis	45,270	42,510	20,957	115,936	49,720	274,393
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,040 (in years prior to 2011, the minimum annual deferral was $2,000). LTIP awards are not permitted to be deferred. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable. Based upon the length of service of our named executive officers, we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2012, the maximum compensation limit for qualified plans was $250,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
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
Group 1
All of our named executive officers participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he or she is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make future contributions to the Group 1 SERP. Participants are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to a participant is based solely on the contributions made by us on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant. Based upon his or her age and years of service with us as of December 31, 2012, Ms. Parker and Messrs. Smith, Sims and Joiner are each fully vested in his or her Group 1 benefits. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If installment payments had previously been elected, the Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with the participant’s investment selections. If a participant dies before reaching age 62, his or her Group 1 account balance will be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Deferred Compensation Investment Committee.
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
Group 4
Group 4 was established solely for the benefit of Mr. Smith. We made $55,000 contributions to Mr. Smith's Group 4 SERP account in each of the calendar years 2011 and 2012 and we are obligated to contribute $55,000 to his Group 4 SERP account in each of the calendar years 2013, 2014 and 2015. Mr. Smith's Group 4 benefits vest as of January 1, 2016 and become payable to him only upon his retirement or termination of employment. If, prior to January 1, 2016, Mr. Smith resigns, his employment is otherwise terminated for any reason other than death or disability, or he is removed from the Group 4 SERP, all of his Group 4 benefits will be forfeited. The provisions of the plan provide for accelerated vesting in the event of Mr. Smith's death or disability. Mr. Smith is not permitted to make contributions to the Group 4 SERP. The ultimate benefit to be derived by Mr. Smith from the Group 4 SERP is based solely on the contributions we make on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to him. In addition, we have the right at any time to amend or terminate the Group 4 SERP at our discretion, except that no amendment, modification or termination may reduce Mr. Smith's then vested Group 4 account balance. If Mr. Smith retires or his employment is otherwise terminated after January 1, 2016, or if he becomes disabled prior to January 1, 2016, the balance of his Group 4 SERP account will be paid in a lump sum distribution based on his preexisting election. If Mr. Smith dies prior to January 1, 2016, his Group 4 SERP account will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Mr. Smith directs the investment of his Group 4 account balance among the same mutual funds that are available to participants in our NQDC Plan. Mr. Smith can change his investment selections prospectively by contacting the administrator of our grantor trust. There are no limitations on the frequency and manner in which he can change his investment selections.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into employment agreements with each of the named executive officers. Each of the employment agreements provides that our employment of the named executive officer will continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for Cause (as discussed below); (4) termination by us for other than Cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with Good Reason (as discussed below). As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. Within 90 days before each anniversary of the Effective Date, either we or the executive officer may give a written notice of non-renewal and the term of the executive officer’s employment will no longer be automatically extended each year. In the event a notice of non-renewal is given by us or the executive, we may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his or her duties at any time during the unexpired term. In 2012, neither we nor any of the executive officers gave a notice of non-renewal. As a result, an additional year was added to the unexpired term of each of the employment agreements.
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

The following table sets forth the amounts (or, in the case of the pro rata portion of the 2011 and 2012 LTIP awards, an estimate of the amounts) that would have been payable to our named executive officers as of December 31, 2012 if a Triggering Event had occurred on that date. As of December 31, 2012, health care benefits continuation for these executive officers under our Reduction in Workforce Policy would have ranged from 8.5 months (in the case of Mr. Lewis) to one year (in the case of Ms. Parker and Messrs. Smith, Sims and Joiner). If the Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and the table below, a “sale”), then a pro rata portion of the named executive officers’ 2011 and 2012 LTIP awards would also have been payable on December 31, 2012. Because the achievement levels under our 2011 LTIP and 2012 LTIP are not determinable until the end of each of the three-year Performance Periods (i.e., December 31, 2013 in the case of the 2011 LTIP and December 31, 2014 in the case of the 2012 LTIP), the related amounts presented in the table below are estimates that were based solely on the assumption that a determination would have been made that the target objective for each of the goals (that have specific objectives) contained in our 2011 LTIP and 2012 LTIP had been achieved and that the average VPP achievement during each of the applicable three-year Performance Periods was 80 percent (80 percent overall LTIP goal achievement). Because the LTIP does not address how such a determination would be made if a sale occurred on a date other than the last day of a Performance Period (nor does it address how such a determination would be made in connection with any other significant transaction if such transaction occurred on a date other than the last day of a Performance Period, as discussed below), the calculation of this benefit would be determined by the Compensation and Human Resources Committee in its capacity as the administrator of the plan. As discussed more fully in the narrative preceding the second table in the Grants of Plan-Based Awards section beginning on page 116, the ultimate awards that can be earned by our named executive officers under our LTIP (other than the maximum payouts) can vary significantly. The maximum pro rata 2011 and 2012 LTIP awards that could have been payable on December 31, 2012 if a sale had occurred on that date would have been $347,677 for Mr. Smith, $158,176 for Mr. Sims, $154,318 for Ms. Parker, $109,421 for Mr. Joiner and $105,067 for Mr. Lewis, the components of which are presented in the third table below.

Name	Accrued/ Unpaid Base Salary as of 12/31/12 ($)	Accrued/ Unused Vacation as of 12/31/12 ($)	Undiscounted Value of Base Salary Continuation ($)	2012 Incentive Compensation ($) (1)	Undiscounted Value of Health Care Benefits Continuation ($)	COBRA Continuation Coverage Lump Sum Payment ($)	SERP ($)	Total Termination Benefit if Triggering Event was Unrelated to a Sale ($)	Estimated Pro Rata 2011/2012 LTIP Awards ($)	Total Estimated Termination Benefit if Triggering Event was Related to a Sale ($)
Terry Smith	—	5,962	2,217,002	473,001	12,495	28,598	2,720,910	5,457,968	262,689	5,720,657
Michael Sims	—	8,121	1,220,095	192,804	21,462	49,092	396,587	1,888,161	117,962	2,006,123
Nancy Parker	—	7,162	1,190,337	187,952	6,675	15,293	890,360	2,297,779	115,085	2,412,864
Paul Joiner	—	33,205	851,582	136,600	21,264	49,092	392,991	1,484,734	81,602	1,566,336
Tom Lewis	—	4,354	817,634	131,655	15,062	56,562	8,139	1,033,406	78,356	1,111,762

_______________________________________

(1)	The components of this column are provided in the table entitled "Components of Non-Equity Incentive Plan Compensation for 2012" on page 116.
The components of the SERP-related payment in the summary table above are as follows:

Name	SERP Group 1 ($)	SERP Group 2 ($)	SERP Group 3 ($)	SERP Group 4 ($)	Total SERP ($)
Terry Smith	2,013,519	—	707,391	—	2,720,910
Michael Sims	396,587	—	—	—	396,587
Nancy Parker	890,360	—	—	—	890,360
Paul Joiner	392,991	—	—	—	392,991
Tom Lewis	—	8,139	—	—	8,139

The components of the LTIP-related payment in the summary table above (and, for comparative purposes, the maximum LTIP-related amounts) are as follows:

Name	Estimated Pro Rata 2011 LTIP Award ($)	Estimated Pro Rata 2012 LTIP Award ($)	Estimated Pro Rata 2011/2012 LTIP Awards ($)	Maximum Pro Rata 2011 LTIP Award ($)	Maximum Pro Rata 2012 LTIP Award ($)	Maximum Pro Rata 2011/2012 LTIP Awards ($)
Terry Smith	173,983	88,706	262,689	230,272	117,405	347,677
Michael Sims	77,961	40,001	117,962	104,538	53,638	158,176
Nancy Parker	76,059	39,026	115,085	101,988	52,330	154,318
Paul Joiner	54,043	27,559	81,602	72,467	36,954	109,421
Tom Lewis	51,895	26,461	78,356	69,586	35,481	105,067
If during a three-year LTIP Performance Period a named executive officer’s employment with us is terminated due to death, disability, retirement (provided the officer is age 55 or older with at least 10 years of service at the time of his or her retirement) or special circumstances as approved by our Board of Directors (which may include, but is not limited to, a significant change in a named executive officer’s job responsibilities other than for cause), the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The LTIP award would become vested on the last day of the Performance Period in which the termination occurs and would be payable no later than March 15 of the year following the year in which the award became vested. If a termination of a named executive officer had occurred on December 31, 2012 for any of the reasons cited in the first sentence of this paragraph, the executive (or his or her beneficiary in the event of the executive’s death) would have been entitled (provided that any of the conditions described in that sentence were met) to receive (i) in early 2014 two-thirds of the 2011 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2013 and (ii) in early 2015 one-third of the 2012 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2014. As of December 31, 2012, Ms. Parker and Messrs. Smith and Joiner were the only named executive officers that satisfied the eligibility requirements to receive a pro rata 2011 LTIP award and a pro rata 2012 LTIP award in connection with a planned, voluntary retirement. For an estimate of the amounts that would have been payable to our named executive officers in early 2014 (under the 2011 LTIP) and early 2015 (under the 2012 LTIP) if such executive’s employment with us had been terminated on December 31, 2012 due to his or her death, disability, retirement (in the case of Ms. Parker and Messrs. Smith and Joiner only) or special circumstances as approved by our Board of Directors, please refer to the columns entitled “Estimated Pro Rata 2011 LTIP Award” and "Estimated Pro Rata 2012 LTIP Award," respectively, in the immediately preceding table and, importantly, the narrative preceding the table which summarizes the potential payments upon termination or change in control.
If during a three-year LTIP Performance Period: (1) we are merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity is merged or consolidated into us; (2) we sell or transfer all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we are liquidated or dissolved (each, a “Significant Transaction”), then any portion of an LTIP award that has not otherwise become vested as of the date of the Significant Transaction would be treated as earned and vested effective as of the date of the Significant Transaction, in a pro rata manner equivalent to the period of time during the Performance Period that the named executive officer participated in the LTIP prior to the date of the Significant Transaction. The pro rata LTIP award would be payable on the date on which the Significant Transaction occurs. In the case of a Significant Transaction, LTIP-related payments are not conditioned upon a termination of the executive’s employment with us. For an estimate of the amounts that would have been payable to our named executive officers under the 2011 LTIP and the 2012 LTIP as of December 31, 2012 if a Significant Transaction had occurred on that date, please refer to the column entitled “Estimated Pro Rata 2011/2012 LTIP Awards” in the immediately preceding table and, importantly, the narrative preceding the table which summarizes the potential payments upon termination or change in control.
In the event of the death or disability of any of our named executive officers, we have no obligation to provide any life insurance or disability benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers, with the following exception. Under our short-term disability plan, officers (including but not limited to our executive officers) are entitled to receive an income benefit equal to 100 percent of their base salary for up to 6 months. For non-officers, the plan provides an income benefit equal to 50 percent of their base salary for up to 6 months. In each case, the employee must first use up all of his or her accrued and unused vacation and flex leave. Except as previously noted with regard to our SERP, our qualified and nonqualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from any of the events described above or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his or her deferral election forms and he or she would be entitled to cash out any accrued and unused vacation. Other than the benefits described above in connection with each covered circumstance and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our named executive officers. For a discussion of our retirement benefits program, see pages F-44 through F-47 of this Annual Report on Form 10-K.
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

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he or she determines are not reasonable. For 2012, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number and type of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2012 (subject to a maximum of six meetings). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in any special telephonic meetings of the Audit Committee and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its other committees.

	Annual Compensation Limit for 2012	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$70,000	$11,000
Vice Chairman of the Board	65,000	10,000
Chairman of the Audit Committee	65,000	10,000
Chairmen of all other Board Committees	55,000	8,750
All other Directors	50,000	7,750
In 2012, we also paid our Chairman of the Board, Lee R. Gibson, $20,000 for his service as the Chairman of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks.
The following table sets forth the actual compensation earned by our directors in 2012. Three of the directors presented in the table, Lee R. Gibson, Howard R. Hackney and Darryl D. Swinton, no longer serve on our Board of Directors. Mr. Swinton resigned from our Board of Directors effective June 7, 2012. The terms of Messrs. Gibson and Hackney expired on December 31, 2012. Other than Mr. Swinton and Dianne W. Bolen, all of the directors shown in the table served on our Board of Directors during all of 2012. Ms. Bolen's term as a director began on November 5, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lee R. Gibson, Chairman in 2012	90,000	—	—	—	—	*	90,000
Mary E. Ceverha, Vice Chairman in 2012	65,000	—	—	—	—	*	65,000
Dianne W. Bolen	8,250	—	—	—	—	*	8,250
Patricia P. Brister	55,000	—	—	—	—	*	55,000
James H. Clayton	55,000	—	—	—	—	*	55,000
C. Kent Conine	50,000	—	—	—	—	*	50,000
Julie A. Cripe	50,000	—	—	—	—	*	50,000
Howard R. Hackney	50,000	—	—	—	—	*	50,000
Charles G. Morgan, Jr.	55,000	—	—	—	—	*	55,000
James W. Pate, II	50,000	—	—	—	—	*	50,000
Joseph F. Quinlan, Jr.	55,000	—	—	—	—	*	55,000
Robert M. Rigby	50,000	—	—	—	—	*	50,000
John P. Salazar	50,000	—	—	—	—	*	50,000
Margo S. Scholin	50,000	—	—	—	—	*	50,000
Anthony S. Sciortino	55,000	—	—	—	—	*	55,000
Darryl D. Swinton	21,000	—	—	—	—	*	21,000
Ron G. Wiser	65,000	—	—	—	—	*	65,000
_______________________________________

*
Our directors did not receive any other form of compensation in 2012 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was less than $10,000.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $906,000 at December 31, 2012.

We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors were in attendance. In 2012, all but one of the directors presented in the table used this benefit to some extent at a total cost to us of $46,712. As no individual director was reimbursed more than $5,470 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2012, our directors’ Bank-related travel expenses totaled $335,263, not including the spousal travel and meal reimbursements described above.
For 2013, our directors will again receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number and type of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2013 (subject to a maximum of six meetings). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in any special telephonic meetings of the Audit Committee and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its other committees.

	Annual Compensation Limit for 2013	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$77,500	$13,000
Vice Chairman of the Board	72,500	12,000
Chairman of the Audit Committee	72,500	12,000
Chairmen of all other Board Committees	60,000	10,000
All other Directors	55,000	9,250

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2012 was, prior to or during 2012, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As provided by statute and as further discussed in Item 10 — Directors, Executive Officers and Corporate Governance, the Bank’s members are entitled to vote for the election of directors. Each member directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote only for member director candidates for the state in which the member’s principal place of business is located. In addition, all eligible members in the Bank’s district are entitled to vote for the nominees for independent directorships. In each case, a member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that member’s state as of the record date for voting. Non-member shareholders are not entitled to cast votes for the election of directors.
As of February 28, 2013, there were 10,814,383 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to the sole shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of February 28, 2013. This shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank’s Outstanding Capital Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Comerica Bank
1717 Main Street, Dallas, TX 75201	890,000	8.23%

The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are held by member directors who by law must be officers or directors of a member of the Bank. The following table sets forth, as of February 28, 2013, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
OmniAmerican Bank 1320 South University Drive, Fort Worth, TX 76107	Tim H. Carter	113,981	1.05%
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr.	18,176	*
State-Investors Bank 1041 Veterans Boulevard, Metairie, LA 70005	Anthony S. Sciortino	17,742	*
OMNIBANK, N.A. 4328 Old Spanish Trail, Houston, TX 77021	Julie A. Cripe	6,516	*
Planters Bank and Trust Company 212 Catchings Street, Indianola, MS 38751	James H. Clayton	3,950	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	2,970	*
Pine Bluff National Bank 912 Poplar Street, Pine Bluff, AR 71601	Charles G. Morgan, Jr.	1,723	*
Liberty Bank 860 W. Airport Freeway, Suite 100, Hurst, TX 76054	Robert M. Rigby	1,269	*
Hot Springs Bank & Trust Company 4446 Central Avenue, Hot Springs, AR 71913	Charles G. Morgan, Jr.	1,042	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	647	*
All Directors’ Financial Institutions as a group		168,016	1.55%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

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
We have adopted written policies prohibiting our employees and directors from accepting any personal benefits where such acceptance may create either the appearance of, or an actual, conflict of interest. These policies also prohibit our employees and directors from having a direct or indirect financial interest that conflicts, or appears to conflict, with such employee’s or director’s duties and responsibilities to us, subject to certain exceptions. Any of our employees who regularly deal with our members or major financial institutions that do business with us must disclose any personal financial relationships with such members or major financial institutions annually in a manner that we prescribe. Our directors are required to disclose all actual or apparent conflicts of interest and any financial interest of the director or an immediate family member or business associate of the director in any matter to be considered by the Board of Directors. Directors must refrain from participating in the deliberations regarding or voting on any matter in which they, any immediate family members or any business associates have a financial interest, except that member directors may vote on the terms on which our products are offered to all members and other routine corporate matters, such as the declaration of dividends. With respect to our AHP, directors and employees may not participate in or attempt to influence decisions by us regarding the evaluation, approval, funding or monitoring, or any remedial process for an AHP project if the director or employee, or a family member of such individual, has a financial interest in, or is a director, officer or employee of, an organization involved in such AHP project.
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
For purposes of the Transactions with Related Persons Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person has or will have a direct or indirect material interest. The Transactions with Related Persons Policy generally includes as exceptions to the definition of “related person transaction” those exceptions set forth in Item 404(a) of Regulation S-K (and the related instructions to that item) promulgated under the Exchange Act, except that employment relationships or transactions involving our executive officers and any related compensation resulting solely from that employment relationship or transaction do not require review and approval or ratification by the Audit Committee under the Transactions with Related Persons Policy. Additionally, in connection with the registration of our capital stock under Section 12 of the Exchange Act, the SEC issued a no-action letter dated September 13, 2005 concurring with our view that, despite registration of our capital stock under Section 12(g) of the Exchange Act, disclosure of related party transactions pursuant to the requirements of Item 404 of Regulation S-K is not applicable to us to the extent that such transactions are in the ordinary course of our business. Also, the HER Act specifically exempts the FHLBanks from periodic reporting requirements under the securities laws pertaining to the disclosure of related party transactions that occur in the ordinary course of business between the FHLBanks and their members. The Transactions with Related Persons Policy, therefore, also excludes from the definition of “related person transaction” acquisitions or sales of our capital stock by members or non-member institutions, payment by us of dividends on our capital stock and provision of our products and services to members. This exception applies to Directors’ Financial Institutions.
In addition to the named executive officers identified in the Summary Compensation Table on page 115, Ken Ferrara, who previously served as our Senior Vice President and Chief Risk Officer, was an executive officer during 2012 and a portion of 2013 and thus a "related person" within the meaning of that term under applicable SEC rules. On March 19, 2013, Mr. Ferrara resigned his employment with us. As an executive officer, his compensation may be deemed to be a related person transaction required to be disclosed under applicable SEC rules. As discussed under Item 11 - Executive Compensation - Compensation Discussion and Analysis, our President and Chief Executive Officer sets the base salaries for our executive officers. In 2012, we paid Mr. Ferrara a base salary of $304,500. For the portion of 2013 that Mr. Ferrara was employed by us, we paid him $80,821 in base salary. The remainder of Mr. Ferrara's compensation was paid to him pursuant to benefit plans that were recommended to our Board of Directors for approval by the Board's Compensation and Human Resources Committee. The Transactions with Related Persons Policy does not require review and approval or ratification by the Audit Committee of any of our executive officers' compensation.
Since January 1, 2012, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K, except as described above. Additionally, since January 1, 2012, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2012.

As of December 31, 2012 and 2011, advances outstanding to Directors’ Financial Institutions aggregated $633 million and $759 million, respectively, representing 3.5 percent and 4.2 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 16 directors. Nine of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while six of our directors were elected by a plurality of our members at-large (“independent directors”). In addition, one independent director was appointed by our Board of Directors to fulfill the unexpired term of a former independent director. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included above under Item 10 — Directors, Executive Officers and Corporate Governance.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Tim H. Carter, Mary E. Ceverha, James H. Clayton, Julie A. Cripe, Charles G. Morgan, Jr., Margo S. Scholin and Ron G. Wiser, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Lee R. Gibson, Howard R. Hackney and Darryl D. Swinton served on our Audit Committee during 2012 and were independent under the Finance Agency's criteria. The terms of Messrs. Gibson and Hackney expired on December 31, 2012. Mr. Swinton resigned from our Board of Directors effective June 7, 2012.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as were Lee R. Gibson, Howard R. Hackney and Darryl D. Swinton, each of whom served as an Audit Committee member during 2012. The terms of Messrs. Gibson and Hackney expired on December 31, 2012. Mr. Swinton resigned from our Board of Directors effective June 7, 2012.
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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through such directors’ member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Tim H. Carter, James H. Clayton, Julie A. Cripe, W. Wesley Hoskins, Charles G. Morgan, Jr., Joseph F. Quinlan, Jr., Robert M. Rigby, Anthony S. Sciortino and Ron G. Wiser. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to Lee R. Gibson and Howard R. Hackney, who served on our Board of Directors during 2012. The terms of Messrs. Gibson and Hackney expired on December 31, 2012.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Dianne W. Bolen, Patricia P. Brister, Mary E. Ceverha, C. Kent Conine, James W. Pate, II, John P. Salazar and Margo S. Scholin. This determination also applies to Darryl D. Swinton, who served on our Board of Directors during 2012. Mr. Swinton resigned from our Board of Directors effective June 7, 2012.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Tim H. Carter, James H. Clayton, Julie A. Cripe, Charles G. Morgan, Jr. and Ron G. Wiser) is independent under the NYSE standards for audit committees. Additionally, in 2012, Lee R. Gibson and Howard R. Hackney served on our Audit Committee. Our Board of Directors determined that Messrs. Gibson and Hackney, as member directors, were not independent under the NYSE independence standards for audit committee members. Messrs. Gibson and Hackney no longer serve on our Board of Directors as their terms expired on December 31, 2012.
Our Board of Directors determined that Mary E. Ceverha and Margo S. Scholin, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees. This determination also applies to Darryl D. Swinton, who served on our Audit Committee during 2012. Mr. Swinton resigned from our Board of Directors effective June 7, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2012 and 2011 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2012	2011
Audit fees	$702	$700
Audit-related fees	29	8
Tax fees	—	—
All other fees	—	—
Total fees	$731	$708

In 2012 and 2011, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2012 and 2011, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In both 2012 and 2011, the Bank was assessed $28,000 for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2012 and 2011 (and the fees paid for those services) were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-56 of this Annual Report on Form 10-K.
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

10.2
2011 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012).

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

10.7
2011 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for deferrals prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012).

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

10.17
Form of 2012 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and filed with the SEC on December 28, 2012, which exhibit is incorporated herein by reference).

10.18
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

10.21
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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2012 and 2011, (ii) Statements of Income for the Years Ended December 31, 2012, 2011 and 2010, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Capital for the Years Ended December 31, 2012, 2011 and 2010, (v) Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2012.

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

Federal Home Loan Bank of Dallas
March 25, 2013	By	/s/ Terry Smith
Date		Terry Smith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2013.

/s/ Terry Smith
Terry Smith
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Sims
Michael Sims
Chief Operating Officer, Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Tom Lewis
Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ James H. Clayton
James H. Clayton
Chairman of the Board of Directors

/s/ Mary E. Ceverha
Mary E. Ceverha
Vice Chairman of the Board of Directors

Dianne W. Bolen
Director

/s/ Patricia P. Brister
Patricia P. Brister
Director

Tim H. Carter
Director

/s/ C. Kent Conine
C. Kent Conine
Director

/s/ Julie A. Cripe
Julie A. Cripe
Director

S - 1

W. Wesley Hoskins
Director

/s/ Charles G. Morgan, Jr.
Charles G. Morgan, Jr.
Director

/s/ James W. Pate, II
James W. Pate, II
Director

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Director

/s/ Robert M. Rigby
Robert M. Rigby
Director

/s/ John P. Salazar
John P. Salazar
Director

/s/ Margo S. Scholin
Margo S. Scholin
Director

/s/ Anthony S. Sciortino
Anthony S. Sciortino
Director

/s/ Ron G. Wiser
Ron G. Wiser
Director

S - 2

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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 25, 2013

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$920,780	$1,152,467
Interest-bearing deposits	254	223
Securities purchased under agreements to resell	3,000,000	500,000
Federal funds sold (Notes 18 and 19)	2,219,000	1,645,000
Trading securities (Note 3)	7,541	6,034
Available-for-sale securities, including $512,474 of securities pledged as collateral to derivatives counterparties at December 31, 2011 (Notes 4 and 17)	5,772,153	4,927,697
Held-to-maturity securities (a) (Note 5)	5,199,875	6,423,610
Advances (Notes 6, 8 and 18)	18,394,797	18,797,834
Mortgage loans held for portfolio, net of allowance for credit losses of $183 and $192 in 2012 and 2011, respectively (Notes 7, 8 and 18)	121,478	162,645
Loan to other FHLBank (Note 19)	—	35,000
Accrued interest receivable	72,531	72,584
Premises and equipment, net	20,202	22,182
Derivative assets (Note 13)	13,947	8,750
Other assets	12,771	15,941
TOTAL ASSETS	$35,755,329	$33,769,967

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$1,177,935	$1,521,396
Non-interest bearing	29	29
Total deposits	1,177,964	1,521,425
Consolidated obligations (Note 10)
Discount notes	6,984,378	9,799,010
Bonds	25,697,936	20,070,056
Total consolidated obligations	32,682,314	29,869,066
Mandatorily redeemable capital stock (Note 14)	4,504	14,980
Accrued interest payable	53,940	65,451
Affordable Housing Program (Note 11)	29,620	32,313
Derivative liabilities (Note 13)	11,268	531,164
Other liabilities, including $2,498 of optional advance commitments carried at fair value under the fair value option at December 31, 2011 (Note 16)	25,085	30,733
Total liabilities	33,984,695	32,065,132
Commitments and contingencies (Notes 11, 13, 15 and 17)
CAPITAL (Notes 14 and 18)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,169,858 and 12,557,934 shares in 2012 and 2011, respectively	1,216,986	1,255,793
Retained earnings
Unrestricted	549,617	488,739
Restricted	22,276	5,918
Total retained earnings	571,893	494,657
Accumulated other comprehensive income (loss) (Note 20)	(18,245)	(45,615)
Total capital	1,770,634	1,704,835
TOTAL LIABILITIES AND CAPITAL	$35,755,329	$33,769,967
_______________________________________

(a)	Fair values: $5,283,965 and $6,482,402 at December 31, 2012 and 2011, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Advances	$186,313	$212,721	$313,117
Prepayment fees on advances, net	9,105	8,704	12,824
Interest-bearing deposits	1,392	360	339
Securities purchased under agreements to resell	4,477	675	—
Federal funds sold	2,182	2,039	5,672
Trading securities	—	—	427
Available-for-sale securities	30,456	5,736	—
Held-to-maturity securities	67,666	82,479	134,528
Mortgage loans held for portfolio	7,872	10,227	12,980
Other	2	7	22
Total interest income	309,465	322,948	479,909

INTEREST EXPENSE
Consolidated obligations
Bonds	139,306	166,826	234,084
Discount notes	8,418	3,836	10,761
Deposits	323	244	660
Mandatorily redeemable capital stock	21	58	34
Other borrowings	8	3	4
Total interest expense	148,076	170,967	245,543

NET INTEREST INCOME	161,389	151,981	234,366

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(204)	(10,496)	(17,202)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	(156)	4,393	14,648
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(360)	(6,103)	(2,554)
Net gains (losses) on trading securities	476	(59)	459
Net losses on derivatives and hedging activities	(7,588)	(24,532)	(17,739)
Gains (losses) on other liabilities carried at fair value under the fair value option	2,498	12,032	(3,575)
Gains on early extinguishment of debt	—	415	440
Letter of credit fees	4,659	5,253	5,804
Other, net	2,518	(3,923)	2,906
Total other income (loss)	2,203	(16,917)	(14,259)

OTHER EXPENSE
Compensation and benefits	40,235	42,375	44,037
Other operating expenses	27,403	28,042	28,696
Finance Agency	2,674	4,728	2,923
Office of Finance	2,399	2,274	1,886
Total other expense	72,711	77,419	77,542

INCOME BEFORE ASSESSMENTS	90,881	57,645	142,565

Affordable Housing Program	9,090	5,321	11,641
REFCORP	—	4,494	26,185
Total assessments	9,090	9,815	37,826

NET INCOME	$81,791	$47,830	$104,739
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010

NET INCOME	$81,791	$47,830	$104,739
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	17,330	5,197	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(195)	(8,688)	(17,107)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	351	4,295	2,459
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	9,836	16,227	17,969
Postretirement benefit plan
Amortization of prior service credit included in net periodic benefit cost	(35)	(35)	(34)
Actuarial gain	147	149	16
Amortization of net actuarial gain included in net periodic benefit cost	(64)	(58)	(40)
Total other comprehensive income	27,370	17,087	3,263
TOTAL COMPREHENSIVE INCOME	$109,161	$64,917	$108,002

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2010	25,317	$2,531,715	$356,282	$—	$356,282	$(65,965)	$2,822,032
Proceeds from sale of capital stock	4,504	450,425	—	—	—	—	450,425
Repurchase/redemption of capital stock	(13,874)	(1,387,429)	—	—	—	—	(1,387,429)
Shares reclassified to mandatorily redeemable capital stock	(24)	(2,434)	—	—	—	—	(2,434)
Comprehensive income
Net income	—	—	104,739	—	104,739	—	104,739
Other comprehensive income	—	—	—	—	—	3,263	3,263
Dividends on capital stock
Cash	—	—	(182)	—	(182)	—	(182)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	86	8,632	(8,632)	—	(8,632)	—	—

BALANCE, DECEMBER 31, 2010	16,009	1,600,909	452,205	—	452,205	(62,702)	1,990,412
Proceeds from sale of capital stock	4,726	472,639	—	—	—	—	472,639
Repurchase/redemption of capital stock	(7,526)	(752,567)	—	—	—	—	(752,567)
Shares reclassified to mandatorily redeemable capital stock	(702)	(70,304)	—	—	—	—	(70,304)
Comprehensive income
Net income	—	—	41,912	5,918	47,830	—	47,830
Other comprehensive income	—	—	—	—	—	17,087	17,087
Dividends on capital stock
Cash	—	—	(180)	—	(180)	—	(180)
Mandatorily redeemable capital stock	—	—	(82)	—	(82)	—	(82)
Stock	51	5,116	(5,116)	—	(5,116)	—	—

BALANCE, DECEMBER 31, 2011	12,558	1,255,793	488,739	5,918	494,657	(45,615)	1,704,835
Proceeds from sale of capital stock	7,658	765,834	—	—	—	—	765,834
Repurchase/redemption of capital stock	(8,074)	(807,367)	—	—	—	—	(807,367)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,632)	—	—	—	—	(1,632)
Comprehensive income
Net income	—	—	65,433	16,358	81,791	—	81,791
Other comprehensive income	—	—	—	—	—	27,370	27,370
Dividends on capital stock
Cash	—	—	(178)	—	(178)	—	(178)
Mandatorily redeemable capital stock	—	—	(19)	—	(19)	—	(19)
Stock	44	4,358	(4,358)	—	(4,358)	—	—
BALANCE, DECEMBER 31, 2012	12,170	$1,216,986	$549,617	$22,276	$571,893	$(18,245)	$1,770,634
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$81,791	$47,830	$104,739
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	37,114	(31,689)	(59,260)
Concessions on consolidated obligation bonds	3,898	3,744	8,337
Premises, equipment and computer software costs	6,046	6,757	6,074
Non-cash interest on mandatorily redeemable capital stock	24	48	26
Increase in trading securities	(1,507)	(717)	(1,283)
Losses due to change in net fair value adjustment on derivative and hedging activities	108,306	107,626	117,008
Gains on early extinguishment of debt	—	(415)	(440)
Losses (gains) on other liabilities carried at fair value under the fair value option	(2,498)	(12,032)	3,575
Credit component of other-than-temporary impairment losses on held-to-maturity securities	360	6,103	2,554
Net realized losses on disposition of premises, equipment and computer software	173	32	—
Decrease (increase) in accrued interest receivable	(90)	(29,337)	17,621
Decrease (increase) in other assets	872	1,089	(3,198)
Decrease in Affordable Housing Program (AHP) liability	(2,693)	(8,731)	(2,670)
Decrease in accrued interest payable	(11,511)	(28,975)	(84,846)
Decrease in payable to REFCORP	—	(5,593)	(4,319)
Increase (decrease) in other liabilities	(3,102)	11,237	12,698
Total adjustments	135,392	19,147	11,877
Net cash provided by operating activities	217,183	66,977	116,616

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(665,258)	(347,842)	(71,931)
Net increase in securities purchased under agreements to resell	(2,500,000)	(500,000)	—
Net decrease (increase) in federal funds sold	(574,000)	2,122,000	(1,704,000)
Net decrease (increase) in loan to other FHLBank	35,000	(35,000)	—
Purchases of available-for-sale securities	(806,724)	(4,857,011)	—
Proceeds from maturities of long-term held-to-maturity securities	1,997,578	2,104,473	4,057,249
Purchases of long-term held-to-maturity securities	(739,408)	—	(1,078,810)
Principal collected on advances	469,441,483	328,778,242	272,896,354
Advances made	(469,088,973)	(321,996,817)	(251,049,538)
Principal collected on mortgage loans held for portfolio	41,068	44,076	51,960
Purchases of premises, equipment and computer software	(3,135)	(4,040)	(6,303)
Net cash provided by (used in) investing activities	(2,862,369)	5,308,081	23,094,981

	For the Years Ended December 31,
	2012	2011	2010
FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves, including swap collateral held	(344,161)	396,603	(813,585)
Net proceeds from (payments on) derivative contracts with financing elements	(106,502)	555,260	(19,504)
Net proceeds from issuance of consolidated obligations
Discount notes	411,401,741	135,285,514	112,252,847
Bonds	22,960,048	11,697,558	25,239,468
Debt issuance costs	(2,914)	(1,117)	(5,399)
Proceeds from assumption of debt from other FHLBank	—	167,381	—
Payments for maturing and retiring consolidated obligations
Discount notes	(414,216,446)	(130,617,779)	(115,873,655)
Bonds	(17,224,405)	(22,979,533)	(45,327,375)
Payment to other FHLBank for assumption of debt	—	(14,738)	—
Proceeds from issuance of capital stock	765,834	472,639	450,425
Proceeds from issuance of mandatorily redeemable capital stock	—	—	111
Payments for redemption of mandatorily redeemable capital stock	(12,151)	(63,531)	(3,662)
Payments for repurchase/redemption of capital stock	(807,367)	(752,567)	(1,387,429)
Cash dividends paid	(178)	(180)	(182)
Net cash provided by (used in) financing activities	2,413,499	(5,854,490)	(25,487,940)

Net decrease in cash and cash equivalents	(231,687)	(479,432)	(2,276,343)
Cash and cash equivalents at beginning of the year	1,152,467	1,631,899	3,908,242
Cash and cash equivalents at end of the year	$920,780	$1,152,467	$1,631,899

Supplemental disclosures
Interest paid	$181,852	$180,656	$275,991
AHP payments, net	$11,783	$14,052	$14,311
REFCORP payments	$—	$10,087	$30,504
Stock dividends issued	$4,358	$5,116	$8,632
Dividends paid through issuance of mandatorily redeemable capital stock	$19	$82	$2
Capital stock reclassified to mandatorily redeemable capital stock, net	$1,632	$70,304	$2,434

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance (“Office of Finance”), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (as amended, the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated depository institutions and insurance companies engaged in residential housing finance and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 may apply for membership in the Bank. All members must purchase stock in the Bank. Housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required or allowed to hold capital stock.
The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to ensure that the housing government-sponsored enterprises ("GSEs"), including the FHLBanks, operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.
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
The non-credit component of any OTTI losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive income to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional non-credit impairment is concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.
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
     Allowance for Credit Losses. An allowance for credit losses is separately established for each of the Bank’s identified portfolio segments, if necessary, to provide for probable losses inherent in its financing receivables portfolio and other off-balance sheet credit exposures as of the balance sheet date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 8 — Allowance for Credit Losses for information regarding the determination of the allowance for credit losses.
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
     Real Estate Owned. Real estate owned includes assets that have been received in satisfaction of debt or as a result of actual or in-substance foreclosures. Real estate owned is initially recorded at fair value less estimated costs to sell (and subsequently carried at the lower of cost or fair value less estimated costs to sell) and is included in other assets in the statements of condition. If the fair value of the real estate owned less estimated costs to sell is less than the recorded investment in the mortgage loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statements of income.
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2012 and 2011, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $32,611,000 and $29,449,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $3,295,000, $3,997,000 and $3,794,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2012 and 2011, the Bank had $3,408,000 and $4,512,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $2,751,000, $2,760,000 and $2,280,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
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

     Commitment Fees. The Bank defers commitment fees for advances and, with the exception of those fees associated with certain optional advance commitments described in Note 16, amortizes them to interest income using the level-yield method over the life of the advance. The Bank records commitment fees for letters of credit as a deferred credit when it receives the fees and amortizes them over the term of the letter of credit using the straight-line method.
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $2,462,000 and $3,446,000 at December 31, 2012 and 2011, respectively, and are included in other assets on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $3,898,000, $3,744,000 and $8,337,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $579,000, $278,000 and $429,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.
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
     Estimated Fair Values. Some of the Bank’s financial instruments (e.g., advances) lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatilities, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values for these financial instruments. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. For a discussion of the Bank's valuation techniques and the estimated fair values of its financial instruments, see Note 16.
     Cash Flows. In the statements of cash flows, the Bank considers cash and due from banks as cash and cash equivalents.

Note 2— Recently Issued Accounting Guidance
     Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued Accounting Standards Update ("ASU") 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. The guidance is intended to focus the assessment of effective control over financial assets on a transferor’s contractual rights and obligations with respect to transferred financial assets and not on whether the transferor has the practical ability to exercise those rights or honor those obligations. In addition to removing the criterion for entities to consider a transferor’s ability to repurchase the financial assets, ASU 2011-03 also removes the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively for transactions, or modifications of existing transactions, that occur during or after the first interim or annual reporting period beginning on or after December 15, 2011 (January 1, 2012 for the Bank). Early adoption was not permitted. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs"). On May 12, 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which clarifies and, in some cases, amends the existing guidance in U.S. GAAP for measuring fair value and provides for certain additional disclosures regarding fair value measurements. The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank) and is to be applied prospectively. Early adoption was not permitted. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition. The required additional disclosures are presented in Note 16.
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
On February 5, 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to report, either on the face of the statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance in ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 (January 1, 2013 for the Bank). Early adoption is permitted. The adoption of this guidance will result in increased financial statement footnote disclosures for the Bank, but will not have any impact on the Bank’s results of operations or financial condition.
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
The eligibility criteria for offsetting are different in IFRSs and U.S. GAAP. Unlike IFRSs, U.S. GAAP allows entities the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of setoff are only available in the event of default or bankruptcy. The new disclosure requirements allow investors to better compare financial statements prepared in accordance with IFRSs or U.S. GAAP. The common disclosure requirements also improve transparency in the reporting of how entities mitigate credit risk, including disclosure of related collateral pledged or received.

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
Asset Classification and Charge-offs. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, "Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention" ("AB 2012-02"). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adoption of the accounting guidance in AB 2012-02, which is effective January 1, 2014, is not expected to have a significant impact on the Bank's results of operations or financial condition.
Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance in ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied retrospectively to all prior periods presented. This guidance is not expected to have any impact on the Bank's financial condition or results of operations.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2012 and 2011 were comprised solely of mutual fund investments associated with the Bank’s non-qualified deferred compensation plans.
Net gain (loss) on trading securities during the years ended December 31, 2012, 2011 and 2010 included changes in net unrealized holding gain (loss) of $476,000, $(41,000) and $459,000 for securities that were held on December 31, 2012, 2011 and 2010, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$56,119	$301	$3	$56,417
Government-sponsored enterprises	5,236,358	22,280	644	5,257,994
Other	457,149	867	274	457,742
Total	$5,749,626	$23,448	$921	$5,772,153
Available-for-sale securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,708	$157	$—	$54,865
Government-sponsored enterprises	4,643,191	7,971	3,391	4,647,771
Other	224,601	505	45	225,061
Total	$4,922,500	$8,633	$3,436	$4,927,697

Other debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government- guaranteed obligations	1	$11,340	$3	—	$—	$—	1	$11,340	$3
Government-sponsored enterprises	23	448,123	629	1	2,373	15	24	450,496	644
Other	18	141,151	274	—	—	—	18	141,151	274

Total	42	$600,614	$906	1	$2,373	$15	43	$602,987	$921

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

At December 31, 2012, the gross unrealized losses on the Bank’s available-for-sale securities were $921,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs or fully secured by collateral that is guaranteed by the U.S government. As of December 31, 2012, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch. Based upon the U.S. government's guaranty of the payment of principal and interest, the Bank expects that the U.S. government-guaranteed debenture that was in an unrealized loss position at December 31, 2012 would not be settled at an amount less than the Bank’s amortized cost basis in the investment. In addition, based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at December 31, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of other debentures that were in an unrealized loss position at December 31, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2012.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2012 and 2011 are presented below (in thousands).

	December 31, 2012		December 31, 2011
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due after one year through five years	$3,340,880	$3,349,030	$568,889	$570,229
Due after five years through ten years	2,401,976	2,416,299	4,275,148	4,279,140
Due after ten years	6,770	6,824	78,463	78,328
Total	$5,749,626	$5,772,153	$4,922,500	$4,927,697
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Amortized cost of available-for-sale securities
Fixed-rate	$5,674,626	$4,847,500
Variable-rate	75,000	75,000

Total	$5,749,626	$4,922,500

At December 31, 2012 and 2011, all of the Bank’s fixed-rate available-for-sale securities were swapped to a variable rate.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$38,759	$—	$38,759	$176	$175	$38,760
Mortgage-backed securities
U.S. government-guaranteed obligations	12,973	—	12,973	60	—	13,033
Government-sponsored enterprises	4,947,206	—	4,947,206	78,023	271	5,024,958
Non-agency residential mortgage-backed securities	242,374	41,437	200,937	6,277	—	207,214
	5,202,553	41,437	5,161,116	84,360	271	5,245,205
Total	$5,241,312	$41,437	$5,199,875	$84,536	$446	$5,283,965

Held-to-maturity securities as of December 31, 2011 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$45,342	$—	$45,342	$290	$291	$45,341
Mortgage-backed securities
U.S. government-guaranteed obligations	16,692	—	16,692	40	—	16,732
Government-sponsored enterprises	6,109,080	—	6,109,080	93,138	2,682	6,199,536
Non-agency residential mortgage-backed securities	303,925	51,429	252,496	—	31,703	220,793
	6,429,697	51,429	6,378,268	93,178	34,385	6,437,061
Total	$6,475,039	$51,429	$6,423,610	$93,468	$34,676	$6,482,402
The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2012. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	—	$—	$—	2	$17,874	$175	2	$17,874	$175
Mortgage-backed securities
Government-sponsored enterprises	5	27,577	9	13	125,534	262	18	153,111	271
Non-agency residential mortgage-backed securities	—	—	—	30	207,214	35,160	30	207,214	35,160
	5	27,577	9	43	332,748	35,422	48	360,325	35,431
Total	5	$27,577	$9	45	$350,622	$35,597	50	$378,199	$35,606

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

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government- guaranteed obligations	1	$9,136	$174	1	$10,357	$117	2	$19,493	$291
Mortgage-backed securities
Government-sponsored enterprises	18	423,121	383	42	723,500	2,299	60	1,146,621	2,682
Non-agency residential mortgage-backed securities	—	—	—	34	220,793	83,132	34	220,793	83,132
	18	423,121	383	76	944,293	85,431	94	1,367,414	85,814
Total	19	$432,257	$557	77	$954,650	$85,548	96	$1,386,907	$86,105
At December 31, 2012, the gross unrealized losses on the Bank’s held-to-maturity securities were $35,606,000, of which $35,160,000 was attributable to its holdings of non-agency (i.e., private label) residential mortgage-backed securities and $446,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of December 31, 2012, the U.S. government and the issuers of the Bank's holdings of GSE mortgage-backed securities ("MBS") were rated triple-A by Moody's and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at December 31, 2012 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2012.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), has generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of December 31, 2012 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2012 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA”

refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) For the vast majority of housing markets, the Bank’s housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from declines of 2 percent to increases of 2 percent. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

Months	Range of Annualized Rates
1 - 6	0.0%	-	2.8%
7 - 12	0.0%	-	3.0%
13 - 18	1.0%	-	3.0%
19 - 30	2.0%	-	4.0%
31 - 42	2.8%	-	5.0%
43 - 66	2.8%	-	6.0%
Thereafter	2.8%	-	5.6%
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
Based on the results of its cash flow analyses, the Bank determined it was likely that it would not fully recover the amortized cost bases of two of its non-agency RMBS and, accordingly, these securities were deemed to be other-than-temporarily impaired during 2012. No securities were deemed to be other-than-temporarily impaired as of December 31, 2012. The difference between the present value of the cash flows expected to be collected from these two securities and their amortized cost bases (i.e., the credit losses) aggregated $360,000 in 2012. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases (that is, their previous amortized cost bases less the current-period credit losses), only the amounts related to the credit losses were recognized in earnings.
Both of the securities that were deemed to be other-than-temporarily impaired during 2012 had previously been deemed to be other-than-temporarily impaired prior to 2012. The credit losses associated with one of these securities were reclassified from accumulated other comprehensive income (loss) to earnings during the year ended December 31, 2012 as the estimated fair value of the security was greater than its carrying value at the dates it was determined to be other-than-temporarily impaired. Twelve securities that were previously deemed to be other-than-temporarily impaired during 2009, 2010 and/or 2011 were not deemed to be further impaired during 2012. The following tables set forth additional information for each of the securities that have been deemed to be other-than-temporarily impaired through December 31, 2012 (in thousands). All of the Bank's non-agency RMBS are rated by Moody's, S&P and/or Fitch. The credit ratings presented in the first table represent the lowest rating assigned to the security by these NRSROs as of December 31, 2012.

			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Period of Initial Impairment	Credit Rating	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI	Credit Component of OTTI	Non-Credit Component of OTTI	Total OTTI
Security #1	Q1 2009	Triple-C	$—	$—	$—	$1,071	$(1,071)	$—
Security #2	Q1 2009	Triple-C	—	—	—	625	(625)	—
Security #3	Q2 2009	Single-C	307	(307)	—	1,034	(298)	736
Security #4	Q2 2009	Triple-C	—	—	—	606	(594)	12
Security #5	Q3 2009	Triple-C	—	—	—	1,116	(1,116)	—
Security #6	Q3 2009	Triple-C	—	—	—	936	513	1,449
Security #7	Q3 2009	Single-B	—	—	—	—	—	—
Security #8	Q1 2010	Triple-C	—	—	—	9	(9)	—
Security #9	Q1 2010	Triple-C	—	—	—	31	286	317
Security #10	Q4 2010	Triple-C	—	—	—	420	286	706
Security #11	Q4 2010	Triple-C	—	—	—	3	1,035	1,038
Security #12	Q4 2010	Triple-C	—	—	—	71	(71)	—
Security #13	Q4 2010	Triple-C	—	—	—	6	266	272
Security #14	Q2 2011	Triple-C	53	151	204	175	5,791	5,966
Totals			$360	$(156)	$204	$6,103	$4,393	$10,496

	December 31, 2012		Cumulative from Period of Initial Impairment Through December 31, 2012		December 31, 2012
	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	$14,370	$11,460	$10,271	$6,917	$8,106	$9,300
Security #2	14,596	13,903	12,389	7,401	8,915	10,616
Security #3	25,140	20,258	15,283	9,995	14,970	19,411
Security #4	10,215	9,503	7,890	4,885	6,498	8,093
Security #5	17,454	15,742	10,047	6,242	11,937	13,115
Security #6	15,339	13,943	10,567	5,915	9,291	11,721
Security #7	5,753	5,676	3,575	1,913	4,014	4,837
Security #8	8,384	8,362	4,968	2,510	5,904	6,734
Security #9	3,642	3,605	2,208	1,094	2,491	2,864
Security #10	6,816	6,393	3,331	1,204	4,266	4,699
Security #11	8,340	8,335	4,096	1,495	5,734	6,324
Security #12	4,536	4,453	1,820	669	3,302	3,613
Security #13	5,277	5,261	2,418	999	3,842	4,306
Security #14	16,545	16,317	5,942	2,129	12,504	13,252
Totals	$156,407	$143,211	$94,805	$53,368	$101,774	$118,885

For the two securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2012, the following table presents a summary of the significant inputs used to measure the amount of the most recent credit loss recognized in earnings (dollars in thousands):

					Significant Inputs(2)
	Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of December 31, 2012	Quarterly Period of Most Recent Impairment	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of December 31, 2012(3)
Security #3	2006	Alt-A/ Fixed Rate	$25,140	Q2 2012	9.0%	41.8%	47.4%	3.1%
Security #14	2005	Alt-A/ Fixed Rate	16,545	Q2 2012	12.2%	20.4%	41.4%	5.6%
Total			$41,685
________________________________________

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

The following table presents a rollforward for the years ended December 31, 2012, 2011 and 2010 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Year Ended December 31,
	2012	2011	2010
Balance of credit losses, beginning of year	$12,679	$6,576	$4,022
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	175	42
Credit losses on securities for which an other-than-temporary impairment was previously recognized	360	5,928	2,512
Balance of credit losses, end of year	$13,039	$12,679	$6,576
Because the Bank currently expects to recover the entire amortized cost basis of each of its non-agency RMBS holdings (including the 14 securities that were previously deemed to be other-than-temporarily impaired in periods prior to the fourth quarter of 2012), and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these other non-agency RMBS to be other-than-temporarily impaired (or, in the case of the 14 previously impaired securities, further impaired) at December 31, 2012.

 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2012 and 2011 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2012			December 31, 2011
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$503	$503	$505	$—	$—	$—
Due after one year through five years	10,331	10,331	10,423	1,521	1,521	1,541
Due after five years through ten years	19,355	19,355	19,364	24,037	24,037	24,307
Due after ten years	8,570	8,570	8,468	19,784	19,784	19,493
	38,759	38,759	38,760	45,342	45,342	45,341
Mortgage-backed securities	5,202,553	5,161,116	5,245,205	6,429,697	6,378,268	6,437,061
Total	$5,241,312	$5,199,875	$5,283,965	$6,475,039	$6,423,610	$6,482,402
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $52,608,000 and $79,050,000 at December 31, 2012 and 2011, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2012 and 2011 (in thousands):

	2012	2011
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$38,759	$45,342
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	454	693
Collateralized mortgage obligations
Fixed-rate	1,050	1,329
Variable-rate	5,201,049	6,427,675
	5,202,553	6,429,697
Total	$5,241,312	$6,475,039
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2012 or 2011.

Note 6—Advances
     Redemption Terms. At both December 31, 2012 and 2011, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent, as summarized below (dollars in thousands).

	2012		2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$7,682	4.12%	$9,835	—%
Due in one year or less	8,950,062	0.70	6,723,261	0.79
Due after one year through two years	1,886,603	1.04	3,014,405	2.02
Due after two years through three years	942,691	2.37	1,784,808	1.15
Due after three years through four years	434,521	3.00	794,166	2.90
Due after four years through five years	1,865,480	3.40	406,464	3.23
Thereafter	1,521,679	3.13	3,029,162	3.74
Amortizing advances	2,319,538	3.94	2,517,442	4.20
Total par value	17,928,256	1.79%	18,279,543	2.13%
Deferred prepayment fees	(19,006)		(24,713)
Commitment fees	(118)		(125)
Hedging adjustments	485,665		543,129
Total	$18,394,797		$18,797,834
The balances of overdrawn demand deposit accounts were fully collateralized at December 31, 2012 and 2011 and were repaid on the first business day of 2013 and 2012, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2012 and 2011, the Bank had aggregate prepayable and callable advances totaling $121,123,000 and $143,017,000, respectively.
The following table summarizes advances at December 31, 2012 and 2011, by the earliest of year of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Year of Contractual Maturity or Next Call Date	2012	2011
Overdrawn demand deposit accounts	$7,682	$9,835
Due in one year or less	8,955,062	6,788,295
Due after one year through two years	1,881,603	3,039,360
Due after two years through three years	942,691	1,797,856
Due after three years through four years	434,521	808,048
Due after four years through five years	1,865,480	424,374
Thereafter	1,521,679	2,894,333
Amortizing advances	2,319,538	2,517,442
Total par value	$17,928,256	$18,279,543
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2012 and 2011, the Bank had putable advances outstanding totaling $2,572,471,000 and $3,093,321,000, respectively.

The following table summarizes advances at December 31, 2012 and 2011, by the earlier of year of contractual maturity or next possible put date (in thousands):

Year of Contractual Maturity or Next Put Date	2012	2011
Overdrawn demand deposit accounts	$7,682	$9,835
Due in one year or less	11,193,533	9,502,332
Due after one year through two years	1,876,203	2,588,806
Due after two years through three years	786,691	1,774,407
Due after three years through four years	392,021	623,166
Due after four years through five years	601,359	353,964
Thereafter	751,229	909,591
Amortizing advances	2,319,538	2,517,442
Total par value	$17,928,256	$18,279,543
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of both December 31, 2012 and 2011, the Bank had advances of $2,000,000,000 outstanding to its largest borrower, Comerica Bank, which represented approximately 11 percent of total advances outstanding at each of those dates. At December 31, 2010, the Bank had $6,497,500,000 outstanding to its two largest borrowers, Wells Fargo Bank South Central, National Association (“Wells Fargo”) and Comerica Bank, which represented 26 percent of total advances outstanding at that date. The Bank did not have any advances outstanding to Wells Fargo at December 31, 2012 or 2011. The interest income from advances to Wells Fargo and Comerica Bank totaled $6,723,000, $12,210,000 and $59,081,000 during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Bank recognized in earnings $3,563,000 of gross prepayment fees related to prepaid advances from Comerica during the year ended December 31, 2011 and $4,290,000 of gross prepayment fees related to prepaid advances from Wells Fargo during the year ended December 31, 2010. There were no prepayment fees recognized in earnings related to prepaid advances from Wells Fargo or Comerica during the year ended December 31, 2012.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at December 31, 2012 and 2011 (in thousands, based upon par amount):

	2012	2011
Fixed-rate
Due in one year or less	$7,979,254	$6,706,765
Due after one year	7,883,320	9,472,601
Total fixed-rate	15,862,574	16,179,366
Variable-rate
Due in one year or less	1,016,682	47,177
Due after one year	1,049,000	2,053,000
Total variable-rate	2,065,682	2,100,177
Total par value	$17,928,256	$18,279,543
At December 31, 2012 and 2011, 42 percent and 46 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2012, 2011 and 2010 were $33,044,000, $26,410,000 and $53,187,000, respectively. During the years ended December 31, 2012, 2011 and 2010, the Bank deferred $1,223,000, $212,000 and $32,217,000 of these gross advance prepayment fees.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2012 and 2011 for mortgage loans held for portfolio (in thousands):

	2012	2011
Fixed-rate medium-term* single-family mortgages	$23,984	$34,712
Fixed-rate long-term single-family mortgages	96,924	127,064
Premiums	905	1,271
Discounts	(152)	(210)
Total mortgage loans held for portfolio	$121,661	$162,837
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2012 and 2011 was comprised of government-guaranteed/insured loans totaling $61,029,000 and $79,226,000, respectively, and conventional loans totaling $59,879,000 and $82,550,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2012, 2011 and 2010, mortgage loan interest income was reduced by CE fees totaling $55,000, $68,000 and $127,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2012, 2011 and 2010, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $36,000, $53,000 and $30,000, respectively.

Note 8—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members, government-guaranteed/insured mortgage loans held for portfolio, and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which include all FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
Each member/borrower of the Bank executes a security agreement pursuant to which such member/borrower grants a security interest in favor of the Bank in certain assets of such member/borrower. The agreements under which a member grants a security interest fall into one of two general structures. In the first structure, the member grants a security interest in all of its assets that are included in the eligible collateral categories, as described in the preceding paragraph, which the Bank refers to as a “blanket lien.” A member may request that its blanket lien be modified, such that the member grants in favor of the Bank a security interest limited to certain of the eligible collateral categories (i.e., whole first residential mortgages, securities, term deposits in the Bank and other real estate-related collateral). In the second structure, the member grants a security interest in specifically identified assets rather than in the broad categories of eligible collateral covered by the blanket lien and the Bank identifies such members as being on “specific collateral only status.”
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2012 or 2011.

The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2012 and 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2012 and 2011, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for conventional mortgage loans at December 31, 2012 and 2011 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	December 31, 2012			December 31, 2011
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,344	$3,897	$5,241	$1,789	$3,978	$5,767
60-89 days delinquent	284	615	899	656	1,125	1,781
90 days or more delinquent	994	313	1,307	1,203	944	2,147
Total past due	2,622	4,825	7,447	3,648	6,047	9,695
Total current loans	57,257	56,204	113,461	78,902	73,179	152,081
Total mortgage loans	$59,879	$61,029	$120,908	$82,550	$79,226	$161,776
Other delinquency statistics:
In process of foreclosure(1)	$465	$15	$480	$354	$304	$658
Serious delinquency rate (2)	1.6%	0.5%	1.1%	1.5%	1.2%	1.3%
Past due 90 days or more and still accruing interest (3)	$—	$313	$313	$—	$944	$944
Non-accrual loans	$994	$—	$994	$1,203	$—	$1,203
Troubled debt restructurings	$98	$—	$98	$100	$—	$100
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
At December 31, 2012 and 2011, the Bank’s other assets included $25,000 and $211,000, respectively, of real estate owned.

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan is specifically reviewed for impairment. At December 31, 2012 and 2011, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, none of these loans were considered impaired and no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $183,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2012. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$192	$225	$240
Chargeoffs	(9)	(33)	(15)
Balance, end of year	$183	$192	$225

	December 31,
	2012	2011
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$183	$192

Unpaid principal balance
Individually evaluated for impairment	$1,092	$1,203
Collectively evaluated for impairment	58,787	81,347
	$59,879	$82,550

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.03 percent, 0.02 percent and 0.05 percent during 2012, 2011 and 2010, respectively. For additional information regarding other interest-bearing deposits, see Note 13.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Interest-bearing
Demand and overnight	$1,070,215	$1,422,523
Term	107,720	98,873
Non-interest bearing (other)	29	29
Total deposits	$1,177,964	$1,521,425
The aggregate amount of time deposits with a denomination of $100,000 or more was $107,636,000 and $98,680,000 as of December 31, 2012 and 2011, respectively.

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $688 billion and $692 billion at December 31, 2012 and 2011, respectively. The Bank was the primary obligor on $32.6 billion and $29.7 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
Conversion bonds have coupons that convert from fixed to variable, or from variable to fixed, on predetermined dates;
Step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions that enable the Bank to call the bonds at its option on predetermined call dates.
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2012 and 2011 (in thousands, at par value).

	2012	2011
Fixed-rate	$18,763,230	$16,267,810
Simple variable-rate	4,225,000	895,000
Step-up	2,475,000	2,554,500
Fixed that converts to variable	10,000	211,000
Step-down	100,000	—
Total par value	$25,573,230	$19,928,310
At December 31, 2012 and 2011, 91 percent and 85 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 16 percent and 100 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2012 and 2011, by year of contractual maturity (dollars in thousands):

	2012		2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$9,618,500	0.60%	$9,467,905	1.42%
Due after one year through two years	10,277,745	0.90	2,345,000	1.62
Due after two years through three years	1,619,985	1.79	4,211,650	1.48
Due after three years through four years	450,000	4.24	461,255	3.51
Due after four years through five years	425,000	1.09	702,000	3.19
Thereafter	3,182,000	2.21	2,740,500	2.78
Total par value	25,573,230	1.07%	19,928,310	1.75%
Premiums	83,833		37,189
Discounts	(6,149)		(8,225)
Hedging adjustments	47,022		112,782
Total	$25,697,936		$20,070,056
At December 31, 2012 and 2011, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2012	2011
Non-callable bonds	$21,088,230	$13,061,555
Callable bonds	4,485,000	6,866,755
Total par value	$25,573,230	$19,928,310
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2012 and 2011, by the earlier of year of contractual maturity or next possible call date (in thousands, at par value):

Year of Contractual Maturity or Next Call Date	2012	2011
Due in one year or less	$13,813,500	$15,343,405
Due after one year through two years	9,467,745	2,420,000
Due after two years through three years	1,459,985	996,650
Due after three years through four years	430,000	336,255
Due after four years through five years	—	430,000
Thereafter	402,000	402,000
Total par value	$25,573,230	$19,928,310
     Discount Notes. At December 31, 2012 and 2011, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2012	$6,984,378	$6,986,856	0.15%
December 31, 2011	$9,799,010	$9,800,000	0.06%
At December 31, 2011, 52 percent of the Bank’s consolidated obligation discount notes were swapped to a variable rate. None of the Bank's consolidated obligation discount notes were swapped at December 31, 2012.

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock) and, prior to the third quarter of 2011, after the REFCORP assessment described in Note 12, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. As discussed in Note 12, beginning July 1, 2011, the Bank's earnings (and therefore its AHP assessments) are no longer reduced by a REFCORP assessment. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2012, 2011 or 2010. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2012, 2011 or 2010.
The Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 14) to reported income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive AHP grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date income. In years where the Bank’s income before assessments (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of year	$32,313	$41,044	$43,714
AHP assessment	9,090	5,321	11,641
Grants funded, net of recaptured amounts	(11,783)	(14,052)	(14,311)
Balance, end of year	$29,620	$32,313	$41,044

Note 12— REFCORP
Through the second quarter of 2011, each FHLBank was required to contribute 20 percent of its reported income before assessments, less the AHP assessment, to REFCORP. The AHP and REFCORP assessments were calculated simultaneously because of their dependence on one another. To compute the REFCORP assessment, which was paid quarterly in arrears, the Bank’s AHP assessment (described in Note 11) was subtracted from reported income before assessments and the result was multiplied by 20 percent.
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
The Bank, consistent with Finance Agency regulations, enters into interest rate exchange agreements only to reduce potential market risk exposures inherent in otherwise unhedged assets and liabilities or to act as an intermediary between its members and the Bank’s non-member derivative counterparties. The Bank is not a derivatives dealer and it does not trade derivatives for short-term profit.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2012 and 2011 (in thousands).

	December 31, 2012			December 31, 2011
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$6,723,412	$115	$521,397	$7,486,685	$71	$582,130
Available-for-sale securities	4,924,934	30	797,572	4,183,634	9	691,831
Consolidated obligation bonds	19,401,230	95,457	16,946	16,395,010	166,171	3,722
Interest rate caps related to advances	28,000	9	—	28,000	100	—
Total derivatives designated as hedging instruments under ASC 815	31,077,576	95,611	1,335,915	28,093,329	166,351	1,277,683
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	5,292	—	59	20,000	—	113
Consolidated obligation bonds	650,000	969	—	750,000	16	1,760
Consolidated obligation discount notes	—	—	—	5,047,380	1,188	490
Basis swaps	4,700,000	13,001	—	4,700,000	21,690	—
Intermediary transactions	104,154	7,029	6,805	92,758	6,104	5,900
Interest rate swaptions related to optional advance commitments	50,000	—	—	200,000	1,947	—
Interest rate caps
Held-to-maturity securities	3,900,000	295	—	3,900,000	3,753	—
Intermediary transactions	110,000	1,809	1,809	30,000	179	179
Total derivatives not designated as hedging instruments under ASC 815	9,519,446	23,103	8,673	14,740,138	34,877	8,442
Total derivatives before netting and collateral adjustments	$40,597,022	118,714	1,344,588	$42,833,467	201,228	1,286,125
Cash collateral and related accrued interest		—	(1,228,553)		(700)	(563,183)
Netting adjustments		(104,767)	(104,767)		(191,778)	(191,778)
Total collateral and netting adjustments(1)		(104,767)	(1,333,320)		(192,478)	(754,961)
Net derivative balances reported in statements of condition		$13,947	$11,268		$8,750	$531,164
________________________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net losses on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2012	2011	2010
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(7,818)	$(4,202)	$164
Interest rate caps	(91)	(532)	(585)
Total net loss related to fair value hedge ineffectiveness	(7,909)	(4,734)	(421)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	10,410	6,616	18,736
Interest rate swaps
Advances	16	101	65
Consolidated obligation bonds	2,565	(3,648)	(8,176)
Consolidated obligation discount notes	784	(1,281)	(1,324)
Basis swaps	(8,081)	7,076	2,033
Intermediary transactions	20	121	36
Interest rate swaptions related to optional advance commitments	(1,947)	(11,685)	3,248
Interest rate caps
Advances	—	—	(6)
Held-to-maturity securities	(3,458)	(17,103)	(31,930)
Intermediary transactions	12	5	—
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	321	(19,798)	(17,318)
Net losses on derivatives and hedging activities reported in the statements of income	$(7,588)	$(24,532)	$(17,739)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2012, 2011 and 2010 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2012
Advances	$24,077	$(26,090)	$(2,013)	$(168,773)
Available-for-sale securities	(129,478)	124,011	(5,467)	(71,435)
Consolidated obligation bonds	(64,397)	63,968	(429)	152,196
Total	$(169,798)	$161,889	$(7,909)	$(88,012)

Year ended December 31, 2011
Advances	$(143,780)	$143,532	$(248)	$(213,891)
Available-for-sale securities	(92,643)	91,221	(1,422)	(19,959)
Consolidated obligation bonds	(85,302)	82,238	(3,064)	248,618
Total	$(321,725)	$316,991	$(4,734)	$14,768

Year ended December 31, 2010
Advances	$(86,040)	$85,296	$(744)	$(271,839)
Consolidated obligation bonds	(73,198)	73,521	323	389,666
Total	$(159,238)	$158,817	$(421)	$117,827
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. To mitigate this risk, the Bank has entered into master agreements with each of its non-member derivative counterparties, which provide for the netting of all transactions with each derivative counterparty. Collateral is delivered (or returned) daily when certain thresholds (ranging from $100,000 to $500,000) are met. The Bank manages derivative counterparty credit risk through the use of master agreements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. Based on the netting provisions and collateral requirements of its master agreements and the creditworthiness of its non-member derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.
The notional amount of its interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. At December 31, 2012 and 2011, the Bank's net credit risk exposure associated with its interest rate exchange agreements was approximately $2,057,000 and $7,400,000, respectively.
The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. Assets pledged by the Bank to these counterparties are further described in Note 17.
When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2012 and 2011, the net market value of the Bank’s derivatives with its members totaled $5,154,000 and $5,924,000, respectively.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed a petition under Chapter 11 of the United States Bankruptcy Code. At that time, Lehman Brothers Special Financing, Inc., a subsidiary of Lehman, was the Bank's counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion. Lehman was the credit support provider for those contracts. Upon the bankruptcy filing, the Bank terminated the transactions, designating an early termination date of September 18, 2008. Upon the termination, the Bank determined that it was in a net receivable position of $1,012,000, and filed a proof of claim against Lehman for that amount. The Bank also recorded a $1,012,000 charge in the third quarter of 2008 to fully reserve this receivable. In October 2010, the Bank received a Derivatives Alternative Dispute Resolution ("ADR") Notice from Lehman, which contended that the Bank had incorrectly calculated the amount due in respect of the transactions, and asserted that the Bank owed Lehman $14,278,000 plus interest at a default rate of 13.5 percent per annum from the early termination date until the date such amount was paid in full. While the Bank believes its determination of the termination amount - resulting in a net receivable position - was correct and that the claims asserted in the ADR Notice were without merit, in order to avoid the costs of litigation, the Bank ultimately agreed to pay $6,700,000 to settle its dispute with Lehman. This amount is included in other income (loss) in the statement of income for the year ended December 31, 2011, under the caption "other, net" and is included in other liabilities in the statement of condition as of December 31, 2011. The settlement amount was paid on January 12, 2012.

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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred between January 30, 2010 and July 30, 2010, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. Surplus stock was defined as the amount of stock in excess of 105 percent of the member’s minimum investment requirement for the repurchases that occurred between October 29, 2010 and January 31, 2012 and as the amount of stock in excess of 102.5 percent of the member’s minimum investment requirement for the repurchases that occurred between April 30, 2012 and January 31, 2013. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred between April 30, 2012 and January 31, 2013, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. During the years ended December 31, 2012, 2011 and 2010, the Bank repurchased surplus stock totaling $635,350,000, $462,846,000, and $360,590,000, respectively. During the year ended December 31, 2010, none of the repurchased surplus stock was classified as mandatorily redeemable at the time of repurchase. During the years ended December 31, 2012 and 2011, $197,000 and $119,000, respectively, of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. On January 31, 2013, the Bank repurchased surplus stock totaling $198,427,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table presents total excess stock and surplus stock at December 31, 2012 and 2011 (in thousands). For this purpose, surplus stock is computed using the definitions that applied on January 31, 2013 and 2012, respectively.

	2012	2011
Excess stock
Capital stock	$243,782	$219,226
Mandatorily redeemable capital stock	2,474	10,196
Total	$246,256	$229,422
Surplus stock
Capital stock	$226,688	$185,833
Mandatorily redeemable capital stock	2,453	10,073
Total	$229,141	$195,906
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2012 or 2011. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2012, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$404,265	$1,793,383	$343,583	$1,765,430
Total capital	$1,430,213	$1,793,383	$1,350,799	$1,765,430
Total capital-to-assets ratio	4.00%	5.02%	4.00%	5.23%
Leverage capital	$1,787,766	$2,690,075	$1,688,498	$2,648,145
Leverage capital-to-assets ratio	5.00%	7.52%	5.00%	7.84%
On August 4, 2009, the Finance Agency adopted a final rule establishing capital classifications and critical capital levels for the FHLBanks. The rule defines critical capital levels for the FHLBanks and establishes criteria for each of the following capital classifications identified in the Safety and Soundness Act, as amended by the Housing and Economic Recovery Act of 2008: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nonetheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets. The Bank has been classified as adequately capitalized since the rule became effective.

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
At December 31, 2012, the Bank had $4,504,000 in outstanding capital stock subject to mandatory redemption held by 13 institutions. As of December 31, 2011, the Bank had $14,980,000 in outstanding capital stock subject to mandatory redemption held by 15 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2012, 2011 and 2010, dividends on mandatorily redeemable capital stock in the amount of $21,000, $58,000 and $34,000, respectively, were recorded as interest expense in the statements of income.
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

The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2012 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2013	$1,458
2014	573
2015	10
2016	1,341
2017	1,122
Total	$4,504
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2012, 2011 and 2010 (in thousands).

Balance, January 1, 2010	$9,165
Capital stock that became subject to mandatory redemption during the year	2,434
Redemption/repurchase of mandatorily redeemable capital stock	(3,662)
Mandatorily redeemable capital stock issued during the year	111
Stock dividends classified as mandatorily redeemable	28
Balance, December 31, 2010	8,076
Capital stock that became subject to mandatory redemption during the year	70,304
Redemption/repurchase of mandatorily redeemable capital stock	(63,531)
Stock dividends classified as mandatorily redeemable	131
Balance, December 31, 2011	14,980
Capital stock that became subject to mandatory redemption during the year	1,632
Redemption/repurchase of mandatorily redeemable capital stock	(12,151)
Stock dividends classified as mandatorily redeemable	43
Balance, December 31, 2012	$4,504
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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2012, 2011 and 2010:

	2012	2011	2010
Number of institutions, beginning of year	15	23	24
Due to mergers and acquisitions	4	6	4
Due to withdrawals	1	1	2
Due to termination of membership by the Bank*	—	—	1
Mandatorily redeemable capital stock reclassified to equity	—	(2)	(2)
Terminations completed during the year	(7)	(13)	(6)
Number of institutions, end of year	13	15	23
________________________________________
* The Bank terminated the membership of an institution that was closed by its primary regulator.
The Bank did not receive any stock redemption notices in 2012, 2011 or 2010.

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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2011. For the plan years ended June 30, 2011 and 2010, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.

The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2012		2011		2010
Net pension cost charged to compensation and benefit expense for the year ended December 31	$2,013		$5,190	(a)	$9,020	(a)
Pentegra DB Plan funded status as of July 1	108.2%	(b)	90.3%	(c)	88.0%
Bank's funded status as of July 1	112.5%		96.0%		95.6%
____________

(a)
Amounts include $1,000 and $5,200 of supplemental contributions made in the second half of 2011 and 2010, respectively, which were designated for and credited to the plan years ended June 30, 2011 and 2010, respectively.

(b)
The Pentegra DB Plan's funded status as of July 1, 2012 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2012 through March 15, 2013. Contributions made during the period from July 1, 2012 through March 15, 2013 and designated for the plan year ended June 30, 2012 will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this Form 5500 is due to be filed no later than April 2014).

(c)
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

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2012, 2011 and 2010, the Bank contributed $1,200,000, $1,144,000 and $997,000, respectively, to the Pentegra DC Plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $1,819,000 and $1,518,000 at December 31, 2012 and 2011, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $102,000, $65,000, and $148,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $906,000 and $888,000 at December 31, 2012 and 2011, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; other than $55,000 contributions to be made on behalf of the Bank's President and Chief Executive Officer in each of the calendar years 2013, 2014 and 2015, the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $4,778,000 and $3,605,000 at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012, 2011 and 2010, the Bank contributed $727,000, $687,000 and $583,000, respectively, to the Plan.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Change in APBO
APBO at beginning of year	$2,166	$2,163
Service cost	7	12
Interest cost	83	97
Actuarial gain	(147)	(149)
Participant contributions	184	168
Benefits paid	(164)	(125)
APBO at end of year	2,129	2,166
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid (contributions retained) by the Bank	(20)	(43)
Participant contributions	184	168
Benefits paid	(164)	(125)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(2,129)	$(2,166)
Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2012 and 2011 consist of the following (in thousands):

	December 31,
	2012	2011
Net actuarial gain	$617	$534
Prior service credit	48	83
	$665	$617
The amounts in accumulated other comprehensive income (loss) include $35,000 of prior service credit and $58,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2013.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 8.1 percent for 2013. For 2012, 2011 and 2010, gross health care cost trend rates of 8.4 percent, 8.7 percent and 9.0 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.3 percent per year to a final rate of 5.0 percent in 2023 and thereafter. To compute the APBO at December 31, 2012 and 2011, weighted average discount rates of 3.81 percent and 4.24 percent were used. Weighted average discount rates of 4.24 percent, 5.31 percent and 5.72 percent were used to compute the net periodic benefit cost for 2012, 2011 and 2010, respectively.

Components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service cost	$7	$12	$12
Interest cost	83	97	107
Amortization of prior service credit	(35)	(35)	(34)
Amortization of net gain	(64)	(58)	(40)
Net periodic benefit cost	$(9)	$16	$45
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of prior service credit included in net periodic benefit cost	$(35)	$(35)	$(34)
Actuarial gain	147	149	16
Amortization of net actuarial gain included in net periodic benefit cost	(64)	(58)	(40)
Total changes in benefit obligations recognized in other comprehensive income	$48	$56	$(58)
A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2012 by $614,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2012 by $27,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have reduced the APBO at December 31, 2012 by $305,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2012 by $13,000.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2013	$71
2014	100
2015	119
2016	136
2017	133
2018-2022	624
$1,183

Note 16—Estimated Fair Values
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2012 and 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Table may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
Recently, the Bank conducted reviews of the four pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures. In addition, while the vendors' proprietary models are not available for review by the Bank, the Bank reviewed for reasonableness the underlying inputs and assumptions for a sample of securities that were priced by each of the four vendors.
A “median” price is first established for each security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation similar to the evaluation of outliers described below. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of December 31, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of December 31, 2012 and 2011, four vendor prices were received for the vast majority of the Bank's available-for-sale securities and held-to-maturity MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
The Bank estimates the fair values of its held-to-maturity debentures using a pricing model and observable market data (i.e., the U.S. Government Agency Fair Value curve and, for debentures containing call features, swaption volatility).
     Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances using the replacement advance rates for advances with similar terms and, for advances containing options, swaption volatility. This amount is then reduced for accrued interest receivable. Each FHLBank prices advances at a spread to its cost of funds. Each FHLBank's cost of funds approximates the "CO curve," which is derived by adding to the U.S. Treasury curve indicative spreads obtained from market-observable sources. The indicative spreads are generally derived from dealer pricing indications, recent trades, secondary market activity and historical pricing relatonships.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves and, for agreements containing options, swaption volatility). Prior to December 31, 2012, the Bank used the LIBOR swap curve to discount cash flows when determining the fair values of its interest rate exchange agreements. The Bank determined that most market participants had as of December 31, 2012 begun using the overnight index swap (“OIS”) curve to value certain collateralized interest rate exchange agreements and, as a result, the Bank concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on its interest rate exchange agreements at that date. The impact of this change was not significant as of December 31, 2012.
As the provisions of the credit support annexes to the Bank’s master agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 13), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); these non-binding fair value estimates were corroborated using a pricing model and observable market data (i.e., the appropriate interest rate curves).

For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). These non-binding fair value estimates were corroborated using a pricing model and observable market data (i.e., the appropriate interest rate curves and cap volatility).
The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the credit support annexes to the Bank’s master agreements with its non-member derivative counterparties. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.
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
     Commitments. The Bank determines the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at December 31, 2012 or 2011.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2012 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$920,780	$920,780	$920,780	$—		$—		$—
Interest-bearing deposits	254	254	—	254		—		—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000		—		—
Federal funds sold	2,219,000	2,219,000	—	2,219,000		—		—
Trading securities (1)	7,541	7,541	7,541	—		—		—
Available-for-sale securities (1)	5,772,153	5,772,153	—	5,772,153		—		—
Held-to-maturity securities	5,199,875	5,283,965	—	5,076,751	(2)	207,214	(3)	—
Advances	18,394,797	18,552,112	—	18,552,112		—		—
Mortgage loans held for portfolio, net	121,478	134,562	—	134,562		—		—
Accrued interest receivable	72,531	72,531	—	72,531		—		—
Derivative assets (1)	13,947	13,947	—	118,714		—		(104,767)

Liabilities:
Deposits	1,177,964	1,177,961	—	1,177,961		—		—
Consolidated obligations
Discount notes	6,984,378	6,985,001	—	6,985,001		—		—
Bonds	25,697,936	25,836,987	—	25,836,987		—		—
Mandatorily redeemable capital stock	4,504	4,504	4,504	—		—		—
Accrued interest payable	53,940	53,940	—	53,940		—		—
Derivative liabilities (1)	11,268	11,268	—	1,344,588		—		(1,333,320)

___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2012.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed MBS and GSE MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2011, were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	December 31, 2011
Financial Instruments	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$1,152,467	$1,152,467
Interest-bearing deposits	223	223
Security purchased under agreement to resell	500,000	500,000
Federal funds sold	1,645,000	1,645,000
Trading securities	6,034	6,034
Available-for-sale securities	4,927,697	4,927,697
Held-to-maturity securities	6,423,610	6,482,402
Advances	18,797,834	19,035,923
Mortgage loans held for portfolio, net	162,645	180,380
Loan to other FHLBank	35,000	35,000
Accrued interest receivable	72,584	72,584
Derivative assets	8,750	8,750
Liabilities:
Deposits	1,521,425	1,521,360
Consolidated obligations
Discount notes	9,799,010	9,799,192
Bonds	20,070,056	20,298,273
Mandatorily redeemable capital stock	14,980	14,980
Accrued interest payable	65,451	65,451
Derivative liabilities	531,164	531,164
Optional advance commitments (other liabilities)	2,498	2,498
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

As of December 31, 2012 and 2011, the Bank had entered into optional advance commitments with par values totaling $50,000,000 and $200,000,000, respectively, excluding commitments to fund CIP and EDP advances. Under each of these commitments, the Bank sold an option to a member that provides the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. The Bank hedged these commitments through the use of interest rate swaptions, which are treated as economic hedges. The Bank has irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments are reported in other liabilities in the statements of condition. At December 31, 2012, the fair value of these optional advance commitments totaled less than $1,000. At December 31, 2012 and 2011, other liabilities included items with an aggregate carrying value of $25,085,000 and $28,235,000, respectively, that were not eligible for the fair value option.
During the years ended December 31, 2012 and 2011, the Bank recorded total OTTI losses on one and eight, respectively, of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities were classified as Level 3 measurements in the fair value hierarchy. Four third-party vendor prices were received for each of these securities. For the security that was impaired in 2012, the average of the four prices was used to determine the final fair value measurement. For three of the securities that were impaired in 2011 (in quarterly periods prior to the fourth quarter), the average of the middle two prices was used to determine the final fair value measurements (in accordance with the pricing methodology that the Bank used prior to December 31, 2011). For three securities that were determined to be impaired as of December 31, 2011, the average of the four prices was used to determine the final fair value measurements. For the other two securities that were determined to be impaired as of December 31, 2011, the average of three of the four prices was used to determine the final fair value measurements.

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
The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the Finance Agency controls the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation was excluded from the initial recognition and measurement provisions of ASC 460 “Guarantees.” At December 31, 2012 and 2011, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $655 billion and $662 billion, respectively.
If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At December 31, 2012 and 2011, the Bank had commitments to make additional advances totaling approximately $77,212,000 and $219,105,000, respectively. Commitments for advances are for periods up to 24 months.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $2,947,267,000 and $3,321,123,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, outstanding letters of credit had original terms of up to 10 years with a final expiration in 2020. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $3,583,000 and $3,658,000 at

December 31, 2012 and 2011, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
At December 31, 2011, the Bank had commitments to issue $70,000,000 of consolidated obligation bonds, all of which were hedged with associated interest rate swaps. The Bank did not have any commitments to issue consolidated obligations at December 31, 2012.
The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of December 31, 2012 and 2011, the Bank had pledged cash collateral of $1,228,375,000 and $563,148,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, at December 31, 2011, the Bank had pledged available-for-sale securities with an aggregate fair value of $512,474,000 as collateral to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. At December 31, 2012, the Bank had not pledged any securities as collateral.
During the years ended December 31, 2012, 2011 and 2010, the Bank charged to operating expenses net rental costs of approximately $362,000, $401,000, and $422,000, respectively. Future minimum rentals at December 31, 2012, were as follows (in thousands):

Year	Premises	Equipment	Total
2013	$227	$57	$284
2014	230	57	287
2015	214	34	248
2016	222	—	222
2017	231	—	231
2018	98	—	98
Total	$1,222	$148	$1,370
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2012 were as follows (in thousands):

Year
2013	$1,416
2014	1,426
2015	664
2016	206
Total	$3,712
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 13 and 15.

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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2012, 2011 and 2010.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2012 and 2011, advances outstanding to Directors’ Financial Institutions aggregated $633,000,000 and $759,000,000, respectively, representing 3.5 percent and 4.2 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2012, 2011 or 2010. As of December 31, 2012 and 2011, capital stock outstanding to Directors’ Financial Institutions aggregated $35,000,000 and $43,000,000, respectively, representing 2.9 percent and 3.4 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. There were no loans to or borrowings from other FHLBanks during the year ended December 31, 2010. During the years ended December 31, 2012 and 2011, interest income on loans to other FHLBanks totaled $744 and $3,410, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2012	2011
Balance, January 1,	$35,000	$—
Loans made to:
FHLBank of San Francisco	200,000	1,015,000
FHLBank of Des Moines	—	50,000
FHLBank of Topeka	—	35,000
FHLBank of Atlanta	—	51,000
Collections from:
FHLBank of San Francisco	(200,000)	(1,015,000)
FHLBank of Des Moines	—	(50,000)
FHLBank of Topeka	(35,000)	—
FHLBank of Atlanta	—	(51,000)
Balance, December 31,	$—	$35,000

During the years ended December 31, 2012 and 2011, interest expense on borrowings from other FHLBanks totaled $1,567 and $1,090, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2012	2011
Balance, January 1,	$—	$—
Borrowings from:
FHLBank of Atlanta	—	200,000
FHLBank of Indianapolis	—	50,000
FHLBank of San Francisco	420,000	175,000
FHLBank of Topeka	40,000	—
FHLBank of Seattle	40,000	—
Repayments to:
FHLBank of Atlanta	—	(200,000)
FHLBank of Indianapolis	—	(50,000)
FHLBank of San Francisco	(420,000)	(175,000)
FHLBank of Topeka	(40,000)	—
FHLBank of Seattle	(40,000)	—
Balance, December 31,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2012 or 2010. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the year ended December 31, 2011, the Bank transferred a consolidated obligation with a par amount of $15,000,000 to the FHLBank of San Francisco. A gain of $32,000 was recognized on the debt transfer. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2012 or 2010.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011 (in thousands).

	Net Unrealized Gains on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Other comprehensive income	17,330	9,992	48	27,370
Balance at December 31, 2012	$22,527	$(41,437)	$665	$(18,245)

Balance at January 1, 2011	$—	$(63,263)	$561	$(62,702)
Other comprehensive income	5,197	11,834	56	17,087
Balance at December 31, 2011	$5,197	$(51,429)	$617	$(45,615)
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

10.2
2011 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012).

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

10.7
2011 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for deferrals prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012).

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

10.17
Form of 2012 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and filed with the SEC on December 28, 2012, which exhibit is incorporated herein by reference).

10.18
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

10.21
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

Exhibit
99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2012 and 2011, (ii) Statements of Income for the Years Ended December 31, 2012, 2011 and 2010, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Capital for the Years Ended December 31, 2012, 2011 and 2010, (v) Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2012.

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