Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Dallas
filed 2013-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
At April 30, 2013, the registrant had outstanding 10,052,521 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$2,227,364	$920,780
Interest-bearing deposits	323	254
Securities purchased under agreements to resell (Note 9)	—	3,000,000
Federal funds sold	2,075,000	2,219,000
Trading securities	7,972	7,541
Available-for-sale securities (Note 3)	5,739,604	5,772,153
Held-to-maturity securities (a) (Note 4)	5,019,692	5,199,875
Advances (Notes 5 and 6)	15,722,021	18,394,797
Mortgage loans held for portfolio, net of allowance for credit losses of $175 and $183 at March 31, 2013 and December 31, 2012, respectively (Note 6)	113,305	121,478
Accrued interest receivable	83,899	72,531
Premises and equipment, net	20,000	20,202
Derivative assets (Notes 9 and 10)	12,630	13,947
Other assets	11,694	12,771
TOTAL ASSETS	$31,033,504	$35,755,329

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,038,993	$1,177,935
Non-interest bearing	33	29
Total deposits	1,039,026	1,177,964

Consolidated obligations (Note 7)
Discount notes	4,557,939	6,984,378
Bonds	23,605,673	25,697,936
Total consolidated obligations	28,163,612	32,682,314

Mandatorily redeemable capital stock	4,246	4,504
Accrued interest payable	56,396	53,940
Affordable Housing Program (Note 8)	29,806	29,620
Derivative liabilities (Notes 9 and 10)	13,987	11,268
Other liabilities (Notes 13 and 14)	21,861	25,085
Total liabilities	29,328,934	33,984,695

Commitments and contingencies (Notes 6 and 14)

CAPITAL (Note 11)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 11,090,031 and 12,169,858 shares at March 31, 2013 and December 31, 2012, respectively	1,109,003	1,216,986
Retained earnings
Unrestricted	562,951	549,617
Restricted	25,898	22,276
Total retained earnings	588,849	571,893
Accumulated other comprehensive income (loss) (Note 17)	6,718	(18,245)
Total capital	1,704,570	1,770,634
TOTAL LIABILITIES AND CAPITAL	$31,033,504	$35,755,329
_____________________________

(a)	Fair values: $5,103,372 and $5,283,965 at March 31, 2013 and December 31, 2012, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
INTEREST INCOME
Advances	$37,711	$50,429
Prepayment fees on advances, net	394	1,971
Interest-bearing deposits	423	153
Securities purchased under agreements to resell	730	566
Federal funds sold	663	436
Available-for-sale securities	5,954	7,602
Held-to-maturity securities	14,436	17,952
Mortgage loans held for portfolio	1,632	2,187
Other	1	—
Total interest income	61,944	81,296
INTEREST EXPENSE
Consolidated obligations
Bonds	24,881	38,974
Discount notes	2,212	1,625
Deposits	36	43
Mandatorily redeemable capital stock	4	7
Other borrowings	2	1
Total interest expense	27,135	40,650
NET INTEREST INCOME	34,809	40,646

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	—
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	(214)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(214)

Net gains on trading securities	344	182
Net gains on derivatives and hedging activities	1,788	2,577
Gains on other liabilities carried at fair value under the fair value option	—	1,142
Letter of credit fees	1,164	1,229
Other, net	530	513
Total other income	3,826	5,429
OTHER EXPENSE
Compensation and benefits	10,929	11,447
Other operating expenses	6,195	6,290
Finance Agency	720	799
Office of Finance	668	574
Total other expense	18,512	19,110
INCOME BEFORE ASSESSMENTS	20,123	26,965
Affordable Housing Program assessment	2,013	2,697
NET INCOME	$18,110	$24,268
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
NET INCOME	$18,110	$24,268
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	23,130	3,084
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	214
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,054	2,757
Postretirement benefit plan
Prior service cost	(211)	—
Amortization of prior service credit included in net periodic benefit cost	(4)	(9)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	(8)
Total other comprehensive income	24,963	6,038
TOTAL COMPREHENSIVE INCOME	$43,073	$30,306

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited, in thousands)

						Accumulated
	Capital Stock Class B - Putable		Retained Earnings			Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE, JANUARY 1, 2013	12,170	$1,216,986	$549,617	$22,276	$571,893	$(18,245)	$1,770,634
Proceeds from sale of capital stock	1,750	175,049	—	—	—	—	175,049
Repurchase/redemption of capital stock	(2,844)	(284,388)	—	—	—	—	(284,388)
Shares reclassified from mandatorily redeemable capital stock	3	246	—	—	—	—	246
Comprehensive income
Net income	—	—	14,488	3,622	18,110	—	18,110
Other comprehensive income	—	—	—	—	—	24,963	24,963
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(44)	—	(44)	—	(44)
Stock	11	1,110	(1,110)	—	(1,110)	—	—

BALANCE, MARCH 31, 2013	11,090	$1,109,003	$562,951	$25,898	$588,849	$6,718	$1,704,570

BALANCE, JANUARY 1, 2012	12,557	$1,255,793	$488,739	$5,918	$494,657	$(45,615)	$1,704,835
Proceeds from sale of capital stock	1,274	127,356	—	—	—	—	127,356
Repurchase/redemption of capital stock	(1,383)	(138,262)	—	—	—	—	(138,262)
Shares reclassified to mandatorily redeemable capital stock	(5)	(590)	—	—	—	—	(590)
Comprehensive income
Net income	—	—	19,415	4,853	24,268	—	24,268
Other comprehensive income	—	—	—	—	—	6,038	6,038
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(45)	—	(45)	—	(45)
Mandatorily redeemable capital stock	—	—	(5)	—	(5)	—	(5)
Stock	11	1,112	(1,112)	—	(1,112)	—	—

BALANCE, MARCH 31, 2012	12,454	$1,245,409	$506,992	$10,771	$517,763	$(39,577)	$1,723,595

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$18,110	$24,268
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	8,612	14,414
Concessions on consolidated obligation bonds	409	1,178
Premises, equipment and computer software costs	1,351	1,691
Non-cash interest on mandatorily redeemable capital stock	4	10
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	214
Unrealized gains on other liabilities carried at fair value under the fair value option	—	(1,142)
Net increase in trading securities	(431)	(454)
Loss due to change in net fair value adjustment on derivative and hedging activities	22,449	16,862
Increase in accrued interest receivable	(11,338)	(14,776)
Decrease in other assets	740	1,617
Increase (decrease) in Affordable Housing Program (AHP) liability	186	(1,720)
Increase in accrued interest payable	2,456	21,431
Decrease in other liabilities	(3,445)	(9,774)
Total adjustments	20,993	29,551
Net cash provided by operating activities	39,103	53,819

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	62,359	(11,851)
Net decrease (increase) in securities purchased under agreements to resell	3,000,000	(500,000)
Net decrease in federal funds sold	144,000	449,000
Decrease in loan to other FHLBank	—	35,000
Purchases of available-for-sale securities	—	(406,763)
Proceeds from maturities of long-term held-to-maturity securities	477,481	463,885
Purchases of long-term held-to-maturity securities	(289,842)	—
Principal collected on advances	87,530,721	88,328,288
Advances made	(84,902,657)	(87,749,824)
Principal collected on mortgage loans held for portfolio	8,097	10,594
Purchases of premises, equipment and computer software	(702)	(810)
Net cash provided by investing activities	6,029,457	617,519

FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	(138,938)	154,954
Net proceeds from (payments on) derivative contracts with financing elements	(37,092)	9,291
Net proceeds from issuance of consolidated obligations
Discount notes	53,353,249	76,001,219
Bonds	2,024,081	5,551,319
Debt issuance costs	(517)	(707)
Payments for maturing and retiring consolidated obligations
Discount notes	(55,780,110)	(77,234,806)
Bonds	(4,073,250)	(4,022,190)
Proceeds from issuance of capital stock	175,049	127,356
Payments for redemption of mandatorily redeemable capital stock	(16)	(10,711)
Payments for repurchase/redemption of capital stock	(284,388)	(138,262)
Cash dividends paid	(44)	(45)
Net cash provided by (used in) financing activities	(4,761,976)	437,418

Net increase in cash and cash equivalents	1,306,584	1,108,756
Cash and cash equivalents at beginning of the period	920,780	1,152,467
Cash and cash equivalents at end of the period	$2,227,364	$2,261,223

Supplemental Disclosures:
Interest paid	$35,935	$28,691
AHP payments, net	$1,827	$4,417
Stock dividends issued	$1,110	$1,112
Dividends paid through issuance of mandatorily redeemable capital stock	$—	$5
Capital stock reclassified to (from) mandatorily redeemable capital stock	$(246)	$590
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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2012. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013 (the “2012 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2012 10-K.
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

Note 2—Recently Issued Accounting Guidance
     Presentation of Comprehensive Income. On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to report, either on the face of the statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance in ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 (January 1, 2013 for the Bank). The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition. The required disclosures are presented in Note 17.
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
The eligibility criteria for offsetting are different in International Financial Reporting Standards ("IFRSs") and U.S. GAAP. Unlike IFRSs, U.S. GAAP allows entities the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of setoff are only available in the event of default or bankruptcy. The new disclosure requirements allow investors to better compare financial statements prepared in accordance with IFRSs or U.S. GAAP. The common disclosure requirements also improve transparency in the reporting of how entities mitigate credit risk, including disclosure of related collateral pledged or received.

The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (January 1, 2013 for the Bank), and is to be applied retrospectively to all periods presented. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition. The required disclosures are presented in Note 9.
Asset Classification and Charge-offs. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, "Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention" ("AB 2012-02"). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adoption of the accounting guidance in AB 2012-02, which is effective January 1, 2015, is not expected to have a significant impact on the Bank's results of operations or financial condition.
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

Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of March 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$55,833	$555	$—	$56,388
Government-sponsored enterprises	5,184,785	42,329	51	5,227,063
Other	453,329	2,841	17	456,153
Total	$5,693,947	$45,725	$68	$5,739,604

Available-for-sale securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$56,119	$301	$3	$56,417
Government-sponsored enterprises	5,236,358	22,280	644	5,257,994
Other	457,149	867	274	457,742
Total	$5,749,626	$23,448	$921	$5,772,153

Other debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
Government-sponsored enterprises	1	$35,867	$51	—	$—	$—	1	$35,867	$51
Other	2	13,866	9	2	6,192	8	4	20,058	17
Total	3	$49,733	$60	2	$6,192	$8	5	$55,925	$68

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$11,340	$3	—	$—	$—	1	$11,340	$3
Government-sponsored enterprises	23	448,123	629	1	2,373	15	24	450,496	644
Other	18	141,151	274	—	—	—	18	141,151	274
Total	42	$600,614	$906	1	$2,373	$15	43	$602,987	$921

At March 31, 2013, the gross unrealized losses on the Bank’s available-for-sale securities were $68,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by government-sponsored enterprises (“GSEs”), or fully secured by collateral that is guaranteed by the U.S government. As of March 31, 2013, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch. Based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at March 31, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of other debentures that were in an unrealized loss position at March 31, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2013.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2013 and December 31, 2012 are presented below (in thousands).

	March 31, 2013		December 31, 2012
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due after one year through five years	$3,533,792	$3,549,898	$3,340,880	$3,349,030
Due after five years through ten years	2,153,490	2,182,882	2,401,976	2,416,299
Due after ten years	6,665	6,824	6,770	6,824
Total	$5,693,947	$5,739,604	$5,749,626	$5,772,153

Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Amortized cost of available-for-sale securities
Fixed-rate	$5,618,947	$5,674,626
Variable-rate	75,000	75,000

Total	$5,693,947	$5,749,626
At March 31, 2013 and December 31, 2012, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2013 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$36,660	$—	$36,660	$186	$28	$36,818
Mortgage-backed securities
U.S. government-guaranteed obligations	12,239	—	12,239	68	—	12,307
Government-sponsored enterprises	4,779,284	—	4,779,284	71,809	351	4,850,742
Non-agency residential mortgage-backed securities	230,892	39,383	191,509	11,996	—	203,505
	5,022,415	39,383	4,983,032	83,873	351	5,066,554
Total	$5,059,075	$39,383	$5,019,692	$84,059	$379	$5,103,372

Held-to-maturity securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$38,759	$—	$38,759	$176	$175	$38,760
Mortgage-backed securities
U.S. government-guaranteed obligations	12,973	—	12,973	60	—	13,033
Government-sponsored enterprises	4,947,206	—	4,947,206	78,023	271	5,024,958
Non-agency residential mortgage-backed securities	242,374	41,437	200,937	6,277	—	207,214
	5,202,553	41,437	5,161,116	84,360	271	5,245,205
Total	$5,241,312	$41,437	$5,199,875	$84,536	$446	$5,283,965

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2013. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$501	$3	2	$17,528	$25	4	$18,029	$28
Mortgage-backed securities
Government-sponsored enterprises	6	172,682	100	12	109,458	251	18	282,140	351
Non-agency residential mortgage-backed securities	—	—	—	30	203,505	27,387	30	203,505	27,387
	6	172,682	100	42	312,963	27,638	48	485,645	27,738
Total	8	$173,183	$103	44	$330,491	$27,663	52	$503,674	$27,766

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

At March 31, 2013, the gross unrealized losses on the Bank’s held-to-maturity securities were $27,766,000, of which $27,387,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $379,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of March 31, 2013, the U.S. government and the issuers of the Bank’s holdings of GSE mortgage-backed securities ("MBS") were rated triple-A by Moody’s and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at March 31, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2013.

The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of March 31, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 30 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2013 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2013 assumed changes in home prices ranging from declines of 4 percent to increases of 4 percent over the 12-month period beginning January 1, 2013. For the vast majority of markets, the changes were projected to range from declines of 1 percent to increases of 1 percent. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

Months	Range of Annualized Rates
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of these securities were deemed to be other-than-temporarily impaired as of March 31, 2013.
Prior to July 1, 2012, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired. The following table sets forth additional information for each of the securities that were deemed to be other-than-temporarily impaired in a prior period (in thousands). All of the Bank’s non-agency RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the table represent the lowest rating assigned to the security by these NRSROs as of March 31, 2013.

		March 31, 2013			Cumulative from Period of Initial Impairment Through March 31, 2013		March 31, 2013
	Period of Initial Impairment	Credit Rating	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	Q1 2009	Triple-C	$13,943	$11,031	$10,271	$7,077	$7,837	$8,977
Security #2	Q1 2009	Triple-C	14,251	13,557	12,389	7,587	8,755	10,835
Security #3	Q2 2009	Single-C	23,828	18,940	15,283	10,307	13,964	18,817
Security #4	Q2 2009	Triple-C	10,042	9,329	7,890	5,019	6,458	8,513
Security #5	Q3 2009	Triple-C	16,971	15,256	10,047	6,424	11,633	13,256
Security #6	Q3 2009	Triple-C	15,130	13,731	10,567	6,128	9,292	12,018
Security #7	Q3 2009	Single-B	5,503	5,426	3,575	1,985	3,836	4,901
Security #8	Q1 2010	Triple-C	8,273	8,251	4,968	2,616	5,899	6,834
Security #9	Q1 2010	Triple-C	3,521	3,483	2,208	1,149	2,424	2,874
Security #10	Q4 2010	Triple-C	6,644	6,221	3,331	1,294	4,184	5,052
Security #11	Q4 2010	Triple-C	8,119	8,115	4,096	1,621	5,640	6,436
Security #12	Q4 2010	Triple-C	4,361	4,278	1,820	717	3,175	3,746
Security #13	Q4 2010	Triple-C	5,206	5,190	2,418	1,071	3,843	4,401
Security #14	Q2 2011	Triple-C	15,343	15,114	5,942	2,427	11,599	12,758
Totals			$151,135	$137,922	$94,805	$55,422	$98,539	$119,418

The following table presents a rollforward for the three months ended March 31, 2013 and 2012 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Balance of credit losses, beginning of period	$13,039	$12,679
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	214
Balance of credit losses, end of period	$13,039	$12,893
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2013 and December 31, 2012 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2013			December 31, 2012
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$503	$503	$501	$503	$503	$505
Due after one year through five years	9,291	9,291	9,379	10,331	10,331	10,423
Due after five years through ten years	18,294	18,294	18,387	19,355	19,355	19,364
Due after ten years	8,572	8,572	8,551	8,570	8,570	8,468
	36,660	36,660	36,818	38,759	38,759	38,760
Mortgage-backed securities	5,022,415	4,983,032	5,066,554	5,202,553	5,161,116	5,245,205
Total	$5,059,075	$5,019,692	$5,103,372	$5,241,312	$5,199,875	$5,283,965

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $47,304,000 and $52,608,000 at March 31, 2013 and December 31, 2012, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$36,660	$38,759
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	434	454
Collateralized mortgage obligations
Fixed-rate	989	1,050
Variable-rate	5,020,992	5,201,049
	5,022,415	5,202,553
Total	$5,059,075	$5,241,312

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2012 or the three months ended March 31, 2013.

Note 5—Advances
     Redemption Terms. At both March 31, 2013 and December 31, 2012, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent, as summarized below (dollars in thousands).

	March 31, 2013		December 31, 2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$10,303	4.04%	$7,682	4.12%

Due in one year or less	6,353,407	0.76	8,950,062	0.70
Due after one year through two years	1,978,470	1.01	1,886,603	1.04
Due after two years through three years	879,337	2.17	942,691	2.37
Due after three years through four years	541,354	2.74	434,521	3.00
Due after four years through five years	1,945,997	3.34	1,865,480	3.40
Due after five years	1,382,127	3.16	1,521,679	3.13
Amortizing advances	2,209,348	3.91	2,319,538	3.94
Total par value	15,300,343	1.94%	17,928,256	1.79%

Deferred prepayment fees	(17,984)		(19,006)
Commitment fees	(116)		(118)
Hedging adjustments	439,778		485,665

Total	$15,722,021		$18,394,797

The balances of overdrawn demand deposit accounts were fully collateralized at March 31, 2013 and December 31, 2012 and were repaid in early April 2013 and early January 2013, respectively. Amortizing advances require repayment according to predetermined amortization schedules.

The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2013 and December 31, 2012, the Bank had aggregate prepayable and callable advances totaling $114,918,000 and $121,123,000, respectively.
The following table summarizes advances at March 31, 2013 and December 31, 2012, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Overdrawn demand deposit accounts	$10,303	$7,682

Due in one year or less	6,353,407	8,955,062
Due after one year through two years	1,978,470	1,881,603
Due after two years through three years	879,337	942,691
Due after three years through four years	541,354	434,521
Due after four years through five years	1,945,997	1,865,480
Due after five years	1,382,127	1,521,679
Amortizing advances	2,209,348	2,319,538

Total par value	$15,300,343	$17,928,256

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2013 and December 31, 2012, the Bank had putable advances outstanding totaling $2,322,871,000 and $2,572,471,000, respectively.

The following table summarizes advances at March 31, 2013 and December 31, 2012, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2013	December 31, 2012
Overdrawn demand deposit accounts	$10,303	$7,682

Due in one year or less	8,611,877	11,193,533
Due after one year through two years	1,901,070	1,876,203
Due after two years through three years	757,837	786,691
Due after three years through four years	481,354	392,021
Due after four years through five years	527,427	601,359
Due after five years	801,127	751,229
Amortizing advances	2,209,348	2,319,538

Total par value	$15,300,343	$17,928,256

Interest Rate Payment Terms. The following table provides interest rate payment terms for advances at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Fixed-rate
Due in one year or less	$5,267,032	$7,979,254
Due after one year	7,859,008	7,883,320
Total fixed-rate	13,126,040	15,862,574
Variable-rate
Due in one year or less	1,130,303	1,016,682
Due after one year	1,044,000	1,049,000
Total variable-rate	2,174,303	2,065,682
Total par value	$15,300,343	$17,928,256

At March 31, 2013 and December 31, 2012, 48 percent and 42 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. During the three months ended March 31, 2013 and 2012, gross advance prepayment fees received from members/borrowers were $608,000 and $3,638,000, respectively, of which $151,000 and $304,000, respectively, were deferred.

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
During the three months ended March 31, 2013 and 2012, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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

On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2013 or December 31, 2012.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2013 and December 31, 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2013 and December 31, 2012, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans were acquired through the Mortgage Partnership Finance® (“MPF”®) program, as more fully described in the Bank’s 2012 10-K. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at March 31, 2013 and December 31, 2012 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	March 31, 2013			December 31, 2012
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,233	$3,046	$4,279	$1,344	$3,897	$5,241
60-89 days delinquent	445	816	1,261	284	615	899
90 days or more delinquent	991	183	1,174	994	313	1,307
Total past due	2,669	4,045	6,714	2,622	4,825	7,447
Total current loans	53,075	53,012	106,087	57,257	56,204	113,461
Total mortgage loans	$55,744	$57,057	$112,801	$59,879	$61,029	$120,908

Other delinquency statistics:
In process of foreclosure (1)	$518	$14	$532	$465	$15	$480
Serious delinquency rate (2)	1.8%	0.3%	1.0%	1.6%	0.5%	1.1%
Past due 90 days or more and still accruing interest (3)	$—	$183	$183	$—	$313	$313
Non-accrual loans	$991	$—	$991	$994	$—	$994
Troubled debt restructurings	$124	$—	$124	$98	$—	$98
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
At March 31, 2013 and December 31, 2012, the Bank’s other assets included $102,000 and $25,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At March 31, 2013 and December 31, 2012, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $175,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2013. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$183	$192
Chargeoffs	(8)	(2)
Balance, end of period	$175	$190

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013	December 31, 2012
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$175	$183

Unpaid principal balance
Individually evaluated for impairment	$1,089	$1,092
Collectively evaluated for impairment	54,655	58,787
	$55,744	$59,879

Note 7—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the U.S. government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds only of the debt issued on its behalf and is the primary obligor only for the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its statements of condition only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 14.
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $666 billion and $688 billion at March 31, 2013 and December 31, 2012, respectively. The Bank was the primary obligor on $28.1 billion and $32.6 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2013 and December 31, 2012 (in thousands, at par value).

	March 31, 2013	December 31, 2012
Fixed-rate	$16,563,980	$18,763,230
Variable-rate	4,235,000	4,235,000
Step-up	2,625,000	2,475,000
Step-down	100,000	100,000
Total par value	$23,523,980	$25,573,230

At March 31, 2013 and December 31, 2012, 89 percent and 91 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 16 percent and 16 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable-rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2013 and December 31, 2012, by contractual maturity (dollars in thousands):

	March 31, 2013		December 31, 2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,222,500	0.65%	$9,618,500	0.60%
Due after one year through two years	6,212,225	1.30	10,277,745	0.90
Due after two years through three years	692,255	2.31	1,619,985	1.79
Due after three years through four years	860,000	2.20	450,000	4.24
Due after four years through five years	690,000	1.07	425,000	1.09
Due after five years	3,847,000	2.12	3,182,000	2.21
Total par value	23,523,980	1.18%	25,573,230	1.07%

Premiums	70,184		83,833
Discounts	(5,688)		(6,149)
Hedging adjustments	17,197		47,022
Total	$23,605,673		$25,697,936

At March 31, 2013 and December 31, 2012, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2013	December 31, 2012
Non-callable bonds	$17,998,980	$21,088,230
Callable bonds	5,525,000	4,485,000
Total par value	$23,523,980	$25,573,230

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2013 and December 31, 2012, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Due in one year or less	$16,572,500	$13,813,500
Due after one year through two years	5,537,225	9,467,745
Due after two years through three years	732,255	1,459,985
Due after three years through four years	280,000	430,000
Due after five years	402,000	402,000
Total par value	$23,523,980	$25,573,230

     Discount Notes. At March 31, 2013 and December 31, 2012, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2013	$4,557,939	$4,558,631	0.14%

December 31, 2012	$6,984,378	$6,986,856	0.15%

None of the Bank's consolidated obligation discount notes were swapped at March 31, 2013 or December 31, 2012.

Note 8—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$29,620	$32,313
AHP assessment	2,013	2,697
Grants funded, net of recaptured amounts	(1,827)	(4,417)
Balance, end of period	$29,806	$30,593

Note 9—Assets and Liabilities Subject to Offsetting
The Bank has certain financial instruments, including derivatives and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement (including any cash collateral remitted to or received from the counterparty). The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2013 or December 31, 2012.
The Bank has entered into master agreements with each of its derivative counterparties which provide for the netting of all transactions with each derivative counterparty. Under its master agreements with non-member derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $100,000 to $500,000) are met. When entering into derivative transactions with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions with members consists of collateral that is eligible to secure advances and other obligations under the member's Advances and Security Agreement with the Bank. The Bank is not required to pledge collateral to its members to secure derivative positions.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2013 and December 31, 2012, based on the terms of the Bank's master netting arrangements (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition		Net Amount
March 31, 2013

Assets

Derivatives	$98,670	$(86,040)	$12,630	$(8,707)	(1)	$3,923

Liabilities

Derivatives	$1,266,123	$(1,252,136)	$13,987	$—		$13,987

December 31, 2012

Assets

Derivatives	$118,714	$(104,767)	$13,947	$(10,583)	(2)	$3,364
Securities purchased under agreements to resell	3,000,000	—	3,000,000	(3,000,000)		—

Total assets	$3,118,714	$(104,767)	$3,013,947	$(3,010,583)		$3,364

Liabilities

Derivatives	$1,344,588	$(1,333,320)	$11,268	$—		$11,268
_____________________________

(1)	Consists of $2.404 million of securities pledged by a non-member counterparty and $6.303 million of collateral pledged by member counterparties.

(2)	Consists of $3.601 million of securities pledged by a non-member counterparty and $6.982 million of collateral pledged by member counterparties.

Note 10—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives, nor is it currently a party to any swaptions or forward rate agreements.
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
Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting under ASC 815 is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under ASC 815, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value adjustments associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reported as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013			December 31, 2012
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$6,238,076	$533	$474,470	$6,723,412	$115	$521,397
Available-for-sale securities	4,924,934	110	756,050	4,924,934	30	797,572
Consolidated obligation bonds	17,272,980	75,726	27,422	19,401,230	95,457	16,946
Interest rate caps related to advances	28,000	6	—	28,000	9	—
Total derivatives designated as hedging instruments under ASC 815	28,463,990	76,375	1,257,942	31,077,576	95,611	1,335,915
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	200	—	4	5,292	—	59
Consolidated obligation bonds	650,000	614	—	650,000	969	—
Basis swaps	4,700,000	13,007	—	4,700,000	13,001	—
Intermediary transactions	104,026	6,393	6,176	104,154	7,029	6,805
Interest rate swaptions related to optional advance commitments	—	—	—	50,000	—	—
Interest rate caps
Held-to-maturity securities	3,900,000	280	—	3,900,000	295	—
Intermediary transactions	110,000	2,001	2,001	110,000	1,809	1,809
Total derivatives not designated as hedging instruments under ASC 815	9,464,226	22,295	8,181	9,519,446	23,103	8,673
Total derivatives before netting and collateral adjustments	$37,928,216	98,670	1,266,123	$40,597,022	118,714	1,344,588

Cash collateral and related accrued interest		—	(1,166,096)		—	(1,228,553)
Netting adjustments		(86,040)	(86,040)		(104,767)	(104,767)
Total collateral and netting adjustments(1)		(86,040)	(1,252,136)		(104,767)	(1,333,320)
Net derivative balances reported in statements of condition		$12,630	$13,987		$13,947	$11,268
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2013 and 2012 (in thousands).

	Gain (Loss) Recognized in Earnings for the
	Three Months Ended March 31,
	2013	2012
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$720	$(621)
Interest rate caps	(2)	(35)
Total net gain (loss) related to fair value hedge ineffectiveness	718	(656)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	1,333	2,948
Interest rate swaps
Advances	5	34
Consolidated obligation bonds	(375)	2,180
Consolidated obligation discount notes	—	944
Basis swaps	131	(984)
Intermediary transactions	(9)	(5)
Interest rate swaptions related to optional advance commitments	—	(500)
Interest rate caps
Held-to-maturity securities	(15)	(1,384)
Total net gain related to derivatives not designated as hedging instruments under ASC 815	1,070	3,233
Net gains on derivatives and hedging activities reported in the statements of income	$1,788	$2,577
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2013 and 2012 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income(Expense)(2)

Three Months Ended March 31, 2013
Advances	$44,291	$(44,285)	$6	$(38,873)
Available-for-sale securities	28,451	(29,007)	(556)	(20,059)
Consolidated obligation bonds	(28,307)	29,575	1,268	30,509
Total	$44,435	$(43,717)	$718	$(28,423)

Three Months Ended March 31, 2012
Advances	$45,740	$(45,924)	$(184)	$(44,804)
Available-for-sale securities	22,653	(21,975)	678	(16,318)
Consolidated obligation bonds	(25,191)	24,041	(1,150)	44,102
Total	$43,202	$(43,858)	$(656)	$(17,020)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

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
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. The net exposure on derivative agreements is presented in Note 9. Based on the netting provisions and collateral requirements of its master agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.
The Bank transacts most of its interest rate exchange agreements with large financial institutions. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.

Note 11—Capital
At all times during the three months ended March 31, 2013, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$412,210	$1,702,098	$404,265	$1,793,383
Total capital	$1,241,340	$1,702,098	$1,430,213	$1,793,383
Total capital-to-assets ratio	4.00%	5.48%	4.00%	5.02%
Leverage capital	$1,551,675	$2,553,147	$1,787,766	$2,690,075
Leverage capital-to-assets ratio	5.00%	8.23%	5.00%	7.52%

Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member's total assets as of December 31, 2012, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.
The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 31, 2013 and April 30, 2013, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2013 and April 30, 2013, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. On January 31, 2013 and April 30, 2013, the Bank repurchased surplus stock totaling $198,427,400 and $168,555,900, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 12—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Service cost	$6	$4
Interest cost	22	22
Amortization of prior service credit	(4)	(9)
Amortization of net actuarial gain	(6)	(8)
Net periodic benefit cost	$18	$9

Note 13—Estimated Fair Values
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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

 Available-for-sale and held-to-maturity securities. To value its available-for-sale securities and its held-to-maturity MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.
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
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of March 31, 2013 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of March 31, 2013, four vendor prices were received for the vast majority of the Bank’s available-for-sale securities and held-to-maturity MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the relevant LIBOR swap curve and, for purposes of discounting, the overnight index swap ("OIS") curve) and, for agreements containing options, swaption volatility). Prior to December 31, 2012, the Bank used the

LIBOR swap curve to discount cash flows when determining the fair values of its interest rate exchange agreements. The Bank determined that most market participants had as of December 31, 2012 begun using the OIS curve to value certain collateralized interest rate exchange agreements and, as a result, the Bank concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on its interest rate exchange agreements beginning on that date.
As the provisions of the credit support annexes to the Bank’s master agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 9), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); the non-binding fair value estimates as of March 31, 2013 and December 31, 2012 were corroborated using a pricing model and observable market data (i.e., the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). The non-binding fair value estimates as of March 31, 2013 and December 31, 2012 were corroborated using a pricing model and observable market data (i.e., cap volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
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
     Commitments. The Bank determined the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at March 31, 2013 or December 31, 2012.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2013 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$2,227,364	$2,227,364	$2,227,364	$—		$—		$—
Interest-bearing deposits	323	323	—	323		—		—
Federal funds sold	2,075,000	2,075,000	—	2,075,000		—		—
Trading securities (1)	7,972	7,972	7,972	—		—		—
Available-for-sale securities (1)	5,739,604	5,739,604	—	5,739,604		—		—
Held-to-maturity securities	5,019,692	5,103,372	—	4,899,867	(2)	203,505	(3)	—
Advances	15,722,021	15,880,932	—	15,880,932		—		—
Mortgage loans held for portfolio, net	113,305	125,496	—	125,496		—		—
Accrued interest receivable	83,899	83,899	—	83,899		—		—
Derivative assets (1)	12,630	12,630	—	98,670		—		(86,040)

Liabilities:
Deposits	1,039,026	1,039,024	—	1,039,024		—		—
Consolidated obligations
Discount notes	4,557,939	4,558,084	—	4,558,084		—		—
Bonds	23,605,673	23,727,866	—	23,727,866		—		—
Mandatorily redeemable capital stock	4,246	4,246	4,246	—		—		—
Accrued interest payable	56,396	56,396	—	56,396		—		—
Derivative liabilities (1)	13,987	13,987	—	1,266,123		—		(1,252,136)

___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2013.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed MBS and GSE MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

As of December 31, 2012, the Bank had entered into optional advance commitments with par values totaling $50,000,000, excluding commitments to fund CIP and EDP advances. These commitments expired during the three months ended March 31, 2013. Under each of these commitments, the Bank sold an option to a member that provided the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member had satisfied all of the customary requirements for that advance. The Bank hedged these commitments through the use of interest rate swaptions, which were treated as economic hedges. The Bank irrevocably elected to carry these optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships. Gains and losses on optional advance commitments carried at fair value under the fair value option are reported in other income (loss) in the statements of income. The optional advance commitments were reported in other liabilities in the statement of condition as of December 31, 2012. At December 31, 2012, the fair value of these optional advance commitments totaled less than $1,000. At that same date, other liabilities included items with an aggregate carrying value of $25,085,000 that were not eligible for the fair value option.

Note 14—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At March 31, 2013, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $638 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
Other commitments and contingencies. At March 31, 2013 and December 31, 2012, the Bank had commitments to make additional advances totaling approximately $27,592,000 and $77,212,000, respectively. In addition, outstanding standby letters of credit totaled $2,997,514,000 and $2,947,267,000 at March 31, 2013 and December 31, 2012, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 6).
At March 31, 2013, the Bank had commitments to issue $515,000,000 of consolidated obligation bonds, $15,000,000 of which were hedged with an interest rate swap. The Bank did not have any commitments to issue consolidated obligations at December 31, 2012.
The Bank executes interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of March 31, 2013 and December 31, 2012, the Bank had pledged cash collateral of $1,165,947,000 and $1,228,375,000, respectively, to institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.

Note 15— Transactions with Shareholders
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

Note 16 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the three months ended March 31, 2013 and 2012, interest income from loans to other FHLBanks totaled $986 and $78, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Balance at January 1,	$—	$35,000
Loans made to:
FHLBank of San Francisco	100,000	—
FHLBank of Atlanta	200,000	—
Collections from:
FHLBank of Topeka	—	(35,000)
FHLBank of San Francisco	(100,000)	—
FHLBank of Atlanta	(200,000)	—
Balance at March 31,	$—	$—
There were no borrowings from other FHLBanks during the three months ended March 31, 2013. During the three months ended March 31, 2012, interest expense on borrowings from other FHLBanks totaled $78. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2012 (in thousands).

Three Months Ended
March 31, 2012
Balance at January 1,	$—
Borrowings from FHLBank of Topeka	40,000
Repayments to FHLBank of Topeka	(40,000)
Balance at March 31,	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the three months ended March 31, 2013 or 2012.
Occasionally, the Bank transfers debt to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the three months ended March 31, 2013 or 2012.

Note 17 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three months months ended March 31, 2013 and 2012 (in thousands).

	Net Unrealized Gains on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$22,527	$(41,437)	$665	$(18,245)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense			(10)	(10)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	23,130			23,130
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities		2,054		2,054
Prior service cost			(211)	(211)
Total other comprehensive income (loss)	23,130	2,054	(221)	24,963
Balance at March 31, 2013	$45,657	$(39,383)	$444	$6,718

Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income		214		214
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense			(17)	(17)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	3,084			3,084
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities		2,757		2,757
Total other comprehensive income (loss)	3,084	2,971	(17)	6,038
Balance at March 31, 2012	$8,281	$(48,458)	$600	$(39,577)
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2013 (the “2012 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of March 31, 2013, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+. The outlook on each of the NRSRO’s long-term ratings of the individual FHLBanks is negative, consistent with each of the NRSRO's negative outlook on the long-term rating of the U.S. government.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these credit ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Topic 815 of the Financial Accounting Standards Board Accounting Standards Codification entitled “Derivatives and Hedging.”
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2013 and December 31, 2012.

MEMBERSHIP SUMMARY
	March 31, 2013	December 31, 2012
Commercial banks	700	702
Thrifts	73	74
Credit unions	93	90
Insurance companies	23	23
Community Development Financial Institutions	2	2
Total members	891	891
Housing associates	8	8
Non-member borrowers	10	10
Total	909	909
Community Financial Institutions (“CFIs”) (1)	716	719
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of March 31, 2013 and December 31, 2012 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2013, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2012, 2011 and 2010 of less than $1.095 billion. For 2012, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2011, 2010 and 2009 of less than $1.076 billion.
Financial Market Conditions
Economic conditions in the United States continued to show signs of improvement during the first three months of 2013. The gross domestic product increased at an annual rate of 2.5 percent during the first quarter of 2013, as compared to an annual rate of 2.2 percent during 2012. The nationwide unemployment rate fell from 7.8 percent at the end of 2012 to 7.6 percent at March 31, 2013. Housing prices have improved in most major metropolitan areas; however, some housing markets remain relatively weak. Despite the continued economic improvement during the first three months of the year, the sustainability and extent of those improvements and the prospects for and potential timing of further improvements remain uncertain.
Credit market conditions remained relatively stable during the first three months of 2013. The markets were impacted by concerns regarding the U.S. government's debt limit and deficits. In January 2013, in order to avoid the possible financial market impacts of an ongoing debt ceiling debate, the U.S. Congress passed a suspension of the debt ceiling until May 2013, temporarily averting market concerns of a U.S. government default. Continued political debates concerning spending cuts and deficit reduction, as well as renewed negotiations regarding the debt ceiling, could adversely affect the financial markets and potentially the FHLBank debt markets in 2013.
In May 2013, the Federal Reserve announced that it would continue to purchase additional agency mortgage-backed securities ("MBS") at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The Federal Reserve also announced that it would maintain its existing policy of reinvesting the principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing treasury securities at auction. Taken together, these actions should maintain downward pressure on longer-term interest rates.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first three months of 2013. The Federal Reserve stated at its April/May 2013 FOMC meeting that it currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. From 2009 through the first quarter of 2013, the Federal Reserve has paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. During this period, a significant and sustained increase in bank reserves combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range.

One-month and three-month LIBOR rates decreased slightly during the first three months of 2013, with one-month and three-month LIBOR ending the first quarter at 0.20 percent and 0.28 percent, respectively, as compared to 0.21 percent and 0.31 percent, respectively, at the end of 2012. The following table presents information on various market interest rates at March 31, 2013 and December 31, 2012 and various average market interest rates for the three-month periods ended March 31, 2013 and 2012.

	Ending Rate		Average Rate
	March 31, 2013	December 31, 2012	First Quarter 2013	First Quarter 2012
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.09%	0.09%	0.14%	0.10%
1-month LIBOR (1)	0.20%	0.21%	0.20%	0.26%
3-month LIBOR (1)	0.28%	0.31%	0.29%	0.51%
2-year LIBOR (1)	0.42%	0.39%	0.40%	0.59%
5-year LIBOR (1)	0.95%	0.86%	0.96%	1.17%
10-year LIBOR (1)	2.01%	1.84%	2.01%	2.12%
3-month U.S. Treasury (1)	0.07%	0.05%	0.09%	0.07%
2-year U.S. Treasury (1)	0.25%	0.25%	0.26%	0.29%
5-year U.S. Treasury (1)	0.77%	0.72%	0.82%	0.90%
10-year U.S. Treasury (1)	1.87%	1.78%	1.95%	2.04%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2013 Summary

•
The Bank ended the first quarter of 2013 with total assets of $31.0 billion compared with $35.7 billion at the end of 2012. The $4.7 billion decrease in total assets during the three-month period was attributable to a $2.7 billion decrease in advances, a $1.8 billion decrease in the Bank's short-term liquidity portfolio and a $0.2 billion decrease in the Bank's long-term held-to-maturity securities portfolio.

•
Total advances at March 31, 2013 were $15.7 billion, compared to $18.4 billion at the end of 2012. The Bank's advances balances declined during the first three months of 2013 due largely to continued high liquidity levels and weak demand for loans at member institutions.

•	The Bank’s net income for the three months ended March 31, 2013 was $18.1 million, including net interest income of $34.8 million and $1.8 million in net gains on derivatives and hedging activities.

•
The Bank held $5.5 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $12.8 million (excluding accrued interest) at March 31, 2013. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors, including the relative level and volatility of future interest rates.

•
Unrealized losses on the Bank’s holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $27.4 million (12 percent of amortized cost) at March 31, 2013, as compared to $35.2 million (15 percent of amortized cost) at December 31, 2012. Based on its quarter-end analysis of the 30 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. Accordingly, no credit-related other-than-temporary impairment charges were recorded during the three months ended March 31, 2013. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS deteriorates beyond management's current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired in prior periods and/or losses on its other investments in non-agency RMBS.

•
At all times during the first three months of 2013, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $588.8 million (or 1.9 percent of total assets) at March 31, 2013 from $571.9 million (or 1.6 percent of total assets) at December 31, 2012.

•
On March 29, 2013, the Bank paid a dividend totaling $1.2 million; the Bank’s first quarter dividend was paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for the preceding quarter by 12.5 basis points.

•
While the Bank cannot predict future economic conditions, it does not expect that its advances balances will increase significantly for some period of time. Therefore, its future adjusted earnings will likely be lower than they would have been otherwise. As advances are paid off, the Bank's general practice is to repurchase capital stock in proportion to the reduction in outstanding advances. The Bank expects that its ability to adjust its capital levels in response to changes in the amount of advances outstanding combined with the accumulation of retained earnings in recent years will help to mitigate the negative impact that the current subdued lending activity would otherwise be expected to have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the upper end of the target range for the federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter 2013	2012
		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$15,722,021	$18,394,797	$19,480,464	$19,207,379	$18,171,626
Investments (1)	12,842,591	16,198,823	15,420,149	13,805,508	13,461,626
Mortgage loans	113,480	121,661	131,130	140,633	152,182
Allowance for credit losses on mortgage loans	175	183	183	190	190
Total assets	31,033,504	35,755,329	35,188,141	34,728,987	34,190,186
Consolidated obligations — discount notes	4,557,939	6,984,378	5,692,560	9,507,659	8,564,746
Consolidated obligations — bonds	23,605,673	25,697,936	26,286,910	22,049,307	21,570,440
Total consolidated obligations(2)	28,163,612	32,682,314	31,979,470	31,556,966	30,135,186
Mandatorily redeemable capital stock(3)	4,246	4,504	4,531	4,890	4,873
Capital stock — putable	1,109,003	1,216,986	1,248,279	1,204,441	1,245,409
Unrestricted retained earnings	562,951	549,617	536,951	523,851	506,992
Restricted retained earnings	25,898	22,276	18,824	15,273	10,771
Total retained earnings	588,849	571,893	555,775	539,124	517,763
Accumulated other comprehensive income (loss)	6,718	(18,245)	(31,531)	(44,778)	(39,577)
Total capital	1,704,570	1,770,634	1,772,523	1,698,787	1,723,595
Dividends paid(3)	1,154	1,142	1,105	1,146	1,162
Income statement (for the quarter)
Net interest income (4)	$34,809	$38,459	$41,727	$40,557	$40,646
Other income (loss)	3,826	(1,073)	(4,803)	2,650	5,429
Other expense	18,512	18,208	17,195	18,198	19,110
Assessments	2,013	1,918	1,973	2,502	2,697
Net income	18,110	17,260	17,756	22,507	24,268
Performance ratios
Net interest margin(5)	0.42%	0.42%	0.46%	0.46%	0.48%
Return on average assets	0.22	0.19	0.19	0.26	0.28
Return on average equity	4.33	3.89	4.10	5.38	5.79
Return on average capital stock (6)	6.53	5.63	5.85	7.66	7.96
Total average equity to average assets	5.05	4.86	4.75	4.81	4.91
Regulatory capital ratio(7)	5.48	5.02	5.14	5.03	5.17
Dividend payout ratio (3)(8)	6.37	6.62	6.22	5.09	4.79
Average effective federal funds rate(9)	0.14%	0.16%	0.15%	0.15%	0.10%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $666 billion, $688 billion, $674 billion, $685 billion, and $658 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $28 billion, $33 billion, $32 billion, $31 billion, and $30 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $5 thousand, $4 thousand, $5 thousand, $7 thousand, and $11 thousand for the quarters ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $1.3 million, $2.1 million, $2.5 million, $2.9 million, and $2.9 million for the quarters ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.

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

Financial Condition
The following table provides selected period-end balances as of March 31, 2013 and December 31, 2012, as well as selected average balances for the three-month period ended March 31, 2013 and the year ended December 31, 2012. As shown in the table, the Bank’s total assets decreased by 13.2 percent (or $4.7 billion) between December 31, 2012 and March 31, 2013, due to declines of $2.7 billion, $1.8 billion and $0.2 billion in advances, short-term liquidity holdings and held-to-maturity securities, respectively. As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2013, total consolidated obligations decreased by $4.5 billion as consolidated obligation bonds decreased by $2.1 billion and consolidated obligation discount notes decreased by $2.4 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2013
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2012
Advances	$15,722	$(2,673)	(14.5)%	$18,395
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	2,200	1,300	144.4%	900
Securities purchased under agreements to resell	—	(3,000)	(100.0)%	3,000
Federal funds sold	2,075	(144)	(6.5)%	2,219
Long-term investments
Available-for-sale securities	5,740	(32)	(0.6)%	5,772
Held-to-maturity securities	5,020	(180)	(3.5)%	5,200
Mortgage loans, net	113	(8)	(6.6)%	121
Total assets	31,034	(4,721)	(13.2)%	35,755
Consolidated obligations — bonds	23,606	(2,092)	(8.1)%	25,698
Consolidated obligations — discount notes	4,558	(2,426)	(34.7)%	6,984
Total consolidated obligations	28,164	(4,518)	(13.8)%	32,682
Mandatorily redeemable capital stock	4	(1)	(20.0)%	5
Capital stock	1,109	(108)	(8.9)%	1,217
Retained earnings	589	17	3.0%	572
Average total assets	33,594	(1,885)	(5.3)%	35,479
Average capital stock	1,124	(85)	(7.0)%	1,209
Average mandatorily redeemable capital stock	4	(1)	(20.0)%	5
_____________________________

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) decreased $2.6 billion during the first three months of 2013. The decline in advances was primarily due to a $1.8 billion decrease in advances to the Bank's five largest borrowers as of December 31, 2012 and a $0.7 billion decrease in advances to CFIs. The Bank's lending activities remained subdued during the period due largely to high deposit levels and weak demand for loans at member institutions. The following table presents advances outstanding, by type of institution, as of March 31, 2013 and December 31, 2012.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial banks	$11,381	74%	$13,703	77%
Thrift institutions	2,343	15	2,612	15
Credit unions	1,140	8	1,160	6
Insurance companies	353	2	375	2
Total member advances	15,217	99	17,850	100
Housing associates	50	1	43	—
Non-member borrowers	33	—	35	—
Total par value of advances	$15,300	100%	$17,928	100%
Total par value of advances outstanding to CFIs (1)	$4,755	31%	$5,496	31%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of March 31, 2013 and December 31, 2012 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2013, advances outstanding to the Bank’s five largest borrowers totaled $4.6 billion, representing 29.7 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2012 totaled $6.1 billion, representing 33.9 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2013.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2013
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank (1)	$2,000	13.1%
Beal Bank USA	860	5.6
Prosperity Bank	572	3.7
ViewPoint Bank, N.A.	567	3.7
First National Bank (Edinburg, Texas)	554	3.6
	$4,553	29.7%

(1)	On May 7, 2013, $1.0 billion of Comerica Bank's advances matured and were repaid.

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2013 and December 31, 2012.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$10,917	71.4%	$13,543	75.5%
Adjustable/variable-rate indexed	2,174	14.2	2,066	11.6
Amortizing	2,209	14.4	2,319	12.9
Total par value	$15,300	100.0%	$17,928	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2012 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2012 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Portfolio
At March 31, 2013, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of overnight federal funds sold to domestic bank counterparties and $2.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. All of the Bank's federal funds sold during the three months ended March 31, 2013 were transacted with domestic bank counterparties on an overnight basis. At December 31, 2012, the Bank’s short-term liquidity portfolio was comprised of $2.2 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $3.0 billion of overnight reverse repurchase agreements. As of March 31, 2013, the Bank’s overnight federal funds sold consisted of $0.3 billion sold to counterparties rated double-A, $1.4 billion sold to counterparties rated single-A and $0.4 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity portfolio fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2013 and December 31, 2012 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
March 31, 2013	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$37	$57	$94	$37
Government-sponsored enterprises	—	5,227	5,227	—
Other	—	456	456	—
Total debentures	37	5,740	5,777	37

MBS portfolio
U.S. government-guaranteed obligations	12	—	12	12
Government-sponsored enterprises	4,779	—	4,779	4,850
Non-agency RMBS	192	—	192	204
Total MBS	4,983	—	4,983	5,066
Total long-term investments	$5,020	$5,740	$10,760	$5,103

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2012	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$39	$56	$95	$39
Government-sponsored enterprises	—	5,258	5,258	—
Other	—	458	458	—
Total debentures	39	5,772	5,811	39

MBS portfolio
U.S. government-guaranteed obligations	13	—	13	13
Government-sponsored enterprises	4,947	—	4,947	5,025
Non-agency RMBS	201	—	201	207
Total MBS	5,161	—	5,161	5,245
Total long-term investments	$5,200	$5,772	$10,972	$5,284

As of March 31, 2013, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P; the other debentures were not rated by Fitch.

During the three months ended March 31, 2013, the Bank acquired $290 million of GSE MBS, all of which were classified as held-to-maturity. The Bank did not sell any long-term investments during the three months ended March 31, 2013. During this same three-month period, the proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $477 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock — putable, mandatorily redeemable capital stock and retained earnings). At March 31, 2013, the Bank held $5.0 billion (amortized cost) of MBS, which represented 295 percent of its total regulatory capital as of that date. In April 2013, the Bank purchased an additional $133 million of GSE MBS. The Bank intends to purchase additional GSE MBS to the extent it has the regulatory capacity to do so.
While the Bank is permitted under applicable policies and regulations to purchase certain other types of highly rated long-term investments, it does not currently anticipate purchasing such securities in the foreseeable future.
Gross unrealized losses on the Bank’s MBS investments decreased from $35.4 million at December 31, 2012 to $27.7 million at March 31, 2013. As of March 31, 2013, $27.4 million (or 99 percent) of the gross unrealized losses related to the Bank’s holdings of non-agency RMBS.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 3 and 4 beginning on pages 7 and 9, respectively, of this report).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2013. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	2	$6,035	$6,036	$6,036	$5,815	$221
Single-A	4	13,927	13,928	13,928	13,199	729
Triple-B	3	17,284	17,286	17,286	16,242	1,044
Double-B	3	24,098	24,098	24,098	22,256	1,842
Single-B	5	37,126	37,048	35,458	31,476	5,572
Triple-C	12	121,804	113,556	80,739	95,700	17,856
Single-C	1	23,828	18,940	13,964	18,817	123
Total	30	$244,102	$230,892	$191,509	$203,505	$27,387
At March 31, 2013, the Bank’s portfolio of non-agency RMBS was comprised of 11 securities with an aggregate unpaid principal balance of $66 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $178 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2012, the 11 securities backed by fixed-rate loans had an aggregate unpaid principal balance of $73 million and the 19 securities backed by option ARM loans had an aggregate unpaid principal balance of $183 million. The following table provides a summary of the Bank’s non-agency RMBS as of March 31, 2013 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency(1)(2)	Current Weighted Average (1)(3)	Original Weighted Average(1)	Minimum Current(4)
Prime(5)
Fixed-rate collateral
2006	1	$24	$19	$19	$—	14.69%	2.49%	8.89%	2.49%
2003	6	22	22	21	1	1.96%	7.38%	3.94%	4.37%
Total fixed-rate prime collateral	7	46	41	40	1	8.57%	4.84%	6.52%	2.49%
Option ARM collateral
2005	15	137	134	115	19	27.06%	39.86%	43.03%	18.91%
2004	2	10	10	9	1	22.44%	26.20%	29.94%	25.12%
Total option ARM prime collateral	17	147	144	124	20	26.75%	38.95%	42.15%	18.91%
Total prime collateral	24	193	185	164	21	22.44%	30.85%	33.70%	2.49%
Alt-A(5)
Fixed-rate collateral
2005	1	15	15	13	2	13.45%	5.09%	6.84%	5.09%
2004	1	1	1	1	—	12.93%	73.43%	6.85%	73.43%
2002	2	4	4	4	—	7.22%	19.02%	4.52%	16.74%
Total fixed-rate Alt-A collateral	4	20	20	18	2	12.17%	9.67%	6.37%	5.09%
Option ARM collateral
2005	2	31	26	22	4	40.67%	24.39%	39.45%	19.91%
Total Alt-A collateral	6	51	46	40	6	29.50%	18.62%	26.49%	5.09%
Total non-agency RMBS	30	$244	$231	$204	$27	23.91%	28.31%	32.20%	2.49%

Total fixed-rate collateral	11	$66	$61	$58	$3	9.66%	6.30%	6.47%	2.49%
Total option ARM collateral	19	178	170	146	24	29.16%	36.42%	41.68%	18.91%
Total non-agency RMBS	30	$244	$231	$204	$27	23.91%	28.31%	32.20%	2.49%
_____________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2013, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 11.38 percent.

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
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2012 is provided in the Bank’s 2012 10-K. There were no material changes in these concentrations during the three months ended March 31, 2013.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2013 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of March 31, 2013 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization	March 31, 2013		Low	High		Low	High		Low	High
Prime (1)
2003	$22,031	21.94%	15.93%	25.10%	0.67%	0.27%	2.59%	26.91%	25.34%	27.56%
Alt-A(1)
2006	23,828	9.69%	9.69%	9.69%	33.77%	33.77%	33.77%	49.79%	49.79%	49.79%
2005	183,816	5.37%	4.13%	11.33%	42.06%	14.72%	59.59%	40.90%	33.03%	51.15%
2004	10,372	5.96%	5.61%	11.03%	38.06%	19.13%	39.53%	41.62%	41.11%	42.24%
2002	4,055	17.93%	15.65%	18.56%	5.39%	3.80%	11.14%	38.44%	38.35%	38.47%
Total Alt-A collateral	222,071	6.09%	4.13%	18.56%	40.31%	3.80%	59.59%	41.84%	33.03%	51.15%
Total non-agency RMBS	$244,102	7.52%	4.13%	25.10%	36.74%	0.27%	59.59%	40.49%	25.34%	51.15%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2013 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning January 1, 2013 were 5 percentage points lower than the base case scenario followed by recovery rates which are 33 percent lower than those used in the base case scenario. Under the more stressful scenario, home prices for the vast majority of housing markets were projected to decline by 4 percent to 6 percent during the 12-month period beginning January 1, 2013.
As set forth in the table below, under the more stressful housing price scenario, two of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of March 31, 2013 (as compared to no securities in the Bank’s best estimate scenario as of that date). The stress test scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in its OTTI assessment.

NON-AGENCY RMBS STRESS-TEST SCENARIO
(dollars in thousands)

	Year of Securitization	Collateral Type	Unpaid Principal Balance	Carrying Value	Fair Value	Credit Losses Recorded in Earnings During the First Quarter	Hypothetical Credit Losses Under Stress-Test Scenario(2)	Collateral Delinquency(3)	Current Credit Enhancement(4)
Prime (1)
Security #10	2005	Option ARM	$6,644	$4,184	$5,052	$—	$12	31.9%	32.1%
Total Prime			6,644	4,184	5,052	—	12

Alt-A(1)
Security #14	2005	Fixed-Rate	15,343	11,599	12,758	—	91	13.5%	5.1%
Total Alt-A			15,343	11,599	12,758	—	91
			$21,987	$15,783	$17,810	$—	$103
_____________________________

(1)
Security #14 is the only security presented in the table above that was labeled as Alt-A by the originator at the time of issuance; however, based upon their current collateral or performance characteristics, both of the securities presented in the table above were analyzed using Alt-A assumptions.

(2)
Represents the credit losses that would have been recorded in earnings during the quarter ended March 31, 2013 if the more stressful housing price scenario had been used in the Bank’s OTTI assessment as of March 31, 2013.

(3)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of March 31, 2013, actual cumulative loan losses in the pools of loans underlying the securities presented in the table ranged from 3.34 percent to 10.05 percent.

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

While substantially all of the Bank's MBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with floating rate coupons ($5.1 billion par value at March 31, 2013) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2013, one-month LIBOR was 0.20 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($4.4 billion) was between 6.0 percent and 7.0 percent. As of March 31, 2013, one-month LIBOR rates were approximately 580 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $3.9 billion of interest rate caps with remaining maturities ranging from 10 months to 39 months as of March 31, 2013, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of March 31, 2013.

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
	$3,900

Consolidated Obligations and Deposits
During the three months ended March 31, 2013, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $2.0 billion while its outstanding consolidated obligation discount notes decreased by $2.4 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2013 and December 31, 2012.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$13,774	58.5%	$16,863	66.0%
Callable	2,790	11.9	1,900	7.4
Callable step-up	2,625	11.2	2,475	9.7
Variable-rate	4,235	18.0	4,235	16.5
Callable step-down	100	0.4	100	0.4
Total par value	$23,524	100.0%	$25,573	100.0%

The Bank’s funding needs remained relatively low during the first three months of 2013, with only $2.0 billion of consolidated obligation bonds issued during this period. The proceeds of these issuances were generally used to replace maturing or called consolidated obligations.
The average LIBOR cost of consolidated obligation bonds issued during the first quarter of 2013 was slightly lower than the average LIBOR cost of consolidated obligation bonds issued during the fourth quarter of 2012. The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank decreased from approximately LIBOR minus 16 basis points during the quarter ended December 31, 2012 to approximately LIBOR minus 17 basis points in the first quarter of 2013.

Demand and term deposits were $1.0 billion and $1.2 billion at March 31, 2013 and December 31, 2012, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.1 billion and $1.2 billion at March 31, 2013 and December 31, 2012, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $1.2 billion for the year ended December 31, 2012 to $1.1 billion for the three months ended March 31, 2013.
Mandatorily redeemable capital stock outstanding at March 31, 2013 and December 31, 2012 was $4.2 million and $4.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2013 and December 31, 2012, the Bank’s five largest shareholders collectively held $250 million and $290 million, respectively, of capital stock, which represented 22.4 percent and 23.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2013.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2013
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$89,084	8.0%
Texas Capital Bank, N.A.	51,744	4.6
Beal Bank USA	37,656	3.4
International Bank of Commerce	37,094	3.3
Prosperity Bank	34,858	3.1
	$250,436	22.4%
As of March 31, 2013, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000, and the activity-based investment requirement is 4.10 percent of outstanding advances.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 31, 2013 and April 30, 2013, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on those dates, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2012.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2013	1,984,274	$198,427	$—
April 30, 2013	1,685,559	168,556	—

At March 31, 2013, the Bank’s excess stock totaled $254.1 million, which represented 0.8% percent of the Bank’s total assets as of that date.
The following table presents outstanding capital stock, by type of institution, as of March 31, 2013 and December 31, 2012.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	March 31, 2013		December 31, 2012
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$793	71%	$897	73%
Thrifts	142	13	142	12
Credit unions	136	12	132	11
Insurance companies	38	4	46	4
Total capital stock classified as capital	1,109	100	1,217	100
Mandatorily redeemable capital stock	4	—	5	—
Total regulatory capital stock	$1,113	100%	$1,222	100%
During the three months ended March 31, 2013, the Bank’s retained earnings increased by $16.9 million, from $571.9 million to $588.8 million. During this same period, the Bank paid dividends on capital stock totaling $1.2 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first quarter 2013 dividend rate exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarter ended December 31, 2012 by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2012 through December 31, 2012, was paid on March 29, 2013.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to adjusted earnings) generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the remainder of 2013 at or slightly above the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the upper end of the Federal Reserve's target range for the federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2012 10-K. At March 31, 2013, the Bank’s total risk-based capital requirement was $412 million, comprised of credit risk, market risk and operations risk capital requirements of $239 million, $78 million and $95 million, respectively, and its permanent capital was $1.7 billion.

In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2013 or December 31, 2012. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2013, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2013, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.48% and 8.23%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2013 and December 31, 2012, see “Item 1. Financial Statements” (specifically, Note 11 on page 27 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) with highly rated financial institutions to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 10 beginning on page 21 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2013 and December 31, 2012.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Short-Cut Method	Long-Haul Method	Economic Hedges	Total
March 31, 2013
Advances	$4,909	$1,357	$—	$6,266
Investments	—	4,924	3,900	8,824
Consolidated obligation bonds	—	17,274	650	17,924
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	214	214
Total notional balance	$4,909	$23,555	$9,464	$37,928
December 31, 2012
Advances	$5,235	$1,517	$55	$6,807
Investments	—	4,925	3,900	8,825
Consolidated obligation bonds	—	19,401	650	20,051
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	214	214
Total notional balance	$5,235	$25,843	$9,519	$40,597

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the three months ended March 31, 2013 and 2012.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Three Months Ended March 31, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$(1)	$—	$—	$—	$26
Net interest settlements included in net interest income (2)	(40)	(47)	32	—	—	—	(55)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	—	1	—	—	—	1
Net interest settlements on economic hedges	—	—	—	—	—	1	1
Total net gains on derivatives and hedging activities	—	—	1	—	—	1	2
Net impact of derivatives and hedging activities	$(40)	$(20)	$32	$—	$—	$1	$(27)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Three Months Ended March 31, 2012
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$25	$—	$—	$—	$—	$24
Net interest settlements included in net interest income (2)	(47)	(41)	45	—	—	—	(43)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	1	(1)	—	—	—	—
Net gains (losses) on economic hedges	—	(1)	2	1	(1)	(1)	—
Net interest settlements on economic hedges	—	—	—	—	—	3	3
Total net gains (losses) on derivatives and hedging activities	—	—	1	1	(1)	2	3
Net impact of derivatives and hedging activities	(48)	(16)	46	1	(1)	2	(16)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	1	—	1
	$(48)	$(16)	$46	$1	$—	$2	$(15)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
By entering into interest rate exchange agreements with highly rated financial institutions (with which it has in place master agreements), the Bank generally exchanges a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The master agreements with the Bank's non-member counterparties require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government-guaranteed or agency debt securities) if credit risk exposures rise above the thresholds.
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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2013.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To Counterparty	Other Collateral Pledged From Counterparty	Net Credit Exposure (3)
Non-member counterparties
Asset positions with credit exposure
Aa	1	$25.0	$0.1	$—	$—	$0.1
A	1	1,015.0	2.6	—	(2.4)	0.2
Liability positions with credit exposure
Aa (4)	2	3,461.5	(81.0)	81.4	—	0.4
A (4)	3	8,452.8	(213.0)	216.3	—	3.3
Total derivative positions with non-member counterparties to which the Bank had credit exposure	7	12,954.3	(291.3)	297.7	(2.4)	4.0
Liability positions without credit exposure (4)	7	24,866.9	(880.3)	868.4	—	—
Total non-member counterparties	14	37,821.2	(1,171.6)	$1,166.1	$(2.4)	$4.0

Member institutions (5)
Asset positions	8	45.9	6.3
Liability positions	4	61.1	(2.1)
Total member institutions	12	107.0	4.2

Total	26	$37,928.2	$(1,167.4)
_____________________________

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of March 31, 2013.

(2)	Includes amounts that had not settled as of March 31, 2013.

(3)	Excess cash collateral totaling $1.8 million was returned to the Bank in early April 2013.

(4)
The figures for liability positions with credit exposure to A-rated counterparties as of March 31, 2013 include transactions with one counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $2.0 billion as of March 31, 2013 and represented a net credit exposure of $1.4 million to the Bank as of March 31, 2013. In addition, the figures for liability positions without credit exposure as of March 31, 2013 include transactions with another counterparty that is also affiliated with the same non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $8.5 billion as of March 31, 2013. The figures for liability positions with credit exposure to Aa-rated counterparties as of March 31, 2013 include transactions with another counterparty that is affiliated with a member institution; transactions with this counterparty had an aggregate notional principal of $1.4 billion as of March 31, 2013 and represented a net credit exposure of $0.2 million to the Bank as of March 31, 2013.

(5)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.

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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act, which provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate risk. As a result of these requirements, certain derivative transactions that the Bank enters into on and after June 10, 2013 will be required to be cleared through a third-party central clearinghouse. Cleared trades will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives through a central clearinghouse may or may not reduce the counterparty credit risk typically associated with bilateral transactions, certain requirements, including margin provisions, for cleared trades have the potential to make derivative transactions more costly for the Bank. The Dodd-Frank Act will also change the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new (but not yet finalized) regulatory requirements, including minimum margin and capital requirements imposed by regulators on one or both counterparties to the transactions. Any changes to the margin or capital requirements associated with uncleared trades could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk.
Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on the Bank’s hedging activities and the costs associated with those activities will become known only after the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see the Bank’s 2012 10-K (specifically, “Business — Legislative and Regulatory Developments” beginning on page 16 of that report).

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 108 percent and 109 percent at March 31, 2013 and December 31, 2012, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended March 31, 2013 and 2012 was $18.1 million and $24.3 million, respectively. The Bank’s net income for the three months ended March 31, 2013 represented an annualized return on average capital stock (“ROCS”) of 6.53 percent, which was 639 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 7.96 percent for the three months ended March 31, 2012, which exceeded the average effective federal funds rate for that quarter by 786 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended March 31, 2013 and 2012, the Bank’s income before assessments was $20.1 million and $27.0 million, respectively. As discussed in more detail below, the $6.9 million decrease in income before assessments from period to period was attributable to a $5.8 million decrease in net interest income and a $1.6 million decrease in other income, offset by a $0.5 million decrease in other expense. The decrease in other income was due primarily to a $1.1 million decrease in gains on optional advance commitments carried at fair value and a $0.8 million decrease in net gains on derivatives and hedging activities, offset by a $0.2 million decrease in credit charges on the Bank's non-agency RMBS holdings.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income
For the three months ended March 31, 2013 and 2012, the Bank’s net interest income was $34.8 million and $40.6 million, respectively. As described further below, the Bank’s net interest income does not include net interest settlements on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments during the three months ended March 31, 2013 and 2012. If these net interest settlements had been included, net interest income would have decreased by $7.5 million for the three months ended March 31, 2013, as compared to the corresponding period in 2012. The decrease in net interest income was due in large part to a decrease in the net interest margin.
For the three months ended March 31, 2013 and 2012, the Bank’s net interest margin was 42 basis points and 48 basis points, respectively. Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 43 basis points for the three months ended March 31, 2012 to 38 basis points for the three months ended March 31, 2013. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 5 basis points for the three months ended March 31, 2012 to 4 basis points for the three months ended March 31, 2013. The decrease in the Bank's net interest spread for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to three factors. First, a higher percentage of the Bank's earning assets in 2013 consisted of overnight investments, which earn a lower return than the Bank's advances and long-term investments. Second, the Bank used a higher percentage of consolidated obligation bonds, rather than consolidated obligation discount notes, to fund the Bank's operations in 2013. The Bank pays a higher rate of interest on consolidated obligation bonds than it does on consolidated obligation discount notes. Finally, prepayment fees on advances were approximately $1.6 million lower during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
As noted above, the Bank’s net interest income excludes net interest settlements on economic hedge derivatives. During the three months ended March 31, 2013, the Bank used $4.7 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR and approximately $0.7 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily effective federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2012, the Bank used $4.7 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $3.2 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $0.7 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $1.3 million for the three months ended March 31, 2013, compared to $2.9 million for the corresponding period in 2012.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2013 and 2012.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$1,174	$—	0.15%	$587	$—	0.10%
Securities purchased under agreements to resell	2,458	1	0.12%	1,932	1	0.12%
Federal funds sold	2,248	1	0.12%	1,850	—	0.09%
Investments
Trading	7	—	—%	6	—	—%
Available-for-sale (d)	5,717	6	0.42%	5,227	8	0.58%
Held-to-maturity (d)	5,246	14	1.10%	6,272	18	1.14%
Advances (e)	17,552	38	0.87%	18,722	52	1.12%
Mortgage loans held for portfolio	118	2	5.55%	157	2	5.57%
Total earning assets	34,520	62	0.72%	34,753	81	0.94%
Cash and due from banks	148			103
Other assets	116			115
Derivatives netting adjustment (b)	(1,174)			(587)
Fair value adjustment on available-for-sale securities (d)	25			(3)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(41)			(50)
Total assets	$33,594	62	0.74%	$34,331	81	0.95%
Liabilities and Capital
Interest-bearing deposits (b)	$1,140	—	0.01%	$1,255	—	0.01%
Consolidated obligations
Bonds	23,993	25	0.41%	20,885	39	0.75%
Discount notes	6,569	2	0.13%	9,786	1	0.07%
Mandatorily redeemable capital stock and other borrowings	8	—	0.31%	9	—	0.35%
Total interest-bearing liabilities	31,710	27	0.34%	31,935	40	0.51%
Other liabilities	1,362			1,298
Derivatives netting adjustment (b)	(1,174)			(587)
Total liabilities	31,898	27	0.34%	32,646	40	0.50%
Total capital	1,696			1,685
Total liabilities and capital	$33,594		0.32%	$34,331		0.47%
Net interest income		$35			$41
Net interest margin			0.42%			0.48%
Net interest spread			0.38%			0.43%
Impact of non-interest bearing funds			0.04%			0.05%

_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2013 and 2012 in the table above include $1.174 billion and $0.586 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of the interest-bearing deposit liabilities for the three months ended March 31, 2012 in the table above includes $1 million which is classified as derivative assets/liabilities on the statement of condition. There were no interest-bearing deposit liabilities that were classified as derivative assets/liabilities at any time during the three months ended March 31, 2013.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $1.3 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2013 and 2012 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2013 vs. 2012
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—
Securities purchased under agreements to resell	—	—	—
Federal funds sold	1	—	1
Investments
Trading	—	—	—
Available-for-sale	—	(2)	(2)
Held-to-maturity	(3)	(1)	(4)
Advances	(3)	(11)	(14)
Mortgage loans held for portfolio	—	—	—
Total interest income	(5)	(14)	(19)
Interest expense
Interest-bearing deposits	—	—	—
Consolidated obligations
Bonds	5	(19)	(14)
Discount notes	—	1	1
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	5	(18)	(13)
Changes in net interest income	$(10)	$4	$(6)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2013 and 2012. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$367	$(75)
Economic hedge derivatives related to consolidated obligation discount notes	—	349
Stand-alone economic hedge derivatives (basis swaps)	964	2,706
Member/offsetting swaps	7	4
Economic hedge derivatives related to advances	(5)	(36)
Total net interest income associated with economic hedge derivatives	1,333	2,948
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	131	(984)
Federal funds floater swaps	(375)	2,180
Interest rate caps related to held-to-maturity securities	(15)	(1,384)
Discount note swaps	—	944
Member/offsetting swaps and caps	(9)	(5)
Swaptions related to optional advance commitments	—	(500)
Other economic hedge derivatives (advance swaps)	5	34
Total fair value gains (losses) related to economic hedge derivatives	(263)	285
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	6	(184)
Available-for-sale securities and associated hedges	(556)	678
Consolidated obligation bonds and associated hedges	1,268	(1,150)
Total fair value hedge ineffectiveness	718	(656)
Total net gains on derivatives and hedging activities	1,788	2,577
Net gains on unhedged trading securities	344	182
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(214)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	—	1,142
Letter of credit fees	1,164	1,229
Other, net	530	513
Total other	2,038	2,852
Total other income	$3,826	$5,429

Economic Hedge Derivatives
The Bank has issued a number of consolidated obligation bonds that are indexed to the daily federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As of March 31, 2013, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.7 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the effective federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap, the projected OIS rates over the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At March 31, 2013, the carrying values of the Bank’s federal funds floater swaps totaled $0.4 million, excluding net accrued interest receivable.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. The Bank did not have any discount note swaps outstanding as of March 31, 2013.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of March 31, 2013, the Bank was a party to 6 interest rate basis swaps with an aggregate notional amount of $4.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected OIS rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. At March 31, 2013, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $12.2 million, excluding net accrued interest receivable. There were no terminations of interest rate basis swaps during the three months ended March 31, 2013 or 2012.
If the Bank holds its federal funds floater swaps and interest rate basis swaps to maturity, the cumulative life-to-date net unrealized gains associated with these instruments aggregating $12.6 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held (as of March 31, 2013) 16 interest rate cap agreements having a total notional amount of $3.9 billion. The premiums paid for these caps totaled $38.6 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At March 31, 2013, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.3 million. If the Bank holds these agreements to maturity, the values of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.

Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $0.7 million and $(0.7) million for the three months ended March 31, 2013 and 2012, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended March 31, 2013 and 2012, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $5,000 and $34,000, respectively.
Other
For a discussion of the other-than-temporary impairment losses on the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report).
As of December 31, 2012, the Bank had entered into optional advance commitments with a par value totaling $50 million, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provided the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member had satisfied all of the customary requirements for that advance. The Bank hedged these commitments through the use of interest rate swaptions, which were treated as economic hedges. The Bank irrevocably elected to carry these optional advance commitments at fair value under the fair value option. The optional advance commitments and the associated swaptions expired during the first quarter of 2013.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $18.5 million for the three months ended March 31, 2013, compared to $19.1 million for the corresponding period in 2012.
Compensation and benefits were $10.9 million for the three months ended March 31, 2013, compared to $11.4 million for the corresponding period in 2012. The decrease of $0.5 million was due primarily to a decrease in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions, which resulted from the pension provisions contained in the Moving Ahead for Progress in the 21st Century Act ("MAP-21"). MAP-21 was signed into law by the President of the United States on July 6, 2012.
Other operating expenses for the three months ended March 31, 2013 were $6.2 million, compared to $6.3 million for the corresponding period in 2012. The decrease of $0.1 million was attributable to fluctuations in several of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.4 million for the both the three months ended March 31, 2013 and 2012.
AHP Assessments
While the Bank is exempt from all federal, state and local taxation (except for real property taxes), it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the three months ended March 31, 2013 and 2012, the Bank’s AHP assessment totaled $2.0 million and $2.7 million, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2012 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2013.

The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of March 31, 2013, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses that would have been recorded in earnings during the quarter ended March 31, 2013 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of March 31, 2013. The results of that more stressful analysis are presented on page 50 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2013, the Bank’s short-term liquidity portfolio was comprised of $2.1 billion of overnight federal funds sold to domestic bank counterparties and $2.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2013 or 2012.
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

The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2013, the Bank’s estimated operational liquidity requirement was $1.4 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $11.3 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2013, the Bank’s estimated contingent liquidity requirement was $4.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.7 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the three months ended March 31, 2013.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2012 is provided in the Bank’s 2012 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2013.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 6 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s 2012 10-K. The information provided herein is intended to update the disclosures made in the Bank’s 2012 10-K.
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

The Bank has investments in residential mortgage-related assets, primarily CMOs and, to a much smaller extent, MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. A decline in interest rates generally accelerates mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity.
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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the three months ended March 31, 2013.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2012 through March 2013. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2012	$1.927	$1.868	(3.06)%	$1.983	2.91%	$1.903	(1.25)%	$1.961	1.76%

January 2013	1.707	1.629	(4.57)%	1.765	3.40%	1.675	(1.87)%	1.736	1.70%
February 2013	1.817	1.725	(5.06)%	1.878	3.36%	1.778	(2.15)%	1.850	1.82%
March 2013	1.852	1.748	(5.62)%	1.916	3.46%	1.809	(2.32)%	1.887	1.89%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The values of instruments having relatively longer (or higher) durations are more sensitive to a given interest rate movement than instruments having shorter durations; that is, risk increases as the absolute value of duration lengthens. For instance, the value of an instrument with a duration of three years will theoretically change by three percent for every one percentage point (100 basis point) change in interest rates, while the value of an instrument with a duration of five years will theoretically change by five percent for every one percentage point change in interest rates.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2012 through March 2013.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2012	0.47	(0.40)	0.07	1.56	1.87	2.54	3.39	3.41

January 2013	0.48	(0.41)	0.07	1.62	2.69	3.74	3.79	3.93
February 2013	0.53	(0.44)	0.09	1.96	2.97	3.93	4.15	4.25
March 2013	0.55	(0.46)	0.09	1.93	3.29	4.33	4.37	4.44
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first three months of 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2013 and December 31, 2012, (ii) Statements of Income for the Three Months Ended March 31, 2013 and 2012, (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Statements of Capital for the Three Months Ended March 31, 2013 and 2012, (v) Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (vi) Notes to the Financial Statements for the quarter ended March 31, 2013.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 attached hereto is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
May 13, 2013	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

May 13, 2013	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2013 and December 31, 2012, (ii) Statements of Income for the Three Months Ended March 31, 2013 and 2012, (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Statements of Capital for the Three Months Ended March 31, 2013 and 2012, (v) Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (vi) Notes to the Financial Statements for the quarter ended March 31, 2013.

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