Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Dallas
filed 2013-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
At July 31, 2013, the registrant had outstanding 10,196,529 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$1,897,523	$920,780
Interest-bearing deposits	669	254
Securities purchased under agreements to resell (Note 9)	250,000	3,000,000
Federal funds sold	1,520,000	2,219,000
Trading securities	8,541	7,541
Available-for-sale securities (Note 3)	5,534,154	5,772,153
Held-to-maturity securities (a) (Note 4)	4,903,278	5,199,875
Advances (Notes 5 and 6)	18,354,152	18,394,797
Mortgage loans held for portfolio, net of allowance for credit losses of $175 and $183 at June 30, 2013 and December 31, 2012, respectively (Note 6)	104,378	121,478
Accrued interest receivable	68,229	72,531
Premises and equipment, net	19,394	20,202
Derivative assets (Notes 9 and 10)	11,856	13,947
Other assets	11,179	12,771
TOTAL ASSETS	$32,683,353	$35,755,329

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,081,671	$1,177,935
Non-interest bearing	29	29
Total deposits	1,081,700	1,177,964

Consolidated obligations (Note 7)
Discount notes	7,569,453	6,984,378
Bonds	22,164,449	25,697,936
Total consolidated obligations	29,733,902	32,682,314

Mandatorily redeemable capital stock	4,229	4,504
Accrued interest payable	53,536	53,940
Affordable Housing Program (Note 8)	30,675	29,620
Derivative liabilities (Notes 9 and 10)	22,349	11,268
Other liabilities (Note 13)	24,148	25,085
Total liabilities	30,950,539	33,984,695

Commitments and contingencies (Notes 6 and 14)

CAPITAL (Note 11)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 11,567,815 and 12,169,858 shares at June 30, 2013 and December 31, 2012, respectively	1,156,781	1,216,986
Retained earnings
Unrestricted	579,585	549,617
Restricted	30,316	22,276
Total retained earnings	609,901	571,893
Accumulated other comprehensive income (loss) (Note 17)	(33,868)	(18,245)
Total capital	1,732,814	1,770,634
TOTAL LIABILITIES AND CAPITAL	$32,683,353	$35,755,329
_____________________________

(a)	Fair values: $4,977,733 and $5,283,965 at June 30, 2013 and December 31, 2012, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME
Advances	$35,783	$47,145	$73,494	$97,574
Prepayment fees on advances, net	3,280	1,624	3,674	3,595
Interest-bearing deposits	325	331	748	484
Securities purchased under agreements to resell	356	955	1,086	1,521
Federal funds sold	525	679	1,188	1,115
Available-for-sale securities	5,749	7,924	11,703	15,526
Held-to-maturity securities	13,725	17,920	28,161	35,872
Mortgage loans held for portfolio	1,537	2,021	3,169	4,208
Other	—	1	1	1
Total interest income	61,280	78,600	123,224	159,896
INTEREST EXPENSE
Consolidated obligations
Bonds	23,221	35,594	48,102	74,568
Discount notes	1,519	2,363	3,731	3,988
Deposits	28	80	64	123
Mandatorily redeemable capital stock	4	5	8	12
Other borrowings	2	1	4	2
Total interest expense	24,774	38,043	51,909	78,693
NET INTEREST INCOME	36,506	40,557	71,315	81,203

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(204)	—	(204)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	58	—	(156)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(146)	—	(360)

Net gains (losses) on trading securities	(104)	(122)	240	60
Net gains (losses) on derivatives and hedging activities	3,088	(39)	4,876	2,538
Gains on other liabilities carried at fair value under the fair value option	—	1,223	—	2,365
Letter of credit fees	1,141	1,170	2,305	2,399
Other, net	761	564	1,291	1,077
Total other income	4,886	2,650	8,712	8,079
OTHER EXPENSE
Compensation and benefits	9,146	9,929	20,075	21,376
Other operating expenses	6,663	7,186	12,858	13,476
Finance Agency	495	578	1,215	1,377
Office of Finance	541	505	1,209	1,079
Other	1	—	1	—
Total other expense	16,846	18,198	35,358	37,308
INCOME BEFORE ASSESSMENTS	24,546	25,009	44,669	51,974
Affordable Housing Program assessment	2,455	2,502	4,468	5,199
NET INCOME	$22,091	$22,507	$40,201	$46,775
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INCOME	$22,091	$22,507	$40,201	$46,775
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized losses on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(42,622)	(7,610)	(19,492)	(4,526)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(195)	—	(195)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	137	—	351
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,046	2,485	4,100	5,242
Postretirement benefit plan
Prior service cost	—	—	(211)	—
Amortization of prior service credit included in net periodic benefit cost	(4)	(9)	(8)	(18)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	(9)	(12)	(17)
Total other comprehensive income (loss)	(40,586)	(5,201)	(15,623)	837
TOTAL COMPREHENSIVE INCOME (LOSS)	$(18,495)	$17,306	$24,578	$47,612

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited, in thousands)

						Accumulated
	Capital Stock Class B - Putable		Retained Earnings			Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE, JANUARY 1, 2013	12,170	$1,216,986	$549,617	$22,276	$571,893	$(18,245)	$1,770,634
Proceeds from sale of capital stock	4,736	473,672	—	—	—	—	473,672
Repurchase/redemption of capital stock	(5,362)	(536,229)	—	—	—	—	(536,229)
Net shares reclassified from mandatorily redeemable capital stock	3	246	—	—	—	—	246
Comprehensive income
Net income	—	—	32,161	8,040	40,201	—	40,201
Other comprehensive loss	—	—	—	—	—	(15,623)	(15,623)
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(87)	—	(87)	—	(87)
Stock	21	2,106	(2,106)	—	(2,106)	—	—

BALANCE, JUNE 30, 2013	11,568	$1,156,781	$579,585	$30,316	$609,901	$(33,868)	$1,732,814

BALANCE, JANUARY 1, 2012	12,557	$1,255,793	$488,739	$5,918	$494,657	$(45,615)	$1,704,835
Proceeds from sale of capital stock	3,059	305,920	—	—	—	—	305,920
Repurchase/redemption of capital stock	(3,585)	(358,560)	—	—	—	—	(358,560)
Shares reclassified to mandatorily redeemable capital stock	(9)	(926)	—	—	—	—	(926)
Comprehensive income
Net income	—	—	37,420	9,355	46,775	—	46,775
Other comprehensive income	—	—	—	—	—	837	837
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(89)	—	(89)	—	(89)
Mandatorily redeemable capital stock	—	—	(5)	—	(5)	—	(5)
Stock	22	2,214	(2,214)	—	(2,214)	—	—

BALANCE, JUNE 30, 2012	12,044	$1,204,441	$523,851	$15,273	$539,124	$(44,778)	$1,698,787

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$40,201	$46,775
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	15,453	22,119
Concessions on consolidated obligation bonds	962	2,306
Premises, equipment and computer software costs	2,611	3,370
Non-cash interest on mandatorily redeemable capital stock	7	17
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	360
Unrealized gains on other liabilities carried at fair value under the fair value option	—	(2,365)
Net increase in trading securities	(1,000)	(942)
Loss due to change in net fair value adjustment on derivative and hedging activities	35,625	47,179
Decrease (increase) in accrued interest receivable	4,401	(2,498)
Decrease in other assets	465	1,631
Increase (decrease) in Affordable Housing Program (AHP) liability	1,055	(1,829)
Increase (decrease) in accrued interest payable	(404)	1,128
Decrease in other liabilities	(1,168)	(7,344)
Total adjustments	58,007	63,132
Net cash provided by operating activities	98,208	109,907

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	256,138	(527,539)
Net decrease (increase) in securities purchased under agreements to resell	2,750,000	(500,000)
Net decrease in federal funds sold	699,000	72,000
Decrease in loan to other FHLBank	—	35,000
Purchases of available-for-sale securities	—	(775,047)
Proceeds from maturities of long-term held-to-maturity securities	969,022	983,589
Purchases of long-term held-to-maturity securities	(657,590)	—
Principal collected on advances	216,166,949	216,172,324
Advances made	(216,294,710)	(216,581,856)
Principal collected on mortgage loans held for portfolio	16,867	22,112
Purchases of premises, equipment and computer software	(870)	(1,762)
Net cash provided by (used in) investing activities	3,904,806	(1,101,179)

FINANCING ACTIVITIES
Net decrease in deposits, including swap collateral held	(96,264)	(375,094)
Net payments on derivative contracts with financing elements	(97,572)	(15,187)
Net proceeds from issuance of consolidated obligations
Discount notes	129,071,395	163,537,474
Bonds	3,312,134	12,939,158
Debt issuance costs	(665)	(1,649)
Payments for maturing and retiring consolidated obligations
Discount notes	(128,485,119)	(163,827,950)
Bonds	(6,667,500)	(10,906,405)
Proceeds from issuance of capital stock	473,672	305,920
Proceeds from issuance of mandatorily redeemable capital stock	18	—
Payments for redemption of mandatorily redeemable capital stock	(54)	(11,037)
Payments for repurchase/redemption of capital stock	(536,229)	(358,560)
Cash dividends paid	(87)	(89)
Net cash provided by (used in) financing activities	(3,026,271)	1,286,581

Net increase in cash and cash equivalents	976,743	295,309
Cash and cash equivalents at beginning of the period	920,780	1,152,467
Cash and cash equivalents at end of the period	$1,897,523	$1,447,776

Supplemental Disclosures:
Interest paid	$78,073	$85,772
AHP payments, net	$3,413	$7,028
Stock dividends issued	$2,106	$2,214
Dividends paid through issuance of mandatorily redeemable capital stock	$—	$5
Capital stock reclassified to (from) mandatorily redeemable capital stock	$(246)	$926
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
Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued ASU 2011-11 "Disclosures about Offsetting Assets and Liabilities," which, as clarified, requires enhanced disclosures about derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information is intended to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with these types of financial instruments.
The eligibility criteria for offsetting are different in International Financial Reporting Standards ("IFRSs") and U.S. GAAP. For example, unlike IFRSs, U.S. GAAP allows entities the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of setoff are only available in the event of default or bankruptcy. The new disclosure requirements allow investors to better compare financial statements prepared in accordance with IFRSs or U.S. GAAP and improve transparency in the reporting of how entities mitigate credit risk, including disclosure of related collateral pledged or received.

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
Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance in ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for the Bank) and is to be applied retrospectively to all prior periods presented. The adoption of this guidance will not have any impact on the Bank's financial condition or results of operations.

Note 3—Available-for-Sale Securities
     Major Security Types. Available-for-sale securities as of June 30, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,381	$198	$17	$54,562
Government-sponsored enterprises	5,035,122	8,011	4,267	5,038,866
Other	441,616	397	1,287	440,726
Total	$5,531,119	$8,606	$5,571	$5,534,154

Available-for-sale securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$56,119	$301	$3	$56,417
Government-sponsored enterprises	5,236,358	22,280	644	5,257,994
Other	457,149	867	274	457,742
Total	$5,749,626	$23,448	$921	$5,772,153

Other debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of June 30, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$11,084	$17	—	$—	$—	1	$11,084	$17
Government-sponsored enterprises	73	2,283,085	4,267	—	—	—	73	2,283,085	4,267
Other	21	202,171	1,189	3	14,879	98	24	217,050	1,287
Total	95	$2,496,340	$5,473	3	$14,879	$98	98	$2,511,219	$5,571

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

At June 30, 2013, the gross unrealized losses on the Bank’s available-for-sale securities were $5,571,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by government-sponsored enterprises (“GSEs”), or fully secured by collateral that is guaranteed by the U.S government. As of June 30, 2013, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debenture that was in an unrealized loss position at June 30, 2013 would not be settled at an amount less than the Bank's amortized cost basis in the investment. In addition, based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at June 30, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of other debentures that were in an unrealized loss position at June 30, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2013.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2013 and December 31, 2012 are presented below (in thousands).

	June 30, 2013		December 31, 2012
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due after one year through five years	$3,848,041	$3,849,384	$3,340,880	$3,349,030
Due after five years through ten years	1,678,969	1,680,631	2,401,976	2,416,299
Due after ten years	4,109	4,139	6,770	6,824
Total	$5,531,119	$5,534,154	$5,749,626	$5,772,153
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Amortized cost of available-for-sale securities
Fixed-rate	$5,456,119	$5,674,626
Variable-rate	75,000	75,000

Total	$5,531,119	$5,749,626
At June 30, 2013 and December 31, 2012, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Note 4—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2013 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$35,473	$—	$35,473	$143	$71	$35,545
Mortgage-backed securities
U.S. government-guaranteed obligations	11,493	—	11,493	63	—	11,556
Government-sponsored enterprises	4,674,305	—	4,674,305	61,242	1,143	4,734,404
Non-agency residential mortgage-backed securities	219,344	37,337	182,007	14,221	—	196,228
	4,905,142	37,337	4,867,805	75,526	1,143	4,942,188
Total	$4,940,615	$37,337	$4,903,278	$75,669	$1,214	$4,977,733

Held-to-maturity securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$38,759	$—	$38,759	$176	$175	$38,760
Mortgage-backed securities
U.S. government-guaranteed obligations	12,973	—	12,973	60	—	13,033
Government-sponsored enterprises	4,947,206	—	4,947,206	78,023	271	5,024,958
Non-agency residential mortgage-backed securities	242,374	41,437	200,937	6,277	—	207,214
	5,202,553	41,437	5,161,116	84,360	271	5,245,205
Total	$5,241,312	$41,437	$5,199,875	$84,536	$446	$5,283,965

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2013. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	—	$—	$—	2	$17,111	$71	2	$17,111	$71
Mortgage-backed securities
Government-sponsored enterprises	15	738,108	886	11	99,427	257	26	837,535	1,143
Non-agency residential mortgage-backed securities	1	17,703	37	29	178,525	23,079	30	196,228	23,116
	16	755,811	923	40	277,952	23,336	56	1,033,763	24,259
Total	16	$755,811	$923	42	$295,063	$23,407	58	$1,050,874	$24,330

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

At June 30, 2013, the gross unrealized losses on the Bank’s held-to-maturity securities were $24,330,000, of which $23,116,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $1,214,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of June 30, 2013, the U.S. government and the issuers of the Bank’s holdings of GSE mortgage-backed securities ("MBS") were rated triple-A by Moody’s and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at June 30, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2013.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of June 30, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 30 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2013 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2013 assumed changes in home prices ranging from declines of 5 percent to increases of 7 percent over the 12-month period beginning April 1, 2013. For the vast majority of markets, the changes were projected to range from declines of 3 percent to increases of 5 percent. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of these securities were deemed to be other-than-temporarily impaired as of June 30, 2013.
Prior to July 1, 2012, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired. The following table sets forth additional information for each of the securities that was deemed to be other-than-temporarily impaired in a prior period (in thousands). All of the Bank’s non-agency RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the table represent the lowest rating assigned to the security by any of these NRSROs as of June 30, 2013.

		June 30, 2013			Cumulative from Period of Initial Impairment Through June 30, 2013		June 30, 2013
	Period of Initial Impairment	Credit Rating	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	Q1 2009	Triple-C	$13,605	$10,689	$10,271	$7,241	$7,659	$9,530
Security #2	Q1 2009	Triple-C	13,761	13,067	12,389	7,780	8,458	11,260
Security #3	Q2 2009	Single-C	22,635	17,739	15,283	10,611	13,067	17,703
Security #4	Q2 2009	Triple-C	9,528	8,814	7,890	5,156	6,080	7,990
Security #5	Q3 2009	Triple-C	16,487	14,769	10,047	6,610	11,332	13,554
Security #6	Q3 2009	Triple-C	14,768	13,368	10,567	6,347	9,148	11,432
Security #7	Q3 2009	Single-B	5,362	5,284	3,575	2,056	3,765	4,684
Security #8	Q1 2010	Triple-C	8,071	8,049	4,968	2,727	5,808	6,791
Security #9	Q1 2010	Triple-C	3,391	3,354	2,208	1,203	2,349	2,897
Security #10	Q4 2010	Triple-C	6,534	6,110	3,331	1,386	4,165	5,226
Security #11	Q4 2010	Triple-C	7,935	7,931	4,096	1,746	5,581	6,551
Security #12	Q4 2010	Triple-C	4,238	4,155	1,820	765	3,100	3,608
Security #13	Q4 2010	Triple-C	5,152	5,137	2,418	1,143	3,862	4,323
Security #14	Q2 2011	Triple-C	13,617	13,387	5,942	2,697	10,142	11,743
Totals			$145,084	$131,853	$94,805	$57,468	$94,516	$117,292

The following table presents a rollforward for the three and six months ended June 30, 2013 and 2012 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance of credit losses, beginning of period	$13,039	$12,893	$13,039	$12,679
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	146	—	360
Balance of credit losses, end of period	$13,039	$13,039	$13,039	$13,039
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2013 and December 31, 2012 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2013			December 31, 2012
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$—	$—	$—	$503	$503	$505
Due after one year through five years	15,539	15,539	15,664	10,331	10,331	10,423
Due after five years through ten years	11,734	11,734	11,713	19,355	19,355	19,364
Due after ten years	8,200	8,200	8,168	8,570	8,570	8,468
	35,473	35,473	35,545	38,759	38,759	38,760
Mortgage-backed securities	4,905,142	4,867,805	4,942,188	5,202,553	5,161,116	5,245,205
Total	$4,940,615	$4,903,278	$4,977,733	$5,241,312	$5,199,875	$5,283,965

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $41,981,000 and $52,608,000 at June 30, 2013 and December 31, 2012, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$35,473	$38,759
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	416	454
Collateralized mortgage obligations
Fixed-rate	943	1,050
Variable-rate	4,903,783	5,201,049
	4,905,142	5,202,553
Total	$4,940,615	$5,241,312

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2012 or the six months ended June 30, 2013.

Note 5—Advances
     Redemption Terms. At both June 30, 2013 and December 31, 2012, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent, as summarized below (dollars in thousands).

	June 30, 2013		December 31, 2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$7,682	4.12%

Due in one year or less	9,929,175	0.38	8,950,062	0.70
Due after one year through two years	1,089,780	1.90	1,886,603	1.04
Due after two years through three years	930,033	1.73	942,691	2.37
Due after three years through four years	881,797	2.93	434,521	3.00
Due after four years through five years	1,780,335	3.23	1,865,480	3.40
Due after five years	1,314,813	3.00	1,521,679	3.13
Amortizing advances	2,130,083	3.79	2,319,538	3.94
Total par value	18,056,016	1.54%	17,928,256	1.79%

Deferred prepayment fees	(16,803)		(19,006)
Commitment fees	(115)		(118)
Hedging adjustments	315,054		485,665

Total	$18,354,152		$18,394,797

The balance of overdrawn demand deposit accounts was fully collateralized at December 31, 2012 and was repaid in early January 2013. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2013 and December 31, 2012, the Bank had aggregate prepayable and callable advances totaling $114,253,000 and $121,123,000, respectively.
The following table summarizes advances outstanding at June 30, 2013 and December 31, 2012, by the earliest of contractual maturity, next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Overdrawn demand deposit accounts	$—	$7,682

Due in one year or less	9,929,175	8,955,062
Due after one year through two years	1,089,780	1,881,603
Due after two years through three years	930,033	942,691
Due after three years through four years	881,797	434,521
Due after four years through five years	1,780,335	1,865,480
Due after five years	1,314,813	1,521,679
Amortizing advances	2,130,083	2,319,538

Total par value	$18,056,016	$17,928,256

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2013 and December 31, 2012, the Bank had putable advances outstanding totaling $2,305,471,000 and $2,572,471,000, respectively.

The following table summarizes advances outstanding at June 30, 2013 and December 31, 2012, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2013	December 31, 2012
Overdrawn demand deposit accounts	$—	$7,682

Due in one year or less	12,147,646	11,193,533
Due after one year through two years	1,012,380	1,876,203
Due after two years through three years	813,533	786,691
Due after three years through four years	631,797	392,021
Due after four years through five years	481,264	601,359
Due after five years	839,313	751,229
Amortizing advances	2,130,083	2,319,538

Total par value	$18,056,016	$17,928,256

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Fixed-rate
Due in one year or less	$8,942,965	$7,979,254
Due after one year	8,058,051	7,883,320
Total fixed-rate	17,001,016	15,862,574
Variable-rate
Due in one year or less	1,011,000	1,016,682
Due after one year	44,000	1,049,000
Total variable-rate	1,055,000	2,065,682
Total par value	$18,056,016	$17,928,256

At June 30, 2013 and December 31, 2012, 35 percent and 42 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. During the three months ended June 30, 2013 and 2012, gross advance prepayment fees received from members/borrowers were $9,396,000 and $2,145,000, respectively, of which $95,000 and $128,000, respectively, were deferred. During the six months ended June 30, 2013 and 2012, gross advance prepayment fees received from members/borrowers were $10,004,000 and $5,783,000, respectively, of which $246,000 and $432,000, respectively, were deferred.

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
During the six months ended June 30, 2013 and 2012, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2013 or December 31, 2012.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2013 and December 31, 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2013 and December 31, 2012, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
 Mortgage Loans — Government-guaranteed/Insured. The Bank’s government-guaranteed/insured fixed-rate mortgage loans are insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed/insured mortgage loans. Government-guaranteed/insured loans are not placed on non-accrual status.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at June 30, 2013 and December 31, 2012 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	June 30, 2013			December 31, 2012
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,069	$2,613	$3,682	$1,344	$3,897	$5,241
60-89 days delinquent	351	687	1,038	284	615	899
90 days or more delinquent	965	317	1,282	994	313	1,307
Total past due	2,385	3,617	6,002	2,622	4,825	7,447
Total current loans	48,656	49,272	97,928	57,257	56,204	113,461
Total mortgage loans	$51,041	$52,889	$103,930	$59,879	$61,029	$120,908

Other delinquency statistics:
In process of foreclosure (1)	$294	$4	$298	$465	$15	$480
Serious delinquency rate (2)	1.9%	0.6%	1.2%	1.6%	0.5%	1.1%
Past due 90 days or more and still accruing interest (3)	$—	$317	$317	$—	$313	$313
Non-accrual loans	$965	$—	$965	$994	$—	$994
Troubled debt restructurings	$124	$—	$124	$98	$—	$98
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days past due.
At June 30, 2013 and December 31, 2012, the Bank’s other assets included $204,000 and $25,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At June 30, 2013 and December 31, 2012, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $175,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at

June 30, 2013. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$175	$190	$183	$192
Chargeoffs	—	—	(8)	(2)
Balance, end of period	$175	$190	$175	$190

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013	December 31, 2012
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$175	$183

Unpaid principal balance
Individually evaluated for impairment	$1,084	$1,092
Collectively evaluated for impairment	49,957	58,787
	$51,041	$59,879

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $705 billion and $688 billion at June 30, 2013 and December 31, 2012, respectively. The Bank was the primary obligor on $29.8 billion and $32.6 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2013 and December 31, 2012 (in thousands, at par value).

	June 30, 2013	December 31, 2012
Fixed-rate	$15,047,730	$18,763,230
Variable-rate	4,485,000	4,235,000
Step-up	2,585,000	2,475,000
Step-down	100,000	100,000
Total par value	$22,217,730	$25,573,230

At June 30, 2013 and December 31, 2012, 90 percent and 91 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 10 percent and 16 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable-rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.
    Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2013 and December 31, 2012, by contractual maturity (dollars in thousands):

	June 30, 2013		December 31, 2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,624,940	0.80%	$9,618,500	0.60%
Due after one year through two years	3,608,790	1.15	10,277,745	0.90
Due after two years through three years	852,000	3.12	1,619,985	1.79
Due after three years through four years	655,000	0.66	450,000	4.24
Due after four years through five years	775,000	2.50	425,000	1.09
Due after five years	3,702,000	1.86	3,182,000	2.21
Total par value	22,217,730	1.18%	25,573,230	1.07%

Premiums	56,609		83,833
Discounts	(5,299)		(6,149)
Hedging adjustments	(104,591)		47,022
Total	$22,164,449		$25,697,936

At June 30, 2013 and December 31, 2012, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2013	December 31, 2012
Non-callable bonds	$16,777,730	$21,088,230
Callable bonds	5,440,000	4,485,000
Total par value	$22,217,730	$25,573,230

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2013 and December 31, 2012, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Due in one year or less	$17,794,940	$13,813,500
Due after one year through two years	3,188,790	9,467,745
Due after two years through three years	832,000	1,459,985
Due after three years through four years	—	430,000
Due after four years through five years	300,000	—
Due after five years	102,000	402,000
Total par value	$22,217,730	$25,573,230

     Discount Notes. At June 30, 2013 and December 31, 2012, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2013	$7,569,453	$7,570,584	0.08%

December 31, 2012	$6,984,378	$6,986,856	0.15%

None of the Bank's consolidated obligation discount notes were swapped at June 30, 2013 or December 31, 2012.

Note 8—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$29,620	$32,313
AHP assessment	4,468	5,199
Grants funded, net of recaptured amounts	(3,413)	(7,028)
Balance, end of period	$30,675	$30,484

Note 9—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement (including any cash collateral remitted to or received from the counterparty). The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2013 or December 31, 2012.
The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $100,000 to $500,000) are met. When entering into derivative transactions with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions with members consists of collateral that is eligible to secure advances and other obligations under the member's Advances and Security Agreement with the Bank. The Bank is not required to pledge collateral to its members to secure derivative positions.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2013 and December 31, 2012, based on the terms of the Bank's master netting arrangements (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition		Collateral Not Offset in the Statement of Condition (1)		Net Amount
June 30, 2013

Assets

Derivatives	$98,292	$(86,488)	$11,804	(2)	$(6,356)	(3)	$5,448
Securities purchased under agreements to resell	250,000	—	250,000		(250,000)		—

Total assets	$348,292	$(86,488)	$261,804		$(256,356)		$5,448

Liabilities

Derivatives	$1,080,737	$(1,058,391)	$22,346	(2)	$—		$22,346

December 31, 2012

Assets

Derivatives	$118,714	$(104,767)	$13,947		$(10,583)	(4)	$3,364
Securities purchased under agreements to resell	3,000,000	—	3,000,000		(3,000,000)		—

Total assets	$3,118,714	$(104,767)	$3,013,947		$(3,010,583)		$3,364

Liabilities

Derivatives	$1,344,588	$(1,333,320)	$11,268		$—		$11,268
_____________________________

(1)	Any overcollateralization at an individual master agreement level is not included in the determination of the net unsecured amount.

(2)
Excludes derivative assets and liabilities with gross fair values of $52,000 and $3,000, respectively, that were transacted with a central counterparty clearinghouse for which the enforceability of the legal right of offset has not yet been determined. Cash collateral pledged by the Bank to secure these positions totaled $335,000.

(3)	Consists of $2,353,000 of securities pledged by a non-member bilateral counterparty and $4,003,000 of collateral pledged by member counterparties.

(4)	Consists of $3,601,000 of securities pledged by a non-member bilateral counterparty and $6,982,000 of collateral pledged by member counterparties.

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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank has entered into interest rate cap agreements. These derivatives are treated as economic hedges.
The Bank has also invested in agency and other highly rated debentures. Substantially all of the Bank's available-for-sale securities are fixed-rate debentures. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
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
To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets, typically one-month or three-month LIBOR. These transactions are treated as fair value hedges. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s discount note hedging are treated as economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate (e.g., the daily effective federal funds rate) to another index rate (e.g., one-month or three-month LIBOR); these transactions are treated as economic hedges.
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
If hedging relationships meet certain criteria specified in ASC 815, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances to be eligible for the shortcut method of accounting as long as the settlement of the committed advance occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for shortcut accounting specified in ASC 815. The Bank has defined the market settlement convention to be five business days or less for advances. The Bank records the changes in fair value of the derivative and the hedged item beginning on the trade date.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013			December 31, 2012
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,927,818	$15,694	$360,139	$6,723,412	$115	$521,397
Available-for-sale securities	4,924,934	9,406	587,256	4,924,934	30	797,572
Consolidated obligation bonds	15,906,730	51,890	126,115	19,401,230	95,457	16,946
Interest rate caps related to advances	25,000	9	—	28,000	9	—
Total derivatives designated as hedging instruments under ASC 815	26,784,482	76,999	1,073,510	31,077,576	95,611	1,335,915
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	15,291	—	189	5,292	—	59
Consolidated obligation bonds	400,000	216	—	650,000	969	—
Basis swaps	3,700,000	13,460	—	4,700,000	13,001	—
Intermediary transactions	111,141	4,457	4,220	104,154	7,029	6,805
Interest rate swaptions related to optional advance commitments	—	—	—	50,000	—	—
Interest rate caps
Held-to-maturity securities	3,900,000	391	—	3,900,000	295	—
Intermediary transactions	110,000	2,821	2,821	110,000	1,809	1,809
Total derivatives not designated as hedging instruments under ASC 815	8,236,432	21,345	7,230	9,519,446	23,103	8,673
Total derivatives before netting and collateral adjustments	$35,020,914	98,344	1,080,740	$40,597,022	118,714	1,344,588

Cash collateral and related accrued interest		—	(971,903)		—	(1,228,553)
Netting adjustments		(86,488)	(86,488)		(104,767)	(104,767)
Total collateral and netting adjustments(1)		(86,488)	(1,058,391)		(104,767)	(1,333,320)
Net derivative balances reported in statements of condition		$11,856	$22,349		$13,947	$11,268
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements between the Bank and its bilateral derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$1,529	$(1,696)	$2,249	$(2,317)
Interest rate caps	2	(39)	—	(74)
Total net gain (loss) related to fair value hedge ineffectiveness	1,531	(1,735)	2,249	(2,391)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	933	2,918	2,266	5,866
Interest rate swaps
Advances	46	14	51	48
Consolidated obligation bonds	(240)	78	(615)	2,258
Consolidated obligation discount notes	—	(160)	—	784
Basis swaps	687	1,489	818	505
Intermediary transactions	20	1	11	(4)
Interest rate swaptions related to optional advance commitments	—	(1,234)	—	(1,734)
Interest rate caps
Held-to-maturity securities	111	(1,416)	96	(2,800)
Intermediary transactions	—	6	—	6
Total net gain related to derivatives not designated as hedging instruments under ASC 815	1,557	1,696	2,627	4,929
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$3,088	$(39)	$4,876	$2,538
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2013 and 2012 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended June 30, 2013
Advances	$117,583	$(117,213)	$370	$(36,335)
Available-for-sale securities	138,055	(136,047)	2,008	(20,151)
Consolidated obligation bonds	(122,377)	121,530	(847)	31,415
Total	$133,261	$(131,730)	$1,531	$(25,071)

Three Months Ended June 30, 2012
Advances	$(48,949)	$48,577	$(372)	$(43,334)
Available-for-sale securities	(118,600)	117,506	(1,094)	(17,639)
Consolidated obligation bonds	(13,472)	13,203	(269)	44,339
Total	$(181,021)	$179,286	$(1,735)	$(16,634)

Six Months Ended June 30, 2013
Advances	$161,874	$(161,498)	$376	$(75,208)
Available-for-sale securities	166,506	(165,054)	1,452	(40,210)
Consolidated obligation bonds	(150,684)	151,105	421	61,924
Total	$177,696	$(175,447)	$2,249	$(53,494)

Six Months Ended June 30, 2012
Advances	$(3,209)	$2,653	$(556)	$(88,138)
Available-for-sale securities	(95,947)	95,531	(416)	(33,957)
Consolidated obligation bonds	(38,663)	37,244	(1,419)	88,441
Total	$(137,819)	$135,428	$(2,391)	$(33,654)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. The Bank has transacted substantially all of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. The net exposure on bilateral derivative agreements is presented in Note 9. Based on the netting provisions and collateral requirements of its master agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.

Note 11—Capital
At all times during the six months ended June 30, 2013, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$516,466	$1,770,911	$404,265	$1,793,383
Total capital	$1,307,334	$1,770,911	$1,430,213	$1,793,383
Total capital-to-assets ratio	4.00%	5.42%	4.00%	5.02%
Leverage capital	$1,634,168	$2,656,367	$1,787,766	$2,690,075
Leverage capital-to-assets ratio	5.00%	8.13%	5.00%	7.52%

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
The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 31, 2013, April 30, 2013 and July 31, 2013, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on January 31, 2013, April 30, 2013 and July 31, 2013, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. On January 31, 2013, April 30, 2013 and July 31, 2013, the Bank repurchased surplus stock totaling $198,427,400, $168,555,900 and $182,879,400, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 12—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$6	$4	$12	$8
Interest cost	22	23	44	45
Amortization of prior service credit	(4)	(9)	(8)	(18)
Amortization of net actuarial gain	(6)	(9)	(12)	(17)
Net periodic benefit cost	$18	$9	$36	$18

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of June 30, 2013 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of June 30, 2013, four vendor prices were received for substantially all of the Bank’s available-for-sale securities and held-to-maturity MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
As the provisions of the credit support annexes to the Bank’s master agreements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 9), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); the non-binding fair value estimates as of June 30, 2013 and December 31, 2012 were corroborated using a pricing model and observable market data (i.e., the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). The non-binding fair value estimates as of June 30, 2013 and December 31, 2012 were corroborated using a pricing model and observable market data (i.e., cap volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and, in the case of derivatives executed under master netting arrangements, cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of the Bank's bilateral derivatives are netted by counterparty pursuant to the provisions of the credit support annexes to the Bank’s master agreements with its non-member bilateral derivative counterparties. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.
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
     Commitments. The Bank determined the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at June 30, 2013 or December 31, 2012.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2013 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$1,897,523	$1,897,523	$1,897,523	$—		$—		$—
Interest-bearing deposits	669	669	—	669		—		—
Security purchased under agreement to resell	250,000	250,000	—	250,000		—		—
Federal funds sold	1,520,000	1,520,000	—	1,520,000		—		—
Trading securities (1)	8,541	8,541	8,541	—		—		—
Available-for-sale securities (1)	5,534,154	5,534,154	—	5,534,154		—		—
Held-to-maturity securities	4,903,278	4,977,733	—	4,781,505	(2)	196,228	(3)	—
Advances	18,354,152	18,444,935	—	18,444,935		—		—
Mortgage loans held for portfolio, net	104,378	114,571	—	114,571		—		—
Accrued interest receivable	68,229	68,229	—	68,229		—		—
Derivative assets (1)	11,856	11,856	—	98,344		—		(86,488)

Liabilities:
Deposits	1,081,700	1,081,699	—	1,081,699		—		—
Consolidated obligations
Discount notes	7,569,453	7,569,099	—	7,569,099		—		—
Bonds	22,164,449	22,147,199	—	22,147,199		—		—
Mandatorily redeemable capital stock	4,229	4,229	4,229	—		—		—
Accrued interest payable	53,536	53,536	—	53,536		—		—
Derivative liabilities (1)	22,349	22,349	—	1,080,740		—		(1,058,391)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of June 30, 2013.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed MBS and GSE MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its bilateral derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

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

(4)
Amounts represent the impact of legally enforceable master netting agreements between the Bank and its bilateral derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

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

Note 14—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At June 30, 2013, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $675 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
Other commitments and contingencies. At June 30, 2013 and December 31, 2012, the Bank had commitments to make additional advances totaling approximately $35,663,000 and $77,212,000, respectively. In addition, outstanding standby letters of credit totaled $2,999,341,000 and $2,947,267,000 at June 30, 2013 and December 31, 2012, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 6).
At June 30, 2013, the Bank had a commitment to issue a $40,000,000 consolidated obligation bond, which was hedged with an interest rate swap. The Bank did not have any commitments to issue consolidated obligations at December 31, 2012.
The Bank has executed interest rate exchange agreements with large financial institutions with which it has bilateral collateral exchange agreements. As of June 30, 2013 and December 31, 2012, the Bank had pledged cash collateral of $972,207,000 and $1,228,375,000, respectively, to those financial institutions that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
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

Note 16 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the six months ended June 30, 2013 and 2012, interest income from loans to other FHLBanks totaled $1,507 and $744, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2013 and 2012 (in thousands).

	Six Months Ended June 30,
	2013	2012
Balance at January 1,	$—	$35,000
Loans made to:
FHLBank of San Francisco	475,000	200,000
FHLBank of Atlanta	200,000	—
Collections from:
FHLBank of Topeka	—	(35,000)
FHLBank of San Francisco	(475,000)	(200,000)
FHLBank of Atlanta	(200,000)	—
Balance at June 30,	$—	$—
During the six months ended June 30, 2013 and 2012, interest expense on borrowings from other FHLBanks totaled $292 and $611, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2013 and 2012 (in thousands).

	Six Months Ended June 30,
	2013	2012
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	150,000	160,000
FHLBank of Topeka	—	40,000
Repayments to:
FHLBank of San Francisco	(150,000)	(160,000)
FHLBank of Topeka	—	(40,000)
Balance at June 30,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the six months ended June 30, 2013 or 2012.
Occasionally, the Bank transfers debt to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the six months ended June 30, 2013 or 2012.

Note 17 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2013
Balance at April 1, 2013	$45,657	$(39,383)	$444	$6,718
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(10)	(10)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(42,622)	—	—	(42,622)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	2,046	—	2,046
Total other comprehensive income (loss)	(42,622)	2,046	(10)	(40,586)
Balance at June 30, 2013	$3,035	$(37,337)	$434	$(33,868)

Six months ended June 30, 2013
Balance at January 1, 2013	$22,527	$(41,437)	$665	$(18,245)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(20)	(20)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(19,492)	—	—	(19,492)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	4,100	—	4,100
Prior service cost	—	—	(211)	(211)
Total other comprehensive income (loss)	(19,492)	4,100	(231)	(15,623)
Balance at June 30, 2013	$3,035	$(37,337)	$434	$(33,868)

_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2012
Balance at April 1, 2012	$8,281	$(48,458)	$600	$(39,577)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	137	—	137
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(7,610)	—	—	(7,610)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(195)	—	(195)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	2,485	—	2,485
Total other comprehensive income (loss)	(7,610)	2,427	(18)	(5,201)
Balance at June 30, 2012	$671	$(46,031)	$582	$(44,778)

Six months ended June 30, 2012
Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	351	—	351
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(35)	(35)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(4,526)	—	—	(4,526)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(195)	—	(195)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	5,242	—	5,242
Total other comprehensive income (loss)	(4,526)	5,398	(35)	837
Balance at June 30, 2012	$671	$(46,031)	$582	$(44,778)
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2013 (the “2012 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks. Consolidated obligations are issued through the Office of Finance acting as agent for the FHLBanks and generally are publicly traded in the over-the-counter market. The Bank records on its statements of condition only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the U.S. government and the U.S. government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). Each of these nationally recognized statistical rating organizations (“NRSROs”) recently changed its outlook on its long-term rating on the consolidated obligations from negative to stable, consistent with the change in each of the NRSRO's outlook on the long-term rating of the U.S. government from negative to stable. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of June 30, 2013, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+. The outlook on each of the NRSRO’s long-term ratings of the individual FHLBanks was recently changed from negative to stable, consistent with the change in each of the NRSRO's outlook on the long-term rating of the U.S. government from negative to stable.
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

The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2013 and December 31, 2012.

MEMBERSHIP SUMMARY
	June 30, 2013	December 31, 2012
Commercial banks	698	702
Thrifts	72	74
Credit unions	93	90
Insurance companies	24	23
Community Development Financial Institutions	3	2
Total members	890	891
Housing associates	8	8
Non-member borrowers	10	10
Total	908	909
Community Financial Institutions (“CFIs”) (1)	710	719
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of June 30, 2013 and December 31, 2012 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2013, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2012, 2011 and 2010 of less than $1.095 billion. For 2012, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2011, 2010 and 2009 of less than $1.076 billion.
Financial Market Conditions
Economic conditions in the United States continued to show signs of improvement during the first six months of 2013. The gross domestic product increased at an annual rate of 1.7 percent during the second quarter of 2013, as compared to annual rates of 1.1 percent during the first quarter of 2013 and 2.8 percent during 2012. The nationwide unemployment rate fell from 7.8 percent at the end of 2012 to 7.6 percent at both March 31, 2013 and June 30, 2013. Housing prices have improved in most major metropolitan areas; however, some housing markets remain relatively weak. Despite the continued economic improvement during the first six months of the year, the sustainability and extent of those improvements and the prospects for and potential timing of further improvements remain uncertain.
Credit market conditions remained relatively stable during the first six months of 2013. The markets were impacted by concerns regarding the U.S. government's debt limit and deficits. In January 2013, in order to avoid the possible financial market impacts of an ongoing debt ceiling debate, the U.S. Congress passed a suspension of the debt ceiling until May 2013, temporarily averting market concerns of a U.S. government default. Currently, due to the impact of sequestration, higher than projected tax revenues and earnings and related dividend payments to the U.S. Treasury by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S government is projected to remain below the debt ceiling until October or November of 2013.
In July 2013, the Federal Reserve announced that it would continue to purchase additional agency mortgage-backed securities ("MBS") at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The Federal Reserve also announced that it would maintain its existing policy of reinvesting the principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing treasury securities at auction. However, in the second quarter of 2013, due to fears that the Federal Reserve could begin to remove this quantitative easing, investors began to sell long-term Treasury bonds, which resulted in an increase in long-term interest rates.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first six months of 2013. The Federal Reserve stated at its July 2013 FOMC meeting that it currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. From 2009 through the second quarter of 2013, the Federal Reserve has paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. During this period, a significant and sustained increase in bank reserves combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range.
One-month and three-month LIBOR rates decreased slightly during the first six months of 2013, with one-month and three-month LIBOR ending the second quarter at 0.19 percent and 0.27 percent, respectively, as compared to 0.21 percent and 0.31 percent, respectively, at the end of 2012. The following table presents information on various market interest rates at June 30, 2013 and December 31, 2012 and various average market interest rates for the three and six-month periods ended June 30, 2013 and 2012.

	Ending Rate		Average Rate		Average Rate
	June 30, 2013	December 31, 2012	Second Quarter 2013	Second Quarter 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.07%	0.09%	0.12%	0.15%	0.13%	0.13%
1-month LIBOR (1)	0.19%	0.21%	0.20%	0.24%	0.20%	0.25%
3-month LIBOR (1)	0.27%	0.31%	0.28%	0.47%	0.28%	0.49%
2-year LIBOR (1)	0.51%	0.39%	0.41%	0.59%	0.41%	0.59%
5-year LIBOR (1)	1.57%	0.86%	1.08%	1.08%	1.02%	1.13%
10-year LIBOR (1)	2.70%	1.84%	2.15%	1.95%	2.08%	2.03%
3-month U.S. Treasury (1)	0.04%	0.05%	0.05%	0.09%	0.07%	0.08%
2-year U.S. Treasury (1)	0.36%	0.25%	0.27%	0.29%	0.27%	0.29%
5-year U.S. Treasury (1)	1.41%	0.72%	0.91%	0.79%	0.87%	0.84%
10-year U.S. Treasury (1)	2.52%	1.78%	1.99%	1.83%	1.97%	1.93%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2013 Summary

•
The Bank ended the second quarter of 2013 with total assets of $32.7 billion compared with $35.8 billion at the end of 2012. The $3.1 billion decrease in total assets during the six-month period was attributable primarily to a $2.5 billion decrease in the Bank's short-term liquidity holdings and a $0.5 billion decrease in the Bank's long-term investments.

•
Total advances were $18.4 billion at both June 30, 2013 and December 31, 2012. The Bank's lending activities remained subdued during the six-month period due largely to high deposit levels and weak demand for loans at member institutions.

•
The Bank’s net income for the three and six months ended June 30, 2013 was $22.1 million and $40.2 million, respectively, including net interest income of $36.5 million and $71.3 million, respectively, and $3.1 million and $4.9 million, respectively, in net gains on derivatives and hedging activities.

•
The Bank held $4.2 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $13.1 million (excluding accrued interest) at June 30, 2013. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors, including the relative level and volatility of future interest rates.

•
Unrealized losses on the Bank’s holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $23.1 million (11 percent of amortized cost) at June 30, 2013, as compared to $35.2 million (15 percent of amortized cost) at December 31, 2012. Based on its quarter-end analysis of the 30 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. Accordingly, no credit-related other-than-temporary impairment charges were recorded during the three months ended June 30, 2013. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). If the actual and/or projected performance of the loans underlying the

Bank’s holdings of non-agency RMBS deteriorates beyond management's current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired in prior periods and/or losses on its other investments in non-agency RMBS.

•
At all times during the first six months of 2013, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $609.9 million (or 1.9 percent of total assets) at June 30, 2013 from $571.9 million (or 1.6 percent of total assets) at December 31, 2012.

•
During the first six months of 2013, the Bank paid dividends totaling $2.2 million; the Bank’s first and second quarter dividends were each paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

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

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2013		2012
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$18,354,152	$15,722,021	$18,394,797	$19,480,464	$19,207,379
Investments (1)	12,216,642	12,842,591	16,198,823	15,420,149	13,805,508
Mortgage loans	104,553	113,480	121,661	131,130	140,633
Allowance for credit losses on mortgage loans	175	175	183	183	190
Total assets	32,683,353	31,033,504	35,755,329	35,188,141	34,728,987
Consolidated obligations — discount notes	7,569,453	4,557,939	6,984,378	5,692,560	9,507,659
Consolidated obligations — bonds	22,164,449	23,605,673	25,697,936	26,286,910	22,049,307
Total consolidated obligations(2)	29,733,902	28,163,612	32,682,314	31,979,470	31,556,966
Mandatorily redeemable capital stock(3)	4,229	4,246	4,504	4,531	4,890
Capital stock — putable	1,156,781	1,109,003	1,216,986	1,248,279	1,204,441
Unrestricted retained earnings	579,585	562,951	549,617	536,951	523,851
Restricted retained earnings	30,316	25,898	22,276	18,824	15,273
Total retained earnings	609,901	588,849	571,893	555,775	539,124
Accumulated other comprehensive income (loss)	(33,868)	6,718	(18,245)	(31,531)	(44,778)
Total capital	1,732,814	1,704,570	1,770,634	1,772,523	1,698,787
Dividends paid(3)	1,039	1,154	1,142	1,105	1,146
Income statement (for the quarter)
Net interest income (4)	$36,506	$34,809	$38,459	$41,727	$40,557
Other income (loss)	4,886	3,826	(1,073)	(4,803)	2,650
Other expense	16,846	18,512	18,208	17,195	18,198
AHP assessment	2,455	2,013	1,918	1,973	2,502
Net income	22,091	18,110	17,260	17,756	22,507
Performance ratios
Net interest margin(5)	0.45%	0.42%	0.42%	0.46%	0.46%
Return on average assets	0.28	0.22	0.19	0.19	0.26
Return on average equity	5.21	4.33	3.89	4.10	5.38
Return on average capital stock (6)	8.07	6.53	5.63	5.85	7.66
Total average equity to average assets	5.29	5.05	4.86	4.75	4.81
Regulatory capital ratio(7)	5.42	5.48	5.02	5.14	5.03
Dividend payout ratio (3)(8)	4.70	6.37	6.62	6.22	5.09
Average effective federal funds rate(9)	0.12%	0.14%	0.16%	0.15%	0.15%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $705 billion, $666 billion, $688 billion, $674 billion, and $685 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $30 billion, $28 billion, $33 billion, $32 billion, and $31 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $4 thousand, $5 thousand, $4 thousand, $5 thousand, and $7 thousand for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $0.9 million, $1.3 million, $2.1 million, $2.5 million, and $2.9 million for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.

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

Legislative and Regulatory Developments

Finance Agency Actions

Interim Final Rule Regarding Executive Compensation

On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to FHLBank executive officers. The Executive Compensation interim final rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of FHLBank executive officers. The interim final rule also addresses the Finance Agency Director's authority to approve, in advance, agreements or contracts with executive officers that provide compensation in connection with a termination of employment. The interim final rule prohibits a FHLBank from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The interim final rule became effective on June 13, 2013, and comments were due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments

On May 14, 2013, the Finance Agency re-proposed a rule that would set forth the standards it would take into consideration when limiting or prohibiting golden parachute and indemnification payments by a FHLBank. The primary impact of this proposed rule would be to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit any such payments made by a FHLBank that is assigned a less than satisfactory composite Finance Agency examination rating. Comments on the proposed rule were due by July 15, 2013.

Housing Finance and Housing GSE Reform

Congress continues to consider reforms for the U.S. housing finance system and the housing GSEs, including the resolution of Fannie Mae and Freddie Mac (together, the “Enterprises”). Several new proposals have been offered that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Housing Finance Reform Act”) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the “PATH Act”), which was approved by the committee on July 24, 2013. Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role that the federal government would play in a revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the “FMIC”) as an independent agency in the federal government, replacing the Finance Agency as the primary federal regulator of the FHLBanks. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks, or a newly created subsidiary, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or a subsidiary would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLBank that did not elect to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, the number of directors would be capped at 15, which could be an important factor in the event that two FHLBanks elected to merge. Special provisions would govern mergers, capping the number of member directors allocated to a state at 2 until each state has at least 1 member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of a FHLBank. Further, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBank members.

Any fundamental changes to the U.S. housing finance system could have adverse consequences for the FHLBanks and their ability to provide readily accessible liquidity to their members. However, it is not possible at this time to determine whether or when legislation would be enacted on housing GSE or housing finance reform. The ultimate effects of these efforts on the Bank and the agency debt markets are unknown and will depend on the content of legislation or other changes, if any, that ultimately are enacted.

Other Developments

Recommendations Regarding Money Market Mutual Fund Reform

On November 19, 2012, the Financial Stability Oversight Council (the “Oversight Council”) published for comment proposed recommendations for structural reforms of money market mutual funds (“MMFs”). In making these proposed recommendations, the Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013 the SEC proposed two alternatives for amending the rules that govern MMFs under the Investment Company Act of 1940. The first alternative would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative would require non-government MMFs to generally impose a liquidity fee if a fund's liquidity levels fell below a specified threshold and would also permit the funds to suspend redemptions temporarily. The demand for FHLBank System consolidated obligations could be impacted by the structural reforms that are ultimately adopted.

Basel Committee on Banking Supervision - Capital Framework

On July 2, 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new minimum ratio of common equity tier 1 capital to risk-weighted assets, a higher minimum ratio of tier 1 capital to risk-weighted assets and a common equity tier 1 capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a minimum supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some member banks to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for the Bank's advances. The requirements may also adversely impact investor demand for FHLBank consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incentivize members to use term advances to create and maintain balance sheet liquidity. Most member banks must begin to comply with the final rule by January 1, 2015, although some larger member banks must begin to comply by January 1, 2014.
Financial Condition
The following table provides selected period-end balances as of June 30, 2013 and December 31, 2012, as well as selected average balances for the six-month period ended June 30, 2013 and the year ended December 31, 2012. As shown in the table, the Bank’s total assets decreased by 8.6 percent (or $3.1 billion) between December 31, 2012 and June 30, 2013, due to declines of $2.5 billion and $0.5 billion in the Bank's short-term liquidity holdings and long-term investments, respectively. As the Bank’s assets decreased, the funding for those assets also decreased. During the six months ended June 30, 2013, total consolidated obligations decreased by $2.9 billion as consolidated obligation bonds decreased by $3.5 billion and consolidated obligation discount notes increased by $0.6 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2013
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2012
Advances	$18,354	$(41)	(0.2)%	$18,395
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,800	900	100.0%	900
Securities purchased under agreements to resell	250	(2,750)	(91.7)%	3,000
Federal funds sold	1,520	(699)	(31.5)%	2,219
Long-term investments
Available-for-sale securities	5,534	(238)	(4.1)%	5,772
Held-to-maturity securities	4,903	(297)	(5.7)%	5,200
Mortgage loans, net	104	(17)	(14.0)%	121
Total assets	32,683	(3,072)	(8.6)%	35,755
Consolidated obligations — bonds	22,164	(3,534)	(13.8)%	25,698
Consolidated obligations — discount notes	7,569	585	8.4%	6,984
Total consolidated obligations	29,733	(2,949)	(9.0)%	32,682
Mandatorily redeemable capital stock	4	(1)	(20.0)%	5
Capital stock	1,157	(60)	(4.9)%	1,217
Retained earnings	610	38	6.6%	572
Average total assets	32,888	(2,591)	(7.3)%	35,479
Average capital stock	1,111	(98)	(8.1)%	1,209
Average mandatorily redeemable capital stock	4	(1)	(20.0)%	5
_____________________________

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) increased $128 million during the first six months of 2013, despite the repayment of $1.0 billion of advances by Comerica Bank, the Bank's second largest borrower as of June 30, 2013. The Bank's lending activities remained subdued during the period due largely to high deposit levels and weak demand for loans at member institutions. The following table presents advances outstanding, by type of institution, as of June 30, 2013 and December 31, 2012.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial banks	$13,788	76%	$13,703	77%
Thrift institutions	2,655	15	2,612	15
Credit unions	1,174	7	1,160	6
Insurance companies	376	2	375	2
Community Development Financial Institutions	1	—	—	—
Total member advances	17,994	100	17,850	100
Housing associates	30	—	43	—
Non-member borrowers	32	—	35	—
Total par value of advances	$18,056	100%	$17,928	100%
Total par value of advances outstanding to CFIs (1)	$5,744	32%	$5,496	31%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of June 30, 2013 and December 31, 2012 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2013, advances outstanding to the Bank’s five largest borrowers totaled $4.7 billion, representing 26.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2012 totaled $6.1 billion, representing 33.9 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2013.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2013
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$1,300	7.2%
Comerica Bank	1,000	5.5
Beal Bank USA	860	4.8
ViewPoint Bank, N.A.	803	4.5
Prosperity Bank	781	4.3
	$4,744	26.3%

The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2013 and December 31, 2012.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$14,871	82.4%	$13,543	75.5%
Adjustable/variable-rate indexed	1,055	5.8	2,066	11.6
Amortizing	2,130	11.8	2,319	12.9
Total par value	$18,056	100.0%	$17,928	100.0%
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
Short-Term Liquidity Holdings
At June 30, 2013, the Bank’s short-term liquidity holdings were comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $1.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and a $250 million overnight reverse repurchase agreement. All of the Bank's federal funds sold during the six months ended June 30, 2013 were transacted with domestic bank counterparties on an overnight basis. At December 31, 2012, the Bank’s short-term liquidity holdings were comprised of $2.2 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $3.0 billion of overnight reverse repurchase agreements. As of June 30, 2013, the Bank’s overnight federal funds sold consisted of $1.1 billion sold to counterparties rated single-A and $0.4 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2013 and December 31, 2012 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
June 30, 2013	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$35	$54	$89	$36
Government-sponsored enterprises	—	5,039	5,039	—
Other	—	441	441	—
Total debentures	35	5,534	5,569	36

MBS portfolio
U.S. government-guaranteed obligations	12	—	12	12
Government-sponsored enterprises	4,674	—	4,674	4,734
Non-agency RMBS	182	—	182	196
Total MBS	4,868	—	4,868	4,942
Total long-term investments	$4,903	$5,534	$10,437	$4,978

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2012	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$39	$56	$95	$39
Government-sponsored enterprises	—	5,258	5,258	—
Other	—	458	458	—
Total debentures	39	5,772	5,811	39

MBS portfolio
U.S. government-guaranteed obligations	13	—	13	13
Government-sponsored enterprises	4,947	—	4,947	5,025
Non-agency RMBS	201	—	201	207
Total MBS	5,161	—	5,161	5,245
Total long-term investments	$5,200	$5,772	$10,972	$5,284

As of June 30, 2013, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P; the other debentures were not rated by Fitch.

During the six months ended June 30, 2013, the Bank acquired $658 million of GSE MBS, all of which were classified as held-to-maturity. The Bank did not sell any long-term investments during the six months ended June 30, 2013. During this same six-month period, the proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $969 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock — putable, mandatorily redeemable capital stock and retained earnings). At June 30, 2013, the Bank held $4.9 billion (amortized cost) of MBS, which represented 277 percent of its total regulatory capital as of that date. In July 2013, the Bank purchased an additional $217 million of GSE MBS. The Bank intends to continue to purchase additional GSE MBS to the extent it has the regulatory capacity to do so.
While the Bank is permitted under applicable policies and regulations to purchase certain other types of highly rated long-term investments, it does not currently anticipate purchasing such securities in the foreseeable future.
Gross unrealized losses on the Bank’s MBS investments decreased from $35.4 million at December 31, 2012 to $24.3 million at June 30, 2013. As of June 30, 2013, $23.1 million (or 95 percent) of the gross unrealized losses related to the Bank’s holdings of non-agency RMBS.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2013. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	2	$5,027	$5,028	$5,028	$4,857	$171
Single-A	4	12,497	12,498	12,498	11,962	536
Triple-B	3	16,215	16,217	16,217	14,894	1,323
Double-B	3	23,278	23,278	23,278	21,090	2,188
Single-B	5	35,832	35,755	34,234	30,817	4,938
Triple-C	12	117,087	108,829	77,685	94,905	13,924
Single-C	1	22,635	17,739	13,067	17,703	36
Total	30	$232,571	$219,344	$182,007	$196,228	$23,116
At June 30, 2013, the Bank’s portfolio of non-agency RMBS was comprised of 11 securities with an aggregate unpaid principal balance of $60 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $173 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2012, the 11 securities backed by fixed-rate loans had an aggregate unpaid principal balance of $73 million and the 19 securities backed by option ARM loans had an aggregate unpaid principal balance of $183 million. The following table provides a summary of the Bank’s non-agency RMBS as of June 30, 2013 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency(1)(2)	Current Weighted Average (1)(3)	Original Weighted Average(1)	Minimum Current(4)
Prime(5)
Fixed-rate collateral
2006	1	$23	$18	$18	$—	13.26%	0.41%	8.89%	0.41%
2003	6	19	19	18	1	1.55%	7.34%	3.94%	4.37%
Total fixed-rate prime collateral	7	42	37	36	1	7.84%	3.62%	6.60%	0.41%
Option ARM collateral
2005	15	133	130	113	17	25.17%	39.05%	43.02%	16.85%
2004	2	10	10	8	2	19.34%	25.29%	29.93%	24.62%
Total option ARM prime collateral	17	143	140	121	19	24.78%	38.13%	42.14%	16.85%
Total prime collateral	24	185	177	157	20	20.92%	30.28%	34.06%	0.41%
Alt-A(5)
Fixed-rate collateral
2005	1	14	13	12	1	12.18%	4.47%	6.84%	4.47%
2004	1	1	1	1	—	12.56%	82.18%	6.85%	82.18%
2002	2	3	3	3	—	6.98%	18.69%	4.51%	16.73%
Total fixed-rate Alt-A collateral	4	18	17	16	1	11.17%	8.54%	6.39%	4.47%
Option ARM collateral
2005	2	30	25	23	2	37.58%	22.45%	39.43%	17.36%
Total Alt-A collateral	6	48	42	39	3	27.94%	17.37%	27.38%	4.47%
Total non-agency RMBS	30	$233	$219	$196	$23	22.35%	27.65%	32.70%	0.41%

Total fixed-rate collateral	11	$60	$54	$52	$2	8.81%	5.05%	6.54%	0.41%
Total option ARM collateral	19	173	165	144	21	27.00%	35.40%	41.67%	16.85%
Total non-agency RMBS	30	$233	$219	$196	$23	22.35%	27.65%	32.70%	0.41%
_____________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of June 30, 2013, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 11.77 percent.

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
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2012 is provided in the Bank’s 2012 10-K. There were no material changes in these concentrations during the six months ended June 30, 2013.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2013 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of June 30, 2013 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at June 30, 2013	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$19,491	18.65%	11.76%	21.86%	0.75%	0.23%	3.84%	27.16%	25.13%	30.64%
Alt-A(1)
2006	22,635	10.59%	10.59%	10.59%	31.08%	31.08%	31.08%	46.29%	46.29%	46.29%
2005	177,177	5.68%	4.59%	10.94%	37.18%	14.08%	53.26%	38.31%	31.27%	47.73%
2004	9,886	6.46%	6.17%	10.83%	30.64%	17.82%	31.71%	35.33%	35.20%	39.05%
2002	3,382	17.64%	15.23%	18.20%	4.77%	3.52%	10.14%	31.44%	29.66%	39.10%
Total Alt-A collateral	213,080	6.42%	4.59%	18.20%	35.71%	3.52%	53.26%	38.91%	29.66%	47.73%
Total non-agency RMBS	$232,571	7.45%	4.59%	21.86%	32.78%	0.23%	53.26%	37.93%	25.13%	47.73%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of June 30, 2013 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning April 1, 2013 were 5 percentage points lower than the base case scenario followed by recovery rates which are 33 percent lower than those used in the base case scenario. Under the more stressful scenario, home prices for the vast majority of housing markets were projected to decline by 0 percent to 8 percent during the 12-month period beginning April 1, 2013.
Under the more stressful housing price scenario, one of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired as of June 30, 2013 (as compared to no securities in the Bank’s best estimate scenario as of that date). The credit loss that would have been recorded in earnings during the quarter ended June 30, 2013 if the more stressful housing price scenario had been used in the Bank's OTTI assessment would have been $25,000.
While substantially all of the Bank's MBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with floating rate coupons ($5.0 billion par value at June 30, 2013) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2013, one-month LIBOR was 0.19 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 6.0 percent to 15.3 percent. The largest concentration of embedded effective caps ($4.4 billion) was between 6.0 percent and 7.0 percent. As of June 30, 2013, one-month LIBOR rates were approximately 581 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $3.9 billion of interest rate caps with remaining maturities ranging from 7 months to 36 months as of June 30, 2013, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of June 30, 2013.

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
	$3,900

Consolidated Obligations and Deposits
During the six months ended June 30, 2013, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $3.4 billion while its outstanding consolidated obligation discount notes increased by $0.6 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2013 and December 31, 2012.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$12,303	55.3%	$16,863	66.0%
Callable	2,745	12.4	1,900	7.4
Variable-rate	4,485	20.2	4,235	16.5
Callable step-up	2,585	11.6	2,475	9.7
Callable step-down	100	0.5	100	0.4
Total par value	$22,218	100.0%	$25,573	100.0%

The Bank’s funding needs remained relatively low during the first six months of 2013, with only $3.3 billion of consolidated obligation bonds issued during this period. The proceeds of these issuances were generally used to replace maturing or called consolidated obligations.
The average LIBOR cost of consolidated obligation bonds issued during the second quarter of 2013 was approximately equal to the average LIBOR cost of consolidated obligation bonds issued during the fourth quarter of 2012 and the first quarter of 2013. The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 16 basis points during the quarter ended December 31, 2012 and approximately LIBOR minus 17 basis points in both the first and second quarters of 2013.
Demand and term deposits were $1.1 billion and $1.2 billion at June 30, 2013 and December 31, 2012, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.16 billion and $1.22 billion at June 30, 2013 and December 31, 2012, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $1.21 billion for the year ended December 31, 2012 to $1.11 billion for the six months ended June 30, 2013.
Mandatorily redeemable capital stock outstanding at June 30, 2013 and December 31, 2012 was $4.2 million and $4.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2013 and December 31, 2012, the Bank’s five largest shareholders collectively held $223 million and $290 million, respectively, of capital stock, which represented 19.3 percent and 23.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2013.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2013
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$57,568	5.0%
Comerica Bank	48,082	4.1
Prosperity Bank	44,933	3.9
Beal Bank USA	37,799	3.3
ViewPoint Bank, N.A.	34,409	3.0
	$222,791	19.3%
As of June 30, 2013, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
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
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 31, 2013, April 30, 2013 and July 31, 2013, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on those dates, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2012.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2013	1,984,274	$198,427	$—
April 30, 2013	1,685,559	168,556	—
July 31, 2013	1,828,794	182,879	—

At June 30, 2013, the Bank’s excess stock totaled $171.8 million, which represented 0.5% percent of the Bank’s total assets as of that date.
The following table presents outstanding capital stock, by type of institution, as of June 30, 2013 and December 31, 2012.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	June 30, 2013		December 31, 2012
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$840	72%	$897	73%
Thrifts	140	12	142	12
Credit unions	138	12	132	11
Insurance companies	39	4	46	4
Total capital stock classified as capital	1,157	100	1,217	100
Mandatorily redeemable capital stock	4	—	5	—
Total regulatory capital stock	$1,161	100%	$1,222	100%
During the six months ended June 30, 2013, the Bank’s retained earnings increased by $38.0 million, from $571.9 million to $609.9 million. During this same period, the Bank paid dividends on capital stock totaling $2.2 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first and second quarter 2013 dividend rates exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2012 and March 31, 2013, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2012 through December 31, 2012, was paid on March 29, 2013. The second quarter dividend, applied to average capital stock held during the period from January 1, 2013 through March 31, 2013, was paid on June 28, 2013.
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
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2012 10-K. At June 30, 2013, the Bank’s total risk-based capital requirement was $516 million, comprised of credit risk, market risk and operations risk capital requirements of $229 million, $168 million and $119 million, respectively, and its permanent capital was $1.8 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2013 or December 31, 2012. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2013, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2013, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.42% and 8.13%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2013 and December 31, 2012, see “Item 1. Financial Statements” (specifically, Note 11 on page 28 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 10 beginning on page 21 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2013 and December 31, 2012.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
June 30, 2013
Advances	$4,624	$1,329	$15	$5,968
Investments	—	4,925	3,900	8,825
Consolidated obligation bonds	—	15,907	400	16,307
Balance sheet	—	—	3,700	3,700
Intermediary positions	—	—	221	221
Total notional balance	$4,624	$22,161	$8,236	$35,021
December 31, 2012
Advances	$5,235	$1,517	$55	$6,807
Investments	—	4,925	3,900	8,825
Consolidated obligation bonds	—	19,401	650	20,051
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	214	214
Total notional balance	$5,235	$25,843	$9,519	$40,597

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the three and six months ended June 30, 2013 and 2012.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Three Months Ended June 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$26	$(1)	$—	$—	$—	$25
Net interest settlements included in net interest income (2)	(38)	(47)	33	—	—	—	(52)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	2	(1)	—	—	—	1
Net gains (losses) on economic hedges	—	—	(1)	—	—	1	—
Net interest settlements on economic hedges	—	—	1	—	—	1	2
Total net gains (losses) on derivatives and hedging activities	—	2	(1)	—	—	2	3
Net impact of derivatives and hedging activities	$(38)	$(19)	$31	$—	$—	$2	$(24)

Three Months Ended June 30, 2012
Amortization/accretion of hedging activities in net interest income (1)	$—	$26	$(1)	$—	$—	$—	$25
Net interest settlements included in net interest income (2)	(44)	(44)	45	—	—	—	(43)
Net gain (loss) on derivatives and hedging activities
Net gains losses on fair value hedges	(1)	(1)	—	—	—	—	(2)
Net gains (losses) on economic hedges	—	(2)	—	—	(1)	2	(1)
Net interest settlements on economic hedges	—	—	—	1	—	2	3
Total net gains (losses) on derivatives and hedging activities	(1)	(3)	—	1	(1)	4	—
Net impact of derivatives and hedging activities	(45)	(21)	44	1	(1)	4	(18)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	1	—	1
	$(45)	$(21)	$44	$1	$—	$4	$(17)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Six Months Ended June 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$53	$(2)	$—	$—	$—	$51
Net interest settlements included in net interest income (2)	(78)	(94)	65	—	—	—	(107)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	2	—	—	—	—	2
Net gains (losses) on economic hedges	—	—	(1)	—	—	1	—
Net interest settlements on economic hedges	—	—	1	—	—	2	3
Total net gain on derivatives and hedging activities	—	2	—	—	—	3	5
Net impact of derivatives and hedging activities	$(78)	$(39)	$63	$—	$—	$3	$(51)

Six Months Ended June 30, 2012
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$51	$(1)	$—	$—	$—	$49
Net interest settlements included in net interest income (2)	(91)	(85)	90	—	—	—	(86)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(1)	—	(1)	—	—	—	(2)
Net gains (losses) on economic hedges	—	(3)	2	1	(2)	1	(1)
Net interest settlements on economic hedges	—	—	—	1	—	5	6
Total net gain (loss) on derivatives and hedging activities	(1)	(3)	1	2	(2)	6	3
Net impact of derivatives and hedging activities	(93)	(37)	90	2	(2)	6	(34)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	2	—	2
	$(93)	$(37)	$90	$2	$—	$6	$(32)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
The Bank has transacted substantially all of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. The master agreements with the Bank's non-member bilateral counterparties require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government-guaranteed or agency debt securities) if credit risk exposures rise above the thresholds.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. As discussed above, the Bank’s master agreements with its non-member bilateral counterparties contain unsecured credit exposure thresholds that must be met before collateral is required to be delivered by one party to the other party. Once the counterparties agree to the valuations of the interest rate exchange agreements, and if it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral (or return a sufficient amount of previously remitted collateral) to reduce the unsecured credit exposure to zero (or, in the case of pledged securities, to an amount equal to the discount applied to the securities under the terms of the master agreement). Collateral is delivered (or returned) daily when these thresholds are met.
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing derivatives through a central clearinghouse may or may not reduce the counterparty credit risk typically associated with bilateral transactions, certain features associated with cleared trades have the potential to make derivative transactions more costly than they have been historically for the Bank. As of June 30, 2013, the Bank had cleared trades with notional amounts totaling $55 million. The fair values of these derivatives and the associated initial and variation margin (i.e., cash collateral) were not material to the Bank at that date.
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2013.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To Counterparty	Other Collateral Pledged From Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
A	1	$1,015.0	$2.6	$—	$(2.4)	$0.2
Cleared derivatives (3)	—	52.0	—	0.3	—	0.3
Liability positions with credit exposure
Aa (4)	1	1,485.5	(8.8)	9.3	—	0.5
A	3	10,253.2	(206.4)	211.2	—	4.8
Cleared derivatives (3)	—	3.0	—	—	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	5	12,808.7	(212.6)	220.8	(2.4)	5.8
Liability positions without credit exposure (4)	9	22,101.6	(770.5)	751.3	—	—
Total non-member counterparties	14	34,910.3	(983.1)	$972.1	$(2.4)	$5.8

Member institutions (5)
Asset positions	8	45.9	4.0
Liability positions	4	64.7	(3.2)
Total member institutions	12	110.6	0.8

Total	26	$35,020.9	$(982.3)
_____________________________

(1)	Credit ratings shown in the table are obtained from Moody’s and are as of June 30, 2013.

(2)	Includes amounts that had not settled as of June 30, 2013.

(3)	The counterparty to the Bank's cleared derivatives transactions is unrated.

(4)
The figures for liability positions without credit exposure as of June 30, 2013 include transactions with two counterparties that are affiliated with a non-member shareholder of the Bank. Transactions with those counterparties had an aggregate notional principal of $9.3 billion as of June 30, 2013. The figures for liability positions with credit exposure to Aa-rated counterparties as of June 30, 2013 consisted of transactions with another counterparty that is affiliated with a member institution; transactions with this counterparty had an aggregate notional principal of $1.5 billion as of June 30, 2013 and represented a net credit exposure of $0.5 million to the Bank as of June 30, 2013.

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
The Dodd-Frank Act will also change the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new (but not yet finalized) regulatory requirements, including minimum margin and capital requirements imposed by regulators on one or both counterparties to the transactions. Any changes to the margin or capital requirements associated with uncleared trades could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk. Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on the Bank’s hedging activities and the costs associated with those activities will become known only after all of the required regulations, orders, determinations, and reports are issued and implemented. For further information regarding the Dodd-Frank Act, see the Bank’s 2012 10-K (specifically, “Business — Legislative and Regulatory Developments” beginning on page 16 of that report).

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 109 percent at both June 30, 2013 and December 31, 2012. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended June 30, 2013 and 2012 was $22.1 million and $22.5 million, respectively. The Bank’s net income for the three months ended June 30, 2013 represented an annualized return on average capital stock (“ROCS”) of 8.07 percent, which was 795 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 7.66 percent for the three months ended June 30, 2012, which exceeded the average effective federal funds rate for that quarter by 751 basis points. Net income for the six months ended June 30, 2013 and 2012 was $40.2 million and $46.8 million, respectively. The Bank’s net income for the six months ended June 30, 2013 represented an annualized ROCS of 7.29 percent, which was 716 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 7.81 percent percent for the six months ended June 30, 2012, which exceeded the average effective federal funds rate for that period by 768 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended June 30, 2013 and 2012, the Bank’s income before assessments was $24.5 million and $25.0 million, respectively. As discussed in more detail below, the $0.5 million decrease in income before assessments from period to period was attributable to a $4.1 million decrease in net interest income, offset by a $2.2 million increase in other income and a $1.4 million decrease in other expense. The increase in other income was due primarily to a $3.1 million favorable change in net gains (losses) on derivatives and hedging activities and a $0.1 million decrease in credit charges on the Bank's non-agency RMBS holdings, offset by a $1.2 million decrease in gains on optional advance commitments carried at fair value.
During the six months ended June 30, 2013 and 2012, the Bank’s income before assessments was $44.7 million and $52.0 million, respectively. As discussed in more detail below, the $7.3 million decrease in income before assessments from period to period was attributable to a $9.9 million decrease in net interest income, offset by a $1.9 million decrease in other expense and a $0.7 million increase in other income. The increase in other income was due primarily to a $2.3 million increase in net gains on derivatives and hedging activities and a $0.4 million decrease in credit charges on the Bank's non-agency RMBS holdings, offset by a $2.4 million decrease in gains on optional advance commitments carried at fair value.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income
For the three months ended June 30, 2013 and 2012, the Bank’s net interest income was $36.5 million and $40.6 million, respectively. The Bank’s net interest income was $71.3 million and $81.2 million for the six months ended June 30, 2013 and 2012, respectively. As described further below, the Bank’s net interest income does not include net interest settlements on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments during the three and six months ended June 30, 2013 and 2012. If these net interest settlements had been included, net interest income would have decreased by $6.0 million and $13.5 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. The decreases in net interest income were due in large part to decreases in the average balances of interest-earning assets in both the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, as well as a decrease in the net interest margin for the six-month period.
For the three months ended June 30, 2013 and 2012, the Bank’s net interest margin was 45 basis points and 46 basis points, respectively. The Bank’s net interest margin was 43 basis points and 47 basis points for the six months ended June 30, 2013 and 2012, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 42 basis points for both the three months ended June 30, 2013 and 2012. The Bank’s net interest spread decreased from 42 basis points for the six months ended June 30, 2012 to 40 basis points for the six months ended June 30, 2013. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 4 basis points for the three months ended June 30, 2012 to 3 basis points for the three months ended June 30, 2013. The contribution of earnings from the Bank’s invested capital to the net interest margin decreased from 5 basis points for the six months ended June 30, 2012 to 3 basis points for the six months ended June 30, 2013, due to a decrease in short-term interest rates.
As noted above, the Bank’s net interest income excludes net interest settlements on economic hedge derivatives. During the six months ended June 30, 2013, the Bank used $4.5 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR and approximately $0.5 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily effective federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2012, the Bank used $4.7 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $1.9 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $0.7 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily effective federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $0.9 million and $2.3 million for the three and six months ended June 30, 2013, respectively, compared to $2.9 million and $5.9 million, respectively, for the corresponding periods in 2012.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2013 and 2012.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$1,114	$1	0.12%	$848	$—	0.16%
Securities purchased under agreements to resell	1,384	—	0.10%	2,340	1	0.16%
Federal funds sold	2,069	—	0.10%	1,928	1	0.14%
Investments
Trading	8	—	—%	7	—	—%
Available-for-sale (d)	5,672	6	0.41%	5,567	8	0.57%
Held-to-maturity (d)	4,980	14	1.10%	5,790	18	1.24%
Advances (e)	17,419	39	0.90%	18,959	49	1.03%
Mortgage loans held for portfolio	109	1	5.63%	147	2	5.51%
Total earning assets	32,755	61	0.75%	35,586	79	0.88%
Cash and due from banks	432			158
Other assets	118			118
Derivatives netting adjustment (b)	(1,113)			(848)
Fair value adjustment on available-for-sale securities (d)	37			13
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(39)			(48)
Total assets	$32,190	61	0.76%	$34,979	79	0.90%
Liabilities and Capital
Interest-bearing deposits (b)	$1,053	—	0.01%	$1,171	—	0.03%
Consolidated obligations
Bonds	22,774	23	0.41%	21,726	36	0.66%
Discount notes	6,489	2	0.09%	9,917	3	0.10%
Mandatorily redeemable capital stock and other borrowings	9	—	0.26%	9	—	0.30%
Total interest-bearing liabilities	30,325	25	0.33%	32,823	39	0.46%
Other liabilities	1,276			1,321
Derivatives netting adjustment (b)	(1,113)			(848)
Total liabilities	30,488	25	0.33%	33,296	39	0.46%
Total capital	1,702			1,683
Total liabilities and capital	$32,190		0.31%	$34,979		0.44%
Net interest income		$36			$40
Net interest margin			0.45%			0.46%
Net interest spread			0.42%			0.42%
Impact of non-interest bearing funds			0.03%			0.04%

_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2013 and 2012 in the table above include $1.1 billion and $0.8 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of the interest-bearing deposit liabilities for the three months ended June 30, 2012 in the table above includes $1 million which is classified as derivative assets/liabilities on the statement of condition. The average balance of interest-bearing deposit liabilities that were classified as derivative assets/liabilities during the three months ended June 30, 2013 was less than $10,000.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $0.9 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2013 and 2012.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$1,143	$1	0.13%	$717	$—	0.14%
Securities purchased under agreements to resell	1,918	1	0.11%	2,136	2	0.14%
Federal funds sold	2,158	1	0.11%	1,889	1	0.12%
Investments
Trading	8	—	—%	7	—	—%
Available-for-sale (d)	5,694	12	0.41%	5,397	16	0.58%
Held-to-maturity (d)	5,112	28	1.10%	6,031	36	1.19%
Advances (e)	17,485	77	0.88%	18,840	101	1.07%
Mortgage loans held for portfolio	113	3	5.59%	152	4	5.54%
Total earning assets	33,631	123	0.73%	35,169	160	0.91%
Cash and due from banks	291			130
Other assets	118			118
Derivatives netting adjustment (b)	(1,143)			(718)
Fair value adjustment on available-for-sale securities (d)	31			5
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(40)			(49)
Total assets	$32,888	123	0.75%	$34,655	160	0.92%
Liabilities and Capital
Interest-bearing deposits (b)	$1,096	—	0.01%	$1,213	—	0.02%
Consolidated obligations
Bonds	23,380	48	0.41%	21,306	75	0.70%
Discount notes	6,529	4	0.11%	9,852	4	0.08%
Mandatorily redeemable capital stock and other borrowings	9	—	0.28%	8	—	0.32%
Total interest-bearing liabilities	31,014	52	0.33%	32,379	79	0.49%
Other liabilities	1,318			1,310
Derivatives netting adjustment (b)	(1,143)			(718)
Total liabilities	31,189	52	0.33%	32,971	79	0.48%
Total capital	1,699			1,684
Total liabilities and capital	$32,888		0.32%	$34,655		0.45%
Net interest income		$71			$81
Net interest margin			0.43%			0.47%
Net interest spread			0.40%			0.42%
Impact of non-interest bearing funds			0.03%			0.05%

_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2013 and 2012 in the table above include $1.1 billion and $0.7 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of the interest-bearing deposit liabilities for the six months ended June 30, 2012 in the table above includes $1.0 million which is classified as derivative assets/liabilities on the statement of condition. The average balance of interest-bearing deposit liabilities that were classified as derivative assets/liabilities during the six months ended June 30, 2013 was less than $10,000.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $2.3 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2013 and 2012 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013 vs. 2012			June 30, 2013 vs. 2012
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$1	$—	$1	$1	$—	$1
Securities purchased under agreements to resell	(1)	—	(1)	—	(1)	(1)
Federal funds sold	—	(1)	(1)	—	—	—
Investments
Trading	—	—	—	—	—	—
Available-for-sale	—	(2)	(2)	1	(5)	(4)
Held-to-maturity	(2)	(2)	(4)	(5)	(3)	(8)
Advances	(4)	(6)	(10)	(7)	(17)	(24)
Mortgage loans held for portfolio	(1)	—	(1)	(1)	—	(1)
Total interest income	(7)	(11)	(18)	(11)	(26)	(37)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	2	(15)	(13)	4	(31)	(27)
Discount notes	(1)	—	(1)	(1)	1	—
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	1	(15)	(14)	3	(30)	(27)
Changes in net interest income	$(8)	$4	$(4)	$(14)	$4	$(10)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2013 and 2012. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$223	$106	$590	$31
Economic hedge derivatives related to consolidated obligation discount notes	—	175	—	524
Stand-alone economic hedge derivatives (basis swaps)	750	2,647	1,714	5,353
Member/offsetting swaps	8	4	15	8
Economic hedge derivatives related to advances	(48)	(14)	(53)	(50)
Total net interest income associated with economic hedge derivatives	933	2,918	2,266	5,866
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	687	1,489	818	505
Federal funds floater swaps	(240)	78	(615)	2,258
Interest rate caps related to held-to-maturity securities	111	(1,416)	96	(2,800)
Discount note swaps	—	(160)	—	784
Member/offsetting swaps and caps	20	7	11	2
Swaptions related to optional advance commitments	—	(1,234)	—	(1,734)
Other economic hedge derivatives (advance swaps)	46	14	51	48
Total fair value gains (losses) related to economic hedge derivatives	624	(1,222)	361	(937)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	370	(372)	376	(556)
Available-for-sale securities and associated hedges	2,008	(1,094)	1,452	(416)
Consolidated obligation bonds and associated hedges	(847)	(269)	421	(1,419)
Total fair value hedge ineffectiveness	1,531	(1,735)	2,249	(2,391)
Total net gains (losses) on derivatives and hedging activities	3,088	(39)	4,876	2,538
Net gains (losses) on unhedged trading securities	(104)	(122)	240	60
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(146)	—	(360)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	—	1,223	—	2,365
Service fees	764	757	1,316	1,276
Letter of credit fees	1,141	1,170	2,305	2,399
Other, net	(3)	(193)	(25)	(199)
Total other	1,798	2,689	3,836	5,541
Total other income	$4,886	$2,650	$8,712	$8,079

Economic Hedge Derivatives
The Bank has issued a number of consolidated obligation bonds that are indexed to the daily effective federal funds rate. The Bank uses federal funds floater swaps to convert its interest payments with respect to these bonds from the daily effective federal funds rate to three-month LIBOR. As of June 30, 2013, the Bank’s federal funds floater swaps had an aggregate notional amount of $0.4 billion. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore can be a source of volatility in the Bank’s earnings. The fair values of federal funds floater swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between the effective federal funds rate and three-month LIBOR at the time of measurement, the projected relationship between the federal funds rate and three-month LIBOR for the remaining term of the interest rate swap, the projected OIS rates over the remaining term of the interest rate swap and the relationship between the current coupons for the interest rate swap and the prevailing market rates at the valuation date. At June 30, 2013, the carrying values of the Bank’s federal funds floater swaps totaled $0.2 million, excluding net accrued interest receivable.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. The Bank did not have any discount note swaps outstanding as of June 30, 2013.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of June 30, 2013, the Bank was a party to 5 interest rate basis swaps with an aggregate notional amount of $3.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected OIS rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. At June 30, 2013, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $12.9 million, excluding net accrued interest receivable. There were no sales of interest rate basis swaps during the six months ended June 30, 2013 or 2012. One interest rate basis swap with a notional amount of $1 billion matured during the three months ended June 30, 2013.
If the Bank holds its federal funds floater swaps and interest rate basis swaps to maturity, the cumulative life-to-date net unrealized gains associated with these instruments aggregating $13.1 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity. The Bank typically holds its federal funds floater swaps to maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held (as of June 30, 2013) 16 interest rate cap agreements having a total notional amount of $3.9 billion. The premiums paid for these caps totaled $38.6 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At June 30, 2013, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.4 million. If the Bank holds these agreements to maturity, the values of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.

Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $1.5 million and $(1.7) million for the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $(2.4) million for the six months ended June 30, 2013 and 2012, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended June 30, 2013 and 2012, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $46,000 and $14,000, respectively. The net gains relating to these derivatives totaled $51,000 and $48,000 for the six months ended June 30, 2013 and 2012, respectively.
Other
For a discussion of the other-than-temporary impairment losses on the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report).
As of December 31, 2012, the Bank had entered into optional advance commitments with a par value totaling $50 million, excluding commitments to fund Community Investment Program and Economic Development Program advances. Under each of these commitments, the Bank sold an option to a member that provided the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member had satisfied all of the customary requirements for that advance. The Bank hedged these commitments through the use of interest rate swaptions, which were treated as economic hedges. The Bank irrevocably elected to carry these optional advance commitments at fair value under the fair value option. These optional advance commitments and the associated swaptions expired during the first quarter of 2013.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $16.8 million and $35.4 million for the three and six months ended June 30, 2013, compared to $18.2 million and $37.3 million for the corresponding periods in 2012.
Compensation and benefits were $9.1 million and $20.1 million for the three and six months ended June 30, 2013, compared to $9.9 million and $21.4 million for the corresponding periods in 2012. The decreases of $0.8 million and $1.3 million were due primarily to a decrease in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions. The costs decreased as a result of the pension provisions contained in the Moving Ahead for Progress in the 21st Century Act, which was signed into law by the President of the United States on July 6, 2012.
Other operating expenses for the three and six months ended June 30, 2013 were $6.7 million and $12.9 million, respectively, compared to $7.2 million and $13.5 million for the corresponding periods in 2012. The decreases of $0.5 million and $0.6 million, respectively, were attributable to fluctuations in several of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.0 million and $2.4 million for the three and six months ended June 30, 2013, respectively, compared to $1.1 million and $2.5 million for the corresponding periods in 2012.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $2.5 million for both the three months ended June 30, 2013 and 2012. The Bank's AHP assessments totaled $4.5 million and $5.2 million for the six months ended June 30, 2013 and 2012, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2012 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2013.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of June 30, 2013, are summarized in “Item 1. Financial Statements” (specifically, Note 4 beginning on page 9 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses that would have been recorded in earnings during the quarter ended June 30, 2013 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of June 30, 2013. The results of that more stressful analysis are presented on page 51 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2013, the Bank’s short-term liquidity portfolio was comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $1.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and a $250.0 million overnight reverse repurchase agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2013 or 2012.

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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2013, the Bank’s estimated operational liquidity requirement was $1.5 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $9.8 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2013, the Bank’s estimated contingent liquidity requirement was $3.1 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.2 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the six months ended June 30, 2013.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2012 is provided in the Bank’s 2012 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2013.

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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the six months ended June 30, 2013.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under U.S. GAAP, which is determined as described in Note 13 beginning on page 28 of this report. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on current estimated market prices, some of which reflect discounts that the Bank believes are largely related to credit concerns and a lack of market liquidity rather than the level of interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2012 through June 2013. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2012	$1.927	$1.868	(3.06)%	$1.983	2.91%	$1.903	(1.25)%	$1.961	1.76%

January 2013	1.707	1.629	(4.57)%	1.765	3.40%	1.675	(1.87)%	1.736	1.70%
February 2013	1.817	1.725	(5.06)%	1.878	3.36%	1.778	(2.15)%	1.850	1.82%
March 2013	1.852	1.748	(5.62)%	1.916	3.46%	1.809	(2.32)%	1.887	1.89%

April 2013	1.747	1.655	(5.27)%	1.807	3.43%	1.709	(2.18)%	1.784	2.12%
May 2013	1.821	1.692	(7.08)%	1.897	4.17%	1.764	(3.13)%	1.858	2.03%
June 2013	1.888	1.722	(8.79)%	1.979	4.82%	1.812	(4.03)%	1.932	2.33%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2012 through June 2013.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2012	0.47	(0.40)	0.07	1.56	1.87	2.54	3.39	3.41

January 2013	0.48	(0.41)	0.07	1.62	2.69	3.74	3.79	3.93
February 2013	0.53	(0.44)	0.09	1.96	2.97	3.93	4.15	4.25
March 2013	0.55	(0.46)	0.09	1.93	3.29	4.33	4.37	4.44

April 2013	0.54	(0.45)	0.09	1.96	3.15	4.12	4.66	4.64
May 2013	0.57	(0.43)	0.14	2.62	4.02	5.11	4.03	4.48
June 2013	0.56	(0.35)	0.21	3.97	4.92	6.11	3.08	4.60
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first six months of 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2013 and December 31, 2012, (ii) Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Statements of Capital for the Six Months Ended June 30, 2013 and 2012, (v) Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (vi) Notes to the Financial Statements for the quarter ended June 30, 2013.

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

Federal Home Loan Bank of Dallas
August 12, 2013	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

August 12, 2013	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2013 and December 31, 2012, (ii) Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Statements of Capital for the Six Months Ended June 30, 2013 and 2012, (v) Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (vi) Notes to the Financial Statements for the quarter ended June 30, 2013.

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