Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Dallas
filed 2013-11-08
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
At October 31, 2013, the registrant had outstanding 9,288,398 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$883,037	$920,780
Interest-bearing deposits	368	254
Securities purchased under agreements to resell (Note 10)	500,000	3,000,000
Federal funds sold	1,706,000	2,219,000
Trading securities (Note 3)	708,603	7,541
Available-for-sale securities (Note 4)	5,516,079	5,772,153
Held-to-maturity securities (a) (Note 5)	5,153,825	5,199,875
Advances (Notes 6 and 7)	16,634,235	18,394,797
Mortgage loans held for portfolio, net of allowance for credit losses of $175 and $183 at September 30, 2013 and December 31, 2012, respectively (Note 7)	96,263	121,478
Accrued interest receivable	78,440	72,531
Premises and equipment, net	18,818	20,202
Derivative assets (Notes 10 and 11)	14,441	13,947
Other assets	9,715	12,771
TOTAL ASSETS	$31,319,824	$35,755,329

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$875,867	$1,177,935
Non-interest bearing	29	29
Total deposits	875,896	1,177,964

Consolidated obligations (Note 8)
Discount notes	6,513,829	6,984,378
Bonds	22,041,996	25,697,936
Total consolidated obligations	28,555,825	32,682,314

Mandatorily redeemable capital stock	30,086	4,504
Accrued interest payable	48,859	53,940
Affordable Housing Program (Note 9)	30,916	29,620
Derivative liabilities (Notes 10 and 11)	9,996	11,268
Other liabilities (Note 14)	27,326	25,085
Total liabilities	29,578,904	33,984,695

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 11,401,713 and 12,169,858 shares at September 30, 2013 and December 31, 2012, respectively	1,140,171	1,216,986
Retained earnings
Unrestricted	602,183	549,617
Restricted	36,223	22,276
Total retained earnings	638,406	571,893
Accumulated other comprehensive income (loss) (Note 18)	(37,657)	(18,245)
Total capital	1,740,920	1,770,634
TOTAL LIABILITIES AND CAPITAL	$31,319,824	$35,755,329
_____________________________

(a)	Fair values: $5,209,238 and $5,283,965 at September 30, 2013 and December 31, 2012, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Advances	$34,627	$46,339	$108,121	$143,913
Prepayment fees on advances, net	10,145	4,264	13,819	7,859
Interest-bearing deposits	208	404	956	888
Securities purchased under agreements to resell	30	1,350	1,116	2,871
Federal funds sold	388	501	1,576	1,616
Trading securities	132	—	132	—
Available-for-sale securities	5,658	7,989	17,361	23,515
Held-to-maturity securities	12,594	16,558	40,755	52,430
Mortgage loans held for portfolio	1,402	1,896	4,571	6,104
Other	—	1	1	2
Total interest income	65,184	79,302	188,408	239,198
INTEREST EXPENSE
Consolidated obligations
Bonds	21,352	35,683	69,454	110,251
Discount notes	1,438	1,805	5,169	5,793
Deposits	24	79	88	202
Mandatorily redeemable capital stock	9	4	17	16
Other borrowings	2	4	6	6
Total interest expense	22,825	37,575	74,734	116,268
NET INTEREST INCOME	42,359	41,727	113,674	122,930

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(204)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	—	—	(156)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(360)

Net gains on trading securities	687	309	927	369
Net gains (losses) on derivatives and hedging activities	(663)	(7,108)	4,213	(4,570)
Gains on other liabilities carried at fair value under the fair value option	—	130	—	2,495
Gains on early extinguishment of debt	5,642	—	5,642	—
Letter of credit fees	1,152	1,148	3,457	3,547
Other, net	741	718	2,032	1,795
Total other income (loss)	7,559	(4,803)	16,271	3,276
OTHER EXPENSE
Compensation and benefits	10,032	9,115	30,107	30,491
Other operating expenses	5,927	6,893	18,785	20,369
Finance Agency	495	577	1,710	1,954
Office of Finance	643	610	1,852	1,689
Other	7	—	8	—
Total other expense	17,104	17,195	52,462	54,503
INCOME BEFORE ASSESSMENTS	32,814	19,729	77,483	71,703
Affordable Housing Program assessment	3,282	1,973	7,750	7,172
NET INCOME	$29,532	$17,756	$69,733	$64,531
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$29,532	$17,756	$69,733	$64,531
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(5,822)	10,897	(25,314)	6,371
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(195)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	—	351
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,044	2,367	6,144	7,609
Postretirement benefit plan
Prior service cost	—	—	(211)	—
Amortization of prior service credit included in net periodic benefit cost	(5)	(8)	(13)	(26)
Amortization of net actuarial gain included in net periodic benefit cost	(6)	(9)	(18)	(26)
Total other comprehensive income (loss)	(3,789)	13,247	(19,412)	14,084
TOTAL COMPREHENSIVE INCOME	$25,743	$31,003	$50,321	$78,615

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited, in thousands)

						Accumulated
	Capital Stock Class B - Putable		Retained Earnings			Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE, JANUARY 1, 2013	12,170	$1,216,986	$549,617	$22,276	$571,893	$(18,245)	$1,770,634
Proceeds from sale of capital stock	7,169	716,886	—	—	—	—	716,886
Repurchase/redemption of capital stock	(7,709)	(770,885)	—	—	—	—	(770,885)
Net shares reclassified to mandatorily redeemable capital stock	(259)	(25,882)	—	—	—	—	(25,882)
Comprehensive income
Net income	—	—	55,786	13,947	69,733	—	69,733
Other comprehensive loss	—	—	—	—	—	(19,412)	(19,412)
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(130)	—	(130)	—	(130)
Mandatorily redeemable capital stock	—	—	(24)	—	(24)	—	(24)
Stock	31	3,066	(3,066)	—	(3,066)	—	—

BALANCE, SEPTEMBER 30, 2013	11,402	$1,140,171	$602,183	$36,223	$638,406	$(37,657)	$1,740,920

BALANCE, JANUARY 1, 2012	12,557	$1,255,793	$488,739	$5,918	$494,657	$(45,615)	$1,704,835
Proceeds from sale of capital stock	5,351	535,053	—	—	—	—	535,053
Repurchase/redemption of capital stock	(5,442)	(544,197)	—	—	—	—	(544,197)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,632)	—	—	—	—	(1,632)
Comprehensive income
Net income	—	—	51,625	12,906	64,531	—	64,531
Other comprehensive income	—	—	—	—	—	14,084	14,084
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(135)	—	(135)	—	(135)
Mandatorily redeemable capital stock	—	—	(16)	—	(16)	—	(16)
Stock	33	3,262	(3,262)	—	(3,262)	—	—

BALANCE, SEPTEMBER 30, 2012	12,483	$1,248,279	$536,951	$18,824	$555,775	$(31,531)	$1,772,523

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$69,733	$64,531
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	25,529	28,290
Concessions on consolidated obligation bonds	1,418	3,204
Premises, equipment and computer software costs	3,614	4,716
Non-cash interest on mandatorily redeemable capital stock	10	21
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	360
Gains on early extinguishment of debt	(5,642)	—
Gains on other liabilities carried at fair value under the fair value option	—	(2,495)
Net increase in trading securities	(1,777)	(1,336)
Loss due to change in net fair value adjustment on derivative and hedging activities	65,549	74,486
Increase in accrued interest receivable	(5,791)	(14,896)
Decrease in other assets	1,498	2,119
Increase (decrease) in Affordable Housing Program (AHP) liability	1,296	(1,538)
Increase (decrease) in accrued interest payable	(5,081)	11,722
Increase (decrease) in other liabilities	1,999	(4,554)
Total adjustments	82,622	100,099
Net cash provided by operating activities	152,355	164,630

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	335,298	(556,529)
Net decrease (increase) in securities purchased under agreements to resell	2,500,000	(1,500,000)
Net decrease (increase) in federal funds sold	513,000	(793,000)
Decrease in loan to other FHLBank	—	35,000
Net increase in short-term trading securities held for investment	(699,164)	—
Purchases of available-for-sale securities	—	(806,724)
Proceeds from maturities of long-term held-to-maturity securities	1,399,387	1,506,559
Purchases of long-term held-to-maturity securities	(1,331,882)	(220,250)
Principal collected on advances	366,535,440	351,439,739
Advances made	(365,019,232)	(352,127,455)
Principal collected on mortgage loans held for portfolio	24,888	31,659
Purchases of premises, equipment and computer software	(981)	(2,540)
Net cash provided by (used in) investing activities	4,256,754	(2,993,541)

	For the Nine Months Ended
	September 30,
	2013	2012
FINANCING ACTIVITIES
Net decrease in deposits, including swap collateral held	(301,131)	(445,818)
Net payments on derivative contracts with financing elements	(151,296)	(48,091)
Increase in loan from other FHLBank	—	40,000
Net proceeds from issuance of consolidated obligations
Discount notes	138,034,921	309,237,355
Bonds	5,672,427	20,435,132
Debt issuance costs	(971)	(2,407)
Payments for maturing and retiring consolidated obligations
Discount notes	(138,504,767)	(313,342,672)
Bonds	(9,141,573)	(14,154,655)
Proceeds from issuance of capital stock	716,886	535,053
Proceeds from issuance of mandatorily redeemable capital stock	18	—
Payments for redemption of mandatorily redeemable capital stock	(351)	(12,117)
Payments for repurchase/redemption of capital stock	(770,885)	(544,197)
Cash dividends paid	(130)	(135)
Net cash provided by (used in) financing activities	(4,446,852)	1,697,448

Net decrease in cash and cash equivalents	(37,743)	(1,131,463)
Cash and cash equivalents at beginning of the period	920,780	1,152,467
Cash and cash equivalents at end of the period	$883,037	$21,004

Supplemental Disclosures:
Interest paid	$111,311	$126,211
AHP payments, net	$6,454	$8,710
Stock dividends issued	$3,066	$3,262
Dividends paid through issuance of mandatorily redeemable capital stock	$24	$16
Net capital stock reclassified to mandatorily redeemable capital stock	$25,882	$1,632

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

Note 2—Recently Issued Accounting Guidance
     Presentation of Comprehensive Income. On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to report, either on the face of the statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance in ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 (January 1, 2013 for the Bank). The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition. The required disclosures are presented in Note 18.
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
The eligibility criteria for offsetting are different in International Financial Reporting Standards ("IFRSs") and U.S. GAAP. For example, unlike IFRSs, U.S. GAAP provides entities the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of setoff are only available in the event of default or bankruptcy. The new disclosure requirements allow investors to better compare financial statements prepared in accordance with IFRSs or U.S. GAAP and improve transparency in the reporting of how entities mitigate credit risk, including disclosure of related collateral pledged or received.

The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (January 1, 2013 for the Bank), and is to be applied retrospectively to all periods presented. The adoption of this guidance did not have any impact on the Bank’s results of operations or financial condition. The required disclosures are presented in Note 10.
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
Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance in ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for the Bank) and is to be applied retrospectively to all prior periods presented. The adoption of this guidance will not have any impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
Trading securities as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
U.S. Treasury Bills	$699,587	$—
Other	9,016	7,541
Total	$708,603	$7,541

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,564	$62	$108	$54,518
Government-sponsored enterprises	5,023,165	4,570	6,440	5,021,295
Other	441,137	360	1,231	440,266
Total	$5,518,866	$4,992	$7,779	$5,516,079

Available-for-sale securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$56,119	$301	$3	$56,417
Government-sponsored enterprises	5,236,358	22,280	644	5,257,994
Other	457,149	867	274	457,742
Total	$5,749,626	$23,448	$921	$5,772,153

Other debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	3	$35,198	$108	—	$—	$—	3	$35,198	$108
Government-sponsored enterprises	119	2,134,921	6,440	—	—	—	119	2,134,921	6,440
Other	23	242,636	1,122	3	14,850	109	26	257,486	1,231
Total	145	$2,412,755	$7,670	3	$14,850	$109	148	$2,427,605	$7,779

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

At September 30, 2013, the gross unrealized losses on the Bank’s available-for-sale securities were $7,779,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by government-sponsored enterprises (“GSEs”), or fully secured by collateral that is guaranteed by the U.S government. As of September 30, 2013, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at September 30, 2013 would not be settled at an amount less than the Bank's amortized cost basis in the investments. In addition, based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at September 30, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of other debentures that were in an unrealized loss position at September 30,

2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2013.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2013 and December 31, 2012 are presented below (in thousands).

	September 30, 2013		December 31, 2012
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$5,016	$5,019	$—	$—
Due after one year through five years	3,871,921	3,874,920	3,340,880	3,349,030
Due after five years through ten years	1,641,929	1,636,140	2,401,976	2,416,299
Due after ten years	—	—	6,770	6,824
Total	$5,518,866	$5,516,079	$5,749,626	$5,772,153
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Amortized cost of available-for-sale securities
Fixed-rate	$5,443,866	$5,674,626
Variable-rate	75,000	75,000

Total	$5,518,866	$5,749,626
At September 30, 2013 and December 31, 2012, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2013 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$33,373	$—	$33,373	$126	$161	$33,338
Mortgage-backed securities
U.S. government-guaranteed obligations	10,746	—	10,746	50	—	10,796
Government-sponsored enterprises	4,936,998	—	4,936,998	48,991	7,831	4,978,158
Non-agency residential mortgage-backed securities	208,001	35,293	172,708	14,238	—	186,946
	5,155,745	35,293	5,120,452	63,279	7,831	5,175,900
Total	$5,189,118	$35,293	$5,153,825	$63,405	$7,992	$5,209,238

Held-to-maturity securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$38,759	$—	$38,759	$176	$175	$38,760
Mortgage-backed securities
U.S. government-guaranteed obligations	12,973	—	12,973	60	—	13,033
Government-sponsored enterprises	4,947,206	—	4,947,206	78,023	271	5,024,958
Non-agency residential mortgage-backed securities	242,374	41,437	200,937	6,277	—	207,214
	5,202,553	41,437	5,161,116	84,360	271	5,245,205
Total	$5,241,312	$41,437	$5,199,875	$84,536	$446	$5,283,965

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2013. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	—	$—	$—	2	$16,524	$161	2	$16,524	$161
Mortgage-backed securities
Government-sponsored enterprises	54	1,703,842	7,372	12	93,651	459	66	1,797,493	7,831
Non-agency residential mortgage-backed securities	—	—	—	29	170,099	21,367	29	170,099	21,367
	54	1,703,842	7,372	41	263,750	21,826	95	1,967,592	29,198
Total	54	$1,703,842	$7,372	43	$280,274	$21,987	97	$1,984,116	$29,359

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

At September 30, 2013, the gross unrealized losses on the Bank’s held-to-maturity securities were $29,359,000, of which $21,367,000 was attributable to its holdings of non-agency (i.e., private-label) residential mortgage-backed securities and $7,992,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of September 30, 2013, the U.S. government and the issuers of the Bank’s holdings of GSE mortgage-backed securities ("MBS") were rated triple-A by Moody’s and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at September 30, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2013.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of September 30, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 30 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2013 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2013 assumed changes in home prices ranging from declines of 5 percent to increases of 8 percent over the 12-month period beginning July 1, 2013. For the vast majority of markets, the changes were projected to range from declines of 3 percent to increases of 7 percent. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as set forth in the table below.

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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of these securities were deemed to be other-than-temporarily impaired as of September 30, 2013.
Prior to July 1, 2012, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired. The following table sets forth additional information for each of the securities that was deemed to be other-than-temporarily impaired in a prior period (in thousands). All of the Bank’s non-agency RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the table represent the lowest rating assigned to the security by any of these NRSROs as of September 30, 2013.

		September 30, 2013			Cumulative from Period of Initial Impairment Through September 30, 2013		September 30, 2013
	Period of Initial Impairment	Credit Rating	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	Q1 2009	Triple-C	$13,288	$10,438	$10,271	$7,405	$7,572	$9,622
Security #2	Q1 2009	Triple-C	13,174	12,479	12,389	7,975	8,065	10,833
Security #3	Q2 2009	Single-D	20,824	16,535	15,283	10,921	12,173	16,847
Security #4	Q2 2009	Triple-C	9,341	8,627	7,890	5,288	6,025	7,910
Security #5	Q3 2009	Triple-C	16,289	14,569	10,047	6,800	11,322	13,201
Security #6	Q3 2009	Triple-C	14,271	12,870	10,567	6,567	8,870	11,257
Security #7	Q3 2009	Single-B	5,093	5,015	3,575	2,130	3,570	4,546
Security #8	Q1 2010	Triple-C	7,641	7,619	4,968	2,840	5,491	6,645
Security #9	Q1 2010	Triple-C	3,182	3,145	2,208	1,257	2,194	2,672
Security #10	Q4 2010	Triple-C	6,309	5,884	3,331	1,479	4,032	5,110
Security #11	Q4 2010	Triple-C	7,745	7,740	4,096	1,870	5,514	6,435
Security #12	Q4 2010	Triple-C	4,145	4,061	1,820	815	3,056	3,466
Security #13	Q4 2010	Triple-C	4,938	4,923	2,418	1,216	3,721	4,224
Security #14	Q2 2011	Triple-C	12,226	11,995	5,942	2,949	9,002	10,181
Totals			$138,466	$125,900	$94,805	$59,512	$90,607	$112,949

The following table presents a rollforward for the three and nine months ended September 30, 2013 and 2012 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance of credit losses, beginning of period	$13,039	$13,039	$13,039	$12,679
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	—	—	360
Principal shortfalls during the period	(614)	—	(614)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(70)	—	(70)	—
Balance of credit losses, end of period	$12,355	$13,039	$12,355	$13,039
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2013 and December 31, 2012 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2013			December 31, 2012
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$—	$—	$—	$503	$503	$505
Due after one year through five years	16,688	16,688	16,814	10,331	10,331	10,423
Due after five years through ten years	8,483	8,483	8,410	19,355	19,355	19,364
Due after ten years	8,202	8,202	8,114	8,570	8,570	8,468
	33,373	33,373	33,338	38,759	38,759	38,760
Mortgage-backed securities	5,155,745	5,120,452	5,175,900	5,202,553	5,161,116	5,245,205
Total	$5,189,118	$5,153,825	$5,209,238	$5,241,312	$5,199,875	$5,283,965

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $38,439,000 and $52,608,000 at September 30, 2013 and December 31, 2012, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$33,373	$38,759
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	380	454
Collateralized mortgage obligations
Fixed-rate	883	1,050
Variable-rate	5,154,482	5,201,049
	5,155,745	5,202,553
Total	$5,189,118	$5,241,312

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2012 or the nine months ended September 30, 2013.

Note 6—Advances
     Redemption Terms. At both September 30, 2013 and December 31, 2012, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent, as summarized below (dollars in thousands).

	September 30, 2013		December 31, 2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$12	4.06%	$7,682	4.12%

Due in one year or less	8,957,289	0.35	8,950,062	0.70
Due after one year through two years	1,289,230	1.86	1,886,603	1.04
Due after two years through three years	795,030	1.81	942,691	2.37
Due after three years through four years	965,478	2.71	434,521	3.00
Due after four years through five years	1,310,680	2.89	1,865,480	3.40
Due after five years	1,058,814	2.93	1,521,679	3.13
Amortizing advances	2,035,515	3.70	2,319,538	3.94
Total par value	16,412,048	1.46%	17,928,256	1.79%

Deferred prepayment fees	(15,962)		(19,006)
Commitment fees	(113)		(118)
Hedging adjustments	238,262		485,665
Total	$16,634,235		$18,394,797

The balances of overdrawn demand deposit accounts were fully collateralized at September 30, 2013 and December 31, 2012 and were repaid in early October 2013 and early January 2013, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2013 and December 31, 2012, the Bank had aggregate prepayable and callable advances totaling $112,214,000 and $121,123,000, respectively, substantially all of which were amortizing advances.

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2013 and December 31, 2012, the Bank had putable advances outstanding totaling $1,653,471,000 and $2,572,471,000, respectively.

The following table summarizes advances outstanding at September 30, 2013 and December 31, 2012, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2013	December 31, 2012
Overdrawn demand deposit accounts	$12	$7,682

Due in one year or less	10,580,359	11,193,533
Due after one year through two years	1,181,230	1,876,203
Due after two years through three years	724,530	786,691
Due after three years through four years	658,358	392,021
Due after four years through five years	432,730	601,359
Due after five years	799,314	751,229
Amortizing advances	2,035,515	2,319,538

Total par value	$16,412,048	$17,928,256

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Fixed-rate
Due in one year or less	$7,932,949	$7,979,254
Due after one year	7,393,427	7,883,320
Total fixed-rate	15,326,376	15,862,574
Variable-rate
Due in one year or less	1,041,672	1,016,682
Due after one year	44,000	1,049,000
Total variable-rate	1,085,672	2,065,682
Total par value	$16,412,048	$17,928,256

At September 30, 2013 and December 31, 2012, 33 percent and 42 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. During the three months ended September 30, 2013 and 2012, gross advance prepayment fees received from members/borrowers were $74,234,000 and $23,526,000, respectively, of which $258,000 and $254,000, respectively, were deferred. During the nine months ended September 30, 2013 and 2012, gross advance prepayment fees received from members/borrowers were $84,238,000 and $29,309,000, respectively, of which $504,000 and $686,000, respectively, were deferred.

Note 7—Allowance for Credit Losses
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
During the nine months ended September 30, 2013 and 2012, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2013 or December 31, 2012.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2013 and December 31, 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2013 and December 31, 2012, the Bank did not have any advances that were past due, on non-accrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank places a conventional mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on non-accrual loans first as interest income until it recovers all interest, and then as a reduction of principal. A loan on non-accrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at September 30, 2013 and December 31, 2012 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	September 30, 2013			December 31, 2012
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,148	$2,947	$4,095	$1,344	$3,897	$5,241
60-89 days delinquent	384	423	807	284	615	899
90 days or more delinquent	809	226	1,035	994	313	1,307
Total past due	2,341	3,596	5,937	2,622	4,825	7,447
Total current loans	43,966	45,973	89,939	57,257	56,204	113,461
Total mortgage loans	$46,307	$49,569	$95,876	$59,879	$61,029	$120,908

Other delinquency statistics:
In process of foreclosure (1)	$383	$22	$405	$465	$15	$480
Serious delinquency rate (2)	1.7%	0.5%	1.1%	1.6%	0.5%	1.1%
Past due 90 days or more and still accruing interest (3)	$—	$226	$226	$—	$313	$313
Non-accrual loans	$809	$—	$809	$994	$—	$994
Troubled debt restructurings	$144	$—	$144	$98	$—	$98
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At September 30, 2013 and December 31, 2012, the Bank’s other assets included $227,000 and $25,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At September 30, 2013 and December 31, 2012, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $175,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at September 30, 2013. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$175	$190	$183	$192
Chargeoffs	—	(7)	(8)	(9)
Balance, end of period	$175	$183	$175	$183

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013	December 31, 2012
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$175	$183

Unpaid principal balance
Individually evaluated for impairment	$927	$1,092
Collectively evaluated for impairment	45,380	58,787
	$46,307	$59,879

Note 8—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the U.S. government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds of only the debt issued on its behalf and is the primary obligor for only the portion of bonds and discount notes for which it has received the proceeds. The Bank records on its statements of condition only that portion of the consolidated obligations for which it is the primary obligor. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 15.
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $721 billion and $688 billion at September 30, 2013 and December 31, 2012, respectively. The Bank was the primary obligor on $28.6 billion and $32.6 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2013 and December 31, 2012 (in thousands, at par value).

	September 30, 2013	December 31, 2012
Fixed-rate	$15,204,410	$18,763,230
Variable-rate	4,171,000	4,235,000
Step-up	2,610,000	2,475,000
Step-down	100,000	100,000
Total par value	$22,085,410	$25,573,230

At September 30, 2013 and December 31, 2012, 89 percent and 91 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 1 percent and 16 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable-rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.
    Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2013 and December 31, 2012, by contractual maturity (dollars in thousands):

	September 30, 2013		December 31, 2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,138,535	0.72%	$9,618,500	0.60%
Due after one year through two years	3,010,800	1.32	10,277,745	0.90
Due after two years through three years	1,072,000	2.21	1,619,985	1.79
Due after three years through four years	445,000	0.91	450,000	4.24
Due after four years through five years	1,207,000	2.13	425,000	1.09
Due after five years	3,212,075	1.81	3,182,000	2.21
Total par value	22,085,410	1.11%	25,573,230	1.07%

Premiums	47,545		83,833
Discounts	(4,802)		(6,149)
Hedging adjustments	(86,157)		47,022
Total	$22,041,996		$25,697,936

At September 30, 2013 and December 31, 2012, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2013	December 31, 2012
Non-callable bonds	$17,013,335	$21,088,230
Callable bonds	5,072,075	4,485,000
Total par value	$22,085,410	$25,573,230

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2013 and December 31, 2012, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2013	December 31, 2012
Due in one year or less	$18,055,610	$13,813,500
Due after one year through two years	2,770,800	9,467,745
Due after two years through three years	732,000	1,459,985
Due after three years through four years	50,000	430,000
Due after four years through five years	397,000	—
Due after five years	80,000	402,000
Total par value	$22,085,410	$25,573,230

     Discount Notes. At September 30, 2013 and December 31, 2012, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2013	$6,513,829	$6,515,000	0.08%

December 31, 2012	$6,984,378	$6,986,856	0.15%

None of the Bank's consolidated obligation discount notes were swapped at September 30, 2013 or December 31, 2012.

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$29,620	$32,313
AHP assessment	7,750	7,172
Grants funded, net of recaptured amounts	(6,454)	(8,710)
Balance, end of period	$30,916	$30,775

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2013 or December 31, 2012.
The Bank's derivative transactions are executed either bilaterally or, if required on and after June 10, 2013, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $100,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. When entering into derivative transactions with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions with members consists of collateral that is eligible to secure advances and other obligations under the member's Advances and Security Agreement with the Bank. The Bank is not required to pledge collateral to its members to secure derivative positions. For cleared derivatives, all transactions with each clearing member of each clearinghouse are netted pursuant to legally enforceable setoff rights. Cleared derivatives are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral associated with cleared derivatives (i.e., initial and variation margin) is delivered (or returned) daily and is not subject to any maximum unsecured thresholds. The Bank offsets the fair value amounts recognized for cleared derivatives transacted with each clearing member of each clearinghouse, including cash collateral pledged or received.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2013 and December 31, 2012 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2013

Assets

Derivatives
Bilateral derivatives	$80,724	$(69,567)	$11,157	$(5,394)	(2)	$5,763
Cleared derivatives	1,534	1,750	3,284	—		3,284
Total derivatives	82,258	(67,817)	14,441	(5,394)		9,047
Security purchased under agreement to resell	500,000	—	500,000	(500,000)		—

Total assets	$582,258	$(67,817)	$514,441	$(505,394)		$9,047

Liabilities

Derivatives
Bilateral derivatives	$969,350	$(959,354)	$9,996	$—		$9,996
Cleared derivatives	550	(550)	—	—		—

Total derivatives	$969,900	$(959,904)	$9,996	$—		$9,996

December 31, 2012

Assets

Bilateral derivatives	$118,714	$(104,767)	$13,947	$(10,583)	(3)	$3,364
Securities purchased under agreements to resell	3,000,000	—	3,000,000	(3,000,000)		—

Total assets	$3,118,714	$(104,767)	$3,013,947	$(3,010,583)		$3,364

Liabilities

Bilateral derivatives	$1,344,588	$(1,333,320)	$11,268	$—		$11,268
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $1,664,000 of securities pledged by a non-member bilateral counterparty and $3,730,000 of collateral pledged by member counterparties.

(3)	Consists of $3,601,000 of securities pledged by a non-member bilateral counterparty and $6,982,000 of collateral pledged by member counterparties.

Note 11—Derivatives and Hedging Activities
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
     Accounting for Derivatives and Hedging Activities. The Bank accounts for derivatives and hedging activities in accordance with the guidance in Topic 815 of the FASB’s Accounting Standards Codification (“ASC”) entitled “Derivatives and Hedging” (“ASC 815”). All derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists.
Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting under ASC 815 is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under ASC 815, but is an acceptable hedging strategy under the Bank’s Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value changes associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reported as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013			December 31, 2012
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,041,678	$13,081	$273,413	$6,723,412	$115	$521,397
Available-for-sale securities	4,924,934	7,013	584,956	4,924,934	30	797,572
Consolidated obligation bonds	15,944,410	42,034	104,731	19,401,230	95,457	16,946
Interest rate caps related to advances	25,000	6	—	28,000	9	—
Total derivatives designated as hedging instruments under ASC 815	25,936,022	62,134	963,100	31,077,576	95,611	1,335,915
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	14,800	—	45	5,292	—	59
Consolidated obligation bonds	—	—	—	650,000	969	—
Basis swaps	3,700,000	12,181	—	4,700,000	13,001	—
Intermediary transactions	110,896	4,167	3,939	104,154	7,029	6,805
Interest rate swaptions related to optional advance commitments	—	—	—	50,000	—	—
Interest rate caps
Held-to-maturity securities	4,100,000	960	—	3,900,000	295	—
Intermediary transactions	110,000	2,816	2,816	110,000	1,809	1,809
Total derivatives not designated as hedging instruments under ASC 815	8,035,696	20,124	6,800	9,519,446	23,103	8,673
Total derivatives before collateral and netting adjustments	$33,971,718	82,258	969,900	$40,597,022	118,714	1,344,588

Cash collateral and related accrued interest		(937)	(893,024)		—	(1,228,553)
Netting adjustments		(66,880)	(66,880)		(104,767)	(104,767)
Total collateral and netting adjustments(1)		(67,817)	(959,904)		(104,767)	(1,333,320)
Net derivative balances reported in statements of condition		$14,441	$9,996		$13,947	$11,268
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$601	$(896)	$2,850	$(3,213)
Interest rate caps	(3)	(14)	(3)	(88)
Total net gain (loss) related to fair value hedge ineffectiveness	598	(910)	2,847	(3,301)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	692	2,491	2,958	8,357
Interest rate swaps
Advances	139	2	190	50
Consolidated obligation bonds	(154)	395	(769)	2,653
Consolidated obligation discount notes	—	—	—	784
Basis swaps	(1,270)	(8,383)	(452)	(7,878)
Intermediary transactions	(7)	(3)	4	(7)
Interest rate swaptions related to optional advance commitments	—	(199)	—	(1,933)
Interest rate caps
Held-to-maturity securities	(661)	(501)	(565)	(3,301)
Intermediary transactions	—	—	—	6
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(1,261)	(6,198)	1,366	(1,269)
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(663)	$(7,108)	$4,213	$(4,570)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2013 and 2012 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended September 30, 2013
Advances	$11,284	$(11,539)	$(255)	$(32,660)
Available-for-sale securities	(13,603)	14,650	1,047	(20,117)
Consolidated obligation bonds	10,041	(10,235)	(194)	29,898
Total	$7,722	$(7,124)	$598	$(22,879)

Three Months Ended September 30, 2012
Advances	$(14,908)	$14,353	$(555)	$(39,967)
Available-for-sale securities	(51,566)	51,536	(30)	(18,275)
Consolidated obligation bonds	3,550	(3,875)	(325)	34,945
Total	$(62,924)	$62,014	$(910)	$(23,297)

Nine Months Ended September 30, 2013
Advances	$173,158	$(173,037)	$121	$(107,868)
Available-for-sale securities	152,903	(150,404)	2,499	(60,327)
Consolidated obligation bonds	(140,643)	140,870	227	91,822
Total	$185,418	$(182,571)	$2,847	$(76,373)

Nine Months Ended September 30, 2012
Advances	$(18,117)	$17,006	$(1,111)	$(128,105)
Available-for-sale securities	(147,513)	147,067	(446)	(52,232)
Consolidated obligation bonds	(35,113)	33,369	(1,744)	123,386
Total	$(200,743)	$197,442	$(3,301)	$(56,951)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. The Bank has transacted the vast majority of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of September 30, 2013, the notional balance of transactions with bilateral counterparties totaled $32 billion). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through a third-party central clearinghouse (as of September 30, 2013, the notional balance of cleared transactions totaled $2 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. The net exposure on derivative agreements is presented in Note 10. Based on the netting provisions and collateral requirements associated with its derivative agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.

Note 12—Capital
At all times during the nine months ended September 30, 2013, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$453,982	$1,808,663	$404,265	$1,793,383
Total capital	$1,252,793	$1,808,663	$1,430,213	$1,793,383
Total capital-to-assets ratio	4.00%	5.77%	4.00%	5.02%
Leverage capital	$1,565,991	$2,712,995	$1,787,766	$2,690,075
Leverage capital-to-assets ratio	5.00%	8.66%	5.00%	7.52%

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
The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 31, 2013, April 30, 2013, July 31, 2013 and October 31, 2013, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on each of these dates, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. On January 31, 2013, April 30, 2013, July 31, 2013 and October 31, 2013, the Bank repurchased surplus stock totaling $198,427,400, $168,555,900, $182,879,400 and $224,091,800, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$6	$3	$18	$11
Interest cost	22	22	66	67
Amortization of prior service credit	(5)	(8)	(13)	(26)
Amortization of net actuarial gain	(6)	(9)	(18)	(26)
Net periodic benefit cost	$17	$8	$53	$26

Note 14—Estimated Fair Values
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
       Trading, available-for-sale and held-to-maturity securities. To value its holdings of U.S. Treasury Bills classified as trading securities, all of its available-for-sale securities and its held-to-maturity MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.
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
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of September 30, 2013 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of September 30, 2013, four vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
The Bank estimates the fair values of its held-to-maturity debentures using a pricing model and observable market data (i.e., the U.S. Government Agency Fair Value curve and, for debentures containing call features, swaption volatility).
To value its mutual fund investments classified as trading securities, the Bank obtains quoted prices for identical securities.
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
     Derivative assets/liabilities. With the exception of its interest rate basis swaps, the fair values of the Bank’s interest rate swap and swaption agreements are (or, in the case of its swaption agreements, were) estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the relevant LIBOR swap curve and, for purposes of discounting, the overnight index swap ("OIS") curve) and, for agreements containing options, swaption volatility). Prior to December 31, 2012, the Bank used the LIBOR swap curve to discount cash flows when determining the fair values of its interest rate exchange agreements. The Bank determined that most market participants had as of December 31, 2012 begun using the OIS curve to value certain collateralized interest rate exchange agreements and, as a result, the Bank concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on its interest rate exchange agreements beginning on that date.
As the collateral and netting provisions of the Bank’s arrangements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 10), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates (in the case of bilateral derivatives) and clearinghouse valuations (in the case of cleared derivatives) and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); the non-binding fair value estimates as of September 30, 2013 and December 31, 2012 were corroborated using a pricing model and observable market data (i.e., the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).

For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). The non-binding fair value estimates as of September 30, 2013 and December 31, 2012 were corroborated using a pricing model and observable market data (i.e., cap volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of the Bank's bilateral derivatives are netted by counterparty pursuant to the provisions of the credit support annexes to the Bank’s master netting agreements with its non-member bilateral derivative counterparties. The Bank's cleared derivative transactions with each clearing member of each clearinghouse are netted pursuant to the Bank's arrangements with those parties. In each case, if the netted amounts are positive, they are classified as an asset and, if negative, as a liability.
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
     Commitments. The Bank determined the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at September 30, 2013 or December 31, 2012.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2013 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$883,037	$883,037	$883,037	$—		$—		$—
Interest-bearing deposits	368	368	—	368		—		—
Security purchased under agreement to resell	500,000	500,000	—	500,000		—		—
Federal funds sold	1,706,000	1,706,000	—	1,706,000		—		—
Trading securities (1)	708,603	708,603	9,016	699,587		—		—
Available-for-sale securities (1)	5,516,079	5,516,079	—	5,516,079		—		—
Held-to-maturity securities	5,153,825	5,209,238	—	5,022,292	(2)	186,946	(3)	—
Advances	16,634,235	16,699,795	—	16,699,795		—		—
Mortgage loans held for portfolio, net	96,263	105,065	—	105,065		—		—
Accrued interest receivable	78,440	78,440	—	78,440		—		—
Derivative assets (1)	14,441	14,441	—	82,258		—		(67,817)

Liabilities:
Deposits	875,896	875,896	—	875,896		—		—
Consolidated obligations
Discount notes	6,513,829	6,514,160	—	6,514,160		—		—
Bonds	22,041,996	22,013,973	—	22,013,973		—		—
Mandatorily redeemable capital stock	30,086	30,086	30,086	—		—		—
Accrued interest payable	48,859	48,859	—	48,859		—		—
Derivative liabilities (1)	9,996	9,996	—	969,900		—		(959,904)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of September 30, 2013.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed MBS and GSE MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

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

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At September 30, 2013, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $692 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
Other commitments and contingencies. At September 30, 2013 and December 31, 2012, the Bank had commitments to make additional advances totaling approximately $18,240,000 and $77,212,000, respectively. In addition, outstanding standby letters of credit totaled $2,840,755,000 and $2,947,267,000 at September 30, 2013 and December 31, 2012, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
The Bank did not have any commitments to issue consolidated obligations at September 30, 2013 or December 31, 2012.
The Bank has transacted interest rate exchange agreements with large financial institutions and a third-party clearinghouse which are subject to collateral exchange arrangements. As of September 30, 2013 and December 31, 2012, the Bank had pledged cash collateral of $892,963,000 and $1,228,375,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition.
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.

Note 16— Transactions with Shareholders
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the nine months ended September 30, 2013 and 2012, interest income from loans to other FHLBanks totaled $2,031 and $744, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2013 and 2012 (in thousands).

	Nine Months Ended September 30,
	2013	2012
Balance at January 1,	$—	$35,000
Loans made to:
FHLBank of San Francisco	475,000	200,000
FHLBank of Atlanta	200,000	—
FHLBank of Indianapolis	377,000	—
Collections from:
FHLBank of Topeka	—	(35,000)
FHLBank of San Francisco	(475,000)	(200,000)
FHLBank of Atlanta	(200,000)	—
FHLBank of Indianapolis	(377,000)	—
Balance at September 30,	$—	$—
During the nine months ended September 30, 2013 and 2012, interest expense on borrowings from other FHLBanks totaled $389 and $1,567, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2013 and 2012 (in thousands).

	Nine Months Ended September 30,
	2013	2012
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	200,000	420,000
FHLBank of Topeka	—	40,000
FHLBank of Seattle	—	40,000
Repayments to:
FHLBank of San Francisco	(200,000)	(420,000)
FHLBank of Topeka	—	(40,000)
Balance at September 30,	$—	$40,000
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the nine months ended September 30, 2013 or 2012.
Occasionally, the Bank transfers debt to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the nine months ended September 30, 2013 or 2012.

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2013
Balance at July 1, 2013	$3,035	$(37,337)	$434	$(33,868)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(11)	(11)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(5,822)	—	—	(5,822)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	2,044	—	2,044
Total other comprehensive income (loss)	(5,822)	2,044	(11)	(3,789)
Balance at September 30, 2013	$(2,787)	$(35,293)	$423	$(37,657)

Three Months Ended September 30, 2012
Balance at July 1, 2012	$671	$(46,031)	$582	$(44,778)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(17)	(17)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	10,897	—	—	10,897
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	2,367	—	2,367
Total other comprehensive income (loss)	10,897	2,367	(17)	13,247
Balance at September 30, 2012	$11,568	$(43,664)	$565	$(31,531)
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2013
Balance at January 1, 2013	$22,527	$(41,437)	$665	$(18,245)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(31)	(31)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(25,314)	—	—	(25,314)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	6,144	—	6,144
Prior service cost	—	—	(211)	(211)
Total other comprehensive income (loss)	(25,314)	6,144	(242)	(19,412)
Balance at September 30, 2013	$(2,787)	$(35,293)	$423	$(37,657)

Nine Months Ended September 30, 2012
Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	351	—	351
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(52)	(52)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	6,371	—	—	6,371
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(195)	—	(195)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	7,609	—	7,609
Total other comprehensive income (loss)	6,371	7,765	(52)	14,084
Balance at September 30, 2012	$11,568	$(43,664)	$565	$(31,531)
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 12 FHLBanks. Consolidated obligations are issued through the Office of Finance (acting as agent for the FHLBanks) and generally are publicly traded in the over-the-counter market. The Bank records on its statements of condition only those consolidated obligations for which it is the primary obligor. Consolidated obligations are not obligations of the U.S. government and the U.S. government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). In mid 2013, each of these nationally recognized statistical rating organizations (“NRSROs”) changed its outlook on its long-term rating on the consolidated obligations from negative to stable, consistent with the change in each of the NRSRO's outlook on the long-term rating of the U.S. government from negative to stable. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of September 30, 2013, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+. In mid 2013, the outlook on each of the NRSRO’s long-term ratings of the individual FHLBanks was changed from negative to stable, consistent with the change in each of the NRSRO's outlook on the long-term rating of the U.S. government from negative to stable.
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

The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2013 and December 31, 2012.

MEMBERSHIP SUMMARY
	September 30, 2013	December 31, 2012
Commercial banks	692	702
Thrifts	73	74
Credit unions	94	90
Insurance companies	25	23
Community Development Financial Institutions	3	2
Total members	887	891
Housing associates	8	8
Non-member borrowers	9	10
Total	904	909
Community Financial Institutions (“CFIs”) (1)	707	719
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of September 30, 2013 and December 31, 2012 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2013, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2012, 2011 and 2010 of less than $1.095 billion. For 2012, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2011, 2010 and 2009 of less than $1.076 billion.
Financial Market Conditions
Economic conditions in the United States continued to show signs of improvement during the first nine months of 2013. The gross domestic product increased at an annual rate of 2.8 percent during the third quarter of 2013, as compared to annual rates of 2.5 percent during the second quarter of 2013, 1.1 percent during the first quarter of 2013 and 2.8 percent during 2012. The nationwide unemployment rate fell from 7.8 percent at the end of 2012 to 7.6 percent at both March 31, 2013 and June 30, 2013 and to 7.2 percent at September 30, 2013. Housing prices have improved in most major metropolitan areas. Despite the continued economic improvement during the first nine months of the year, the sustainability and extent of those improvements and the prospects for and potential timing of further improvements remain uncertain.
Credit market conditions remained relatively stable during the first nine months of 2013. In January 2013, in order to avoid the possible financial market impacts of an ongoing debt ceiling debate, the U.S. Congress passed a suspension of the debt ceiling until May 2013, temporarily averting market concerns of a U.S. government default. During the third quarter of 2013, volatility increased as the markets were once again impacted by concerns about a government shutdown and the U.S government's debt limit and deficits. In October 2013, the U.S. Congress again suspended the debt ceiling, this time through February 7, 2014.
In October 2013, the Federal Reserve announced that it would continue to purchase additional agency mortgage-backed securities ("MBS") at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The Federal Reserve also announced that it would maintain its existing policy of reinvesting the principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing treasury securities at auction. However, in the second and third quarters of 2013, due to fears that the Federal Reserve could begin to remove this quantitative easing, investors began to sell long-term Treasury bonds, which resulted in an increase in long-term interest rates.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first nine months of 2013. The Federal Reserve stated at its October 2013 FOMC meeting that it currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. From 2009 through the third quarter of 2013, the Federal Reserve has paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds.

During this period, a significant and sustained increase in bank reserves combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range.
One-month and three-month LIBOR rates decreased slightly during the first nine months of 2013, with one-month and three-month LIBOR ending the third quarter at 0.18 percent and 0.25 percent, respectively, as compared to 0.21 percent and 0.31 percent, respectively, at the end of 2012. The following table presents information on various market interest rates at September 30, 2013 and December 31, 2012 and various average market interest rates for the three and nine-month periods ended September 30, 2013 and 2012.

	Ending Rate		Average Rate		Average Rate
	September 30, 2013	December 31, 2012	Third Quarter 2013	Third Quarter 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.06%	0.09%	0.08%	0.15%	0.11%	0.13%
1-month LIBOR (1)	0.18%	0.21%	0.19%	0.24%	0.19%	0.24%
3-month LIBOR (1)	0.25%	0.31%	0.26%	0.43%	0.28%	0.47%
2-year LIBOR (1)	0.46%	0.39%	0.52%	0.44%	0.45%	0.54%
5-year LIBOR (1)	1.54%	0.86%	1.67%	0.86%	1.24%	1.04%
10-year LIBOR (1)	2.77%	1.84%	2.88%	1.73%	2.35%	1.93%
3-month U.S. Treasury (1)	0.02%	0.05%	0.03%	0.10%	0.06%	0.09%
2-year U.S. Treasury (1)	0.33%	0.25%	0.37%	0.26%	0.30%	0.28%
5-year U.S. Treasury (1)	1.39%	0.72%	1.50%	0.67%	1.08%	0.78%
10-year U.S. Treasury (1)	2.64%	1.78%	2.71%	1.64%	2.22%	1.83%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2013 Summary

•
The Bank ended the third quarter of 2013 with total assets of $31.3 billion compared with $35.8 billion at the end of 2012. The $4.5 billion decrease in total assets during the nine-month period was attributable to a $2.4 billion decrease in the Bank's short-term liquidity holdings, a $1.8 billion decrease in advances and a $0.3 billion decrease in the Bank's long-term investments.

•
Total advances decreased from $18.4 billion at December 31, 2012 to $16.6 billion at September 30, 2013. The Bank's lending activities generally remained subdued during the nine-month period due largely to high deposit levels and weak demand for loans at member institutions.

•
The Bank’s net income for the three and nine months ended September 30, 2013 was $29.5 million and $69.7 million, respectively, including net interest income of $42.4 million and $113.7 million, respectively, and $(0.7) million and $4.2 million, respectively, in net gains (losses) on derivatives and hedging activities. In addition, net income for both the three and nine months ended September 30, 2013 included $5.6 million of gains on early extinguishment of debt. For the three and nine months ended September 30, 2013, net interest income included net prepayment fees of $10.1 million and $13.8 million, respectively.

•
The Bank held $3.8 billion (notional) of interest rate swaps recorded as economic hedge derivatives with a net positive fair value of $11.9 million (excluding accrued interest) at September 30, 2013. If these derivatives are held to maturity, their values will ultimately decline to zero and be recorded as losses in future periods. The timing of these losses will depend upon a number of factors, including the relative level and volatility of future interest rates.

•
Unrealized losses on the Bank’s holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $21.4 million (10 percent of amortized cost) at September 30, 2013, as compared to $35.2 million (15 percent of amortized cost) at December 31, 2012. Based on its quarter-end analysis of the 30 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. Accordingly, no credit-related other-than-temporary impairment charges were recorded during the three months ended September 30, 2013. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 10 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS deteriorates beyond management's current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired in prior periods and/or losses on its other investments in non-agency RMBS.

•
At all times during the first nine months of 2013, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $638.4 million (or 2.0 percent of total assets) at September 30, 2013 from $571.9 million (or 1.6 percent of total assets) at December 31, 2012.

•
During the first nine months of 2013, the Bank paid dividends totaling $3.2 million; the Bank’s first, second and third quarter dividends were each paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

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

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2013			2012
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$16,634,235	$18,354,152	$15,722,021	$18,394,797	$19,480,464
Investments (1)	13,584,875	12,216,642	12,842,591	16,198,823	15,420,149
Mortgage loans	96,438	104,553	113,480	121,661	131,130
Allowance for credit losses on mortgage loans	175	175	175	183	183
Total assets	31,319,824	32,683,353	31,033,504	35,755,329	35,188,141
Consolidated obligations — discount notes	6,513,829	7,569,453	4,557,939	6,984,378	5,692,560
Consolidated obligations — bonds	22,041,996	22,164,449	23,605,673	25,697,936	26,286,910
Total consolidated obligations(2)	28,555,825	29,733,902	28,163,612	32,682,314	31,979,470
Mandatorily redeemable capital stock(3)	30,086	4,229	4,246	4,504	4,531
Capital stock — putable	1,140,171	1,156,781	1,109,003	1,216,986	1,248,279
Unrestricted retained earnings	602,183	579,585	562,951	549,617	536,951
Restricted retained earnings	36,223	30,316	25,898	22,276	18,824
Total retained earnings	638,406	609,901	588,849	571,893	555,775
Accumulated other comprehensive income (loss)	(37,657)	(33,868)	6,718	(18,245)	(31,531)
Total capital	1,740,920	1,732,814	1,704,570	1,770,634	1,772,523
Dividends paid(3)	1,027	1,039	1,154	1,142	1,105
Income statement (for the quarter)
Net interest income (4)	$42,359	$36,506	$34,809	$38,459	$41,727
Other income (loss)	7,559	4,886	3,826	(1,073)	(4,803)
Other expense	17,104	16,846	18,512	18,208	17,195
AHP assessment	3,282	2,455	2,013	1,918	1,973
Net income	29,532	22,091	18,110	17,260	17,756
Performance ratios
Net interest margin(5)	0.52%	0.45%	0.42%	0.42%	0.46%
Return on average assets	0.37	0.28	0.22	0.19	0.19
Return on average equity	6.77	5.21	4.33	3.89	4.10
Return on average capital stock (6)	10.29	8.07	6.53	5.63	5.85
Total average equity to average assets	5.40	5.29	5.05	4.86	4.75
Regulatory capital ratio(7)	5.77	5.42	5.48	5.02	5.14
Dividend payout ratio (3)(8)	3.48	4.70	6.37	6.62	6.22
Average effective federal funds rate(9)	0.08%	0.12%	0.14%	0.16%	0.15%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $721 billion, $705 billion, $666 billion, $688 billion, and $674 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $29 billion, $30 billion, $28 billion, $33 billion, and $32 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under generally accepted accounting principles. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $4 thousand, $4 thousand, $5 thousand, $4 thousand, and $5 thousand for the quarters ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $0.7 million, $0.9 million, $1.3 million, $2.1 million, and $2.5 million for the quarters ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

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

Final Rule on Stress Testing

On September 26, 2013, the Finance Agency issued a final rule which requires each FHLBank to annually calculate how certain of its financial values and ratios would be affected under baseline, adverse and severely adverse scenarios over a nine-quarter forward horizon. These annual stress tests are to be performed using data as of September 30 each year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress tests. Each FHLBank must publicly disclose the results of its severely adverse scenario between July 15 and July 30 of each year. The initial stress tests will be based on each FHLBank's portfolio as of September 30, 2013 and the results thereof must be published between July 15, 2014 and July 30, 2014. The final rule became effective on October 28, 2013.

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

While both proposals reflect the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role that the federal government would play in a revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the “FMIC”) as an independent agency in the federal government, replacing the Finance Agency as the primary federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks, or a newly created subsidiary, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or a subsidiary would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLBank that did not elect to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for Federal Housing Administration, Veterans' Administration and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, in the event that two FHLBanks elected to merge, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at 2 until each state had at least 1 member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of a FHLBank. Further, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBank members.

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

Basel Committee on Banking Supervision - Final Capital Framework

On July 2, 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency (the "OCC") adopted a final rule and the FDIC adopted an interim final rule, which was amended on September 10, 2013, establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

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

The new framework could require some member banks to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for the Bank's advances. The requirements may also adversely impact investor demand for FHLBank consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incentivize members to use term advances to create and maintain balance sheet liquidity. Most member banks must begin to comply with the final rule by January 1, 2015, although some larger member banks must begin to comply by January 1, 2014.

Basel Committee on Banking Supervision - Proposed Liquidity Coverage Ratio

In October 2013, the Federal Reserve Board, the OCC and the FDIC issued proposed rules which would establish a minimum liquidity coverage ratio (the "LCR") that would be applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rules define various categories of high quality, liquid assets ("HQLAs") for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank consolidated obligations would be categorized as Level 2A HQLAs. This categorization could adversely impact investor demand for FHLBank consolidated obligations which could, in turn, potentially result in increased funding costs for the Bank. Comments on the proposed rules are due by January 31, 2014.

Financial Condition
The following table provides selected period-end balances as of September 30, 2013 and December 31, 2012, as well as selected average balances for the nine-month period ended September 30, 2013 and the year ended December 31, 2012. As shown in the table, the Bank’s total assets decreased by 12.4 percent (or $4.4 billion) between December 31, 2012 and September 30, 2013, due to declines of $2.4 billion, $1.8 billion and $0.3 billion in the Bank's short-term liquidity holdings, advances and long-term investments, respectively. As the Bank’s assets decreased, the funding for those assets also decreased. During the nine months ended September 30, 2013, total consolidated obligations decreased by $4.1 billion as consolidated obligation bonds decreased by $3.6 billion and consolidated obligation discount notes decreased by $0.5 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2013
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2012
Advances	$16,634	$(1,761)	(9.6)%	$18,395
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	850	(50)	(5.6)%	900
Securities purchased under agreements to resell	500	(2,500)	(83.3)%	3,000
Federal funds sold	1,706	(513)	(23.1)%	2,219
U.S. Treasury Bills	700	700	*	—
Long-term investments
Available-for-sale securities	5,516	(256)	(4.4)%	5,772
Held-to-maturity securities	5,154	(46)	(0.9)%	5,200
Mortgage loans, net	96	(25)	(20.7)%	121
Total assets	31,320	(4,435)	(12.4)%	35,755
Consolidated obligations — bonds	22,042	(3,656)	(14.2)%	25,698
Consolidated obligations — discount notes	6,514	(470)	(6.7)%	6,984
Total consolidated obligations	28,556	(4,126)	(12.6)%	32,682
Mandatorily redeemable capital stock	30	25	500.0%	5
Capital stock	1,140	(77)	(6.3)%	1,217
Retained earnings	638	66	11.5%	572
Average total assets	32,599	(2,880)	(8.1)%	35,479
Average capital stock	1,121	(88)	(7.3)%	1,209
Average mandatorily redeemable capital stock	5	—	—%	5
_____________________________

* The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) decreased by $1.5 billion during the first nine months of 2013, due in large part to the repayment of $1.0 billion of advances by Comerica Bank, the Bank's largest borrower, and the prepayment of $0.6 billion of advances by the FDIC in connection with the closure of First National Bank in Edinburg, Texas ("FNB Edinburg"). On September 13, 2013, the OCC closed FNB Edinburg and the FDIC was named receiver. On September 17, 2013, FNB Edinburg's advances were fully repaid by the FDIC. The Bank's lending activities generally remained subdued during the period due largely to high deposit levels and weak demand for loans at member institutions. The following table presents advances outstanding, by type of institution, as of September 30, 2013 and December 31, 2012.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial banks	$12,066	74%	$13,703	77%
Thrift institutions	2,606	16	2,612	15
Credit unions	1,326	8	1,160	6
Insurance companies	361	2	375	2
Community Development Financial Institutions	1	—	—	—
Total member advances	16,360	100	17,850	100
Housing associates	27	—	43	—
Non-member borrowers	25	—	35	—
Total par value of advances	$16,412	100%	$17,928	100%
Total par value of advances outstanding to CFIs (1)	$6,069	37%	$5,496	31%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of September 30, 2013 and December 31, 2012 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2013, advances outstanding to the Bank’s five largest borrowers totaled $4.1 billion, representing 25.2 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2012 totaled $6.1 billion, representing 33.9 percent of the total outstanding balances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2013.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2013
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$1,000	6.1%
International Bank of Commerce	965	5.9
Beal Bank USA	860	5.2
Southside Bank	697	4.3
Prosperity Bank	606	3.7
	$4,128	25.2%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2013 and December 31, 2012.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$13,291	81.0%	$13,543	75.5%
Adjustable/variable-rate indexed	1,086	6.6	2,066	11.6
Amortizing	2,035	12.4	2,319	12.9
Total par value	$16,412	100.0%	$17,928	100.0%
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
Short-Term Liquidity Holdings
At September 30, 2013, the Bank’s short-term liquidity holdings were comprised of $1.7 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.7 billion of U.S. Treasury Bills and a $0.5 billion overnight reverse repurchase agreement. All of the Bank's federal funds sold during the nine months ended September 30, 2013 were transacted with domestic bank counterparties on an overnight basis. At December 31, 2012, the Bank’s short-term liquidity holdings were comprised of $2.2 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $3.0 billion of overnight reverse repurchase agreements. As of September 30, 2013, the Bank’s overnight federal funds sold consisted of $1.1 billion sold to counterparties rated single-A and $0.6 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2013 and December 31, 2012 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
September 30, 2013	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$33	$55	$88	$33
Government-sponsored enterprises	—	5,021	5,021	—
Other	—	440	440	—
Total debentures	33	5,516	5,549	33

MBS portfolio
U.S. government-guaranteed obligations	11	—	11	11
Government-sponsored enterprises	4,937	—	4,937	4,978
Non-agency RMBS	173	—	173	187
Total MBS	5,121	—	5,121	5,176
Total long-term investments	$5,154	$5,516	$10,670	$5,209

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2012	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$39	$56	$95	$39
Government-sponsored enterprises	—	5,258	5,258	—
Other	—	458	458	—
Total debentures	39	5,772	5,811	39

MBS portfolio
U.S. government-guaranteed obligations	13	—	13	13
Government-sponsored enterprises	4,947	—	4,947	5,025
Non-agency RMBS	201	—	201	207
Total MBS	5,161	—	5,161	5,245
Total long-term investments	$5,200	$5,772	$10,972	$5,284

As of September 30, 2013, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P; the other debentures were not rated by Fitch. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table below.

During the nine months ended September 30, 2013, the Bank acquired $1.3 billion of GSE MBS, all of which were classified as held-to-maturity. The Bank did not sell any long-term investments during the nine months ended September 30, 2013. During this same nine-month period, the proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $1.4 billion.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). At September 30, 2013, the Bank held $5.2 billion (amortized cost) of MBS, which represented 285 percent of its total regulatory capital as of that date. In October 2013, the Bank purchased an additional $362 million of GSE MBS. The Bank intends to continue to purchase additional GSE MBS to the extent it has the regulatory capacity to do so.
While the Bank is permitted under applicable policies and regulations to purchase certain other types of highly rated long-term investments, it does not currently anticipate purchasing such securities in the foreseeable future.
Gross unrealized losses on the Bank’s MBS investments decreased from $35.4 million at December 31, 2012 to $29.2 million at September 30, 2013. As of September 30, 2013, $21.4 million (or 73 percent) of the gross unrealized losses related to the Bank’s holdings of non-agency RMBS.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 4 and 5 beginning on pages 8 and 10, respectively, of this report).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2013. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P and/or Fitch.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	2	$4,431	$4,431	$4,431	$4,281	$150
Single-A	4	10,769	10,770	10,770	10,329	441
Triple-B	5	34,087	34,089	34,089	31,337	2,752
Double-B	1	3,552	3,551	3,551	3,257	294
Single-B	5	34,353	34,275	32,830	29,339	4,936
Triple-C	12	112,549	104,350	74,864	91,556	12,794
Single-D	1	20,824	16,535	12,173	16,847	—
Total	30	$220,565	$208,001	$172,708	$186,946	$21,367
At September 30, 2013, the Bank’s portfolio of non-agency RMBS was comprised of 11 securities with an aggregate unpaid principal balance of $53 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $168 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2012, the 11 securities backed by fixed-rate loans had an aggregate unpaid principal balance of $73 million and the 19 securities backed by option ARM loans had an aggregate unpaid principal balance of $183 million. The following table provides a summary of the Bank’s non-agency RMBS as of September 30, 2013 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

							Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses	Weighted Average Collateral Delinquency(1)(2)	Current Weighted Average (1)(3)	Original Weighted Average(1)	Minimum Current(4)
Prime(5)
Fixed-rate collateral
2006	1	$21	$17	$17	$—	13.50%	—%	8.89%	—%
2003	6	17	17	16	1	2.10%	7.41%	3.94%	4.37%
Total fixed-rate prime collateral	7	38	34	33	1	8.40%	3.31%	6.68%	—%
Option ARM collateral
2005	15	129	125	110	15	24.50%	38.54%	43.02%	16.29%
2004	2	9	9	8	1	21.52%	25.36%	29.99%	24.74%
Total option ARM prime collateral	17	138	134	118	16	24.30%	37.66%	42.14%	16.29%
Total prime collateral	24	176	168	151	17	20.89%	30.29%	34.54%	—%
Alt-A(5)
Fixed-rate collateral
2005	1	12	12	10	2	12.64%	3.77%	6.84%	3.77%
2004	1	—	—	—	—	11.77%	93.33%	6.85%	93.33%
2002	2	3	3	3	—	8.75%	18.12%	4.50%	16.42%
Total fixed-rate Alt-A collateral	4	15	15	13	2	11.88%	7.09%	6.39%	3.77%
Option ARM collateral
2005	2	30	25	23	2	36.77%	21.15%	39.47%	15.86%
Total Alt-A collateral	6	45	40	36	4	28.29%	16.36%	28.20%	3.77%
Total non-agency RMBS	30	$221	$208	$187	$21	22.40%	27.46%	33.25%	—%

Total fixed-rate collateral	11	$53	$49	$46	$3	9.40%	4.40%	6.59%	—%
Total option ARM collateral	19	168	159	141	18	26.50%	34.74%	41.67%	15.86%
Total non-agency RMBS	30	$221	$208	$187	$21	22.40%	27.46%	33.25%	—%
_____________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of September 30, 2013, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 12.14 percent.

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
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2012 is provided in the Bank’s 2012 10-K. There were no material changes in these concentrations during the nine months ended September 30, 2013.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2013 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 10 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of September 30, 2013 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at September 30, 2013	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$16,861	13.00%	7.02%	14.68%	0.70%	0.16%	3.71%	33.16%	30.44%	36.37%
Alt-A(1)
2006	20,824	10.93%	10.93%	10.93%	25.87%	25.87%	25.87%	44.32%	44.32%	44.32%
2005	170,582	6.15%	5.17%	9.59%	32.79%	11.38%	48.69%	38.49%	32.91%	47.00%
2004	9,327	7.18%	7.07%	9.68%	26.67%	14.49%	27.67%	36.04%	35.86%	38.27%
2002	2,971	16.78%	14.03%	17.31%	3.78%	2.75%	9.12%	30.84%	29.91%	35.67%
Total Alt-A collateral	203,704	6.84%	5.17%	17.31%	31.38%	2.75%	48.69%	38.86%	29.91%	47.00%
Total non-agency RMBS	$220,565	7.31%	5.17%	17.31%	29.03%	0.16%	48.69%	38.42%	29.91%	47.00%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of September 30, 2013 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning July 1, 2013 were 5 percentage points lower than the base case scenario followed by recovery rates which are 33 percent lower than those used in the base case scenario. Under the more stressful scenario, home price changes for the vast majority of housing markets were projected to range from declines of 8 percent to increases of 2 percent during the 12-month period beginning July 1, 2013. As of September 30, 2013, none of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's MBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with floating rate coupons ($5.2 billion par value at September 30, 2013) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2013, one-month LIBOR was 0.18 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.97 percent to 15.29 percent. The largest concentration of embedded effective caps ($4.6 billion) was between 6.00 percent and 7.00 percent. As of September 30, 2013, one-month LIBOR rates were 579 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $4.1 billion of interest rate caps with remaining maturities ranging from 4 months to 60 months as of September 30, 2013, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of September 30, 2013.

SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2014	$500	6.00%
First quarter 2014	500	6.50%
Third quarter 2014	700	6.50%
Fourth quarter 2014	250	6.00%
Fourth quarter 2014	250	6.50%
First quarter 2015	150	6.75%
Second quarter 2015	250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
	$4,100

Consolidated Obligations and Deposits
During the nine months ended September 30, 2013, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $3.5 billion while its outstanding consolidated obligation discount notes decreased by $0.5 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2013 and December 31, 2012.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$12,852	58.2%	$16,863	66.0%
Callable	2,352	10.6	1,900	7.4
Variable-rate	4,171	18.9	4,235	16.5
Callable step-up	2,610	11.8	2,475	9.7
Callable step-down	100	0.5	100	0.4
Total par value	$22,085	100.0%	$25,573	100.0%

The Bank’s funding needs remained relatively low during the first nine months of 2013. During this period, only $5.7 billion of consolidated obligation bonds were issued, the proceeds of which were generally used to replace maturing or called consolidated obligations.
The average LIBOR cost of consolidated obligation bonds issued during the third quarter of 2013 was approximately equal to the average LIBOR cost of consolidated obligation bonds issued during the fourth quarter of 2012 and the first two quarters of 2013. The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 16 basis points during the quarter ended December 31, 2012, approximately LIBOR minus 17 basis points in both the first and second quarters of 2013 and approximately LIBOR minus 15 basis points in the third quarter of 2013.
Demand and term deposits were $0.9 billion and $1.2 billion at September 30, 2013 and December 31, 2012, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.14 billion and $1.22 billion at September 30, 2013 and December 31, 2012, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $1.21 billion for the year ended December 31, 2012 to $1.12 billion for the nine months ended September 30, 2013.
Mandatorily redeemable capital stock outstanding at September 30, 2013 and December 31, 2012 was $30.1 million and $4.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes. The increase in mandatorily redeemable capital stock was due to the reclassification of $26.0 million of capital stock owned by FNB Edinburg at the time that institution was closed by the OCC. On October 16, 2013, the Bank repurchased this mandatorily redeemable capital stock from the FDIC.
At September 30, 2013 and December 31, 2012, the Bank’s five largest shareholders collectively held $205 million and $290 million, respectively, of capital stock, which represented 17.5 percent and 23.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2013.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2013
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$48,060	4.1%
International Bank of Commerce	43,714	3.7
Prosperity Bank	43,058	3.7
Beal Bank USA	37,834	3.2
Southside Bank	32,781	2.8
	$205,447	17.5%
As of September 30, 2013, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
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
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 31, 2013, April 30, 2013, July 31, 2013 and October 31, 2013, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on those dates, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2012.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2013	1,984,274	$198,427	$—
April 30, 2013	1,685,559	168,556	—
July 31, 2013	1,828,794	182,879	—
October 31, 2013	2,240,918	224,092	—

At September 30, 2013, the Bank’s excess stock totaled $249.4 million, which represented 0.8% percent of the Bank’s total assets as of that date.
The following table presents outstanding capital stock, by type of institution, as of September 30, 2013 and December 31, 2012.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2013		December 31, 2012
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$818	70%	$897	73%
Thrifts	137	12	142	12
Credit unions	147	12	132	11
Insurance companies	38	3	46	4
Total capital stock classified as capital	1,140	97	1,217	100
Mandatorily redeemable capital stock	30	3	5	—
Total regulatory capital stock	$1,170	100%	$1,222	100%
During the nine months ended September 30, 2013, the Bank’s retained earnings increased by $66.5 million, from $571.9 million to $638.4 million. During this same period, the Bank paid dividends on capital stock totaling $3.2 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first, second and third quarter 2013 dividend rates exceeded the upper end of the Federal Reserve’s target for the federal funds rate for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2012 through December 31, 2012, was paid on March 29, 2013. The second quarter dividend, applied to average capital stock held during the period from January 1, 2013 through March 31, 2013, was paid on June 28, 2013. The third quarter dividend, applied to average capital stock held during the period from April 1, 2013 through June 30, 2013, was paid on September 30, 2013.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to adjusted earnings) generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay a dividend for the fourth quarter of 2013 at an annualized rate of 37.5 basis points (which is equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the quarter ended September 30, 2013 plus 12.5 basis points). Consistent with its long-standing practice, the Bank expects to pay this dividend in the form of capital stock with any fractional shares paid in cash.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the Bank’s 2012 10-K. At September 30, 2013, the Bank’s total risk-based capital requirement was $454 million, comprised of credit risk, market risk and operations risk capital requirements of $194 million, $155 million and $105 million, respectively, and its permanent capital was $1.8 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2013 or December 31, 2012. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2013, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2013, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.77% and 8.66%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2013 and December 31, 2012, see “Item 1. Financial Statements” (specifically, Note 12 on page 29 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 11 beginning on page 23 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2013 and December 31, 2012.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
September 30, 2013
Advances	$3,945	$1,122	$15	$5,082
Investments	—	4,925	4,100	9,025
Consolidated obligation bonds	—	15,944	—	15,944
Balance sheet	—	—	3,700	3,700
Intermediary positions	—	—	221	221
Total notional balance	$3,945	$21,991	$8,036	$33,972
December 31, 2012
Advances	$5,235	$1,517	$55	$6,807
Investments	—	4,925	3,900	8,825
Consolidated obligation bonds	—	19,401	650	20,051
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	214	214
Total notional balance	$5,235	$25,843	$9,519	$40,597

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value, during the three and nine months ended September 30, 2013 and 2012.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Three Months Ended September 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$(1)	$—	$—	$—	$26
Net interest settlements included in net interest income (2)	(34)	(47)	31	—	—	—	(50)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	1	—	—	—	—	1
Net losses on economic hedges	—	(1)	—	—	—	(1)	(2)
Total net losses on derivatives and hedging activities	—	—	—	—	—	(1)	(1)
Net impact of derivatives and hedging activities	$(34)	$(20)	$30	$—	$—	$(1)	$(25)

Three Months Ended September 30, 2012
Amortization/accretion of hedging activities in net interest income (1)	$1	$26	$(1)	$—	$—	$—	$26
Net interest settlements included in net interest income (2)	(43)	(44)	37	—	—	—	(50)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)	—	—	—	(1)
Net gains (losses) on economic hedges	—	—	1	—	—	(9)	(8)
Net interest settlements on economic hedges	—	—	—	—	—	2	2
Total net losses on derivatives and hedging activities	—	—	—	—	—	(7)	(7)
Net impact of derivatives and hedging activities	$(42)	$(18)	$36	$—	$—	$(7)	$(31)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Nine Months Ended September 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$80	$(3)	$—	$—	$—	$77
Net interest settlements included in net interest income (2)	(112)	(141)	96	—	—	—	(157)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	3	—	—	—	—	3
Net losses on economic hedges	—	(1)	(1)	—	—	—	(2)
Net interest settlements on economic hedges	—	—	1	—	—	2	3
Total net gain on derivatives and hedging activities	—	2	—	—	—	2	4
Net impact of derivatives and hedging activities	$(112)	$(59)	$93	$—	$—	$2	$(76)

Nine Months Ended September 30, 2012
Amortization/accretion of hedging activities in net interest income (1)	$—	$77	$(2)	$—	$—	$—	$75
Net interest settlements included in net interest income (2)	(134)	(129)	127	—	—	—	(136)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(1)	—	(2)	—	—	—	(3)
Net gains (losses) on economic hedges	—	(3)	3	1	(2)	(8)	(9)
Net interest settlements on economic hedges	—	—	—	1	—	7	8
Total net gain (loss) on derivatives and hedging activities	(1)	(3)	1	2	(2)	(1)	(4)
Net impact of derivatives and hedging activities	(135)	(55)	126	2	(2)	(1)	(65)
Net gain on hedged financial instruments carried at fair value	—	—	—	—	2	—	2
	$(135)	$(55)	$126	$2	$—	$(1)	$(63)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
The Bank has transacted the vast majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2013, the notional balance of interest rate exchange agreements transacted with bilateral counterparties totaled $32 billion.
Under the Bank’s master agreements with its non-member bilateral counterparties, the unsecured credit exposure thresholds must be met before collateral is required to be delivered by one party to the other party. Once the counterparties agree to the valuations of the interest rate exchange agreements, and if it is determined that the unsecured credit exposure exceeds the threshold, then, upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure generally must deliver sufficient collateral (or return a sufficient amount of previously remitted collateral) to reduce the unsecured credit exposure to zero (or, in the case of pledged securities, to an amount equal to the discount applied to the securities under the terms of the master agreement). Collateral is delivered (or returned) daily when these thresholds are met. The master agreements with the Bank's non-member bilateral counterparties require the delivery of collateral consisting of cash or very liquid, highly rated securities (generally consisting of U.S. government-guaranteed or agency debt securities) if credit risk exposures rise above the thresholds.

As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of September 30, 2013, the Bank had cleared trades with notional amounts totaling $2 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2013.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To Counterparty	Other Collateral Pledged From Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Aa	1	$25.0	$—	$—	$—	$—
A	1	765.0	1.8	—	(1.7)	0.1
Cleared derivatives (3)	—	1,964.9	1.0	2.3	—	3.3
Liability positions with credit exposure
Aa (4)	1	1,434.7	(9.0)	9.5	—	0.5
A	5	12,413.7	(241.1)	246.2	—	5.1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	8	16,603.3	(247.3)	258.0	(1.7)	9.0
Liability positions without credit exposure (4)	6	17,257.9	(640.8)	634.1	—	—
Total non-member counterparties	14	33,861.2	(888.1)	$892.1	$(1.7)	$9.0

Member institutions (5)
Asset positions	8	45.9	3.7
Liability positions	4	64.6	(3.2)
Total member institutions	12	110.5	0.5

Total	26	$33,971.7	$(887.6)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of September 30, 2013.

(2)	Includes amounts that had not settled as of September 30, 2013.

(3)	The counterparty to the Bank's cleared derivatives transactions is unrated.

(4)
The figures for the liability position with credit exposure to the Aa-rated counterparty as of September 30, 2013 consisted of transactions with a counterparty that is affiliated with a member institution. The figures for liability positions with credit exposure to A-rated counterparties as of September 30, 2013 include transactions with a counterparty that is affiliated with a non-member shareholder of the Bank; transactions with this counterparty had an aggregate notional principal of $1.8 billion as of September 30, 2013 and represented a net credit exposure of $0.2 million to the Bank as of September 30, 2013. The figures for liability positions without credit exposure as of September 30, 2013 include transactions with another counterparty that is affiliated with the same non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $7.2 billion as of September 30, 2013.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 112 percent and 109 percent at September 30, 2013 and December 31, 2012, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended September 30, 2013 and 2012 was $29.5 million and $17.8 million, respectively. The Bank’s net income for the three months ended September 30, 2013 represented an annualized return on average capital stock (“ROCS”) of 10.29 percent, which was 1,021 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 5.85 percent for the three months ended September 30, 2012, which exceeded the average effective federal funds rate for that quarter by 570 basis points. Net income for the nine months ended September 30, 2013 and 2012 was $69.7 million and $64.5 million, respectively. The Bank’s net income for the nine months ended September 30, 2013 represented an annualized ROCS of 8.32 percent, which was 821 basis points above the average effective federal funds rate for the period. In comparison, the Bank’s ROCS was 7.15 percent percent for the nine months ended September 30, 2012, which exceeded the average effective federal funds rate for that period by 702 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended September 30, 2013 and 2012, the Bank’s income before assessments was $32.8 million and $19.7 million, respectively. As discussed in more detail below, the $13.1 million increase in income before assessments from period to period was attributable to a $0.7 million increase in net interest income and a $12.4 million improvement in other income/loss. The improvement in other income/loss was due primarily to a $6.4 million decrease in net losses on derivatives and hedging activities and a $5.6 million increase in gains on early extinguishment of debt.
During the nine months ended September 30, 2013 and 2012, the Bank’s income before assessments was $77.5 million and $71.7 million, respectively. As discussed in more detail below, the $5.8 million increase in income before assessments from period to period was attributable to a $13.0 million increase in other income and a $2.0 million decrease in other expense, offset by a $9.2 million decrease in net interest income. The increase in other income was due largely to a $8.8 million favorable change in net gains (losses) on derivatives and hedging activities and a $5.6 million increase in gains on early extinguishment of debt, offset by a $2.5 million decrease in gains on optional advance commitments carried at fair value.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended September 30, 2013 and 2012, the Bank’s net interest income was $42.4 million and $41.7 million, respectively. The Bank’s net interest income was $113.7 million and $122.9 million for the nine months ended September 30, 2013 and 2012, respectively. As described further below, the Bank’s net interest income does not include net interest settlements on economic hedge derivatives, which also contributed to the Bank’s overall income before assessments during the three and nine months ended September 30, 2013 and 2012. If these net interest settlements had been included, net interest income would have decreased by $1.2 million and $14.7 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. The decreases in net interest income were due in large part to decreases in the average balances of interest-earning assets in both the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, offset by increases in net prepayment fees on advances of $5.9 million and $6.0 million during the three and nine months ended September 30, 2013, respectively. The higher net prepayment fees were due in large part to the fees associated with the prepayment of FNB Edinburg's advances, as discussed above in the section entitled "Financial Condition - Advances."

For the three months ended September 30, 2013 and 2012, the Bank’s net interest margin was 52 basis points and 46 basis points, respectively. The Bank’s net interest margin was 46 basis points and 47 basis points for the nine months ended September 30, 2013 and 2012, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread increased from 41 basis points and 42 basis points for the three and nine months ended September 30, 2012, respectively, to 50 basis points and 44 basis points for the three and nine months ended September 30, 2013, respectively, due primarily to the increase in net prepayment fees. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 5 basis points for both the three and nine months ended September 30, 2012 to 2 basis points for both the three and nine months ended September 30, 2013, due to a decrease in short-term interest rates.
As noted above, the Bank’s net interest income excludes net interest settlements on economic hedge derivatives. During the nine months ended September 30, 2013, the Bank used $4.2 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR and approximately $0.5 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily effective federal funds rate to three-month LIBOR (“federal funds floater swaps”). During the comparable period in 2012, the Bank used $4.7 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $1.3 billion (average notional balance) of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes and approximately $0.7 billion (average notional balance) of federal funds floater swaps to convert variable-rate consolidated obligations from the daily effective federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $0.7 million and $3.0 million for the three and nine months ended September 30, 2013, respectively, compared to $2.5 million and $8.4 million, respectively, for the corresponding periods in 2012.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2013 and 2012.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$951	$—	0.09%	$1,092	$1	0.15%
Securities purchased under agreements to resell	259	—	0.05%	3,351	1	0.16%
Federal funds sold	1,948	1	0.08%	1,494	1	0.13%
Investments
Trading	559	—	0.09%	7	—	—%
Available-for-sale (d)	5,509	5	0.41%	5,798	7	0.55%
Held-to-maturity (d)	4,991	13	1.01%	5,306	16	1.25%
Advances (e)	18,219	45	0.98%	20,032	51	1.01%
Mortgage loans held for portfolio	101	2	5.58%	136	2	5.58%
Total earning assets	32,537	66	0.80%	37,216	79	0.85%
Cash and due from banks	358			62
Other assets	121			124
Derivatives netting adjustment (b)	(949)			(1,093)
Fair value adjustment on available-for-sale securities (d)	—			1
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(37)			(45)
Total assets	$32,030	66	0.81%	$36,265	79	0.87%
Liabilities and Capital
Interest-bearing deposits (b)	$921	—	0.01%	$1,070	—	0.03%
Consolidated obligations
Bonds	22,430	22	0.38%	25,597	35	0.56%
Discount notes	6,700	1	0.09%	7,513	2	0.10%
Mandatorily redeemable capital stock and other borrowings	10	—	0.42%	12	—	0.25%
Total interest-bearing liabilities	30,061	23	0.30%	34,192	37	0.44%
Other liabilities	1,187			1,445
Derivatives netting adjustment (b)	(949)			(1,093)
Total liabilities	30,299	23	0.30%	34,544	37	0.44%
Total capital	1,731			1,721
Total liabilities and capital	$32,030		0.29%	$36,265		0.41%
Net interest income		$43			$42
Net interest margin			0.52%			0.46%
Net interest spread			0.50%			0.41%
Impact of non-interest bearing funds			0.02%			0.05%

_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2013 and 2012 in the table above include $0.9 billion and $1.1 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended September 30, 2013 and 2012 in the table above include $0.1 million and $0.8 million, respectively, which are classified as derivative assets/liabilities on the statement of condition.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $0.7 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2013 and 2012.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)	Average Balance	Interest Income/ Expense(c)	Average Rate(a)(c)
Assets
Interest-bearing deposits (b)	$1,079	$1	0.12%	$843	$1	0.14%
Securities purchased under agreements to resell	1,359	1	0.11%	2,544	3	0.15%
Federal funds sold	2,087	2	0.10%	1,757	2	0.12%
Investments
Trading	194	—	0.09%	7	—	—%
Available-for-sale (d)	5,632	17	0.41%	5,532	23	0.57%
Held-to-maturity (d)	5,071	41	1.07%	5,787	52	1.21%
Advances (e)	17,732	122	0.92%	19,240	152	1.05%
Mortgage loans held for portfolio	109	5	5.59%	147	6	5.55%
Total earning assets	33,263	189	0.76%	35,857	239	0.89%
Cash and due from banks	313			107
Other assets	120			120
Derivatives netting adjustment (b)	(1,078)			(844)
Fair value adjustment on available-for-sale securities (d)	20			3
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(39)			(48)
Total assets	$32,599	189	0.77%	$35,195	239	0.91%
Liabilities and Capital
Interest-bearing deposits (b)	$1,037	—	0.01%	$1,165	—	0.02%
Consolidated obligations
Bonds	23,060	70	0.40%	22,747	110	0.65%
Discount notes	6,587	5	0.10%	9,066	6	0.09%
Mandatorily redeemable capital stock and other borrowings	9	—	0.33%	10	—	0.29%
Total interest-bearing liabilities	30,693	75	0.32%	32,988	116	0.47%
Other liabilities	1,274			1,355
Derivatives netting adjustment (b)	(1,078)			(844)
Total liabilities	30,889	75	0.32%	33,499	116	0.46%
Total capital	1,710			1,696
Total liabilities and capital	$32,599		0.31%	$35,195		0.44%
Net interest income		$114			$123
Net interest margin			0.46%			0.47%
Net interest spread			0.44%			0.42%
Impact of non-interest bearing funds			0.02%			0.05%

_____________________________

(a)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2013 and 2012 in the table above include $1.1 billion and $0.8 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the nine months ended September 30, 2012 in the table above includes $0.8 million which is classified as derivative assets/liabilities on the statement of condition. The average balance of interest-bearing deposit liabilities that were classified as derivative assets/liabilities during the nine months ended September 30, 2013 was less than $40,000.

(c)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $3.0 million and $8.4 million for the nine months ended September 30, 2013 and 2012, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2013 and 2012 and excludes net interest income on economic hedge derivatives, as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013 vs. 2012			September 30, 2013 vs. 2012
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(1)	$—	$(1)	$—	$—	$—
Securities purchased under agreements to resell	(1)	—	(1)	(1)	(1)	(2)
Federal funds sold	—	—	—	—	—	—
Investments
Trading	—	—	—	—	—	—
Available-for-sale	(1)	(1)	(2)	—	(6)	(6)
Held-to-maturity	(1)	(2)	(3)	(6)	(5)	(11)
Advances	(4)	(2)	(6)	(12)	(18)	(30)
Mortgage loans held for portfolio	—	—	—	(1)	—	(1)
Total interest income	(8)	(5)	(13)	(20)	(30)	(50)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	(3)	(10)	(13)	1	(41)	(40)
Discount notes	(1)	—	(1)	(2)	1	(1)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(4)	(10)	(14)	(1)	(40)	(41)
Changes in net interest income	$(4)	$5	$1	$(19)	$10	$(9)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2013 and 2012. The significant components are discussed in the narrative following the table.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$137	$125	$727	$156
Economic hedge derivatives related to consolidated obligation discount notes	—	—	—	524
Stand-alone economic hedge derivatives (basis swaps)	686	2,363	2,400	7,716
Member/offsetting swaps	8	5	23	13
Economic hedge derivatives related to advances	(139)	(2)	(192)	(52)
Total net interest income associated with economic hedge derivatives	692	2,491	2,958	8,357
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	(1,270)	(8,383)	(452)	(7,878)
Federal funds floater swaps	(154)	395	(769)	2,653
Interest rate caps related to held-to-maturity securities	(661)	(501)	(565)	(3,301)
Discount note swaps	—	—	—	784
Member/offsetting swaps and caps	(7)	(3)	4	(1)
Swaptions related to optional advance commitments	—	(199)	—	(1,933)
Other economic hedge derivatives (advance swaps)	139	2	190	50
Total fair value losses related to economic hedge derivatives	(1,953)	(8,689)	(1,592)	(9,626)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(255)	(555)	121	(1,111)
Available-for-sale securities and associated hedges	1,047	(30)	2,499	(446)
Consolidated obligation bonds and associated hedges	(194)	(325)	227	(1,744)
Total fair value hedge ineffectiveness	598	(910)	2,847	(3,301)
Total net gains (losses) on derivatives and hedging activities	(663)	(7,108)	4,213	(4,570)
Net gains on unhedged trading securities	687	309	927	369
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(360)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	—	130	—	2,495
Gains on early extinguishment of debt	5,642	—	5,642	—
Service fees	744	725	2,060	2,001
Letter of credit fees	1,152	1,148	3,457	3,547
Other, net	(3)	(7)	(28)	(206)
Total other	8,222	2,305	12,058	7,846
Total other income (loss)	$7,559	$(4,803)	$16,271	$3,276

Economic Hedge Derivatives
The Bank issued a number of consolidated obligation bonds that were indexed to the daily effective federal funds rate. The Bank used federal funds floater swaps to convert its interest payments with respect to these bonds from the daily effective federal funds rate to three-month LIBOR. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps were recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore were a source of volatility in the Bank’s earnings. The Bank did not have any federal funds floater swaps outstanding as of September 30, 2013.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. The Bank did not have any discount note swaps outstanding as of September 30, 2013.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of September 30, 2013, the Bank was a party to 5 interest rate basis swaps with an aggregate notional amount of $3.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected OIS rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. At September 30, 2013, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $11.7 million, excluding net accrued interest receivable. There were no sales of interest rate basis swaps during the nine months ended September 30, 2013 or 2012. One interest rate basis swap with a notional amount of $1 billion matured during the three months ended June 30, 2013.
If the Bank holds its interest rate basis swaps to maturity, the cumulative life-to-date net unrealized gains associated with these instruments aggregating $11.7 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held (as of September 30, 2013) 17 interest rate cap agreements having a total notional amount of $4.1 billion. The premiums paid for these caps totaled $39.8 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At September 30, 2013, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $1.0 million. If the Bank holds these agreements to maturity, the values of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $0.6 million and $(0.9) million for the three months ended September 30, 2013 and 2012, respectively, and $2.8 million and $(3.3) million for the nine months ended September 30, 2013 and 2012, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). During the three months ended September 30, 2013 and 2012, the net gains relating to derivatives associated with specific advances that were not in qualifying hedging relationships were $139,000 and $2,000, respectively. The net gains relating to these derivatives totaled $190,000 and $50,000 for the nine months ended September 30, 2013 and 2012, respectively.
Other
For a discussion of the other-than-temporary impairment losses on the Bank’s held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 10 of this report).
During the three months ended September 30, 2013, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate exchange agreements. Specifically, the Bank repurchased $87.9 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $5.6 million. The Bank did not early extinguish any other debt during the nine months ended September 30, 2013 or 2012.
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
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $17.1 million and $52.5 million for the three and nine months ended September 30, 2013, compared to $17.2 million and $54.5 million for the corresponding periods in 2012.
Compensation and benefits were $10.0 million and $30.1 million for the three and nine months ended September 30, 2013, compared to $9.1 million and $30.5 million for the corresponding periods in 2012. The $0.9 million increase in compensation and benefits for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was due primarily to a period-to-period increase in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions and an increase in expenses associated with the Bank's short-term incentive compensation plan. The increase in short-term incentive compensation expense is attributable to higher anticipated goal achievement in 2013. The $0.4 million decrease in compensation and benefits for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due primarily to a period-to-period decrease in the costs associated with the Bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions. The costs decreased as a result of the pension provisions contained in the Moving Ahead for Progress in the 21st Century Act, which was signed into law by the President of the United States on July 6, 2012.
Other operating expenses for the three and nine months ended September 30, 2013 were $5.9 million and $18.8 million, respectively, compared to $6.9 million and $20.4 million for the corresponding periods in 2012. The decreases of $1.0 million and $1.6 million, respectively, were attributable to fluctuations in several of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.1 million and $3.6 million for the three and nine months ended September 30, 2013, respectively, compared to $1.2 million and $3.6 million for the corresponding periods in 2012.

AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $3.3 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively. The Bank's AHP assessments totaled $7.8 million and $7.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the Bank’s 2012 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2013.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of September 30, 2013, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 10 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses that would have been recorded in earnings during the quarter ended September 30, 2013 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of September 30, 2013. The results of that more stressful analysis are presented on page 54 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2013, the Bank’s short-term liquidity portfolio was comprised of $1.7 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.7 billion of U.S. Treasury Bills and a $0.5 billion overnight reverse repurchase agreement.
The Bank’s primary source of funds is the proceeds it receives from the issuance of consolidated obligation bonds and discount notes in the capital markets. Historically, the FHLBanks have issued debt throughout the business day in the form of discount notes and bonds with a wide variety of maturities and structures. Generally, the Bank has access to the capital markets as needed during the business day to acquire funds to meet its needs.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2013 or 2012.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2013, the Bank’s estimated operational liquidity requirement was $1.6 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $9.2 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2013, the Bank’s estimated contingent liquidity requirement was $3.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $8.5 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the nine months ended September 30, 2013.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2012 is provided in the Bank’s 2012 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2013.

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
Historically, the Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing almost exclusively floating rate securities, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, by issuing debt with features similar to the mortgage assets, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Because the Bank generally purchases MBS with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As the prices for some of the Bank's non-agency RMBS holdings indicate, these interest rate related factors may not necessarily be the same factors that are driving the market prices of the securities.
The Bank’s Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Risk Management Policy.
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the nine months ended September 30, 2013.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under U.S. GAAP, which is determined as described in Note 14 beginning on page 30 of this report. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices, dealer estimates or a pricing model. These calculations include values for MBS based on current estimated market prices, some of which reflect discounts that the Bank believes are largely related to credit concerns and a lack of market liquidity rather than the level of interest rates. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2012 through September 2013. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2012	$1.927	$1.868	(3.06)%	$1.983	2.91%	$1.903	(1.25)%	$1.961	1.76%

January 2013	1.707	1.629	(4.57)%	1.765	3.40%	1.675	(1.87)%	1.736	1.70%
February 2013	1.817	1.725	(5.06)%	1.878	3.36%	1.778	(2.15)%	1.850	1.82%
March 2013	1.852	1.748	(5.62)%	1.916	3.46%	1.809	(2.32)%	1.887	1.89%

April 2013	1.747	1.655	(5.27)%	1.807	3.43%	1.709	(2.18)%	1.784	2.12%
May 2013	1.821	1.692	(7.08)%	1.897	4.17%	1.764	(3.13)%	1.858	2.03%
June 2013	1.888	1.722	(8.79)%	1.979	4.82%	1.812	(4.03)%	1.932	2.33%

July 2013	1.707	1.532	(10.25)%	1.792	4.98%	1.626	(4.75)%	1.748	2.40%
August 2013	1.822	1.637	(10.15)%	1.930	5.93%	1.736	(4.72)%	1.880	3.18%
September 2013	1.983	1.811	(8.67)%	1.973	(0.50)%	1.912	(3.58)%	1.965	(0.91)%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent from December 2012 through July 2013 and a floor of 0.10 percent in August and September 2013.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2012 through September 2013.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2012	0.47	(0.40)	0.07	1.56	1.87	2.54	3.39	3.41

January 2013	0.48	(0.41)	0.07	1.62	2.69	3.74	3.79	3.93
February 2013	0.53	(0.44)	0.09	1.96	2.97	3.93	4.15	4.25
March 2013	0.55	(0.46)	0.09	1.93	3.29	4.33	4.37	4.44

April 2013	0.54	(0.45)	0.09	1.96	3.15	4.12	4.66	4.64
May 2013	0.57	(0.43)	0.14	2.62	4.02	5.11	4.03	4.48
June 2013	0.56	(0.35)	0.21	3.97	4.92	6.11	3.08	4.60

July 2013	0.55	(0.33)	0.22	4.59	5.74	7.09	3.54	5.23
August 2013	0.59	(0.34)	0.25	4.74	5.68	7.01	3.32	5.37
September 2013	0.62	(0.49)	0.13	2.59	4.92	6.56	(1.14)	5.31
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent from December 2012 through July 2013 and a floor of 0.10 percent in August and September 2013.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first nine months of 2013.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Bank’s management, under the supervision and with the participation of its Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Bank’s Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Bank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1
Separation and Release Agreement dated as of September 27, 2013 between Terry Smith and the Federal Home Loan Bank of Dallas (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K/A dated September 27, 2013 and filed with the SEC on September 27, 2013, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2013 and December 31, 2012, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iv) Statements of Capital for the Nine Months Ended September 30, 2013 and 2012, (v) Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (vi) Notes to the Financial Statements for the quarter ended September 30, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
November 8, 2013	By	/s/ Michael Sims
Date		Michael Sims
Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

November 8, 2013	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Separation and Release Agreement dated as of September 27, 2013 between Terry Smith and the Federal Home Loan Bank of Dallas (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K/A dated September 27, 2013 and filed with the SEC on September 27, 2013, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2013 and December 31, 2012, (ii) Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iv) Statements of Capital for the Nine Months Ended September 30, 2013 and 2012, (v) Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (vi) Notes to the Financial Statements for the quarter ended September 30, 2013.