Form 10-K
period 2013-12-31
Federal Home Loan Bank of Dallas
filed 2014-03-24
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 7, 2014, the registrant had 10,354,146 shares of its capital stock outstanding. As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $1.161 billion.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. Generally, consolidated obligations are traded in the over-the-counter market. All 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the favorable rates generally available to GSEs. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have a very strong capacity to meet their financial commitments on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. In mid-2013, each of these nationally recognized statistical rating organizations (“NRSROs”) changed its outlook on the long-term rating on the consolidated obligations from negative to stable, consistent with the change in each of the NRSRO's outlook on the long-term rating of the U.S. government from negative to stable. Deposits, other borrowings and the proceeds from the issuance of capital stock to members are also sources of funds for the Bank.
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2013, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+. In mid-2013, the outlook on each of the NRSRO's long-term ratings on each of the FHLBanks was changed from negative to stable, consistent with the change in each of the NRSRO's outlook on the long-term rating of the U.S. government from negative to stable.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Agency's predecessor, the Federal Housing Finance Board, adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act and the Housing and Economic Recovery Act of 2008 (the “HER Act”) subsequently codified this requirement. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on “About FHLB Dallas,” then “Financial Reports,” then “SEC Filings” and then "SEC." The information on the Bank's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Bank's other filings with the SEC.
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2013, 2012 and 2011.

MEMBERSHIP SUMMARY

	December 31,
	2013	2012	2011
Commercial banks	679	702	724
Thrifts	71	74	78
Credit unions	96	90	84
Insurance companies	26	23	24
Community Development Financial Institutions	3	2	—

Total members	875	891	910

Housing associates	8	8	8
Non-member borrowers	10	10	9

Total	893	909	927

Community Financial Institutions (“CFIs”) (1)	696	719	747

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2013, 2012 and 2011 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2013, approximately 80 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2013, CFIs were FDIC-insured institutions with average total assets as of December 31, 2012, 2011 and 2010 of less than $1.095 billion. For 2012 and 2011, the asset cap was $1.076 billion and $1.041 billion, respectively. For 2014, the asset cap is $1.108 billion.
As of December 31, 2013, 2012 and 2011, approximately 54.7 percent, 54.4 percent and 55.3 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
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
As a cooperative, the Bank is managed with the primary objectives of enhancing the value of membership for member institutions and fulfilling its public purpose. The value of membership includes access to readily available credit and other services from the Bank, the value of the cost differential between Bank advances and other potential sources of funds, and the dividends paid on members’ investments in the Bank’s capital stock.
Business Segments
The Bank manages its operations as one business segment. Management and the Bank’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the Bank’s revenues are derived from U.S. operations.
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2013, 2012 and 2011, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2013	2012	2011
Advances (including prepayment fees)	64.8%	63.1%	68.6%
Investments	32.3	33.9	28.2
Mortgage loans held for portfolio and other	2.9	3.0	3.2
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$243,838	$309,465	$322,948
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
Variable-rate advances. The Bank offers term variable-rate advances with maturities between one and ten years. Variable-rate advances are typically indexed to either one-month LIBOR or three-month LIBOR, and are priced at a constant spread to the relevant index. In addition to longer term variable-rate advances, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Variable-rate advances may also include embedded features such as caps, floors or provisions for the conversion of the advances to a fixed rate.
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
The Bank prices its credit products with the objective of providing benefits of membership that are greatest for those members that use the Bank’s products most actively, while maintaining sufficient profitability to pay dividends at a rate that makes members financially indifferent to holding the Bank’s capital stock and that will allow the Bank to increase its retained earnings over time. Generally, that set of objectives results in small mark-ups over the Bank’s cost of funds for its advances and dividends on capital stock at rates that have for the last several years been slightly above the upper end of the Federal Reserve’s target for the federal funds rate. In keeping with its cooperative philosophy, the Bank provides equal pricing for advances to all members regardless of asset or transaction size, charter type, or geographic location.
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances in its 81-year history. In accordance with the Bank’s capital plan, members and former members must hold Class B capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
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
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. The HER Act added secured loans for community development activities as a new type of eligible collateral for CFIs. To the extent secured loans for community development activities represent a new class of collateral that the Bank has not previously accepted, the Bank would be required to seek the Finance Agency’s approval prior to accepting that collateral. At December 31, 2013 and 2012, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $1.5 billion and $1.3 billion, respectively, which represented approximately 7.7 percent and 6.3 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
Except as set forth in the next sentence, the FHLB Act affords any security interest granted to the Bank by any member/borrower of the Bank, or any affiliate of any such member/borrower, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law and (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law). For example, as discussed further below, the Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower. If another secured party, without knowledge of the Bank's lien, perfected its security interest in that same collateral by taking possession of the collateral, rather than or in addition to filing a Uniform Commercial Code financing statement against the borrower, then that secured party’s security interest that was perfected by possession may be entitled to priority over the Bank’s security interest that was perfected by filing a Uniform Commercial Code financing statement.
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
The members/borrowers that are granted specific collateral only status by the Bank are generally either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would be permitted to borrow only against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and the member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in the loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.
As of December 31, 2013, 699 of the Bank’s borrowers/potential borrowers with a total of $13.8 billion in outstanding advances were on blanket lien status, 24 borrowers/potential borrowers with $0.4 billion in outstanding advances were on specific collateral only status and 170 borrowers/potential borrowers with $1.6 billion in outstanding advances were on custody status.
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
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by depository institution members/borrowers on blanket lien status. This information is either obtained directly from the member/borrower or obtained by the Bank from appropriate regulatory filings. On a monthly basis or as otherwise requested by the Bank, members/borrowers on custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member's/borrower’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members/borrowers that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the advances and other extensions of credit to the member/borrower.
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
As of December 31, 2013, the Bank’s outstanding advances (at par value) totaled $15.8 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 26.9 percent of the Bank’s total outstanding advances. Advances to the Bank’s largest borrower (Comerica Bank) represented 6.3 percent of the Bank’s total outstanding advances as of December 31, 2013. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Cash Advances. The Bank also offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. The Bank currently prices CICA advances at interest rates that are approximately 1 to 5 basis points above the Bank’s matched maturity cost of funds. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2013, advances outstanding under the CICA program totaled approximately $578.6 million, representing approximately 3.7 percent of the Bank’s total advances outstanding as of that date.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. Letters of credit that facilitate projects under the Bank’s CICA program are available to members at a lower cost than the Bank’s standard letters of credit. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2013 and 2012, outstanding letters of credit totaled $3.0 billion and $2.9 billion, respectively, of which $0.6 billion had been issued or confirmed under the Bank’s CICA program at each of those dates.
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
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, securities safekeeping, and securities pledging services.
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
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2013 and 2012, the total notional amount of interest rate exchange agreements with members totaled $113.8 million and $107.1 million, respectively.
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
MPF Xtra. In December 2012, the Bank began offering the MPF Xtra® product to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago, which is discussed on page 9 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2013, $1.2 million of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $2,500. No loans were sold through the MPF Xtra program during 2012.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and overnight reverse repurchase agreements. From time to time, the Bank also invests in short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2013, the Bank’s short-term investments were comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $1.0 billion of U.S. Treasury Bills.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government agencies or U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac), non-agency (i.e., private label) residential MBS, non-MBS debt instruments guaranteed by the U.S. government or secured by U.S. government guaranteed obligations, and non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System). The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2013 and 2012, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2013		2012
	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprise MBS	$4,990	46.7%	$4,947	45.0%
Government-sponsored enterprise debentures	4,965	46.4	5,236	47.7
Non-agency residential MBS	199	1.9	242	2.2
Other	534	5.0	565	5.1
Total	$10,688	100.0%	$10,990	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2013, the Bank's MBS holdings (at amortized cost) represented 292 percent of its total regulatory capital.
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
In addition to purchasing securities that were structured to provide the type of credit enhancement discussed above, the Bank further attempted to reduce the credit risk of its non-agency RMBS by purchasing securities with other risk-reducing attributes. For instance, the Bank purchased RMBS backed by loan pools that featured a high percentage of relatively small loans, a high percentage of owner-occupied properties, and relatively low loan-to-value ratios. None of the Bank’s investments in RMBS are insured by third-party bond insurers. The risk of future credit losses is also mitigated to some extent by the seasoning of the loans underlying the Bank’s non-agency RMBS. Except for a single security issued in 2006, all of the Bank’s RMBS were issued in 2005 or before. Despite the deterioration in the residential real estate markets that occurred primarily during the period from 2007 through 2011, these risk mitigation strategies helped to limit the amount of credit losses associated with the Bank’s non-agency RMBS holdings. For further discussion and analysis of the Bank’s non-agency RMBS, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Long-Term Investments.
The Bank has not acquired any non-agency MBS since 2006 and it is currently prohibited by its Risk Management Policy from doing so in the future.
The Bank has historically attempted to maintain its investments in MBS close to the regulatory dollar limit. While the Finance Agency has established limits with respect to the types and structural characteristics of the FHLBanks’ MBS investments, the Bank has generally adhered to a more conservative set of guidelines. The Bank uses interest rate derivatives to manage a portion of the risk associated with the options embedded in the MBS that it acquires.
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
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or SMI policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2013.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed/insured loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2013, 2012 and 2011, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $1.4 million, $2.1 million and $2.7 million, respectively.
As of December 31, 2013 and 2012, MPF loans held for portfolio (net of allowance for credit losses) were $91 million and $121 million, respectively, representing approximately 0.3 percent of the Bank’s total assets at each of those dates. As the Bank does not intend to acquire mortgage loans in the future, the Bank expects the balance of its mortgage loan portfolio to continue to decline as a result of principal amortization and loan payoffs.
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
Consolidated obligation bonds are issued and distributed through negotiated or competitively bid transactions with underwriters or bidding group members. The Bank receives 100 percent of the proceeds of bonds issued through direct negotiation with underwriters of System debt when it is the sole primary obligor on consolidated obligation bonds. When the Bank and one or more other FHLBanks jointly agree to the issuance of bonds directly negotiated with underwriters, the Bank receives the portion of the proceeds of the bonds agreed upon with the other FHLBanks; in those cases, the Bank is the primary obligor for a pro rata portion of the bonds based on the proceeds it receives. In these cases, the Bank records on its balance sheet only that portion of the bonds for which it is the primary obligor. The majority of the Bank’s consolidated obligation bond issuance has been conducted through direct negotiation with underwriters of System debt, and a majority of that issuance has been without participation by the other FHLBanks.
The Bank may also request that specific amounts of specific bonds be offered by the Office of Finance for sale through competitive auction conducted with underwriters that are bidding group members. One or more other FHLBanks may also request that amounts of these same bonds be offered for sale for their benefit through the same auction. The Bank may receive from zero to 100 percent of the proceeds of the bonds issued through competitive auction depending on the amounts and costs for the bonds bid by underwriters, the maximum costs the Bank or other FHLBanks, if any, participating in the same issue are willing to pay for the bonds, and Office of Finance guidelines for allocation of bond proceeds among multiple participating FHLBanks.

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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 32 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2011, the Bank assumed consolidated obligations from another FHLBank with an aggregate par amount of $150 million. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2013 or 2012.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. During the year ended December 31, 2011, the Bank transferred a consolidated obligation with a par amount of $15 million to another FHLBank. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2013 or 2012.
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
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $767 billion and $688 billion in consolidated obligations outstanding at December 31, 2013 and 2012, respectively. The Bank was the primary obligor on $27.6 billion and $32.6 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and (vi) other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on the FHLBanks’ consolidated obligations. At December 31, 2013 and 2012, the Bank had eligible assets free from pledge of $30.2 billion and $35.7 billion, respectively, compared to its participation in outstanding consolidated obligations of $27.6 billion and $32.6 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2013, 2012 and 2011.
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
The Finance Agency has regulatory oversight and enforcement authority over the OF and its directors and officers generally to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the expenses of the OF, which are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (as of each month end) and one-third divided equally among the 12 FHLBanks.
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
The Bank’s capital stock is not publicly traded and it may be issued, repurchased, redeemed and, with the prior approval of the Bank, transferred only at its par value. In addition, the Bank’s capital stock may only be held by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. For more information about the Bank’s capital stock, see Item 11 - Description of Registrant’s Securities to be Registered in the Bank’s Amended Registration Statement on Form 10 filed with the SEC on April 14, 2006. For more information about the Bank’s minimum capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.
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
Under the Amended JCE Agreement, the term “Automatic Termination Event” is defined to mean (i) a change in the FHLB Act as amended as of February 28, 2011, or another applicable statute, that will have the effect of creating a new, or higher, assessment or taxation on the net income or capital of the FHLBanks, or (ii) a change in the FHLB Act as amended as of February 28, 2011, another applicable statute, or the rules and regulations of the Finance Agency that will result in a higher mandatory allocation of an FHLBank’s quarterly net income to any retained earnings account other than the amount specified in an FHLBank’s capital plan as in effect immediately prior to the Automatic Termination Event.
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
The Bank defines “adjusted earnings” as net earnings exclusive of: (1) gains or losses on the sales of investment securities, if any; (2) gains or losses on the retirement or transfer of debt, if any; (3) prepayment fees on advances; (4) fair value adjustments (except for net interest payments) associated with derivatives and hedging activities and any assets and liabilities carried at fair value; and (5) realized gains and losses associated with early terminations of derivative transactions. Because the Bank’s returns from adjusted earnings generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Legislative and Regulatory Developments
Finance Agency Actions
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
Final Rule on Removal of References to Credit Ratings
On November 8, 2013, the Finance Agency published a final rule implementing Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which requires federal agencies to remove provisions from their regulations that require the use of ratings issued by NRSROs. Among other things, the final rule requires each FHLBank to make its own determination of the credit quality of its investments, but does not prevent a FHLBank from using NRSRO ratings or other third-party analytics in its credit determinations. The final rule will become effective on May 7, 2014.
Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members
On December 23, 2013, the Finance Agency issued an Advisory Bulletin that provides guidance regarding the FHLBanks’ credit risk management practices for advances and other extensions of credit to insurance company members. The guidance identifies the different risks associated with lending to insurance company members versus insured depository institution members. In assessing the FHLBanks’ lending to insurance company members, the Finance Agency will evaluate, among other things:

•	the FHLBank's control of pledged collateral and the steps it has taken to ensure it has a first-priority perfected security interest;

•	the FHLBank’s legal analysis with respect to state insurance laws;

•
the FHLBank's documented framework, procedures, methodologies and standards to evaluate the creditworthiness and financial condition of its insurance company members and the FHLBank’s valuation of the pledged collateral; and

•	whether the FHLBank has a written plan for the liquidation of collateral pledged by insurance company members.
Final Rule Regarding Executive Compensation
On January 28, 2014, the Finance Agency published a final rule setting forth requirements and processes with respect to compensation provided to executive officers by the FHLBanks. The final rule addresses the authority of the Director of the Finance Agency (the “Director”) to review the compensation arrangements of FHLBank executive officers and to prohibit a FHLBank from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The final rule also addresses the Director's authority to approve, in advance, agreements or contracts with executive officers that provide compensation in connection with a termination of employment. The final rule became effective on February 27, 2014.
Final Rule Regarding Golden Parachute Payments
On January 28, 2014, the Finance Agency published a final rule setting forth the standards that the Director will take into consideration when determining whether to limit or prohibit golden parachute payments. The final rule generally prohibits a FHLBank from making or agreeing to make a golden parachute payment unless that FHLBank is not in a troubled condition. The final rule became effective on February 27, 2014. For additional discussion, see pages 127-128 of this report.
Proposed Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters
On January 28, 2014, the Finance Agency published a proposed rule that would amend and expand the corporate governance rules currently applicable to the FHLBanks, including provisions that would:

•
revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each FHLBank adopt an enterprise-wide risk management program and appoint a chief risk officer with certain enumerated responsibilities;

•
require each FHLBank to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and who must regularly report to the board of directors (or a committee thereof);

•	require each FHLBank's board of directors to establish committees specifically responsible for risk management, audit, compensation, and corporate governance;

•
require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from: (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule provides that the Finance Agency would have the authority to review a FHLBank's indemnification policies, procedures and practices and could limit or prohibit indemnification payments in furtherance of the safe and sound operations of the FHLBank.

Comments on the proposed rule are due by May 15, 2014.
Guidance on Operational Risk Management
On February 18, 2014, the Finance Agency issued an Advisory Bulletin setting forth its expectations for the FHLBanks’ operational risk management programs, including the duties and responsibilities of management and the boards of directors with respect to operational risk management. As stipulated in the Advisory Bulletin, the scope of a FHLBank’s operational risk management program should encompass risk identification, risk assessment, measurement, reporting and risk management decision-making. The Advisory Bulletin also sets forth the Finance Agency’s expectation that the FHLBanks’ operational risk management processes will include an operational risk policy, executive and senior management leadership, operational risk officer implementation, business unit commitment, and board of directors’ oversight. The Advisory Bulletin was effective upon issuance.
Housing Finance and Housing GSE Reform
Congress continues to consider reforms for the U.S. housing finance system and the housing GSEs, including the resolution of Fannie Mae and Freddie Mac (together, the “Enterprises”). Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Housing Finance Reform Act”) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the “PATH Act”), which was approved by the committee on July 24, 2013. Both proposals would have direct implications for the FHLBanks if enacted.
While both proposals reflect the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role that the federal government would play in a revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the “FMIC”) as an independent agency in the federal government, replacing the Finance Agency as the primary federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLBank that did not elect to participate in such issuance.
By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for Federal Housing Administration, Veterans’ Administration, and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.
The PATH Act would also revamp the statutory provisions governing the board composition of the FHLBanks. Among other things, in the event that two FHLBanks elected to merge, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at 2 until each state had at least 1 member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of a FHLBank. Further, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBank members.
On March 16, 2014, Senate Banking Committee leaders released the legislative text of a housing finance reform proposal that would wind down the Enterprises and replace them with a new system of federally insured MBS in which private issuers would be required to bear initial losses before the governmental guarantee would be triggered. The proposal would establish the FMIC, modeled in part after the FDIC, and the Finance Agency, which would exist as an independent office within the FMIC, would continue to be responsible for the supervision and regulation of the FHLBanks. Among other things, the FMIC would be responsible for assuring the safety and soundness of the entities involved in the new housing finance system, including private aggregators and private guarantors. In the proposed housing finance system, private aggregators would pool mortgages meeting specified underwriting criteria and then secure a guarantee from a secondary market source holding a minimum of 10 percent private capital. Thereafter, the aggregators would deliver the pool to a Securitization Platform, where an FMIC-backed government guarantee for the remaining balance of the pool would be attached and the Securitization Platform would then issue a fully guaranteed common-form (or standardized) MBS. The FMIC-backed government guarantee would apply only if the private guarantor fails. Under the proposal, the FHLBanks would be given the ability to form subsidiaries that could serve as approved aggregators.
The Securitization Platform would be an independent cooperative, or other corporate entity acting as a utility, owned and operated by its members and regulated by the FMIC. Under the proposal, the FHLBanks would be eligible for membership in the Securitization Platform. Small lenders would have multiple access points to the secondary mortgage market, including the option to sell their individual loans through a new small lender mutual, a member-owned and operated cooperative. In addition to community banks, credit unions and other small lenders, the FHLBanks could become members of the small lender mutual. The FMIC would be required to maintain a re-insurance fund modeled after the Deposit Insurance Fund that is maintained by the FDIC. To be known as the Mortgage Insurance Fund, the re-insurance fund would be funded by private companies that choose to participate in the new housing finance system.
The Senate Banking Committee leaders have said they plan to hold a committee vote on their proposal within weeks.
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
Other Developments
Supervision and Regulation of Systemically Important Nonbank Financial Companies
On April 11, 2012, the Financial Stability Oversight Council (the “Oversight Council”) issued a final rule and accompanying guidance regarding the standards and procedures that it will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and in so doing subject that company to certain heightened prudential standards (commonly referred to as a “systemically important financial institution” or “SIFI”). The guidance issued with the final rule, which became effective on May 11, 2012, provides that the Oversight Council generally expects in making its determinations to follow a process consisting of: (1) a first stage that will identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and which exceed any one of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding; (2) a second stage that will involve an analysis of the potential threat that the subject nonbank financial company could pose to the financial stability of the United States based on additional quantitative and qualitative factors that are industry and company specific; and (3) a third stage that will involve an analysis of the subject nonbank financial company using information collected directly from the company. It is not clear whether the quantitative thresholds will be applied to each FHLBank individually or to all 12 FHLBanks collectively. At December 31, 2013, the Bank's total assets approximated $30.2 billion while the 12 FHLBanks had total assets aggregating $834.2 billion. At that same date, the Bank's outstanding consolidated obligations and the outstanding consolidated obligations of the 12 FHLBanks totaled $21.6 billion and $766.8 billion, respectively.
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
The new framework could require some member banks to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for the Bank's advances. The requirements may also adversely impact investor demand for FHLBank consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incentivize members to use term advances to create and maintain balance sheet liquidity. Most member banks must begin to comply with the final rule by January 1, 2015, although some larger member banks were required to comply beginning January 1, 2014. The FHLBanks are not subject to the new requirements.
Basel Committee on Banking Supervision - Proposed Liquidity Coverage Ratio
In October 2013, the Federal Reserve Board, the OCC and the FDIC issued proposed rules which would establish a minimum liquidity coverage ratio (the "LCR") that would be applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rules define various categories of high quality, liquid assets ("HQLAs") for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank consolidated obligations would be categorized as Level 2A HQLAs. This categorization could adversely impact investor demand for FHLBank consolidated obligations which could, in turn, potentially result in increased funding costs for the Bank. Comments on the proposed rules were due by January 31, 2014.
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

Employees
As of December 31, 2013, the Bank employed 181 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
REFCORP and AHP Assessments
Although the Bank is exempt from all federal, state, and local income taxes, all FHLBanks were (through the second quarter of 2011) obligated to make contributions to REFCORP. REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 solely for the purpose of issuing $30 billion of long-term bonds to provide funds for the resolution of insolvent thrift institutions. The FHLBanks were initially required to contribute approximately $2.5 billion to defease the principal repayments of those bonds in 2030, and thereafter to contribute $300 million per year toward the interest payments on those bonds.
As part of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), the FHLBanks’ $300 million annual obligation to REFCORP was modified to 20 percent of their annual income before expenses for REFCORP (but after expenses for AHP). The FHLBanks had this obligation until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP was fully satisfied. As specified in the Finance Agency regulation that implements section 607 of the GLB Act, the amount by which the combined REFCORP payments of all of the FHLBanks for any quarter exceeded the $75 million benchmark payment was used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the three months ended June 30, 2011. For additional discussion, see the audited financial statements accompanying this report (specifically, Note 12 on page F-32).
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
During 2013, the Bank's lending activities generally remained subdued due largely to high deposit levels and weak demand for loans at member institutions. If these conditions persist, demand for advances may continue to be subdued in the future. While the Bank cannot predict future economic conditions, it does not expect that its advances balances will increase significantly for some period of time. As a result of the Bank’s lower advances balances, its future adjusted earnings will likely be lower than they would have been otherwise. However, the Bank expects that its ability to adjust its capital levels in response to changes in the amount of advances outstanding (including repurchases of capital stock in proportion to reductions in advances), the income from its long-term investment portfolio, and the accumulation of retained earnings in recent years will help to mitigate the negative impact that the lower advances balances would otherwise have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the upper end of the Federal Reserve's target range for the federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.
While the Bank’s primary focus will continue to be prudently meeting the liquidity and funding needs of its members, the Bank intends to consider ways in which it can enhance its product and/or service offerings in order to become a more valuable resource to its members. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file new business activity notices with the Finance Agency for any new products or services it wants to offer its members, and will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.
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
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. If member institutions fail, and if the FDIC (or other receiver, conservator or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in a timely manner in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition or results of operations.

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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined thereafter. From September 30, 2008 through December 31, 2013, our outstanding advances declined approximately 77 percent. Continued high deposit levels and weak demand for loans at member institutions could limit or further reduce members’ needs for funding. A further decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We, and ten of the other FHLBanks, currently have the highest credit rating from Moody’s and are rated AA+/A-1+ by S&P. The FHLBank of Seattle also has the highest credit rating from Moody's and is rated AA/A-1+ by S&P. The consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. Each of these nationally recognized statistical rating organizations has assigned a stable outlook to its long-term credit rating on the FHLBank System's consolidated obligations and to its long-term rating of each of the FHLBanks.
Pursuant to criteria used by S&P and Moody's, the FHLBank System's debt rating and the credit ratings of the individual FHLBanks are linked closely to the U.S. sovereign credit rating because of the FHLBanks' GSE status. The U.S. government's fiscal challenges could negatively impact the credit rating of the U.S. government, which could in turn result in a downgrade of the rating assigned to us and/or the consolidated obligations of the FHLBank System.
Because the FHLBanks have joint and several liability for all of the FHLBanks' consolidated obligations, negative developments at any FHLBank could also adversely affect S&P's and/or Moody's credit ratings on us and/or the FHLBanks' consolidated obligations or result in one or both of these NRSROs issuing a negative credit report on the FHLBank System. Currently, the FHLBank of Seattle is operating under a consent arrangement with the Finance Agency that sets forth requirements for its capital management, asset composition and other operational and risk management improvements.
Our primary source of liquidity is the issuance of consolidated obligations. Historically, the FHLBank System’s status as a government-sponsored enterprise and its favorable credit ratings have provided us with excellent access to the capital markets. Any downgrades of the FHLBank System’s consolidated obligations by S&P and/or Moody’s, negative guidance from the rating agencies, or negative announcements by one or more of the FHLBanks could result in higher funding costs and/or disruptions in our access to the capital markets. To the extent that we cannot access funding when needed on acceptable terms, our financial condition and results of operations could be adversely impacted.
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
We are exposed to credit risk from our secured and unsecured investment portfolio and our MPF loans held in portfolio. A deterioration of economic conditions, declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to borrower defaults, which in turn could cause us to incur losses on our MPF loans or additional losses on our investment portfolio.
During 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during the period from January 1, 2009 through June 30, 2012. We recognized credit losses on these securities totaling $13.0 million during that period. As of December 31, 2013, the unpaid principal balance of the Bank's 29 non-agency residential mortgage-backed securities totaled $211 million.
If the actual and/or projected performance of the loans underlying our non-agency residential mortgage-backed securities is worse than our current expectations, we could recognize additional losses on these 14 securities as well as losses on our other investments in non-agency residential mortgage-backed securities, which would negatively impact our results of operations and financial condition.
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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act, which makes significant changes to a number of aspects of the regulation of financial institutions. This legislation contains several provisions that either have had or could have an impact on us and/or our members.
Under the Dodd-Frank Act, if the Oversight Council established by the legislation decides that we are a nonbank financial company whose material financial distress could pose a threat to the financial stability of the United States, then we would be subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “Board of Governors”). Additionally, if our financial activities were determined to have the potential to create significant financial risk to the U.S. markets, the Oversight Council could recommend that the Finance Agency impose new or heightened standards and safeguards on us. Further, the legislation also contains provisions regulating the over-the-counter derivatives market as further discussed in the next risk factor.
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
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, in 2013, separate legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would wind down Fannie Mae and Freddie Mac and replace them with a new finance system to support the secondary mortgage market. The role of the FHLBanks in the new finance system differs under the two proposals. In addition, the legislation contains provisions that could change the regulation and governance of the FHLBanks. On March 16, 2014, Senate Banking Committee leaders released the legislative text of a housing finance reform proposal that would wind down the Enterprises and replace them with a new system of federally insured MBS in which private issuers would be required to bear initial losses before the governmental guarantee would be triggered. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. Also in 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC proposed rules that would establish a minimum liquidity coverage ratio for many large financial institutions, and issued rules that revise minimum capital standards for financial institutions. These rules could adversely impact investor demand for FHLBank consolidated obligations which could, in turn, potentially increase our funding costs. Most member banks must begin to comply with the new more stringent capital standards by January 1, 2015, although some larger member banks were required to comply with the new standards by January 1, 2014.
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services. For example, recent regulations issued by the Consumer Financial Protection Bureau regarding mortgage lending may result in decreased participation in the mortgage lending market by community financial institutions, which could reduce demand for our advances. In addition, legislation affecting residential real estate and mortgage lending, including legislation regarding bankruptcy and mortgage modification programs, could negatively affect the recoverability of our non-agency residential mortgage-backed securities. Further, the recently revised minimum capital standards for financial institutions could cause some member banks to divest assets, thereby reducing their need for our advances.
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
Historically, all of the derivatives we used to manage our interest rate risk were negotiated in the over-the-counter (“OTC”) derivatives market. As noted in the immediately preceding risk factor, the Dodd-Frank Act contains provisions that increased the regulation of the OTC derivatives market. The legislation generally provides for increased margin and capital requirements for derivatives users that may increase our hedging costs, which could negatively impact our results of operations. Beginning on June 10, 2013, certain derivative transactions that we enter into are required to be cleared through a third-party clearinghouse. In addition, many of the other derivatives that we continue to trade in the OTC market could eventually be subject to central clearing. The structure for clearing derivatives exposes us to credit risk to other parties that we do not have when transacting in the OTC market. As the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on our hedging activities and the costs associated with those activities will become known only after all of the required regulations, orders, determinations, and reports are issued and implemented.
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
We have entered into master agreements with all of our non-member bilateral derivative counterparties that require the delivery (or return) of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above certain minimum thresholds (generally ranging from $100,000 to $500,000). Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable or unwilling to return the collateral.
Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. With cleared transactions, we are exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to us.
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
We rely heavily upon information systems and other technology to conduct and manage our business and deliver a very large portion of our services to members on an automated basis. Our operations rely on the secure processing, storage and transmission of confidential and other information in computer systems and networks. Computer systems, software and networks can be vulnerable to failures and interruptions, including "cyberattacks" (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) that could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our hedging and advances activities. We can make no assurance that we will be able to prevent or timely and adequately address any such failure or interruption. Any failure or interruption could significantly harm our customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.
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
The GLB Act requires members to “comply promptly” with any increase in the minimum investment requirement to ensure that we continue to satisfy our minimum capital requirements. However, the Finance Agency's predecessor stated, when it published the final regulation implementing this provision of the GLB Act, that it did not believe this provision provides the FHLBanks with an unlimited call on the assets of their members. As a result, it is not clear whether we or our regulator would have the legal authority to compel a member to invest additional amounts in our capital stock.
Thus, while the GLB Act and our capital plan contemplate that members would be required to purchase whatever amounts of stock are necessary to ensure that we continue to satisfy our capital requirements, and while we may seek to enforce this aspect of the capital plan, our ability ultimately to compel a member, either through automatic deductions from a member’s demand deposit account or otherwise, to purchase an additional amount of our stock is not free from doubt.
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
Under Finance Agency regulations and our capital plan, we may pay dividends on our stock only out of unrestricted retained earnings or a portion of our current net earnings. However, if we are not in compliance with our minimum capital requirements or if the payment of dividends would make us noncompliant, we are precluded from paying dividends. In addition, we may not declare or pay a dividend if the par value of our stock is impaired or is projected to become impaired after paying such dividend. Further, we may not declare or pay any dividends in the form of capital stock if our excess stock is greater than one percent of our total assets or if, after the issuance of such shares, our outstanding excess stock would be greater than one percent of our total assets. Payment of dividends would also be suspended if the principal and interest due on any consolidated obligations issued on behalf of any FHLBank through the Office of Finance have not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations. In addition to these explicit limitations, it is also possible that the Finance Agency could restrict our ability to pay a dividend even if we have sufficient retained earnings to make the payment and are otherwise in compliance with the requirements for the payment of dividends.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 7, 2014, the Bank had 890 shareholders and 10,354,146 shares of capital stock outstanding.
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
Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement ("the JCE Agreement") with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement (the "Amended JCE Agreement"), and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The Amended JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, which occurred in July 2011 as further discussed below, the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account ("RRE Account"). Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The Amended JCE Agreement provides that during periods in which the Bank’s RRE Account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its RRE Account. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks' second quarter 2011 earnings. Accordingly, under the terms of the Amended JCE Agreement, the allocations to the Bank's RRE Account commenced in the third quarter of 2011. The allocations to, and restrictions associated with, its RRE Account have not had nor are they currently expected to have an effect on the Bank’s dividend payment practices. For additional information regarding the Amended JCE Agreement, see Item 1 — Business — Capital — Retained Earnings.
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

The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2013 and 2012. During each quarter of 2013 and 2012, the Bank paid dividends at an annualized rate equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the immediately preceding quarter plus 12.5 basis points. The average effective federal funds rates for the fourth quarter of 2011, each quarter in 2012, and each of the first three quarters in 2013 were below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods. As a result of this disparity, the Bank elected to benchmark its dividends in 2013 and 2012 to the upper end of the Federal Reserve’s target range for the federal funds rate. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2013		2012
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$1,154	0.375%	$1,162	0.375%
Second Quarter	1,039	0.375%	1,146	0.375%
Third Quarter	1,027	0.375%	1,105	0.375%
Fourth Quarter	1,073	0.375%	1,142	0.375%
____________________________________

(1)
Amounts exclude (in thousands) $5, $4, $4 and $9 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2013, respectively. For financial reporting purposes, these dividends were classified as interest expense.

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

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated in December 2013, calls for the Bank to maintain a total retained earnings balance of at least $329 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2013 retained earnings balance of $655.5 million exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement. Beginning in 2014, the results of the Bank's annual stress test mandated by the Dodd-Frank Act will also be considered when establishing the Bank's retained earnings targets.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2014 at or slightly above the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during the year, the upper end of the Federal Reserve's target range for the federal funds rate for the preceding quarter).
On March 20, 2014, the Bank’s Board of Directors approved a dividend in the form of capital stock for the first quarter of 2014 at an annualized rate of 0.375 percent, which exceeds the upper end of the Federal Reserve’s target range for the federal funds rate for the fourth quarter of 2013 by 12.5 basis points. The first quarter 2014 dividend, to be applied to average capital stock held during the period from October 1, 2013 through December 31, 2013, will be paid on March 31, 2014.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance sheet (at year end)
Advances	$15,978,945	$18,394,797	$18,797,834	$25,455,656	$47,262,574
Investments (1)	13,130,343	16,198,823	13,537,564	12,268,954	13,491,819
Mortgage loans	91,275	121,661	162,837	207,393	259,857
Allowance for credit losses on mortgage loans	165	183	192	225	240
Total assets	30,221,824	35,755,329	33,769,967	39,690,070	65,092,076
Consolidated obligations — discount notes	5,984,530	6,984,378	9,799,010	5,131,978	8,762,028
Consolidated obligations — bonds	21,486,712	25,697,936	20,070,056	31,315,605	51,515,856
Total consolidated obligations(2)	27,471,242	32,682,314	29,869,066	36,447,583	60,277,884
Mandatorily redeemable capital stock(3)	3,065	4,504	14,980	8,076	9,165
Capital stock — putable	1,123,675	1,216,986	1,255,793	1,600,909	2,531,715
Unrestricted retained earnings	615,620	549,617	488,739	452,205	356,282
Restricted retained earnings	39,850	22,276	5,918	—	—
Total retained earnings	655,470	571,893	494,657	452,205	356,282
Accumulated other comprehensive income (loss)	(32,641)	(18,245)	(45,615)	(62,702)	(65,965)
Total capital	1,746,504	1,770,634	1,704,835	1,990,412	2,822,032
Dividends paid(3)	4,293	4,555	5,378	8,816	7,807
Income statement
Net interest income (4)	$147,857	$161,389	$151,981	$234,366	$76,476
Other income (loss)	20,692	2,203	(16,917)	(14,259)	200,355
Other expense	70,913	72,711	77,419	77,542	75,290
Assessments (5)	9,766	9,090	9,815	37,826	53,477
Net income	87,870	81,791	47,830	104,739	148,064
Performance ratios
Net interest margin(6)	0.45%	0.45%	0.46%	0.44%	0.11%
Return on average assets	0.27%	0.23%	0.14%	0.20%	0.21%
Return on average equity	5.15%	4.77%	2.73%	4.23%	4.92%
Return on average capital stock (7)	7.92%	6.76%	3.59%	4.92%	5.39%
Total average equity to average assets	5.27%	4.83%	5.24%	4.65%	4.30%
Regulatory capital ratio(8)	5.90%	5.02%	5.23%	5.19%	4.45%
Dividend payout ratio (3)(9)	4.89%	5.57%	11.24%	8.42%	5.27%
Ratio of earnings to fixed charges	2.02 x	1.61 x	1.34 x	1.58 x	1.26 x
Average effective federal funds rate(10)	0.11%	0.14%	0.10%	0.18%	0.16%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2013, 2012, 2011, 2010 and 2009, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $767 billion, $688 billion, $692 billion, $796 billion and $931 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $27.6 billion, $32.6 billion, $29.7 billion, $36.2 billion and $59.9 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $0.02 million, $0.03 million, $0.05 million, $0.03 million and $0.16 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $3.6 million, $10.4 million, $6.6 million, $18.7 million and $107.6 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(5)
Prior to the third quarter of 2011, the Bank was required to contribute a portion of its earnings to REFCORP. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks' earnings for the second quarter of 2011. Accordingly, beginning July 1, 2011, the Bank's earnings are no longer reduced by a REFCORP assessment. Assessments includes $4.5 million, $26.2 million and $37.0 million of REFCORP assessments for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011 beginning on page F-1 of this Annual Report on Form 10-K.

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
The Bank's principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent and all 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations.
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

The Bank's profitability objective is to achieve a rate of return on members' capital stock investment sufficient to allow the Bank to meet its retained earnings growth objectives and pay dividends on capital stock at rates that equal or exceed the average federal funds rate.
Financial Market Conditions
Economic conditions in the United States showed signs of moderate improvement during 2013, 2012 and 2011. The gross domestic product increased 1.8 percent, 2.8 percent and 1.9 percent in 2011, 2012 and 2013, respectively. The nationwide unemployment rate fell from 8.5 percent at the end of 2011 to 7.9 percent at the end of 2012 and 6.7 percent at the end of 2013. Housing prices improved in some areas during 2011, but overall U.S. housing prices declined during that year. Housing prices improved in most major metropolitan areas during 2012 and 2013. Despite the economic improvement during 2011, 2012 and 2013, the sustainability and extent of those improvements, and the prospects for and potential timing of further improvements, remain uncertain.
During mid to late 2011 and the first half of 2012, concerns over the sovereign debt crisis in Europe resulted in greater demand for high-quality debt. The combination of this increase in market demand and a shrinking supply of such high-quality debt securities resulted in reductions in the weighted average LIBOR-based bond funding costs for the FHLBanks. During the third quarter of 2012, the European Central Bank announced plans to stop paying interest on overnight deposits in order to encourage investment and lending in Europe, and to support peripheral countries through outright bond purchases. These announcements encouraged investors to move into riskier assets, resulting in tightened credit spreads to U.S. Treasury securities.
In addition, the markets were impacted by concerns regarding the U.S. government's debt limit and deficits. On August 2, 2011, the U.S. government’s debt limit was raised, averting a potential default on the nation’s debt obligations. At that time, the increase was projected to be sufficient to fund the U.S. government’s obligations into 2013. In January 2013, in order to avoid the possible financial market impacts of an ongoing debt ceiling debate, the U.S. Congress passed a suspension of the debt ceiling until May 2013, temporarily averting market concerns of a U.S. government default. During the third quarter of 2013, volatility increased as the markets were once again impacted by concerns about a possible government shutdown and the U.S. government's debt limit and deficits. In October 2013, the U.S. Congress again suspended the debt ceiling, this time through February 7, 2014. In February 2014, the U.S. Congress voted to suspend the debt ceiling until March 2015.
During 2011, 2012 and 2013, the Federal Reserve took several actions intended to promote a stronger pace of economic recovery and foster maximum employment and price stability. On November 3, 2010, the Federal Reserve announced that it intended to purchase $600 billion of longer-term U.S. Government bonds by the end of the second quarter of 2011 (a pace of about $75 billion per month). This program expired on June 30, 2011. On September 21, 2011, the Federal Reserve announced that it would extend the average maturity of its holdings of securities by purchasing longer-dated assets and selling shorter-dated assets. These activities initially ran through June 2012 as the Federal Reserve sold $400 billion in U.S. Treasury securities with maturities of 3 years or less and replaced them with U.S. Treasury securities with maturities of 6 to 30 years. In October 2012, the program was extended through the end of 2012. On September 21, 2011, the Federal Reserve also announced plans to reinvest the proceeds from maturities of its agency debt and MBS holdings in agency MBS rather than U.S. Treasury securities. That program commenced in October 2011. In October 2012, the Federal Reserve announced that it would maintain its maturity extension program and would suspend, for the duration of that program, rolling over maturing U.S. Treasury securities into new issues at auction. In September 2012, the Federal Reserve announced that it would purchase additional agency MBS at a pace of $40 billion per month and, in December 2012, the Federal Reserve announced that it would also begin to purchase longer-term U.S. Treasury securities at a pace of $45 billion per month. These purchases continued through the end of 2013. These purchases were reduced to $35 billion and $40 billion, respectively, in January 2014 and to $30 billion and $35 billion, respectively, in February 2014. At its March 2014 Federal Open Market Committee ("FOMC") meeting, the Federal Reserve announced that beginning in April 2014, purchases of additional agency MBS and longer-term U.S. Treasury securities would be reduced to $25 billion and $30 billion, respectively, per month. The Federal Reserve also stated that it would closely monitor incoming information on economic and financial developments in coming months. If the incoming information broadly supports the FOMC's expectation of ongoing improvement in labor market conditions and inflation moving back toward its longer-run objective, the FOMC will likely reduce the pace of its purchases of U.S. Treasury securities and agency MBS in further measured steps.
The FOMC maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2011, 2012 and 2013. The Federal Reserve stated at its March 2014 FOMC meeting that it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends, especially if projected inflation continues to run below the FOMC’s 2 percent longer-run goal, and provided that longer-term inflation expectations remain well anchored. In October 2008, the Federal Reserve began paying interest on required and excess reserves held by depository institutions. During the period from 2009 through 2013, this interest was paid at a rate equivalent to the upper boundary of the target range for federal funds. A significant and sustained increase in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for all of 2011, 2012 and 2013.
One-month and three-month LIBOR rates rose from 0.26 percent and 0.30 percent, respectively, as of December 31, 2010 to 0.30 percent and 0.58 percent, respectively, at the end of 2011. One-month and three-month LIBOR were 0.21 percent and 0.31 percent, respectively, at the end of 2012 and 0.17 percent and 0.25 percent, respectively, at the end of 2013. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest the inter-bank lending markets are reasonably stable.
The following table presents information on various market interest rates at December 31, 2013 and 2012 and various average market interest rates for the years ended December 31, 2013, 2012 and 2011.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2013	2012	2013	2012	2011
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.07%	0.09%	0.11%	0.14%	0.10%
1-month LIBOR (1)	0.17%	0.21%	0.19%	0.24%	0.23%
3-month LIBOR (1)	0.25%	0.31%	0.27%	0.43%	0.34%
2-year LIBOR (1)	0.49%	0.39%	0.44%	0.50%	0.72%
5-year LIBOR (1)	1.79%	0.86%	1.32%	0.98%	1.79%
10-year LIBOR (1)	3.09%	1.84%	2.47%	1.88%	2.90%
3-month U.S. Treasury (1)	0.07%	0.05%	0.06%	0.09%	0.05%
2-year U.S. Treasury (1)	0.38%	0.25%	0.31%	0.28%	0.45%
5-year U.S. Treasury (1)	1.75%	0.72%	1.17%	0.76%	1.52%
10-year U.S. Treasury (1)	3.04%	1.78%	2.35%	1.80%	2.78%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
2013 In Summary

•
The Bank ended 2013 with total assets of $30.2 billion compared with $35.8 billion at the end of 2012. The $5.6 billion decrease in total assets was attributable primarily to a $2.8 billion decrease in the Bank’s short-term liquidity portfolio, a $2.4 billion decrease in advances and a $0.3 billion decrease in its long-term available-for-sale securities portfolio.

•
Total advances at December 31, 2013 were $16.0 billion, compared to $18.4 billion at the end of 2012. The Bank's lending activities generally remained subdued during 2013 due largely to high deposit levels and weak demand for loans at member institutions.

•
The Bank’s net income for 2013 was $87.9 million, which represented a return on average capital stock of 7.92 percent. Net interest income was $147.9 million, net gains on derivatives and hedging activities were $4.5 million and gains on early extinguishment of debt were $7.3 million. The Bank’s net interest income excludes net interest payments associated with economic hedge derivatives, which also contributed to the Bank’s income before assessments of $97.6 million for 2013. Had the net interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher and its net gains on derivatives and hedging activities would have been lower by $3.6 million for the year ended December 31, 2013. For the year ended December 31, 2013, net interest income included net prepayment fees of $17.3 million.

•
The $4.5 million in net gains on derivatives and hedging activities for the year included $3.6 million of net interest income on interest rate swaps accounted for as economic hedge derivatives, $5.0 million of net ineffectiveness-related gains on fair value hedges and $4.1 million of net losses on economic hedge derivatives (excluding net interest settlements), which were attributable primarily to the Bank’s interest rate basis swaps.

•
Unrealized losses on the Bank's holdings of RMBS, all of which are classified as held-to-maturity, totaled $16.1 million (8 percent of amortized cost) at December 31, 2013, as compared to $35.2 million (15 percent of amortized cost) at December 31, 2012. Based on its year-end analysis of the 29 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. The Bank did not record any credit-related other-than-temporary impairment charges during 2013. For a discussion of the Bank’s analysis, see Note 5 to the Bank’s audited financial statements included in this report. If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS is worse than management’s current expectations, the Bank could recognize additional losses on the securities that it previously determined were other-than-temporarily impaired and/or losses on its other investments in non-agency residential MBS.

•
At all times during 2013, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $655.5 million (or 2.2 percent of total assets) at December 31, 2013 from $571.9 million (or 1.6 percent of total assets) at December 31, 2012. At December 31, 2013, the balance of the Bank's restricted retained earnings account was $39.9 million.

•
During 2013, the Bank paid dividends totaling $4.3 million; the quarterly dividends during the year were paid at annualized rates equal to the upper end of the Federal Reserve’s target range for the federal funds rate plus 12.5 basis points.

•
While the Bank cannot predict future economic conditions, it does not expect that its advances balances will increase significantly for some period of time. Therefore, its future earnings will likely be lower than they would have been otherwise. As advances are paid off, the Bank’s general practice is to repurchase capital stock in proportion to the reduction in outstanding advances. The Bank expects that its ability to adjust its capital levels in response to changes in the amount of advances outstanding combined with the accumulation of retained earnings in recent years will help to mitigate the negative impact that the current subdued lending activity would otherwise be expected to have on the Bank’s shareholders. While there can be no assurances, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate equal to or slightly above the upper end of the target range for the federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Financial Condition
The following table provides selected period-end balances as of December 31, 2013, 2012 and 2011, as well as selected average balances for the years ended December 31, 2013, 2012 and 2011. As shown in the table, the Bank’s total assets decreased by 15.5 percent (or $5.6 billion) during the year ended December 31, 2013 after increasing by 5.9 percent (or $2.0 billion) during the year ended December 31, 2012. The decrease in total assets during the year ended December 31, 2013 was attributable primarily to declines in the Bank's short-term liquidity portfolio ($2.8 billion), advances ($2.4 billion) and long-term available-for-sale securities portfolio ($0.3 billion). As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2013, total consolidated obligations decreased by $5.2 billion, as consolidated obligation bonds decreased by $4.2 billion and consolidated obligation discount notes decreased by $1.0 billion.
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

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2013			December 31, 2012			Balance at December 31, 2011
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$15,979	$(2,416)	(13.1)%	$18,395	$(403)	(2.1)%	$18,798
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	850	(50)	(5.6)	900	(230)	(20.4)	1,130
Securities purchased under agreements to resell	—	(3,000)	(100.0)	3,000	2,500	500.0	500
Federal funds sold	1,468	(751)	(33.8)	2,219	574	34.9	1,645
U.S Treasury Bills	1,000	1,000	*	—	—	—	—
Loan to other FHLBank	—	—	—	—	(35)	(100.0)	35
Long-term investments
Available-for-sale securities	5,456	(316)	(5.5)	5,772	844	17.1	4,928
Held-to-maturity securities	5,199	(1)	—	5,200	(1,224)	(19.1)	6,424
Mortgage loans, net	91	(30)	(24.8)	121	(42)	(25.8)	163
Total assets	30,222	(5,533)	(15.5)	35,755	1,985	5.9	33,770
Consolidated obligations — bonds	21,487	(4,211)	(16.4)	25,698	5,628	28.0	20,070
Consolidated obligations — discount notes	5,984	(1,000)	(14.3)	6,984	(2,815)	(28.7)	9,799
Total consolidated obligations	27,471	(5,211)	(15.9)	32,682	2,813	9.4	29,869
Mandatorily redeemable capital stock	3	(2)	(40.0)	5	(10)	(66.7)	15
Capital stock	1,124	(93)	(7.6)	1,217	(39)	(3.1)	1,256
Retained earnings	655	83	14.5	572	77	15.6	495
Average total assets	32,364	(3,115)	(8.8)	35,479	2,083	6.2	33,396
Average capital stock	1,110	(99)	(8.2)	1,209	(123)	(9.2)	1,332
Average mandatorily redeemable capital stock	5	—	—	5	(9)	(64.3)	14
____________________________________

*	The percentage increase (decrease) is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2013, 2012 and 2011.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$11,537	73%	$13,703	77%	$13,092	72%
Thrifts	2,478	16	2,612	15	3,486	19
Credit unions	1,362	9	1,160	6	1,162	6
Insurance companies	365	2	375	2	353	2
Community Development Financial Institutions	1	—	—	—	—	—
Total member advances	15,743	100	17,850	100	18,093	99
Housing associates	29	—	43	—	107	1
Non-member borrowers	23	—	35	—	79	—
Total par value of advances	$15,795	100%	$17,928	100%	$18,279	100%
Total par value of advances outstanding to CFIs (1)	$5,541	35%	$5,496	31%	$6,044	33%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2013, 2012 and 2011 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) decreased $2.1 billion during 2013. Advances to the Bank's five largest borrowers decreased from $6.1 billion at December 31, 2012 to $4.2 billion at December 31, 2013 and the proportion of total advances attributable to the five largest borrowers decreased from 34 percent to 27 percent at those same dates. The decline in advances was due in large part to the repayment of $1.0 billion of advances by Comerica Bank, the Bank's largest borrower, and the prepayment of $0.6 billion of advances by the FDIC in connection with the closure of First National Bank in Edinburg, Texas ("FNB Edinburg"). On September 13, 2013, the OCC closed FNB Edinburg and the FDIC was named receiver. On September 17, 2013, FNB Edinburg's advances were fully repaid by the FDIC.
The Bank's outstanding advances decreased slightly during 2012. Advances to the Bank's five largest borrowers increased from $5.4 billion at December 31, 2011 to $6.1 billion at December 31, 2012 and the proportion of total advances attributable to the five largest borrowers increased from 30 percent to 34 percent at those same dates. This modest growth in advances to the Bank's largest borrowers was offset by $1.0 billion in net reductions of advances to the Bank's other members.
The Bank's lending activities generally remained subdued during 2013 and 2012 due largely to high deposit levels and weak demand for loans at member institutions.

At December 31, 2013, advances outstanding to the Bank’s five largest borrowers totaled $4.2 billion, representing 26.9 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2013.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$1,000	6.3%
International Bank of Commerce	905	5.7
Beal Bank USA	860	5.5
Texas Capital Bank, N.A.	840	5.3
ViewPoint Bank, N.A.	641	4.1
	$4,246	26.9%
As of December 31, 2012 and 2011, advances outstanding to the Bank’s five largest borrowers comprised $6.1 billion (34 percent) and $5.4 billion (30 percent), respectively, of the total advances portfolio.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2013 and 2012.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$12,746	80.7%	$13,543	75.5%
Adjustable/variable-rate indexed	1,052	6.7	2,066	11.6
Amortizing	1,997	12.6	2,319	12.9
Total par value	$15,795	100.0%	$17,928	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in Item 1 — Business. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances and other extensions of credit.
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
Short-Term Liquidity Holdings
At December 31, 2013, the Bank’s short-term liquidity holdings were comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $1.0 billion of U.S. Treasury Bills. At December 31, 2012, the Bank’s short-term liquidity holdings were comprised of $2.2 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $3.0 billion of overnight reverse repurchase agreements. The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy the Finance Agency's requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
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
As of December 31, 2013, the Bank’s overnight federal funds sold consisted of $0.7 billion sold to counterparties rated single-A and $0.8 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2013 and 2012 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
December 31, 2013	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government-guaranteed obligations	$33	$54	$87	$33
Government-sponsored enterprises	—	4,966	4,966	—
Other	—	436	436	—
Total debentures	33	5,456	5,489	33

MBS portfolio
U.S. government-guaranteed obligations	10	—	10	10
Government-sponsored enterprises	4,990	—	4,990	5,032
Non-agency RMBS	166	—	166	183
Total MBS	5,166	—	5,166	5,225
Total long-term investments	$5,199	$5,456	$10,655	$5,258

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)
December 31, 2012
Debentures
U.S. government-guaranteed obligations	$39	$56	$95	$39
Government-sponsored enterprises	—	5,258	5,258	—
Other	—	458	458	—
Total debentures	39	5,772	5,811	39

MBS portfolio
U.S. government-guaranteed obligations	13	—	13	13
Government-sponsored enterprises	4,947	—	4,947	5,025
Non-agency RMBS	201	—	201	207
Total MBS	5,161	—	5,161	5,245
Total long-term investments	$5,200	$5,772	$10,972	$5,284

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). As of December 31, 2013, the Bank held $5.2 billion of MBS (at amortized cost), which represented 292 percent of its total regulatory capital at that date. As of December 31, 2012, the Bank held $5.2 billion of MBS (at amortized cost), which represented 290 percent of its total regulatory capital at that date. The Bank intends to continue to purchase additional GSE MBS if and when it has the regulatory capacity to do so.
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
The Bank's advances have declined significantly from their peak near the end of the third quarter of 2008. During the second half of 2011 and the first seven months of 2012, to further supplement its net interest income while advances volumes are reduced, the Bank purchased $4.9 billion and $0.8 billion, respectively, of GSE and other highly-rated debentures, the vast majority of which were non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System. Substantially all of these securities were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. The Bank does not currently expect to purchase any additional debentures in the foreseeable future.
During the years ended December 31, 2013 and 2012, the Bank acquired $1.7 billion and $0.7 billion, respectively, of LIBOR-indexed floating rate collateralized mortgage obligations ("CMOs") issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these securities are subject to interest rate caps. The Bank did not acquire any MBS during the year ended December 31, 2011. During the years ended December 31, 2013, 2012 and 2011, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $1.7 billion, $2.0 billion and $2.1 billion, respectively. The Bank did not sell any long-term investments during the years ended December 31, 2013, 2012 or 2011.
As of December 31, 2013, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table below.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2013, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $21.0 million and $7.4 million, respectively. As of that date, $16.1 million (or 77 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-17 and F-19, respectively).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2013. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	2	$3,802	$3,803	$3,803	$3,669	$134
Single-A	3	9,375	9,375	9,375	8,958	417
Triple-B	6	33,182	33,184	33,184	31,184	2,000
Double-B	1	3,469	3,469	3,469	3,218	251
Single-B	4	33,044	32,965	31,593	28,816	4,149
Triple-C	12	108,768	100,628	72,848	91,466	9,162
Single-D	1	19,404	15,179	11,131	15,886	—
Total	29	$211,044	$198,603	$165,403	$183,197	$16,113
At December 31, 2013, the Bank’s portfolio of non-agency RMBS was comprised of 10 securities with an aggregate unpaid principal balance of $48 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $163 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2012, the Bank’s non-agency RMBS portfolio was comprised of 11 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $73 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $183 million. One of the Bank's unimpaired non-agency RMBS was paid in full during the year ended December 31, 2013. The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2013 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime(5)
Fixed-rate collateral
2006	1	$19	$15	$15	$—	13.78%	—%	8.89%	—%
2003	6	15	15	15	—	2.76%	7.53%	3.94%	4.37%
Total fixed-rate prime collateral	7	34	30	30	—	8.98%	3.28%	6.73%	—%
Option ARM collateral
2005	15	125	122	110	12	23.68%	38.21%	43.07%	15.66%
2004	2	9	9	8	1	22.51%	25.17%	30.03%	24.42%
Total option ARM prime collateral	17	134	131	118	13	23.60%	37.35%	42.20%	15.66%
Total prime collateral	24	168	161	148	13	20.61%	30.38%	34.95%	—%
Alt-A(5)
Fixed-rate collateral
2005	1	11	11	9	2	12.39%	2.78%	6.84%	2.78%
2002	2	3	3	3	—	11.05%	17.84%	4.49%	16.41%
Total fixed-rate Alt-A collateral	3	14	14	12	2	12.13%	5.64%	6.40%	2.78%
Option ARM collateral
2005	2	29	24	23	1	34.88%	19.84%	39.44%	14.79%
Total Alt-A collateral	5	43	38	35	3	27.50%	15.23%	28.71%	2.78%
Total non-agency RMBS	29	$211	$199	$183	$16	22.01%	27.30%	33.68%	—%

Total fixed-rate collateral	10	$48	$44	$42	$2	9.89%	3.96%	6.64%	—%
Total option ARM collateral	19	163	155	141	14	25.61%	34.23%	41.71%	14.79%
Total non-agency RMBS	29	$211	$199	$183	$16	22.01%	27.30%	33.68%	—%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2013, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 12.52 percent.

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

The following table provides the geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2013.
GEOGRAPHIC CONCENTRATION OF LOANS UNDERLYING
NON-AGENCY RMBS BY COLLATERAL TYPE

Fixed-Rate Collateral
California	41.2%
Florida	5.9
New York	5.7
Texas	4.9
Virginia	2.7
All other	39.6
100.0%
Option ARM Collateral
California	59.0%
Florida	10.5
New York	4.2
New Jersey	2.7
Virginia	2.0
All other	21.6
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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2013 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report. A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of December 31, 2013 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at December 31, 2013	Projected Prepayment Rates (2)			Projected Default Rates (2)			Projected Loss Severities (2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$14,997	12.73%	7.24%	14.60%	0.65%	0.20%	2.57%	33.09%	30.25%	34.88%
Alt-A(1)
2006	19,404	10.30%	10.30%	10.30%	24.53%	24.53%	24.53%	43.36%	43.36%	43.36%
2005	165,110	6.13%	5.32%	9.10%	29.34%	9.29%	43.81%	37.73%	32.44%	45.64%
2004	8,889	6.95%	6.89%	9.17%	25.03%	12.39%	25.58%	34.15%	33.37%	35.08%
2002	2,644	16.87%	12.89%	17.50%	2.98%	2.04%	8.95%	31.11%	31.04%	31.57%
Total Alt-A collateral	196,047	6.72%	5.32%	17.50%	28.31%	2.04%	43.81%	38.04%	31.04%	45.64%
Total non-agency RMBS	$211,044	7.15%	5.32%	17.50%	26.34%	0.20%	43.81%	37.69%	30.25%	45.64%
____________________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2013 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2013 were 5 percentage points lower than the base case scenario followed by recovery rates that are 33 percent lower than those used in the base case scenario. Under the more stressful scenario, home price changes for a large majority of markets were projected to range from declines of 4 percent to increases of 0 percent during the 12-month period beginning October 1, 2013. As of December 31, 2013, none of the Bank's non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's MBS portfolio is comprised of CMOs with variable-rate coupons ($5.2 billion par value at December 31, 2013) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2013, one-month LIBOR was 0.17 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.97 percent to 15.29 percent. The largest concentration of embedded effective caps ($4.7 billion) was between 6.00 percent and 7.00 percent. As of December 31, 2013, one-month LIBOR rates were approximately 580 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $4.1 billion of interest rate caps with remaining maturities ranging from 1 month to 57 months as of December 31, 2013 and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of December 31, 2013.
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

	$4,100
Consolidated Obligations and Deposits
During the year ended December 31, 2013, the Bank’s outstanding consolidated obligations (at par value) decreased by $5.0 billion; consolidated obligation bonds decreased by $4.0 billion and consolidated obligation discount notes decreased by $1.0 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2013 and 2012.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2013		December 31, 2012
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$10,770	49.8%	$16,863	66.0%
Callable	2,087	9.7	1,900	7.4
Variable-rate	6,021	27.9	4,235	16.5
Callable step-up	2,585	12.0	2,475	9.7
Callable step-down	125	0.6	100	0.4
Total par value	$21,588	100.0%	$25,573	100.0%
Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Variable-rate bonds have variable-rate coupons that generally reset based on either one-month or three-month LIBOR or the daily federal funds rate; these bonds may contain caps that limit the increases in the variable-rate coupons. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.

The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2013 and 2012 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligations that it issues to variable-rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable-rate coupon on the interest rate swap that resets to either one-month or three-month LIBOR. Typically, the formula for the variable-rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 15 basis points.
The Bank’s funding needs remained relatively low during the years ended December 31, 2013, 2012 and 2011, with only $7.9 billion, $23.0 billion and $11.8 billion, respectively, of consolidated obligation bonds issued during these periods. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. The majority of the consolidated obligation bonds issued during the year ended December 31, 2011 (based on par value) were swapped fixed-rate callable bonds, including step-up bonds, while the majority of the consolidated obligation bonds issued during 2012 were swapped fixed-rate non-callable bonds. During the year ended December 31, 2013, the Bank's debt issuance consisted of approximately equal amounts of fixed-rate non-callable bonds (a large portion of which were swapped), swapped fixed-rate callable bonds and variable-rate bonds.
The Bank's discount note balance increased during 2011, as the Bank replaced some of its maturing consolidated obligations with discount notes to better match the maturities of its short-term assets. In addition, during the second half of 2011, the Bank used discount notes to fund the purchases of some of its available-for-sale securities. As these discount notes matured during 2012, many were replaced with non-callable bonds. At both December 31, 2013 and 2012, discount notes comprised approximately 21 percent of the Bank's total outstanding consolidated obligations.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2013, 2012 and 2011, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 14 basis points, LIBOR minus 23 basis points and LIBOR minus 30 basis points, respectively.
The higher cost of consolidated obligation bonds issued during the year ended December 31, 2013, as compared to those issued during the year ended December 31, 2012, was primarily due to the Bank's increased use of variable-rate debt, which generally has a higher cost relative to LIBOR than swapped fixed-rate debt, as well as the continued compression of all spreads due to the low rate environment.
The higher cost of consolidated obligation bonds issued during the year ended December 31, 2012, as compared to those issued during the year ended December 31, 2011, was primarily due to the Bank’s increased use of non-callable debt, which generally has a higher cost relative to LIBOR than callable debt, as well as the compression of all spreads due to the low rate environment.
Demand and term deposits were $0.9 billion and $1.2 billion at December 31, 2013 and 2012, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.1 billion and $1.2 billion at December 31, 2013 and 2012, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) decreased from $1.2 billion for the year ended December 31, 2012 to $1.1 billion for the year ended December 31, 2013.
At December 31, 2013, the Bank’s five largest shareholders held $203 million of capital stock, which represented 18.1 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2013.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2013
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$48,045	4.3%
International Bank of Commerce	44,560	4.0
Texas Capital Bank, N.A.	38,692	3.4
Beal Bank USA	37,870	3.4
Southside Bank	34,065	3.0
	$203,232	18.1%
As of December 31, 2013, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Effective April 18, 2011, the membership investment requirement was reduced from 0.06 percent to 0.05 percent of each member’s total assets as of December 31, 2010, and the maximum membership investment requirement was reduced from $25,000,000 to $10,000,000. Effective April 20, 2012, the membership investment requirement was further reduced from 0.05 percent to 0.04 percent of each member’s total assets as of December 31, 2011 (and each December 31 thereafter), and the maximum membership investment requirement was further reduced to $7,000,000. There were no changes to the membership investment requirement during the year ended December 31, 2013. There were no changes to the activity-based investment requirement during the years ended December 31, 2013, 2012 or 2011.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred during the period from January 31, 2011 through January 31, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement for the repurchases that occurred during the period from April 30, 2012 through January 31, 2014. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred during the period from April 30, 2012 through January 31, 2014, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2013, excess stock held by the Bank’s members and former members totaled $231 million, which represented 0.8 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2011.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2011	1,024,586	$102,459	$—
April 29, 2011	1,470,359	147,036	119
July 29, 2011	940,037	94,004	—
October 31, 2011	1,193,470	119,347	—
January 31, 2012	1,073,567	107,357	—
April 30, 2012	1,899,070	189,907	197
July 31, 2012	1,391,780	139,178	—
October 31, 2012	1,989,082	198,908	—
January 31, 2013	1,984,274	198,427	—
April 30, 2013	1,685,559	168,556	—
July 31, 2013	1,828,794	182,879	—
October 31, 2013	2,240,918	224,092	—
January 31, 2014	2,413,181	241,318	—
Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require issuers to classify as liabilities certain financial instruments that embody obligations for the issuer (hereinafter referred to as “mandatorily redeemable financial instruments”). Pursuant to these requirements, the Bank reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, because the shares of capital stock then meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statements of income. As the repurchases presented in the table above are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying these repurchases to meet the definition of mandatorily redeemable financial instruments.
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2013, 2012 and 2011, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2013, 2012 and 2011 was $3.1 million, $4.5 million and $15.0 million, respectively. For the years ended December 31, 2013, 2012 and 2011, average mandatorily redeemable capital stock was $5.3 million, $5.4 million and $14.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2013 and 2012.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial banks	$794	70%	$897	73%
Thrifts	135	12	142	12
Credit unions	155	14	132	11
Insurance companies	40	4	46	4
Total capital stock classified as capital	1,124	100	1,217	100
Mandatorily redeemable capital stock	3	—	5	—
Total regulatory capital stock	$1,127	100%	$1,222	100%
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
The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is to contemporaneously execute interest rate exchange agreements when acquiring longer maturity assets and/or issuing longer maturity liabilities in order to convert the instruments’ cash flows to a variable rate that is indexed to LIBOR. By doing so, the Bank reduces its interest rate risk exposure and preserves the value of, and earns more stable returns on, its members’ capital investment.
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
The first type involves transactions in which the Bank enters into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item (e.g., an advance, investment security or consolidated obligation). In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made and the changes in the fair values of the derivative and the hedged item are considered identical and offsetting (hereinafter referred to as the shortcut method). However, if the derivative or the hedged item do not have certain characteristics defined in ASC 815, the assumption of “no ineffectiveness” cannot be made, and the derivative and the hedged item must be marked to fair value independently (hereinafter referred to as the long-haul method). Under the long-haul method, the two components of the hedging relationship are marked to fair value using different discount rates, and the resulting changes in fair value are generally slightly different from one another. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of the Bank’s net income. Further, during periods in which short-term interest rates are volatile, the Bank may experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating-rate leg of its interest rate swaps. The floating-rate legs of most of the Bank’s fixed-for-floating interest rate swaps reset every three months and are then fixed until the next reset date. When short-term rates change significantly between the reset date and the valuation date, discounting the cash flows of the floating-rate leg at current market rates until the swap’s next reset date can cause near-term volatility in the Bank’s earnings. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for the Bank.
The second type of hedging relationship that creates earnings volatility involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for hedge accounting under ASC 815 or are not designated in an ASC 815 hedging relationship (hereinafter referred to as an “economic hedge”). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its variable-rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable-rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps if these instruments are held until their maturity. In addition, from time to time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR and it uses interest rate swaps to convert variable-rate consolidated obligations from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one-month or three-month LIBOR). From time to time, the Bank also uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. Excluding net interest settlements, the impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps and federal funds floater swaps to maturity.
At times, the Bank enters into optional advance commitments that provide members with the right to enter into advances at specified fixed rates and terms on specified future dates, provided the members have satisfied all of the customary requirements for those advances. The Bank hedges certain of these commitments through the use of interest rate swaptions, which are treated as economic hedges. As of December 31, 2013, the Bank was not a party to any interest rate swaptions. For the interest rate swaptions that it had previously entered into, the Bank irrevocably elected to carry the hedged optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that could arise from these economic hedging relationships.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2013, 2012 and 2011, the Bank’s notional balance of interest rate exchange agreements was $31.2 billion, $40.6 billion and $42.8 billion, respectively, while its total assets were $30.2 billion, $35.8 billion and $33.8 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount. The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2013, 2012 and 2011.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
December 31, 2013
Advances	$3,714	$1,107	$—	$4,821
Investments	—	4,925	4,100	9,025
Consolidated obligation bonds	—	13,473	—	13,473
Balance sheet	—	—	3,700	3,700
Intermediary positions	—	—	228	228
Total notional balance	$3,714	$19,505	$8,028	$31,247
December 31, 2012
Advances	$5,235	$1,517	$55	$6,807
Investments	—	4,925	3,900	8,825
Consolidated obligation bonds	—	19,401	650	20,051
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	214	214
Total notional balance	$5,235	$25,843	$9,519	$40,597
December 31, 2011
Advances	$5,897	$1,617	$220	$7,734
Investments	—	4,184	3,900	8,084
Consolidated obligation bonds	—	16,395	750	17,145
Consolidated obligation discount notes	—	—	5,047	5,047
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	123	123
Total notional balance	$5,897	$22,196	$14,740	$42,833

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2013 and 2012.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2013	2012
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$3,143	$3,906
		Economic	—	5
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	1,653	2,818

Interest rate cap	Offsets the interest rate cap embedded in a variable-rate advance.	Fair Value	25	28

Interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with an optional advance commitment.	Economic	—	50
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	4,925	4,925
Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	4,100	3,900
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	8,574	14,865
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	4,864	4,501
Receive floating with embedded features, pay floating interest rate swap (callable)	Offsets the interest rate cap and option risk embedded in the bond.	Fair Value	35	35
Receive floating, pay floating basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index.	Economic	—	650
Balance Sheet
Pay floating, receive floating basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset's or liability’s variable rate to the same variable-rate index as the funding source or asset being funded.	Economic	3,700	4,700
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	118	104
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	110	110
Total			$31,247	$40,597

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2013, 2012 and 2011.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Balance Sheet	Total
Year ended December 31, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$107	$(5)	$—	$—	$—	$102
Net interest settlements included in net interest income (2)	(140)	(188)	124	—	—	—	(204)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	3	2	—	—	—	5
Net losses on economic hedges	—	—	(1)	—	—	(3)	(4)
Net interest settlements on economic hedges	—	—	1	—	—	3	4
Total net gains on derivatives and hedging activities	—	3	2	—	—	—	5
Net impact of derivatives and hedging activities	$(140)	$(78)	$121	$—	$—	$—	$(97)
Year ended December 31, 2012
Amortization/accretion of hedging activities in net interest income (1)	$—	$104	$(3)	$—	$—	$—	$101
Net interest settlements included in net interest income (2)	(176)	(175)	157	—	—	—	(194)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(2)	(6)	—	—	—	—	(8)
Net gains (losses) on economic hedges	—	(4)	3	1	(2)	(8)	(10)
Net interest settlements on economic hedges	—	—	—	1	—	9	10
Total net gains (losses) on derivatives and hedging activities	(2)	(10)	3	2	(2)	1	(8)
Net impact of derivatives and hedging activities	(178)	(81)	157	2	(2)	1	(101)
Net gain on hedged financial instruments held at fair value	—	—	—	—	2	—	2
	$(178)	$(81)	$157	$2	$—	$1	$(99)
Year ended December 31, 2011
Amortization/accretion of hedging activities in net interest income (1)	$4	$26	$(22)	$—	$—	$—	$8
Net interest settlements included in net interest income (2)	(220)	(46)	272	—	—	—	6
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(2)	(3)	—	—	—	(5)
Net gains (losses) on economic hedges	—	(17)	(4)	(1)	(12)	7	(27)
Net interest settlements on economic hedges	—	—	2	2	—	3	7
Total net gains (losses) on derivatives and hedging activities	—	(19)	(5)	1	(12)	10	(25)
Net impact of derivatives and hedging activities	(216)	(39)	245	1	(12)	10	(11)
Net gain on hedged financial instruments held at fair value	—	—	—	—	12	—	12
	$(216)	$(39)	$245	$1	$—	$10	$1
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted the vast majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2013, the notional balance of interest rate exchange agreements transacted with non-member bilateral counterparties totaled $29 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of December 31, 2013, the Bank had cleared trades with notional amounts totaling $2 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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
As of December 31, 2013, cash collateral totaling $0.8 billion had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank held as collateral securities with an estimated fair value of $1.7 million from one of its non-member bilateral derivative counterparties under the terms of the applicable collateral exchange agreement. In addition, the Bank held $0.4 million of cash as collateral for its cleared derivatives as of December 31, 2013.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2013 and 2012.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged From Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$25.0	$—	$—	$—	$—
Single-A	1	515.0	1.7	—	(1.7)	—
Cleared derivatives (3)	—	2,069.4	2.5	(0.4)	—	2.1
Liability positions with credit exposure
Double-A (4)	1	1,433.4	(6.7)	7.6	—	0.9
Single-A	5	13,200.1	(342.0)	348.3	—	6.3
Triple-B (5)	1	6,679.1	(239.2)	241.4	—	2.2
Total derivative positions with non-member counterparties to which the Bank had credit exposure	9	23,922.0	(583.7)	596.9	(1.7)	11.5
Liability positions without credit exposure (5)	5	7,211.0	(232.7)	225.4	—	—
Total non-member counterparties	14	31,133.0	(816.4)	$822.3	$(1.7)	$11.5

Member institutions (6)
Asset positions	7	42.3	2.8
Liability positions	5	71.4	(3.7)
Total member institutions	12	113.7	(0.9)

Total	26	$31,246.7	$(817.3)
____________________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of December 31, 2013.

(2)	Includes amounts that had not settled as of December 31, 2013.

(3)	The counterparty to the Bank's cleared derivatives transactions is unrated.

(4)
The figures for the liability position with credit exposure to the double-A rated counterparty as of December 31, 2013 consisted of transactions with a counterparty that is affiliated with a member institution.

(5)
The figures for the liability position with credit exposure to the triple-B rated counterparty as of December 31, 2013 consisted of transactions with a counterparty that is affiliated with a non-member shareholder of the Bank. In addition, the figures for liability positions without credit exposure as of December 31, 2013 include transactions with another counterparty that is also affiliated with the same non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.8 billion as of December 31, 2013.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 113 percent and 109 percent at December 31, 2013 and 2012, respectively. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2013, 2012 and 2011 was $87.9 million, $81.8 million and $47.8 million, respectively. The Bank’s net income for 2013 represented a return on average capital stock (“ROCS”) of 7.92 percent, which was 781 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 6.76 percent in 2012 and 3.59 percent in 2011; these rates of return exceeded the average effective federal funds rate for those years by 662 basis points and 349 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its AHP and, through the second quarter of 2011, it was also obligated to contribute a portion of its earnings to REFCORP. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks’ earnings for the second quarter of 2011. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment. Prior to the third quarter of 2011, assessments for AHP and REFCORP, which are more fully described below, equated to a minimum 26.5 percent effective assessment rate for the Bank. Beginning in the third quarter of 2011, the minimum effective assessment rate is equal to the AHP assessment rate of 10 percent. In 2013, 2012 and 2011, the effective assessment rates were 10.0 percent, 10.0 percent and 17.0 percent, respectively. In 2013 and 2012, the Bank's AHP assessments were $9.8 million and $9.1 million, respectively. In 2011, the Bank's combined AHP and REFCORP assessments were $9.8 million. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2013, 2012 and 2011, the Bank’s income before assessments was $97.6 million, $90.9 million and $57.6 million, respectively. The $6.7 million increase in income before assessments for 2013 as compared to 2012 was attributable to an $18.5 million increase in other income and a $1.8 million decrease in other expenses, partially offset by a $13.5 million decrease in net interest income. The $33.3 million increase in income before assessments for 2012 as compared to 2011 was attributable to a $19.2 million improvement in other income/loss, a $9.4 million increase in net interest income and a $4.7 million decrease in other expenses. The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
In 2013, 2012 and 2011, the Bank’s net interest income was $147.9 million, $161.4 million and $152.0 million, respectively, and its net interest margin was 45 basis points, 45 basis points and 46 basis points, respectively. The decrease in net interest income from 2012 to 2013 was due primarily to a decrease in the average balances of the Bank's interest-earning assets from $36.2 billion in 2012 to $33.0 billion in 2013, offset by an increase in net prepayment fees on advances of $8.2 million during the year ended December 31, 2013. The higher net prepayment fees were due in large part to the fees associated with the prepayment of FNB Edinburg's advances, as discussed above in the section entitled "Financial Condition - Advances." The increase in net interest income in 2012, as compared to 2011, was primarily the result of an increase in the average balances of the Bank's interest-earning assets from $33.4 billion in 2011 to $36.2 billion in 2012.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2013, 2012 and 2011.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)
Assets
Interest-bearing deposits (b)	$1,029	$1	0.11%	$938	$1	0.15%	$394	$—	0.09%
Securities purchased under agreements to resell	1,224	1	0.10%	2,753	5	0.16%	898	1	0.08%
Federal funds sold (c)	2,059	2	0.10%	1,741	2	0.13%	2,201	2	0.09%
Investments
Trading	378	—	0.09%	7	—	—%	6	—	—%
Available-for-sale (e)	5,605	23	0.41%	5,596	30	0.54%	1,363	6	0.42%
Held-to-maturity (e)	5,132	53	1.02%	5,663	68	1.19%	7,449	83	1.11%
Advances (f)	17,456	158	0.90%	19,367	195	1.01%	20,899	221	1.06%
Mortgage loans held for portfolio	105	6	5.62%	142	8	5.56%	184	10	5.56%
Total earning assets	32,988	244	0.74%	36,207	309	0.85%	33,394	323	0.97%
Cash and due from banks	311			133			379
Other assets	119			119			101
Derivatives netting adjustment (b)	(1,029)			(939)			(419)
Fair value adjustment on available-for-sale securities (e)	13			6			(3)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (e)	(38)			(47)			(56)
Total assets	$32,364	244	0.75%	$35,479	309	0.87%	$33,396	323	0.97%
Liabilities and Capital
Interest-bearing deposits (b)	$1,169	—	0.01%	$1,143	—	0.03%	$1,312	—	0.02%
Consolidated obligations
Bonds	22,721	89	0.39%	23,350	140	0.60%	25,229	167	0.66%
Discount notes	6,574	7	0.10%	8,823	8	0.10%	4,875	4	0.08%
Mandatorily redeemable capital stock and other borrowings	10	—	0.30%	9	—	0.30%	17	—	0.37%
Total interest-bearing liabilities	30,474	96	0.31%	33,325	148	0.44%	31,433	171	0.54%
Other liabilities	1,213			1,379			633
Derivatives netting adjustment (b)	(1,029)			(939)			(419)
Total liabilities	30,658	96	0.31%	33,765	148	0.44%	31,647	171	0.54%
Total capital	1,706			1,714			1,749
Total liabilities and capital	$32,364		0.30%	$35,479		0.42%	$33,396		0.51%
Net interest income		$148			$161			$152
Net interest margin			0.45%			0.45%			0.46%
Net interest spread			0.43%			0.41%			0.43%
Impact of non-interest bearing funds			0.02%			0.04%			0.03%
____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2013, 2012 and 2011 in the table above include $1.028 billion, $0.938 billion and $0.394 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2013, 2012 and 2011 in the table above include $1 million, $1 million and $25 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $3.6 million, $10.4 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include net prepayment fees on advances.
Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to low short-term interest rates in 2013, 2012 and 2011, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 2 basis points in 2013, 4 basis points in 2012 and 3 basis points in 2011. The Bank’s net interest spread (based on reported results, which exclude net interest payments on economic hedge derivatives) was 43 basis points in 2013, 41 basis points in 2012 and 43 basis points in 2011.
Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread. In 2013, the Bank used approximately $4.1 billion (average notional balance) of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR and approximately $0.3 billion (average notional balance) of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR (“federal funds floater swaps”). In 2012 and 2011, the Bank used approximately $4.7 billion and $5.3 billion (average notional balances), respectively, of interest rate basis swaps to hedge the risk of changes in spreads between one-month and three-month LIBOR, approximately $1.0 billion and $1.7 billion (average notional balances), respectively, of fixed-for-floating interest rate swaps to hedge some of its longer-term discount notes, and approximately $0.7 billion and $1.0 billion (average notional balances), respectively, of interest rate swaps to convert variable-rate consolidated obligations from the daily federal funds rate to three-month LIBOR. These swaps are accounted for as economic hedges. Net interest income associated with economic hedge derivatives is recorded in other income (loss) in the statements of income and therefore excluded from net interest income, net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $3.6 million, $10.4 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts. In addition, the Bank's net interest margin would have been 46 basis points, 48 basis points and 47 basis points for the years ended December 31, 2013, 2012 and 2011, respectively, and its net interest spread would have been 44 basis points for each of those periods.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2013 and 2012 and between 2012 and 2011 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2013 vs. 2012 Increase (Decrease) Due To			2012 vs. 2011 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$1	$—	$1
Securities purchased under agreements to resell	(2)	(2)	(4)	2	2	4
Federal funds sold	—	—	—	(1)	1	—
Investments
Trading	—	—	—	—	—	—
Available-for-sale	—	(7)	(7)	22	2	24
Held-to-maturity	(6)	(9)	(15)	(21)	6	(15)
Advances	(18)	(19)	(37)	(16)	(10)	(26)
Mortgage loans held for portfolio	(2)	—	(2)	(2)	—	(2)
Total interest income	(28)	(37)	(65)	(15)	1	(14)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	(4)	(47)	(51)	(12)	(15)	(27)
Discount notes	(2)	1	(1)	3	1	4
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(6)	(46)	(52)	(9)	(14)	(23)
Changes in net interest income	$(22)	$9	$(13)	$(6)	$15	$9

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2013, 2012 and 2011.

OTHER INCOME (LOSS)
(in thousands)

	2013	2012	2011
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$727	$441	$1,948
Economic hedge derivatives related to consolidated obligation discount notes	—	524	1,729
Stand-alone economic hedge derivatives (basis swaps)	3,066	9,486	3,043
Member/offsetting swaps	32	19	10
Economic hedge derivatives related to advances	(192)	(60)	(114)
Total net interest income associated with economic hedge derivatives	3,633	10,410	6,616
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	(2,977)	(8,081)	7,076
Federal funds floater swaps	(769)	2,565	(3,648)
Interest rate caps related to held-to-maturity securities	(616)	(3,458)	(17,103)
Discount note swaps	—	784	(1,281)
Member/offsetting swaps and caps	28	32	126
Swaptions related to optional advance commitments	—	(1,947)	(11,685)
Other economic hedge derivatives (advance swaps)	189	16	101
Total fair value losses related to economic hedge derivatives	(4,145)	(10,089)	(26,414)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	164	(2,013)	(248)
Available-for-sale securities and associated hedges	3,218	(5,467)	(1,422)
Consolidated obligation bonds and associated hedges	1,611	(429)	(3,064)
Total fair value hedge ineffectiveness	4,993	(7,909)	(4,734)
Total net gains (losses) on derivatives and hedging activities	4,481	(7,588)	(24,532)
Net gains (losses) on unhedged trading securities	1,249	476	(59)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(360)	(6,103)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	—	2,498	12,032
Gains on early extinguishment of debt	7,285	—	415
Letter of credit fees	4,658	4,659	5,253
Other, net	3,019	2,518	(3,923)
Total other	16,211	9,791	7,615
Total other income (loss)	$20,692	$2,203	$(16,917)
Economic Hedge Derivatives
In the past, the Bank issued a number of consolidated obligation bonds that were indexed to the daily federal funds rate. The Bank used federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps were recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore were a source of volatility in the Bank’s earnings. The Bank did not have any federal funds floater swaps outstanding as of December 31, 2013.

From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. The Bank did not have any discount note swaps outstanding as of December 31, 2013.
From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of December 31, 2013, the Bank was a party to 5 interest rate basis swaps with an aggregate notional amount of $3.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected OIS rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the year ended December 31, 2013, one interest rate basis swap with a $1.0 billion notional balance matured. There were no other terminations of interest rate basis swaps during the years ended December 31, 2013 or 2012. During the year ended December 31, 2011, the Bank sold one interest rate basis swap with a $1.0 billion notional balance; proceeds from the sale totaled $0.5 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. In addition, one interest rate basis swap with a $1.0 billion notional balance matured during the year ended December 31, 2011. At December 31, 2013, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $9.1 million, excluding net accrued interest receivable. In January 2014, the Bank sold an interest rate basis swap with a $1.0 billion notional balance for $3.4 million, which approximated its carrying value at December 31, 2013.
If the Bank holds its remaining interest rate basis swaps to maturity, the cumulative life-to-date unrealized gains associated with these instruments aggregating approximately $5.7 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held 17 interest rate cap agreements having a total notional amount of $4.1 billion as of December 31, 2013. The premiums paid for these caps totaled $39.8 million. The Bank did not terminate any interest rate caps during the years ended December 31, 2013, 2012 or 2011. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings.
At December 31, 2013, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.9 million. If the Bank holds these agreements to maturity, the value of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $5.0 million, $(7.9) million and $(4.7) million in 2013, 2012 and 2011, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). In 2013, 2012 and 2011, the change in fair value of derivatives associated with specific advances that were not in qualifying hedging relationships was $189,000, $16,000 and $101,000, respectively.

Other
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see Note 5 to the audited financial statements included in this annual report.
During the years ended December 31, 2011 and 2010, the Bank entered into optional advance commitments with aggregate par values totaling $50 million and $150 million, respectively, excluding commitments to fund Community Investment Program and Economic Development Program advances (see Item 1 - Business - Products and Services - Community Investment Cash Advances for a discussion of these programs). Under each of these commitments, the Bank sold an option to a member that provided the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member had satisfied all of the customary requirements for that advance. The Bank hedged these commitments through the use of interest rate swaptions, which were treated as economic hedges. The Bank irrevocably elected to carry these optional advance commitments at fair value under the fair value option. None of the optional advance commitments or the associated swaptions remained outstanding as of December 31, 2013.
During 2013 and 2011, market conditions were such from time to time that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. In 2013 and 2011, the Bank repurchased $117 million and $284 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $7.3 million and $0.4 million in 2013 and 2011, respectively. The Bank did not early extinguish any debt during 2012. In addition, during 2011, the Bank transferred a consolidated obligation with a par value of $15 million to the FHLBank of San Francisco. In connection with the transfer (i.e., debt extinguishment), the FHLBank of San Francisco became the primary obligor for the transferred debt. The gain on this transaction totaled $32,000. The Bank did not transfer any consolidated obligations to other FHLBanks during 2013 or 2012.
For the years ended December 31, 2013, 2012 and 2011, letter of credit fees totaled $4.7 million, $4.7 million and $5.3 million, respectively. At December 31, 2013, 2012 and 2011, outstanding letters of credit totaled $3.0 billion, $2.9 billion and $3.3 billion, respectively.
In the table on page 61, the caption entitled “Other, net” (consistent with the term used in the statements of income) is comprised principally of service fees offset by, in 2011, a charge related to a derivative counterparty dispute. In 2011, “other, net” was reduced by a $6.7 million charge to settle a dispute related to the September 2008 bankruptcy of Lehman Brothers Special Financing, Inc. (“LBSF”). Prior to its bankruptcy, LBSF had served as one of the Bank’s derivative counterparties. This settlement is more fully discussed in Note 14 to the audited financial statements included in this annual report.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $70.9 million, $72.7 million and $77.4 million in 2013, 2012 and 2011, respectively.
Compensation and benefits totaled $40.1 million for 2013, compared to $40.2 million for 2012 and $42.4 million for 2011. Compensation and benefits were relatively unchanged from 2012 to 2013 as cost-of-living and merit increases were offset by a decrease in the Bank's average headcount from 201 employees in 2012 to 189 employees in 2013. At December 31, 2013, the Bank employed 181 people, a decrease of 19 employees from the prior year end. The decrease of $2.2 million from 2011 to 2012 was due primarily to a $3.2 million year-over-year decrease in the costs associated with the Pentegra Defined Benefit Plan for Financial Institutions, a multiemployer defined benefit plan in which the Bank participates. The costs decreased as a result of the pension funding provisions contained in the Moving Ahead for Progress in the 21st Century Act, which was signed into law by the President of the United States on July 6, 2012. The reduction in the Bank's pension costs from 2011 to 2012 was partially offset by cost-of-living and merit increases in 2012.
Other operating expenses for the years ended December 31, 2013, 2012 and 2011 were $26.0 million, $27.4 million and $28.0 million, respectively. The decreases in other operating expenses from 2011 to 2012 and from 2012 to 2013 resulted from offsetting increases and decreases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $2.5 million, $2.4 million and $2.3 million in 2013, 2012 and 2011, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $2.4 million, $2.7 million and $4.7 million, respectively. The Finance Agency's assessment in 2011 included one-time costs associated with the establishment of the Finance Agency's Office of Inspector General and the consolidation of the Finance Agency's office facilities, as well as the reallocation of some of the Finance Agency's assessments among the 12 FHLBanks. The Bank's allocable share of the Finance Agency's assessments, based on the ratio of the Bank's minimum required regulatory capital to the aggregate minimum required regulatory capital of all FHLBanks, was also lower in 2013 and 2012 as compared to 2011.
AHP and REFCORP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock) and, prior to the third quarter of 2011, after the REFCORP assessment described below, to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments and then subtracting (in periods prior to the third quarter of 2011) the REFCORP assessment; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2013, 2012 and 2011, the Bank’s AHP assessments totaled $9.8 million, $9.1 million and $5.3 million, respectively.
Also as required by statute, each FHLBank was obligated through the second quarter of 2011 to contribute 20 percent of its reported earnings (after its AHP contribution) toward the payment of interest on REFCORP bonds that were issued to provide funding for the resolution of failed thrifts following the savings and loan crisis in the 1980s. The FHLBanks were required to pay these amounts to REFCORP until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity whose final maturity was April 15, 2030. The Bank's REFCORP assessment was computed by subtracting its AHP assessment from reported income before assessments and multiplying the result by 20 percent. On August 5, 2011, the Finance Agency certified that the payments made to REFCORP in July 2011 (which were derived from the FHLBanks’ earnings for the second quarter of 2011) were sufficient to fully satisfy the FHLBanks' obligations to REFCORP. Accordingly, beginning July 1, 2011, the Bank’s earnings are no longer reduced by a REFCORP assessment. During the year ended December 31, 2011, the Bank charged $4.5 million of REFCORP assessments to earnings.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds issued by highly rated domestic banks and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2013, the Bank’s short-term liquidity portfolio was comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $1.0 billion of U.S. Treasury Bills.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the year ended December 31, 2011, the Bank assumed consolidated obligation bonds from the FHLBank of New York with par amounts totaling $150 million. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2013 or 2012.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2013, the Bank’s estimated operational liquidity requirement was $3.3 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $7.5 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2013, the Bank’s estimated contingent liquidity requirement was $5.3 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $6.6 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the years ended December 31, 2013, 2012 and 2011.
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

The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2013.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$11,262.7	$5,650.8	$1,687.0	$2,987.6	$21,588.1
Mandatorily redeemable capital stock	1.2	—	1.9	—	3.1
Operating leases	0.3	0.5	0.3		1.1
Purchase obligations
Advances	15.0	—	—	—	15.0
Letters of credit	2,595.8	244.7	92.2	31.8	2,964.5
Pension and post-retirement	4.2	0.3	0.2	0.5	5.2
Total contractual obligations	$13,879.2	$5,896.3	$1,781.6	$3,019.9	$24,577.0
The table above excludes derivatives and obligations (other than consolidated obligation bonds) with contractual payments having an original maturity of one year or less. The distribution of long-term debt is based upon contractual maturities. The actual repayments of long-term debt could be impacted by factors affecting redemptions such as call options.
The above table presents the Bank’s mandatorily redeemable capital stock by year of earliest mandatory redemption, which is the earliest time at which the Bank is required to repurchase the shareholder’s capital stock. The earliest mandatory redemption date is based on the assumption that the advances and/or other extensions of credit associated with the activity-based stock will have matured or otherwise concluded by the time the notice of redemption or withdrawal expires. The Bank expects to repurchase activity-based stock as the associated advances and/or other extensions of credit are reduced, which may be before or after the expiration of the five-year redemption/withdrawal notice period.
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2013, excess stock held by the Bank’s members and former members totaled $231.4 million, of which $1.7 million was classified as mandatorily redeemable.
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
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2013, the Bank’s credit risk, market risk and operations risk capital requirements were $158 million, $189 million and $104 million, respectively. These requirements were $241 million, $70 million and $93 million, respectively, at December 31, 2012.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2013 or December 31, 2012. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2013, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2013 and 2012, see the audited financial statements included in this report (specifically, Note 15 beginning on page F-40).
A final regulation adopted by the Finance Agency in 2009 (the "Capital Classification Regulation") establishes criteria for four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An adequately capitalized FHLBank meets all existing risk-based and minimum capital requirements. An undercapitalized FHLBank does not meet one or more of its risk-based or minimum capital requirements, but nevertheless has total capital equal to or greater than 75 percent of all capital requirements. A significantly undercapitalized FHLBank does not have total capital equal to or greater than 75 percent of all capital requirements, but the FHLBank does have total capital greater than 2 percent of its total assets. A critically undercapitalized FHLBank has total capital that is less than or equal to 2 percent of its total assets.
The Director of the Finance Agency determines each FHLBank’s capital classification no less often than once a quarter; the Director may make a determination more often than quarterly. The Director may reclassify a FHLBank one category below the otherwise applicable capital classification (e.g., from adequately capitalized to undercapitalized) if the Director determines that (i) the FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital, (ii) the value of collateral pledged to the FHLBank has decreased significantly, (iii) the value of property subject to mortgages owned by the FHLBank has decreased significantly, (iv) after notice to the FHLBank and opportunity for an informal hearing before the Director, the FHLBank is in an unsafe and unsound condition, or (v) the FHLBank is engaging in an unsafe and unsound practice because the FHLBank’s asset quality, management, earnings or liquidity were found to be less than satisfactory during the most recent examination, and any deficiency has not been corrected. Before classifying or reclassifying a FHLBank, the Director must notify the FHLBank in writing and give the FHLBank an opportunity to submit information relative to the proposed classification or reclassification. Since the adoption of the Capital Classification Regulation, the Bank has been classified as adequately capitalized for each quarterly period for which the Director has made a final determination.
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
Derivatives and Hedging Activities
The Bank enters into interest rate swap, cap and, on occasion, swaption, floor and forward rate agreements to manage its exposure to changes in interest rates. Through the use of these derivatives, the Bank may adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments to achieve its risk management objectives. By regulation, the Bank may only use derivatives to mitigate identifiable risks. Accordingly, all of the Bank’s derivatives are positioned to offset interest rate risk exposures inherent in its investment, funding and member lending activities.
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
The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for hedge accounting under ASC 815 and, if so, whether an assumption of "no ineffectiveness" can be made. In addition, the estimation of fair values (discussed below) has a significant impact on the actual results being reported.
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
For hedging relationships that are designated as hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents “hedge ineffectiveness.” If a hedging relationship qualifies for the shortcut method of accounting, the Bank can assume that the change in the benchmark fair value of the hedged item is equal and offsetting to the change in the fair value of the derivative and, as a result, no ineffectiveness is recorded in earnings. However, ASC 815 limits the use of the shortcut method to hedging relationships of interest rate risk involving a recognized interest-bearing asset or liability and an interest rate swap, and then only if nine specific conditions are met.
If the hedging relationship qualifies for hedge accounting but does not meet all nine conditions specified in ASC 815, the assumption of "no ineffectiveness" cannot be made and the long-haul method of accounting is used. Under the long-haul method, the change in the benchmark fair value of the hedged item is calculated independently from the change in fair value of the derivative. As a result, the net effect is that the hedge ineffectiveness has an impact on earnings.
In all cases where the Bank is applying fair value hedge accounting, it is hedging interest rate risk through the use of interest rate swaps or caps. For those interest rate swaps and caps that are in fair value hedging relationships that do not qualify for the shortcut method of accounting, the Bank uses regression analysis to assess hedge effectiveness. Effectiveness testing is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the identified risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and to determine whether the hedge is expected to be highly effective in the future. Hedging relationships accounted for under the shortcut method are not tested for hedge effectiveness.
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
As of December 31, 2013, the Bank’s derivatives portfolio included $3.7 billion (notional amount) that was accounted for using the shortcut method, $19.5 billion (notional amount) that was accounted for using the long-haul method, and $8.0 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2012, the Bank’s derivatives portfolio included $5.2 billion (notional amount) that was accounted for using the shortcut method, $25.8 billion (notional amount) that was accounted for using the long-haul method, and $9.5 billion (notional amount) that did not qualify for hedge accounting.
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
Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. The fair values of the Bank’s mutual fund investments classified as trading securities were determined using Level 1 inputs.
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts, optional advance commitments, U.S Treasury Bills classified as trading securities and investment securities (debentures) classified as available-for-sale.
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
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the years ended December 31, 2012 and 2011, the Bank recorded total other-than-temporary impairment losses on certain of its non-agency RMBS classified as held-to-maturity. The fair values of these securities were estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities were classified as Level 3 measurements in the fair value hierarchy.
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
Prior to December 31, 2012, the Bank used the LIBOR swap curve to discount cash flows when determining the fair values of its interest rate exchange agreements. The Bank determined that most market participants had as of December 31, 2012 begun using the overnight index swap (“OIS”) curve to value certain collateralized interest rate exchange agreements and, as a result, the Bank concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on its interest rate exchange agreements at that date. The impact of this change was not significant as of December 31, 2012 or in 2013. However, depending upon the spreads between LIBOR and OIS rates, the use of the OIS curve to value the Bank's interest rate exchange agreements could result in increased hedge ineffectiveness on long-haul hedging relationships in the future, which could potentially lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material.
To value its available-for-sale debentures and its held-to-maturity MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. Recently, the Bank conducted reviews of the four pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures and was satisfied that those processes, methodologies and control procedures were adequate and appropriate.
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
The Bank’s fair value measurement methodologies for its assets and liabilities are more fully described in the audited financial statements accompanying this report (specifically, Note 17 beginning on page F-47).
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
In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine if any credit losses would have been recorded in earnings at December 31, 2013 if future home price changes were worse than those projected in its base case scenario. As of December 31, 2013, none of the Bank's non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
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
The non-credit portion of any other-than-temporary impairment losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive income to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional non-credit impairment is concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For debt securities for which other-than-temporary impairments are recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. In instances when there is a significant increase in a security's expected cash flows, the amount to be accreted is adjusted prospectively.
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
As of December 31, 2013, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $2.1 million and $37.9 million, respectively. At that date, the carrying values of these investment securities totaled $1.2 billion and $2.5 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2013, 2012 and 2011:
Investments
(in thousands)

	Carrying Value at December 31,
	2013	2012	2011
Trading securities
U.S. Treasury Bills	$999,505	$—	$—
Mutual fund investments related to employee benefit plans	8,252	7,541	6,034
Total trading securities	1,007,757	7,541	6,034
Available-for-sale debentures
U.S. government-guaranteed obligations	54,142	56,417	54,865
Government-sponsored enterprises	4,965,378	5,257,994	4,647,771
Other	436,173	457,742	225,061
Total available-for-sale debentures	5,455,693	5,772,153	4,927,697
Held-to-maturity securities
U.S. government-guaranteed obligations	32,689	38,759	45,342
Mortgage-backed securities
U.S. government-guaranteed obligations	10,110	12,973	16,692
Government-sponsored enterprises	4,990,347	4,947,206	6,109,080
Non-agency residential mortgage-backed securities	165,403	200,937	252,496
Total held-to-maturity mortgage-backed securities	5,165,860	5,161,116	6,378,268
Total held-to-maturity securities	5,198,549	5,199,875	6,423,610
Total securities	11,661,999	10,979,569	11,357,341
Interest-bearing deposits	344	254	223
Securities purchased under agreements to resell	—	3,000,000	500,000
Federal funds sold	1,468,000	2,219,000	1,645,000
Loan to other FHLBank	—	—	35,000
Total investments	$13,130,343	$16,198,823	$13,537,564

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2013. Maturities are based on the contractual maturities of the securities.
INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Bills	$999,505	$—	$—	$—	$999,505
Mutual fund investments related to employee benefit plans	8,252	—	—	—	8,252
Total trading securities	1,007,757	—	—	—	1,007,757
Available-for-sale debentures
U.S. government-guaranteed obligations	5,013	29,108	20,021	—	54,142
Government-sponsored enterprises	—	3,654,244	1,311,134	—	4,965,378
Other	21,838	231,604	182,731	—	436,173
Total available-for-sale debentures	26,851	3,914,956	1,513,886	—	5,455,693
Held-to-maturity securities
U.S. government-guaranteed obligations	—	16,376	8,483	7,830	32,689
Mortgage-backed securities
U.S. government-guaranteed obligations	—	908	—	9,202	10,110
Government-sponsored enterprises	5	10,350	9,287	4,970,705	4,990,347
Non-agency residential mortgage-backed securities	—	13,317	—	152,086	165,403
Total held-to-maturity securities	5	40,951	17,770	5,139,823	5,198,549
Total securities	1,034,613	3,955,907	1,531,656	5,139,823	11,661,999
Interest-bearing deposits	344	—	—	—	344
Federal funds sold	1,468,000	—	—	—	1,468,000
Total investments	$2,502,957	$3,955,907	$1,531,656	$5,139,823	$13,130,343
Yields
U.S. Treasury Bills	0.08%	—%	—%	—%	0.08%
Mutual fund investments related to employee benefit plans	1.60	—	—	—	1.60
Yield on trading securities	0.09	—	—	—	0.09
Available-for-sale debentures
U.S. government-guaranteed obligations	0.67	1.54	2.25	—	1.72
Government-sponsored enterprises	—	1.75	2.32	—	1.90
Other	0.73	1.38	2.03	—	1.62
Yield on available-for-sale debentures	0.72	1.73	2.28	—	1.88
Held-to-maturity securities
U.S. government-guaranteed obligations	—	0.65	0.41	0.27	0.50
Mortgage-backed securities
U.S. government-guaranteed obligations	—	0.58	—	0.62	0.62
Government-sponsored enterprises	0.48	0.55	1.56	0.65	0.65
Non-agency residential mortgage-backed securities	—	0.62	—	0.48	0.49
Yield on held-to-maturity securities	0.48	0.61	1.01	0.64	0.64
Yield on total securities	0.11%	1.72%	2.27%	0.64%	1.17%

Other available-for-sale debentures consisted of securities with a fair value of $436,173,000 at December 31, 2013 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only other issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2013.
Mortgage Loan Portfolio Analysis
The Bank’s outstanding mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2013 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2013	2012	2011	2010	2009
Real estate mortgages	$91,110	$121,478	$162,645	$207,168	$259,617
Nonperforming real estate mortgages	$694	$994	$1,203	$1,254	$1,115
Real estate mortgages past due 90 days or more and still accruing interest(1)	$253	$313	$944	$857	$2,515
Interest contractually due during the year on nonaccrual loans	$45
Interest actually received during the year on nonaccrual loans	$14
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2013 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2013	2012	2011	2010	2009
Balance, beginning of year	$183	$192	$225	$240	$261
Chargeoffs	(18)	(9)	(33)	(15)	(21)
Balance, end of year	$165	$183	$192	$225	$240
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2013.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.1%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.3
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	14.7
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	69.9
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.0
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $95.5 million at December 31, 2013. These deposits mature as follows: $93.5 million in three months or less, $1.0 million in over three months through six months and $1.0 million in over six months through twelve months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2013, 2012 and 2011 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2013	2012	2011
Consolidated obligation bonds
Outstanding at year end	$2,001	$3,100	$2,350
Weighted average rate at year end	0.17%	0.18%	0.13%
Daily average outstanding for the year	$1,314	$2,825	$1,490
Weighted average rate for the year	0.17%	0.18%	0.20%
Highest outstanding at any month end	$2,001	$3,800	$2,350
Consolidated obligation discount notes
Outstanding at year end	$5,985	$6,984	$9,799
Weighted average rate at year end	0.09%	0.15%	0.06%
Daily average outstanding for the year	$6,574	$8,823	$4,875
Weighted average rate for the year	0.10%	0.10%	0.08%
Highest outstanding at any month end	$7,569	$10,609	$9,799
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2012 through December 2013.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2012 through December 2013. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2012	$1.927	$1.868	(3.06)%	$1.983	2.91%	$1.903	(1.25)%	$1.961	1.76%

January 2013	1.707	1.629	(4.57)%	1.765	3.40%	1.675	(1.87)%	1.736	1.70%
February 2013	1.817	1.725	(5.06)%	1.878	3.36%	1.778	(2.15)%	1.850	1.82%
March 2013	1.852	1.748	(5.62)%	1.916	3.46%	1.809	(2.32)%	1.887	1.89%

April 2013	1.747	1.655	(5.27)%	1.807	3.43%	1.709	(2.18)%	1.784	2.12%
May 2013	1.821	1.692	(7.08)%	1.897	4.17%	1.764	(3.13)%	1.858	2.03%
June 2013	1.888	1.722	(8.79)%	1.979	4.82%	1.812	(4.03)%	1.932	2.33%

July 2013	1.707	1.532	(10.25)%	1.792	4.98%	1.626	(4.75)%	1.748	2.40%
August 2013	1.822	1.637	(10.15)%	1.930	5.93%	1.736	(4.72)%	1.880	3.18%
September 2013	1.983	1.811	(8.67)%	1.973	(0.50)%	1.912	(3.58)%	1.965	(0.91)%

October 2013	1.745	1.591	(8.83)%	1.743	(0.11)%	1.684	(3.50)%	1.725	(1.15)%
November 2013	1.884	1.693	(10.14)%	1.875	(0.48)%	1.805	(4.19)%	1.868	(0.85)%
December 2013	1.983	1.756	(11.45)%	1.993	0.50%	1.883	(5.04)%	1.999	0.81%
____________________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent from December 2012 through July 2013 and a floor of 0.10 percent from August 2013 through December 2013.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2012 through December 2013.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2012	0.47	(0.40)	0.07	1.56	1.87	2.54	3.39	3.41

January 2013	0.48	(0.41)	0.07	1.62	2.69	3.74	3.79	3.93
February 2013	0.53	(0.44)	0.09	1.96	2.97	3.93	4.15	4.25
March 2013	0.55	(0.46)	0.09	1.93	3.29	4.33	4.37	4.44

April 2013	0.54	(0.45)	0.09	1.96	3.15	4.12	4.66	4.64
May 2013	0.57	(0.43)	0.14	2.62	4.02	5.11	4.03	4.48
June 2013	0.56	(0.35)	0.21	3.97	4.92	6.11	3.08	4.60

July 2013	0.55	(0.33)	0.22	4.59	5.74	7.09	3.54	5.23
August 2013	0.59	(0.34)	0.25	4.74	5.68	7.01	3.32	5.37
September 2013	0.62	(0.49)	0.13	2.59	4.92	6.56	(1.14)	5.31

October 2013	0.59	(0.51)	0.08	2.01	5.13	7.15	(0.37)	5.90
November 2013	0.65	(0.52)	0.13	2.69	5.88	7.65	(0.49)	5.96
December 2013	0.67	(0.41)	0.26	4.25	6.40	8.22	0.00	5.77
____________________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.35 percent from December 2012 through July 2013 and a floor of 0.10 percent from August 2013 through December 2013.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2013.
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
As of December 31, 2013, the Bank also held approximately $5.2 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2013 a total of $4.1 billion (notional balance) of stand-alone interest rate caps with strike rates ranging from 6.0 percent to 7.0 percent and maturities ranging from 2014 to 2018. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
Because the majority of the Bank’s variable-rate debt is indexed to three-month LIBOR, the Bank’s portfolio of variable-rate CMOs and other assets indexed to one-month LIBOR also presents risk to periodic changes in the spread between one-month and three-month LIBOR. To offset this risk, the Bank maintains a portfolio of basis swaps that convert three-month repricing debt to one-month repricing frequency.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2013, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
As noted above, the Bank typically manages interest rate risk on a transaction by transaction basis as much as possible. To the extent that the Bank finds it necessary or appropriate to modify its interest rate risk position, it would normally do so through one or more cash or interest rate derivative transactions, or a combination of both. For instance, if the Bank wished to shorten its duration of equity, it would typically do so by issuing additional fixed-rate debt with maturities that correspond to the maturities of specific assets or pools of assets that have not previously been hedged. This same result might also be implemented by executing one or more interest rate swaps to convert specific assets from a fixed rate to a variable rate of interest. A similar approach would be taken if the Bank determined it was appropriate to extend rather than shorten its duration.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2013, 2012 and 2011, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-58.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2013 and 2012.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$61,944	$61,280	$65,184	$55,430	$243,838
Net interest income	34,809	36,506	42,359	34,183	147,857
Other income (loss)
Net gains (losses) on trading securities	344	(104)	687	322	1,249
Net gains (losses) on derivatives and hedging activities	1,788	3,088	(663)	268	4,481
Gains on early extinguishment of debt	—	—	5,642	1,643	7,285
Letter of credit fees and other, net	1,694	1,902	1,893	2,188	7,677
Other expense	18,512	16,846	17,104	18,451	70,913
AHP assessments	2,013	2,455	3,282	2,016	9,766
Net income	18,110	22,091	29,532	18,137	87,870

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$81,296	$78,600	$79,302	$70,267	$309,465
Net interest income	40,646	40,557	41,727	38,459	161,389
Other income (loss)
Credit component of other-than temporary impairment losses on held-to-maturity securities	(214)	(146)	—	—	(360)
Net gains (losses) on trading securities	182	(122)	309	107	476
Net gains (losses) on derivatives and hedging activities	2,577	(39)	(7,108)	(3,018)	(7,588)
Gains on other liabilities carried at fair value under the fair value option	1,142	1,223	130	3	2,498
Letter of credit fees and other, net	1,742	1,734	1,866	1,835	7,177
Other expense	19,110	18,198	17,195	18,208	72,711
AHP assessments	2,697	2,502	1,973	1,918	9,090
Net income	24,268	22,507	17,756	17,260	81,791
As discussed previously in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the OCC closed FNB Edinburg on September 13, 2013 and the FDIC was named receiver. On September 17, 2013, FNB Edinburg's advances were fully repaid by the FDIC. Interest income for the third quarter of 2013 includes $9 million of net prepayment fees associated with the repayment of these advances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Bank’s management, under the supervision and with the participation of its Interim Chief Executive Officer and Chief Accounting Officer (performing the function of the principal financial officer of the Bank), conducted an evaluation of the effectiveness of the Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Bank’s Interim Chief Executive Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this report, the Bank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its Interim Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2013 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2013, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 4, 2013, the Director of the Finance Agency designated that, for 2014, the Bank would have 9 member directors and 7 independent directors. With respect to the director elections that the Bank conducted during calendar year 2013, for terms beginning January 1, 2014, the order designated that one member director would be elected in Arkansas, one member director would be elected in Louisiana, one member director would be elected in Texas and two independent directors would be elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2014, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4. Currently, one of the four member directorships allocated to the state of Texas is vacant, as further discussed below.
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
On March 5, 2014, Julie A. Cripe ceased to meet the eligibility requirements to serve as a member director representing the state of Texas and, consequently, her term as a director of the Bank ended on that date. On March 5, 2014, Ms. Cripe's member institution, Texas-based OMNIBANK, N.A., was merged with and into Bank of the Ozarks, an Arkansas state chartered bank. Prior to the merger, Ms. Cripe served as a board member, President and Chief Executive Officer of OMNIBANK, N.A. Upon the closing of the merger, Ms. Cripe became an officer of Bank of the Ozarks and in so doing she no longer satisfied the eligibility requirements to occupy the Texas member directorship to which she previously had been elected. Ms. Cripe had served as a member director representing the state of Texas since January 1, 2010.
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
As determined by the Bank, at least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The remainder of the independent directors must have demonstrated knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; or the law. The independent director’s knowledge of or experience in the above areas should be commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. The Bank’s Board of Directors has designated two of its independent directors, Dianne W. Bolen and C. Kent Conine, as public interest directors.
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

2014 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 24, 2014):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
James H. Clayton, Chairman (Member)	62	2005	2014	(a)(b)(c)(d)(e)(f)(g)
Mary E. Ceverha, Vice Chairman (Independent)	69	2004	2014	(a)(b)(c)(d)(e)(f)(g)
Dianne W. Bolen (Independent)	65	2012	2014	(e)(f)
Patricia P. Brister (Independent)	67	2008	2015	(c)(e)(g)
Tim H. Carter (Member)	59	2013	2016	(b)(d)
Albert C. Christman (Member)	62	2014	2017	(a)(d)
C. Kent Conine (Independent)	59	2007	2017	(c)(e)(f)(g)
W. Wesley Hoskins (Member)	62	2013	2016	(e)(f)
Michael C. Hutsell (Member)	63	2014	2017	(b)(f)
Sally I. Nelson (Independent)	60	2014	2017	(b)(c)
Joseph F. Quinlan, Jr. (Member)	66	2008	2016	(a)(c)(d)(g)
Robert M. Rigby (Member)	67	2010	2015	(a)(c)
John P. Salazar (Independent)	71	2010	2015	(d)(e)(f)(g)
Margo S. Scholin (Independent)	63	2007	2016	(b)(d)(g)
Ron G. Wiser (Member)	57	2010	2014	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning Committee

(e)	Member of Government Relations Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive Committee
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

Dianne W. Bolen serves as Executive Director of the Mississippi Home Corporation in Jackson, Mississippi and has served in that capacity since 1997. The Mississippi Home Corporation is a state housing finance agency that provides rental and homeownership programs to persons of low to moderate income. Ms. Bolen joined the Mississippi Home Corporation in 1990. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. Ms. Bolen has also served as Assistant Secretary Treasurer since 1990. Until recently, Ms. Bolen served on the board of directors of the National Council of State Housing Agencies ("NCSHA"). She currently co-chairs the NCSHA's Municipal Disclosure Task Force. Ms. Bolen is a member of the National Mortgage Bankers Association and the Affordable Housing Tax Credit Coalition. She also serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors. Ms. Bolen previously served on the Bank's affordable housing Advisory Council from 1998 through 1999 and from 2007 through 2009.
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
Albert C. Christman serves as a director, President and Chief Executive Officer of Guaranty Bank & Trust Company of Delhi (a member of the Bank located in Delhi, Louisiana) and its privately held holding company, Delhi Bancshares, Inc., and has served in those capacities since 1986. Since 1987, Mr. Christman has also served on the boards of directors of First National Bankers Bank, a member of the Bank, and its privately held holding company, First National Bankers Bankshares, Inc. Mr. Christman is the founder of Delhi Charter School and Community Financial Insurance Center, LLC. He has served as Chairman of both organizations since their inception in 2001 and 2004, respectively. Further, Mr. Christman serves as a director and Chief Executive Officer of Southern Fidelity Agency, Inc., a privately held insurance company he founded in 1998. He is a past chairman of the Louisiana Bankers Association.
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
W. Wesley Hoskins serves as a director, President and Chief Executive Officer of First Community Bank (a member of the Bank located in Corpus Christi, Texas). Mr. Hoskins has served as President and Chief Executive Officer since 1997 and as a director since 1992. Since 1999, he has also served as Chairman of Coastal Bend Bancshares, Inc., First Community Bank's privately held holding company. In addition, Mr. Hoskins has served as a director and President of WBH Inc., a privately held real estate holding company in Premont, Texas since August 1996 and as President of LTF Holdings, Inc., a privately held real estate holding company in Corpus Christi, Texas since September 2010. He is a current member and past chairman of the Texas Bankers Association. Mr. Hoskins currently serves as chairman of the ABA's BankPac Committee. He also serves as chairman of the Corpus Christi Chamber of Commerce.

Michael C. Hutsell serves as a board member and President of First Security Bank in Searcy, Arkansas. Mr. Hutsell joined First Security Bank, a member of the Bank, in 1989 and has served as a board member and President since March 2006. From January 2002 to March 2006, he served as Executive Vice President and from October 1996 to January 2002, he served as Operations Officer. Mr. Hutsell currently serves on the boards of directors of the City of Searcy Planning Commission, the Sunshine School (a private school for students with developmental disabilities in Searcy, Arkansas) and Main Street Searcy. He is a past chairman of the Searcy Chamber of Commerce and the Searcy Kiwanis Club.
Sally I. Nelson serves as an advisor to the Huntsville Memorial Hospital board of directors and is the chairman of the Huntsville Memorial Hospital Foundation in Huntsville, Texas and has served in such capacities since January 2012. From 2007 until January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as a board member and officer of the Greater Houston Area Chapter of the American Red Cross from 2005 to 2008. From 1986 to 2004, Ms. Nelson served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas. From 1999 to 2005, she served as chair of the Finance and Audit committees of the United Way of Houston. Ms. Nelson is a Certified Public Accountant.
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
Robert M. Rigby serves as Market President of Liberty Bank in North Richland Hills, Texas (a member of the Bank) and has served in that capacity since August 2008. From 1998 to August 2008, he served as a director, President and Chief Executive Officer of Liberty Bank. Since August 2008, he has served as an advisory director for Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He currently serves as an advisory director for the Texas Tech University School of Banking and as an advisory director for the North Texas Special Needs Assistance Partners. In addition, Mr. Rigby serves as vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the ABA’s BankPac Committee and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees and the board of directors of the Birdville ISD Education Foundation. He is also a past chairman of the Northeast Tarrant Chamber of Commerce. Mr. Rigby currently serves as Vice Chairman of both the Risk Management and the Compensation and Human Resources Committees of the Bank’s Board of Directors.
John P. Salazar is an attorney and director with the law firm of Rodey, Dickason, Sloan, Akin & Robb, P.A. in Albuquerque, New Mexico, where he specializes in real estate-related matters, including land use and development law. He has been with Rodey, Dickason, Sloan, Akin & Robb, P.A. since 1968 and has represented single-family residential and multifamily housing developers and builders. Mr. Salazar currently serves as chairman of the board of directors of the Inter-American Foundation. He also serves on the board of directors of the KIMO Foundation and is a member of the Albuquerque Economic Forum, the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. Mr. Salazar previously served on the board of directors of the Greater Belen Economic Development Corporation and the board of trustees of the Albuquerque Community Foundation. Further, he is a past board chairman of the Albuquerque Hispano Chamber of Commerce and the Greater Albuquerque Chamber of Commerce. Mr. Salazar currently serves as Chairman of the Government Relations Committee of the Bank’s Board of Directors.
Margo S. Scholin is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specialized in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin joined Baker Botts L.L.P. in 1983 and was a partner from 1991 until her retirement in December 2010. She currently serves on the board of directors of the University of Houston Law Center Law Review. Ms. Scholin is a past chairman of the board of directors of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse and has served on numerous other non-profit boards. She currently serves as Chairman of the Strategic Planning Committee of the Bank’s Board of Directors.

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

Ms. Bolen was appointed by the Bank’s Board of Directors to fulfill the unexpired term of an independent director beginning November 5, 2012. Ms. Bolen brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and finance. She serves as the Executive Director and Assistant Secretary Treasurer for the Mississippi Home Corporation. From 1998 through 1999 and from 2007 through 2009, Ms. Bolen served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Until recently, Ms. Bolen served on the board of directors of the NCSHA. She currently co-chairs the NCSHA's Municipal Disclosure Task Force.
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
Mr. Conine was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2014. He has served on the Bank’s Board of Directors since April 10, 2007. He brings to the Board extensive knowledge of affordable housing, homebuilding, mortgage finance and government relations. Mr. Conine heads a company that specializes in the development of single-family and multifamily housing. From 1997 to 2011, he served as a director of the Texas Department of Housing and Community Affairs and was chairman of the board of directors of TDHCA from 2009 to 2011. In 2003, he served as president of the National Association of Home Builders. Mr. Conine has testified before the U.S. Congress on proposed legislation regarding GSEs and he also served on the board of directors of another SEC registrant from July 2004 to February 2008.
Ms. Nelson was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2014. Ms. Nelson brings to the Board extensive experience in accounting, finance, organizational management, corporate governance and matters involving executive compensation. She currently serves as an advisor to the Huntsville Memorial Hospital board of directors and is the chairman of the Huntsville Memorial Hospital Foundation. From 2007 to January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas for 18 years. In addition, she has served on numerous boards of directors. Ms. Nelson is a Certified Public Accountant.
Mr. Salazar was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2012. He has served on the Bank's Board of Directors since January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb, P.A. for over 40 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as chairman of the board of directors of the Inter-American Foundation and as a director of the KIMO Foundation. Mr. Salazar is also a member of the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. He has previously served on the boards of several other non-profit organizations that promote economic development, housing availability and/or housing finance.
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

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 24, 2014). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Paul Joiner	61	Interim President and Chief Executive Officer	1986
Brehan Chapman	37	Senior Vice President and Chief Administrative Officer	2009
Sandra Damholt	61	Senior Vice President and General Counsel	2010
Emanuel Edmondson	44	Senior Vice President and Chief Information Officer	2003
Tom Lewis	51	Senior Vice President and Chief Accounting Officer	2003
Gustavo Molina	41	Senior Vice President and Chief Banking Operations Officer	2009
Michael Sims	48	Executive Vice President and Chief Financial Officer	1998
Scott Trapani	51	Senior Vice President and Chief Risk Officer	2013
Paul Joiner serves as Interim President and Chief Executive Officer of the Bank and has served in that capacity since September 2013. Prior to that, he served as Senior Vice President and Chief Strategy Officer of the Bank from June 2007 to September 2013 and from February 2005 to June 2006. As Chief Strategy Officer, Mr. Joiner had responsibility for corporate planning, financial forecasting and research, including market research and analysis. From June 2006 to June 2007, he served as Chief Risk Officer of the Bank. In this role, Mr. Joiner had responsibility for the Bank’s risk management functions and income forecasting. He joined the Bank in August 1983 and served in various marketing, planning and financial positions prior to his appointment as Director of Research and Planning in September 1999, a position he held until his appointment as Chief Strategy Officer in February 2005. Mr. Joiner served as a Vice President of the Bank from 1986 until 1993, when he was promoted to Senior Vice President. Mr. Joiner currently serves on the Council of Federal Home Loan Banks.
Brehan Chapman serves as Senior Vice President and Chief Administrative Officer. In this capacity, Ms. Chapman has responsibility for the Bank’s corporate communications, government and industry relations, and human resources. She joined the Bank in December 2004 as a Content Management Specialist. In November 2005, Ms. Chapman was promoted to Corporate Communications Manager, a position she held until her appointment as Vice President and Director of Corporate Communications and External Affairs in July 2009. In November 2013, her responsibilities were expanded to include human resources. Ms. Chapman also serves as the Bank’s Corporate Secretary and has served in that capacity since February 2008. She was promoted to Senior Vice President in January 2012 and to Chief Administrative Officer in February 2014. Prior to joining the Bank, Ms. Chapman served as the Public Relations Manager for Waubonsee Community College from 2001 to 2004.
Sandra Damholt serves as Senior Vice President and General Counsel of the Bank. Ms. Damholt joined the Bank in October 2009 as Deputy General Counsel, and was promoted to Vice President and General Counsel in October 2010. She was promoted to Senior Vice President in January 2014. Prior to joining the Bank, Ms. Damholt served as Senior Vice President and General Counsel of Dovenmuehle Mortgage, Inc. from January 2008 through May 2009. From 2000 to 2007, Ms. Damholt served in several capacities for the Federal Home Loan Bank of Chicago, including Deputy General Counsel and Director of Compliance and Ethics. Prior to that, Ms. Damholt served in various legal and management roles in the financial services industry, including 13 years with PNC Mortgage Corporation (formerly Sears Mortgage Corporation) and 3 years with the State of Oklahoma Department of Banking.
Emanuel Edmondson serves as Senior Vice President and Chief Information Officer of the Bank and has served in that capacity since November 2013. As Chief Information Officer, Mr. Edmondson has responsibility for information technology, information security, and property and facilities management. Mr. Edmondson joined the Bank initially in December 1997 as Information Security Specialist, a position he held until he joined the Federal Home Loan Bank of Pittsburgh in February 2001, where he served as Vice President and Information Security Manager. In February 2003, Mr. Edmondson re-joined the Bank as Information Security Manager. In January 2004, he was promoted to Vice President and Director of Security. Mr. Edmondson served in that capacity until his appointment as Senior Vice President and Director of Technical Services and Security in July 2009, a position he held until his appointment as Chief Information Officer. From 1988 to 1995, Mr. Edmondson served in the United States Army as an electronic warfare signals intelligence analyst.
Tom Lewis serves as Senior Vice President and Chief Accounting Officer of the Bank. He joined the Bank in January 2003 as Vice President and Controller and was promoted to Senior Vice President in April 2004 and to Chief Accounting Officer in February 2005. From May 2002 through December 2002, Mr. Lewis served as Senior Vice President and Chief Financial Officer for Trademark Property Company (“Trademark”), a privately held commercial real estate developer. Prior to joining Trademark, Mr. Lewis served as Senior Vice President, Chief Financial Officer and Controller for AMRESCO Capital Trust

(“AMCT”), a publicly traded real estate investment trust, from February 2000 to May 2002. From AMCT’s inception in 1998 until February 2000, he served as Vice President and Controller. Prior to that, Mr. Lewis served in a number of accounting and finance positions with AMRESCO, INC., a publicly traded financial services company, from 1995 to 1998 and Prentiss Properties Limited, Inc., a privately held commercial real estate company, from 1989 to 1995. From 1985 to 1989, he served as an auditor for Price Waterhouse LLP. Mr. Lewis is a Certified Public Accountant.
Gustavo Molina serves as Senior Vice President and Chief Banking Operations Officer. In this capacity, Mr. Molina oversees the Bank’s credit operations, credit services, collateral services, safekeeping function, correspondent operations and compliance function. He joined the Bank in April 2002 as Credit Operations Manager and was promoted to Credit and Collateral Vault Operations Manager in 2004, to Customer Operations and Support Manager in 2007 and to Director of Banking Operations in 2009, a position he held until his appointment as Chief Banking Operations Officer in February 2014. From December 2010 to September 2011, Mr. Molina also had oversight responsibility for the Bank's credit risk management functions. From November 2013 through mid-March 2014, Mr. Molina’s responsibilities also included the Bank's internal controls function. Mr. Molina served as a Vice President of the Bank from 2009 to 2011. He was promoted to Senior Vice President in 2011. Prior to joining the Bank, Mr. Molina served as a Project Manager in the Operational Control and Risk Management Department of Fleet Bank Boston Financial (now Bank of America).
Michael Sims serves as Executive Vice President and Chief Financial Officer of the Bank. From January 2010 through December 2013 and from April 2009 through December 2013, Mr. Sims also served as Chief Operating Officer and Executive Vice President - Finance, respectively. Mr. Sims has served as Chief Financial Officer since February 2005. Prior to his appointment as Chief Financial Officer, Mr. Sims served as Treasurer of the Bank. From February 2005 to February 2006, he served as both Chief Financial Officer and Treasurer of the Bank. Mr. Sims joined the Bank in 1989 and has served in various financial and asset/liability management positions during his tenure with the institution. Since November 1998, he has had overall responsibility for the Bank’s treasury operations. In February 2005 and August 2008, Mr. Sims’ responsibilities were expanded to include member sales and community investment, respectively. From April 2009 through December 2013, Mr. Sims’ responsibilities also included accounting. Mr. Sims served as a Vice President of the Bank from 1998 to 2001 and as a Senior Vice President from 2001 to April 2009.
Scott Trapani serves as Senior Vice President and Chief Risk Officer of the Bank and has served in that capacity since joining the Bank in July 2013. In this capacity, Mr. Trapani has responsibility for the Bank’s market risk, credit risk and, beginning March 17, 2014, operations risk functions. Prior to joining the Bank, Mr. Trapani served as Chief Risk and Compliance Officer for Invesco, Ltd. (“Invesco”) from February 2008 to July 2013. As Invesco’s Chief Risk and Compliance Officer, he led the risk and compliance functions for its banking and alternative asset businesses, including WL Ross & Co., Invesco Private Capital and Atlantic Trust Private Wealth Management. Prior to that, Mr. Trapani served as Group Vice President of Risk Management for SunTrust Bank (from 2005 to 2008), as Chief Risk Officer for GE Capital International Financing Corporation (from 2002 to 2005), as a consultant for KPMG LLP (from 1997 to 2002), and as Regional Director of Banking Analytics for the FDIC’s San Francisco Office (from 1992 to 1997). Throughout his tenure with KPMG LLP, Mr. Trapani served as the Resident Advisor to the Poland, Moldova and Ukraine central banks. Mr. Trapani began his career in 1987 as a commissioned federal bank examiner in the FDIC’s Phoenix Field Office. He is a Chartered Financial Analyst.
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
Code of Ethics
The Board of Directors has adopted a code of ethics that applies to the Bank’s Chief Executive Officer, Chief Accounting Officer (who serves as the Bank's principal accounting officer and, effective January 1, 2014, the Bank's principal financial officer), and Chief Financial Officer (collectively, the Bank’s “Senior Financial Officers”). Annually, the Bank’s Senior Financial Officers are required to certify that they have read and complied with the Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics for Senior Financial Officers is filed as an exhibit to this report and is also available on the Bank’s website at www.fhlb.com by clicking on “About FHLB Dallas,” then “Governance” and then “Code of Ethics for Senior Financial Officers.”
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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable the Bank to achieve its short- and long-term strategic business objectives. For our executives, we attempt to accomplish this goal through a mix of base salary, short- and long-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 110.
For 2013, our named executive officers were: Terry Smith, our former President and Chief Executive Officer, who resigned effective September 23, 2013; Paul Joiner, who has served as our Interim President and Chief Executive Officer since September 17, 2013 (prior to September 17, 2013, Mr. Joiner served as Senior Vice President and Chief Strategy Officer); Michael Sims, who served as Chief Operating Officer, Executive Vice President — Finance and Chief Financial Officer (and as our principal financial officer) in 2013 (effective January 1, 2014, Mr. Sims serves as Executive Vice President and Chief Financial Officer); Tom Lewis, who serves as Senior Vice President and Chief Accounting Officer (effective January 1, 2014, Mr. Lewis was designated as our principal financial officer); Sandra Damholt, who served as Vice President and General Counsel in 2013 (Ms. Damholt was promoted to Senior Vice President effective January 1, 2014); Emanuel Edmondson, who has served as Senior Vice President and Chief Information Officer since November 20, 2013 (prior to his appointment as Chief Information Officer, Mr. Edmondson served as Director of Technical Services); and Nancy Parker, our former Chief Operating Officer and Executive Vice President — Operations, who resigned effective November 15, 2013. Messrs. Joiner, Sims and Lewis each served as executive officers in years prior to 2013. Ms. Damholt and Mr. Edmondson, among others, were designated as executive officers in late 2013 to reflect the organizational changes that were made following the resignations of Mr. Smith and Ms. Parker.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation that is consistent with the executive’s responsibilities and individual performance and our overall business results. The Committee and Board of Directors have defined the competitive market for our executives as the other 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) and non-depository financial services institutions with approximately $20 billion in assets as represented by broad-based survey data provided by the Economic Research Institute ("ERI"). Aside from the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based compensation, we purposely exclude this form of compensation from our comparative analyses because, as a cooperative whose stock can only be held by member institutions, we cannot offer equity-based incentives.

Generally, it was our overall intent to provide total direct compensation, comprised of base salary and targeted incentive opportunities, for Mr. Smith at or above the median compensation for his position. For our other executive officers, it has generally been our overall intent to provide total direct compensation at or near the competitive market median for comparable positions.
Responsibility for Compensation Decisions
The Board of Directors makes all decisions regarding the compensation of our President and Chief Executive Officer. The President and Chief Executive Officer's performance is reviewed annually and such review is typically conducted by the full Board. The Committee is responsible for making recommendations to the Board of Directors regarding the President and Chief Executive Officer's compensation. The Board of Directors is responsible for reviewing and approving and has discretion to modify any of the recommendations regarding the President and Chief Executive Officer's compensation that are made by the Committee.
The President and Chief Executive Officer annually reviews the performance and has responsibility and authority for setting the base salaries of our other executive officers. The performance reviews for all of our executive officers are generally conducted in December of each year and salary adjustments, if any, are typically made on January 1 of the following year. While the President and Chief Executive Officer's base salary recommendations (including supporting competitive market pay data and the President and Chief Executive Officer's assessments of each executive’s individual performance) are shared with the Committee and the full Board, approval by the Committee or Board of Directors is not required.
The President and Chief Executive Officer can make additional base salary adjustments at any time during the year if warranted based on compelling market data, job performance and/or other internal factors, such as a change in job responsibilities. In the absence of a promotion or a change in an officer’s job responsibilities, base salary adjustments on any date other than January 1 are rare.
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees, including our named executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (in which our current named executive officers participate) and the plans for our Risk and Internal Audit Departments.
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
The Finance Agency requires us to provide advance notice of pending actions to be taken by our Board of Directors or President and Chief Executive Officer with respect to any aspect of the compensation of one or more of our named executive officers. As part of the notification process, we are required to provide the proposed compensation actions and any supporting materials, including studies of comparable compensation.
Use of Compensation Consultants and Surveys
Annually, we typically engage one or more independent compensation consultants to help ensure that the elements of our executive compensation program are both competitive and targeted at or near market-median compensation levels.
In August 2012, the Committee and Board of Directors engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) to conduct the annual competitive market analysis of Mr. Smith’s total direct compensation. Also in August 2012, we engaged Pearl Meyer to conduct a competitive market pay study for a group of our officers (including, among others, all of our other named executive officers for 2013 except Mr. Edmondson) in connection with the determination of their compensation for 2013. For each of these assignments, Pearl Meyer used the competitive market pay data provided by the 2012 FHLBank Key Position Compensation Survey conducted by Reimer Consulting as well as compensation and specific salary survey data provided by ERI, a recognized leader in survey analyses and web-based collection of compensation survey data. The FHLBank Key Position Compensation Survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.

The ERI database consists of both proxy statement information and a compilation of compensation data obtained from numerous sources, including subscriber-provided data and purchased surveys. While the information gathered from proxy statements can be attributed to specific companies, individual organizations that otherwise participate in the database compilation cannot be specifically identified. Pearl Meyer used ERI data for organizations with an SIC code of 6100 (“Finance, Insurance, and Real Estate — Non-depository Credit Institutions”). This SIC code is comprised of the following primary sub-categories: 611 — Federal and Federally-sponsored Credit Agencies; 614 — Personal Credit Institutions; 615 — Business Credit Institutions; and 616 — Mortgage Bankers and Brokers. There were in excess of 200 institutions in the database for non-depository credit institutions (SIC code 6100) at the time the analysis was conducted. Using regression analysis, the ERI software database enabled Pearl Meyer to statistically approximate the competitive market survey data for the requested positions at non-depository financial services institutions with approximately $20 billion in assets.
Mr. Smith utilized the information provided by the Pearl Meyer study and the results of the 2012 FHLBank Key Position Compensation Survey when making his compensation decisions for Mr. Joiner, Mr. Sims, Ms. Damholt, Mr. Lewis and Ms. Parker for 2013. For those positions that did not allow for precise comparisons, Mr. Smith made subjective adjustments based on his experience and general knowledge of the competitive market.
Elements of Executive Compensation
We rely upon a mix of base salary, short- and long-term incentive compensation, and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
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
On December 20, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved our 2011 LTIP, subject to the Finance Agency's review. On July 21, 2011, the Finance Agency provided comments to the Committee regarding the 2011 LTIP. In response to those comments, the Board, acting upon a recommendation from the Committee, approved certain modifications to the 2011 LTIP on August 5, 2011. Among other modifications, the weight given to the LTIP goal achievement in the annual incentive award calculations was increased from 35 percent to 50 percent and the weight given to the VPP goal achievement was reduced from 65 percent to 50 percent, as further described below. On September 22, 2011, the Finance Agency informed us that it did not object to the revised 2011 LTIP. The 2011 LTIP was retroactively effective as of January 1, 2011 and it covered the three-year performance period that ended on December 31, 2013.
On December 7, 2011, the Board of Directors, acting upon a recommendation from the Committee, approved our 2012 LTIP, subject to the Finance Agency's review. On July 18, 2012, the Finance Agency informed us that it did not object to the 2012 LTIP. The 2012 LTIP was retroactively effective as of January 1, 2012 and it covers the three-year performance period that will end on December 31, 2014.
On December 5, 2012, the Board of Directors, acting upon a recommendation from the Committee, approved our 2013 LTIP, subject to the Finance Agency's review. On March 21, 2013, the Finance Agency informed us that it did not object to the 2013 LTIP. The 2013 LTIP was retroactively effective as of January 1, 2013 and it covers the three-year performance period that will end on December 31, 2015.
In connection with the approvals of the 2010, 2011, 2012 and 2013 LTIPs, the Board of Directors modified the formulas that are used to compute awards under our annual VPP beginning in 2012, as it relates to our executive officers and the other designated LTIP participants. These modifications reduce the amounts that can be earned under our VPP such that the LTIP participants’ combined annual incentive opportunities (relating to both short-term and long-term incentives) remain substantially the same as they were under our VPP in years prior to 2012 (that is, 43.75 percent of base salary for our named executive officers other than Mr. Smith) with certain exceptions. Prior to his resignation, Mr. Smith's annual incentive opportunities (relating to both short-term and long-term incentives) could not exceed 60 percent of his base salary, with certain exceptions. Among other things, the 2010 LTIP provided for additional incentive payments equal to either 5 percent or 10 percent of a participant’s base salary as of January 1, 2010 if certain achievement levels were met and the 2011, 2012 and 2013 LTIPs each provide (or, in the case of the 2011 LTIP, provided) for additional incentive payments equal to either 10 percent or 15 percent of a participant's average base salary (over the respective three-year performance periods) if certain achievement levels are (or were) met. For 2012, the formula was modified such that the results of the 2012 VPP goal achievement and the 2010 LTIP goal achievement were weighted 65 percent and 35 percent, respectively, to determine the total incentive award payout for 2012 before the additional incentive award opportunities referred to in the preceding sentence. For 2013, the results of the 2013 VPP goal achievement and the 2011 LTIP goal achievement were each weighted 50 percent to determine the total incentive award payout before the additional incentives referred to above. Similarly, the results of the 2014 VPP goal achievement and the 2012 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2014 before the additional incentives referred to above. Likewise, the results of the 2015 VPP goal achievement and the 2013 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2015 before the additional incentives referred to above. The implementation of the LTIP did not affect the operation of our VPP for 2011.
The maximum award percentages for our named executive officers are reviewed and approved annually by the Committee and Board of Directors with the intent that the target award opportunity is at or near the median for our defined competitive markets for each of our named executive officers.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that comprise our overall compensation program for executive officers.
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our officers. In the case of Mr. Smith, we had targeted his base salary within the top quartile of the base salaries paid to the 12 FHLBank Presidents based upon his tenure in relation to the other Presidents and his leadership roles within the FHLBank System. In the case of our other executive officers, we target base salary compensation at or near the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within the FHLBank System. The determination of base salaries is generally independent of the decisions regarding other elements of compensation, but some other elements of compensation are dependent upon the determination of base salary, to the extent they are expressed as percentages of base salary.
In establishing Mr. Smith’s base salary for 2013, the Committee and Board of Directors took into consideration his individual job performance, our overall corporate operating goal achievement in 2012, our LTIP goal achievement over the three-year performance period that ended on December 31, 2012, the competitive market pay data obtained from the 2012 FHLBank Key Position Compensation Survey and the ERI survey data for organizations with an SIC code of 6100 ("Finance, Insurance, and Real Estate - Non-depository Credit Institutions"). The competitive market data indicated that Mr. Smith's base salary was approximately 7 percent above the market median for non-depository financial services institutions with approximately $20 billion in assets and approximately 15 percent above the market median for the FHLBanks. In addition, his base salary remained within the top quartile of the base salaries paid to the 12 FHLBank Presidents. Further, the competitive market data indicated that Mr. Smith's base salary and targeted incentive opportunities (discussed below) were approximately 13 percent lower than the market median for non-depository financial services institutions with approximately $20 billion in assets and 3 percent higher than the market median for the FHLBanks. Taking all of the factors enumerated above into consideration, the Committee and Board of Directors gave Mr. Smith a standard merit increase of 3.0 percent for 2013.
The executive officers other than the President and Chief Executive Officer are each assigned a job grade level with a specific salary range that reflects the internal and external pay levels deemed appropriate for each position based on competitive market data, job duties and responsibilities, and our desire to retain qualified individuals in these job positions. These salary ranges are adjusted annually to reflect the cost of living impact on wage structures in our competitive market. In addition, the assignment of an executive officer to a specific job grade level is reviewed periodically and is subject to change as the relative worth of a given position in our competitive market may change over time, necessitating a move to a higher or lower job grade level.

In setting the base salaries of Mr. Joiner, Mr. Sims, Ms. Damholt, Mr. Lewis and Ms. Parker for 2013, Mr. Smith considered the competitive market pay data from the various sources referred to above and each officer’s individual performance. The competitive market data for 2012 indicated that these officers’ base salaries were within a range of plus or minus: (a) 18 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 34 percent of the market median for the FHLBanks. Further, the competitive market data indicated that these officers' base salaries and targeted incentive opportunities (discussed below) were within a range of plus or minus (a) 32 percent of the market median for non-depository financial services institutions with approximately $20 billion in assets and (b) 44 percent of the market median for the FHLBanks. Based on this data, Mr. Smith gave Mr. Sims, Ms. Parker and Ms. Damholt above standard merit increases of 5.0 percent, while Mr. Joiner and Mr. Lewis received standard merit increases of 3.0 percent for 2013. Ms. Parker set Mr. Edmondson's base salary for 2013.
The base salaries of our named executive officers for 2013, 2012 and 2011 (or, in the case of Ms. Damholt and Mr. Edmondson, for 2013 only as neither of these officers was a named executive officer in 2012 or 2011) are presented in the Summary Compensation Table on page 110.
Short-Term Incentive Compensation
All of our regular, full-time employees participate in our VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). Potential individual award percentages vary based upon an employee’s job grade level and are higher for those persons serving as senior officers of the Bank. Our VPP provides for substantially the same method of allocation of benefits between management and non-management participants, except for certain members of our sales staff, both management and non-management employees in our Risk and Internal Audit departments and, prior to his resignation, Mr. Smith. None of the employees in our Sales, Risk or Internal Audit Departments serve as an executive officer with the exception of Scott Trapani, our Senior Vice President and Chief Risk Officer. The VPP objectives for both management and non-management employees in our Risk and Internal Audit departments, as well as certain members of our sales staff, differ from those that apply to all of our other employees, including our named executive officers. Among other things, the VPP plans for employees in our Risk and Internal Audit departments do not include a corporate profitability component.
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
For 2013, we used the following formula to calculate annual VPP award payments for all of our named executive officers except Mr. Smith and Ms. Parker, neither of whom was eligible to receive a VPP award for the year:

Base Salary as of 1/1/13	X	Employee’s Maximum Potential Award Percentage	X	Profitability Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	Individual Goal Achievement Percentage	X	VPP Weighting Factor

In prior years, 75 percent of Mr. Smith's potential VPP award was derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent was based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective. The formula that we used to calculate Mr. Smith’s 2012 and 2011 VPP awards is set forth below:

75%	X	Base Salary as of the Beginning of the Year	X	Maximum Potential Award Percentage	X	Profitability Goal Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor

plus

25%	X	Base Salary as of the Beginning of the Year	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage	X	VPP Weighting Factor
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
Our corporate profitability objective is expressed (in basis points) as the excess, if any, of the return on our average capital stock over the average effective federal funds rate for the year. For instance, a minimum profitability objective of 0 basis points would mean that in order to meet that objective we would need to achieve a rate of return on our average capital stock equal to the average effective federal funds rate for the year. In calculating our return on capital stock, 80 percent of net income for the year (excluding unrealized gains and losses on derivatives and hedging activities, unrealized gains and losses on optional advance commitments carried at fair value under the fair value option, if any, and interest expense on mandatorily redeemable capital stock) is divided by our average outstanding capital stock (including mandatorily redeemable capital stock). The percentage of net income equates to the portion of our reported net income that is allocated to unrestricted retained earnings. In years prior to 2012, our profitability for purposes of the VPP was calculated based upon 100 percent of our net income after taking into account the same exclusions that applied in 2012 and 2013.
In determining the minimum and maximum levels for our 2013 profitability objective, the Board of Directors considered factors such as the current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at our target rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2013, our Board of Directors established the minimum and maximum corporate profitability objectives at 25 basis points and 400 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 564 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our maximum corporate profitability objective for 2013 due in large part to unanticipated prepayment fees on advances, unanticipated gains on early extinguishments of debt, and lower than expected operating costs. Over the previous five years (2008-2012), we have exceeded our maximum corporate profitability objective every year.
For 2013, our corporate operating objectives fell into the following broad categories: (a) risk management; (b) maintaining our traditional business; (c) customer activity; and (d) economic and community development. Each corporate operating objective is assigned a specific percentage weight together with a “threshold,” “target” and “stretch” objective. The “threshold” objective represents a minimum acceptable level of performance for the year. The “target” objective reflects performance that is consistent with our long-term strategic objectives. The “stretch” objective reflects outstanding performance that exceeds our long-term strategic objectives.
Unlike our profitability objective, the corporate operating objectives under our VPP do not operate on a sliding scale. For each objective, the percentage achievement can be 0 percent (if the threshold objective is not met), 60 percent (if results are equal to or greater than the threshold objective but less than the target objective), 80 percent (if results are equal to or greater than the target objective but less than the stretch objective) or 100 percent (if results are equal to or greater than the stretch objective). The results for each corporate operating goal are multiplied by the assigned percentage weight to determine its contribution to the overall corporate operating goal achievement percentage. For example, if the target objective is achieved for a goal with a percentage weight of 10 percent, then the contribution of that goal to our overall corporate goal achievement would be

8 percent (10 percent x 80 percent). The sum of the percentages derived from this calculation for each corporate operating objective yields our overall corporate operating goal achievement percentage for the VPP. Generally, the Board of Directors attempts to set the threshold, target and stretch objectives such that the relative difficulty of achieving each level is consistent from year to year.
For 2013, the Board of Directors established 10 separate VPP corporate operating objectives, each of which had a specific percentage weight of 10 percent. As further set forth in the table below, the objectives relating to our risk management, traditional business, customer activity, and economic and community development comprised 30 percent, 30 percent, 10 percent and 30 percent, respectively, of our overall corporate operating goals.

2013 VPP Corporate Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Risk Management
1. Contribution to Retained Earnings from pre-ASC 815 net income	10%	$45	$50	$53	$76	10%
2. Maintain an Estimated Market Value of Equity (MVE) ≥ Par Value of Capital Stock *	10%	10 months	11 months	12 months	12 months	10%
3. Ensure that MVE Sensitivity in +/- 200 basis point scenarios ≤ -12 percent of Base Case MVE *	10%	10 months	11 months	12 months	12 months	10%
Maintaining the Traditional Business
1. Average Advances Outstanding excluding Comerica	10%	$15,096	$15,891	$16,288	$15,747	6%
2. Average Advances Outstanding to 2013 CFIs	10%	$5,866	$6,174	$6,329	$7,442	10%
3. Average Letters of Credit (LCs) Outstanding	10%	$2,140	$2,340	$2,540	$2,929	10%
Customer Activity
1. Total Credit Product Users	10%	680	700	720	742	10%
Economic and Community Development
1. Average CIP / EDP Advances / LCs Outstanding	10%	$1,000	$1,100	$1,200	$1,247	10%
2. Total CIP / EDP Advances / LC Users	10%	50	55	60	66	10%
3. CIP / EDP Projects Funded / Supported by Advances + LCs	10%	130	150	170	204	10%
Overall Corporate Operating Goal Achievement Percentage						96%
__________________________________
* Excludes impact of losses attributable to private label residential MBS purchased prior to December 2009.
As shown above, we achieved the threshold objective for 1 of our 10 corporate operating objectives in 2013. We achieved the stretch objective for each of our other 9 corporate operating goals such that our overall corporate operating goal achievement rate for 2013 was 96 percent. For 2013, our overall corporate operating goal achievement was above our target level of 80 percent. We attribute this primarily to better than anticipated performance of our traditional credit-related products and our targeted housing and community investment programs. Over the previous five years, our overall corporate operating goal achievement was as follows: 2008 — 95 percent; 2009 — 57 percent; 2010 — 69 percent; 2011 — 70 percent; and 2012 — 82 percent.
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
Except for Mr. Smith and Mr. Edmondson, our named executive officers for 2013 shared the same set of individual goals for purposes of our VPP. The 10 shared leadership goals, which were more tactical in nature than our corporate operating goals, were reviewed and approved by Mr. Smith at the beginning of 2013. The shared leadership goals were fully achieved in 2013. Mr. Edmondson had a number of individual goals that were established mutually by Ms. Parker and him at the beginning of 2013. Mr. Edmondson achieved 84.95 percent of his individual goals in 2013. Typically, the performance of each of our executive officers is assessed annually using a performance appraisal form (the "standard" performance appraisal form) which consists of 44 performance factors (for each factor, an executive can receive 0-3 points). Executives must receive at least 88 points (out of a total of 132 points) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. Historically, Mr. Smith's performance was assessed based upon a number of principal accountabilities that were approved by the Board of Directors and documented in a separate performance appraisal form, the results of which determined his individual goal achievement for purposes of the VPP.
Given Mr. Joiner's limited time serving as our Interim President and Chief Executive Officer, he elected to prepare somewhat abbreviated reviews for Mr. Sims, Ms. Damholt and Mr. Edmondson. Mr. Sims assessed the performance of Mr. Lewis using the standard performance appraisal form, which was then subject to review by Mr. Joiner. In a departure from our normal practice, Mr. Joiner's performance was assessed jointly by the Chairman and Vice Chairman of the Board and the Chairman and Vice Chairman of the Committee using the standard performance appraisal form. For 2013, Ms. Damholt and Messrs. Joiner, Sims, Lewis and Edmondson each received at least a “Meets Expectations” performance rating or the equivalent of at least a "Meets Expectations" performance rating.
The possible VPP payouts to our named executive officers for 2013 are presented in the Grants of Plan-Based Awards table on page 112, while the actual VPP awards earned by these executives for 2013 are included in the Summary Compensation Table on page 110 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2013 is shown in the table below (Mr. Smith and Ms. Parker are excluded from the table as neither executive was eligible for a VPP award in 2013).

Name	Base Salary as of January 1, 2013 ($)	Maximum Potential Award Percentage (%)	Profitability Achievement Percentage (%)	Operating Goal Achievement Percentage (%)	Individual Goal Achievement Percentage (%)	2013 VPP Weighting Factor (%)	2013 VPP Award ($)
Paul Joiner	303,593	43.75%	100.00%	96.00%	100.00%	50.00%	63,754
Michael Sims	443,415	43.75%	100.00%	96.00%	100.00%	50.00%	93,117
Sandra Damholt	260,000	43.75%	100.00%	96.00%	100.00%	50.00%	54,600
Tom Lewis	291,490	43.75%	100.00%	96.00%	100.00%	50.00%	61,213
Emanuel Edmondson	273,000	43.75%	100.00%	96.00%	84.95%	50.00%	48,702

Under the VPP, discretion cannot be exercised to increase the size of any award. However, discretion can be used (through the performance appraisal process) to reduce or eliminate a VPP award. In addition, management (or, in the case of our President and Chief Executive Officer, the Board) can modify or eliminate individual awards within their sole discretion based on circumstances unique to an individual employee such as misconduct, failure to follow Bank policies, insubordination or other job performance factors.
In addition to our VPP, our President and Chief Executive Officer has a $50,000 annual award pool that can be drawn upon to pay discretionary bonuses to employees. In 2013, only one of our named executive officers received a discretionary bonus. Mr. Joiner awarded Ms. Damholt a $35,000 discretionary bonus in recognition of her outstanding contributions to several projects that were undertaken for our Board of Directors.
Long-Term Incentive Compensation
Our LTIP provides cash-based award opportunities based on the achievement of performance goals over successive three-year periods that commence annually (each a “Performance Period”) to employees of the Bank who have been designated by the Board of Directors to be participants in the LTIP. For the three-year Performance Period that ended on December 31, 2013, which was covered by the 2011 LTIP, the Board of Directors had designated each of our named executive officers, among others, as participants in the plan.
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

The LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which can increase a participant's total maximum incentive award payout (including both short and long-term incentives) to an amount that is greater than the maximum award that could be earned under the VPP in years prior to 2012. If, for the 2011-2013 Performance Period, the overall LTIP goal achievement was equal to or greater than 90 percent, each participant was entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary during the period from January 1, 2011 through December 31, 2013. If the overall 2011 LTIP goal achievement was equal to or greater than 80 percent but less than 90 percent, each participant was entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the period from January 1, 2011 through December 31, 2013. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final LTIP awards may be modified up or down at the Board of Directors' discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2011 LTIP performance goals were achieved, the Board of Directors based its decision on the following qualifiers when deciding whether to approve payouts under the 2011 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2011-2013 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2011-2013 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody's and S&P. On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ and, on August 8, 2011, it lowered the long-term credit rating on the FHLBank System’s consolidated obligations and our long-term counterparty credit rating from AAA to AA+. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. Because the downgrade of our credit rating was due solely to the downgrade of the long-term credit rating of the U.S. government, and was not due to our performance or factors within executive management's control, the Board of Directors did not apply any negative adjustment to the amount of the 2011 LTIP payouts as a result of our rating downgrade.
Further, the Board of Directors had discretion to reduce the amount of the 2011 LTIP awards for one or more of our named executive officers if during the 2011-2013 Performance Period it determined that: (i) operational errors or omissions resulted in material revisions to our financial results, the information submitted to the Finance Agency or the data used to determine incentive award amounts; (ii) the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; or (iii) we failed to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention. Although there was an instance in 2012 and another instance in 2013 in which we did not timely file a Current Report on Form 8-K, the Board of Directors did not reduce any 2011 LTIP awards because none of the executive officers who received those awards were responsible for the late filings.
When assessing performance results and determining final LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals for a Performance Period to ensure that the purpose of the LTIP is served. In determining the final payments under the 2011 LTIP, there were no discretionary awards or adjustments of any kind.
As further set forth in the table below, the Board of Directors established 5 separate objectives for the 2011 LTIP, each of which had a specific percentage weight of 20 percent.

2011 LTIP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Contribution to Retained Earnings from pre-ASC 815 net income for 2011-2013	20%	$85	$95	$105	$210	20.0%

2. Maintain an Estimated MVE ≥ Par Value of Capital Stock (PVCS) (excluding the impact of losses attributable to our private label residential MBS purchased prior to December 2009)	20%	MVE ≥ PVCS 8 quarters out of 12	MVE ≥ PVCS 10 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	20.0%

3. Maintain the Integrity of the Bank's System of Internal Controls

Minimize the number and severity of external audit findings related to internal controls during the 2011-2013 Performance Period	20%	No Material Weaknesses	No material weaknesses and no more than 3 significant deficiencies	No material weaknesses and no more than 1 significant deficiency	No material weaknesses and no significant deficiencies	20.0%

4. Timely Remediation of Finance Agency Examination Findings (1)

Adequately remediate Finance Agency examination findings for each year during the 2011-2013 Performance Period within the time periods specified in management's responses (2)	20%	Remediate 80% of exam findings rated "weakness" or more severe in specified time	Remediate 100% of exam findings rated "weakness" or more severe in specified time	In addition to meeting the Target Objective, remediate lower rated exam findings as identified in the remediation plan	85% of exam findings rated "weakness" or more severe during the Performance Period were remediated within the time period specified by management, resulting in 65% goal achievement	13.0%

5. Average VPP Achievement During the 2011-2013 Performance Period	20%	Average percentage achievement for the 2011-2013 Performance Period times goal weight			82.7%	16.5%

Overall 2011 LTIP Goal Achievement Percentage						89.5%
_________________________________
(1) Applied to findings from the 2010, 2011 and 2012 exams, excluding findings related to Internal Audit.

(2) The Board of Directors had discretion to determine the percentage achievement for the exam finding remediation objective based on management and Internal Audit reports, subsequent examination reports, and any additional feedback received from the Finance Agency prior to approval of the final awards.

As shown above, we achieved the stretch objective for three of our four 2011 LTIP goals that had specific objectives. Our average VPP goal achievement during the 2011-2013 Performance Period was 82.7 percent, resulting in an overall 2011 LTIP goal achievement rate of 89.5 percent. Because the overall 2011 LTIP goal achievement rate was greater than 80 percent but less than 90 percent, each of our eligible named executive officers was entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the period from January 1, 2011 through December 31, 2013.
For the 2011 LTIP, we used the following formula to calculate the LTIP award payments for all of our named executive officers except Mr. Smith and Ms. Parker, neither of whom was eligible to receive an LTIP award for the 2011-2013 Performance Period:

Average Base Salary for the 2011-2013 Performance Period	X	Employee's Maximum Potential Award Percentage	X	2011 LTIP Achievement Percentage	X	LTIP Weighting Factor

plus

Average Base Salary for the 2011-2013 Performance Period	X	Additional Incentive Percentage
The calculation of the 2011 LTIP awards earned by our named executive officers in 2013 is shown in the table below (Mr. Smith and Ms. Parker are excluded from the table as neither executive was eligible for a 2011 LTIP award).

Name	Average Base Salary 2011-2013 ($)	Maximum Potential Award Percentage (%)	2011 LTIP Achievement Percentage (%)	2011 LTIP Weighting Factor (%)	2011 LTIP Award Before Additional Incentive ($)	Additional Incentive Award ($)	Total 2011 LTIP Award ($)
Paul Joiner	294,781	43.75%	89.50%	50.00%	57,713	29,478	87,191
Michael Sims	425,238	43.75%	89.50%	50.00%	83,254	42,524	125,778
Sandra Damholt	249,167	43.75%	89.50%	50.00%	48,782	24,917	73,699
Tom Lewis	283,063	43.75%	89.50%	50.00%	55,419	28,306	83,725
Emanuel Edmondson	261,000	43.75%	89.50%	50.00%	51,099	26,100	77,199

Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Under these participation rules, all of our named executive officers participate (or participated, as the case may be) in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2013, the maximum compensation limit was $255,000 and the maximum annual benefit limit was $205,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings.
This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees. We consider this benefit to be a critical element of our compensation program as it pertains to our named executive officers and other key tenured employees. Based on this belief, we have elected to provide a benefit under this plan that is above the competitive market median for those named executive officers who continue to be employed by us. Previously, we had elected to provide a benefit under this plan that was at or near the competitive market median for Mr. Smith and above the competitive market median for Ms. Parker.
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 114-116 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2013 was $255,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2013, combined contributions to the plan could not exceed $51,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial

Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions, during which service the employee was covered by such plan. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 28 different fund options. Based on their tenure with us (and, in the case of Ms. Damholt, her service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions), each of our named executive officers received in 2013 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 110 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2013” table.
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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 110 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2013” table. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 116-120.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that currently serves as an additional incentive for three of our executive officers (Messrs. Joiner, Sims and Lewis) to remain with us. Prior to their resignations, Mr. Smith and Ms. Parker were also participants in the SERP. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Our intent with the SERP is to make up a portion of the pension benefit that is lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code. Each participant’s benefit under the SERP consists of contributions we make on his behalf (or those we made on behalf of Mr. Smith and Ms. Parker), plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are (or were in the case of Mr. Smith and Ms. Parker) based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70,” except that some of the amounts contributed on Mr. Smith’s behalf vested on January 1, 2010 and certain other amounts contributed on his behalf vested on September 27, 2013 under the terms of his Separation and Release Agreement. The amounts that vested under the terms of Mr. Smith's Separation and Release Agreement were originally scheduled to vest on January 1, 2016. A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2013, Messrs. Joiner and Sims have met the Rule of 70. Mr. Smith and Ms. Parker had met the Rule of 70 prior to their respective resignations. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement, except for some of the amounts contributed on Mr. Smith’s behalf which were payable to him at the time of his resignation. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
It has not been our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan and, as a result, the SERP is expected to be less valuable to the participants than some supplemental executive retirement plans offered by other comparable financial institutions in our defined competitive markets.
In light of the organizational changes that were made following the resignations of Mr. Smith and Ms. Parker, the Committee and Board of Directors intend to consider adding additional participants to the SERP. Further, the Committee and Board of Directors may also consider revising or replacing the SERP.
For details regarding the operation of Groups 1, 2, 3 and 4 of our SERP, the contributions and distributions we made in 2013, and the current account balances for each of our named executive officers, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 116.
Other Benefits
We offer a number of other benefits to our executive officers pursuant to benefit programs that are available to all of our regular, full-time employees. These benefits include: medical, dental, vision and prescription drug benefits; a wellness program; paid time off (in the form of vacation and flex leave); short- and long-term disability coverage; life and accidental death and dismemberment insurance; charitable gift matching (limited to $500 per employee per year); health and dependent care flexible spending accounts; healthcare savings accounts; and certain other benefits including, but not limited to, retiree health and life insurance benefits (provided certain eligibility requirements are met).
We have had a long-standing policy under which all regular full-time employees can elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs are calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate is computed by dividing the employees’ base salary by 2,080 hours. Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. Historically, we have limited the amount of accrued and unused vacation leave that an employee can carry over to the next calendar year to two times the amount of vacation he or she earns in an annual period. Based on their job grade level and tenure with the Bank, Ms. Damholt and Mr. Lewis currently accrue 160 hours of vacation leave per year while Messrs. Joiner, Sims and Edmondson each accrue 200 hours of vacation leave per year. Prior to their resignations, Mr. Smith and Ms. Parker each accrued 200 hours of vacation leave per year. The vacation payouts made to our named executive officers for 2013 are set forth in the “Components of All Other Compensation for 2013” table (related to the Summary Compensation Table) on page 111.
We have also automatically bought back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Employees (including executive officers) have not been entitled to receive any payments under our flex leave policy if their employment was terminated for any reason prior to the date on which the buy back was processed. The flex leave payouts made to our named executive officers for 2013 are set forth in the “Components of All Other Compensation for 2013” table (related to the Summary Compensation Table) on page 111.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits are above the market median, although we have not conducted a study to confirm this. We have not included, nor have we considered, these items in our total direct compensation analyses for our executive officers. In 2014, we plan to eliminate both of these annual cash out benefits. Employees (including executive officers) will be given the option to either carry over any accrued and unused vacation as of December 31, 2013 (subject to certain limitations) or cash out those vacation hours in 2014. In the future, if an employee's employment with us is terminated for any reason, he or she will be entitled to receive a payment for all accrued but unused vacation time as of their termination date, which cannot exceed two times the amount of vacation that he or she earns in an annual period.
Perquisites and Tax Gross-ups
Our policy is to provide a limited number of perquisites to our executive officers, which consist of the payment of travel and meal costs associated with a spouse accompanying the officer to no more than two out-of-town board functions and the meal costs associated with a spouse accompanying the officer to any of our in-town board functions. In addition, we provided Mr. Smith with the use of a Bank-leased car and we reimbursed him for the incremental taxes associated with his use of that car. In late 2013, following Mr. Smith’s resignation, we conducted a review of several executives’ travel and entertainment expenses that we had reimbursed in 2013, 2012 and 2011, and determined that some of the expense reimbursements in those years represented personal travel and entertainment expenses that should be reported as perquisites. In the course of this review, we also became aware of some other items that should be reported as perquisites. These perquisites are reported in the Summary Compensation Table and notes thereto beginning on page 110.
Executive Employment Agreements
On November 20, 2007 (“Effective Date”), we entered into employment agreements with Ms. Parker and Messrs. Smith, Joiner, Sims and Lewis. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire at that time to retain the services of these executive officers for no less than the three-year term of the agreements. In connection with their resignations, Mr. Smith and Ms. Parker each fully and unconditionally released us from any and all claims under their respective employment agreements. As further described below, we elected to allow the agreements with Messrs. Joiner, Sims and Lewis to automatically renew based on our belief that these individuals are extremely well qualified to perform the duties of their respective job positions, that they have skill sets that are highly sought after in the financial services industry, and that their continued employment with us is essential to our ability to meet our business objectives.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 120, the employment agreements with Messrs. Joiner, Sims and Lewis provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal of the employment agreement and we relieve the executive officer of his duties under the employment agreement prior to the expiration of the term of the agreement. As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. In 2013, neither we nor any of the three executive officers gave a notice of non-renewal. Accordingly, an additional year was added to the unexpired term of each of the three employment agreements. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements that were used by comparable companies, including the other FHLBanks, at the time these executive employment agreements were entered into, and therefore advance our objective of retaining these executive officers.
Effective January 1, 2014, we entered into employment agreements with our five other executive officers, including Ms. Damholt and Mr. Edmondson. These agreements were authorized and approved by the Committee and Board of Directors and result from the Board’s desire to retain the services of these executive officers for no less than the one-year term of the agreements. We considered this action to be prudent based on our belief that these individuals are extremely well qualified to perform the duties of their respective job positions, that they have skill sets that are highly sought after in the financial services industry, and that their continued employment with us is essential to our ability to meet our business objectives.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 120, the employment agreements with Ms. Damholt and Mr. Edmondson provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, by reason of death or disability of the executive, or as a result of us giving notice of non-renewal of the employment agreement at a time when the executive is willing and able to continue his or her employment on substantially the same terms. The initial one-year term commenced on January 1, 2014 and will end on December 31, 2014. On the expiration of the initial one-year term and on each yearly anniversary thereafter, the agreements will automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in the more recent agreements used by comparable companies and therefore advance our objective of retaining these executive officers.
Separation Payments
On September 27, 2013, we and Mr. Smith entered into a Separation and Release Agreement dated as of September 27, 2013, which set forth certain terms relating to Mr. Smith's resignation as our President and Chief Executive Officer, effective September 23, 2013. Pursuant to Mr. Smith's Separation and Release Agreement, and in lieu of any amounts that might otherwise have been payable to him under his employment agreement dated November 20, 2007, we paid to Mr. Smith a separation payment of $220,000 and accelerated the vesting of his Group 4 benefit under our SERP, which resulted in a payment to Mr. Smith of $170,000, in each case less all applicable taxes and withholding.
On November 19, 2013, we and Ms. Parker entered into a Separation and Release Agreement dated as of November 19, 2013, which set forth certain terms relating to Ms. Parker's resignation as our Chief Operating Officer and Executive Vice President - Operations. Pursuant to Ms. Parker's Separation and Release Agreement, and in lieu of any amounts that might otherwise have been payable to her under the terms of her employment agreement dated November 20, 2007, we paid to Ms. Parker a separation payment of $105,000 less all applicable taxes and withholding.

2014 Compensation Decisions
The 2014 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2013) are presented below:

Name	2014 Base Salary		Percentage Change From Previous Year
Paul Joiner	$312,700	(1)	Increase of 3.0 percent
Michael Sims	$400,000	(2)	Decrease of 9.8 percent
Sandra Damholt	$280,000	(1)	Increase of 7.7 percent
Tom Lewis	$300,235	(1)	Increase of 3.0 percent
Emanuel Edmondson	$300,000	(1)	Increase of 9.9 percent
__________________________________
(1) Effective January 1, 2014
(2) Effective April 1, 2014
In 2013, we did not engage a compensation consultant. In lieu of an independent compensation study, Mr. Joiner considered the data provided by the 2013 FHLBank Key Position Compensation Survey for the positions held by Ms. Damholt, Mr. Lewis and Mr. Edmondson. The competitive market data indicated that the base salaries for these executives ranged from 3 percent above the market median to 14 percent below the market median for the FHLBanks. Further, the competitive market data indicated that the base salaries and targeted incentive opportunities for these executives ranged from 2 percent above the market median to 9 percent below the market median for the FHLBanks. Based on this data, and in an effort to bring Ms. Damholt's base salary more in line with her FHLBank peer group, Mr. Joiner gave Ms. Damholt an above standard merit increase for 2014. In giving Mr. Edmondson an above standard merit increase for 2014, Mr. Joiner took into consideration Mr. Edmondson's increased responsibilities as Chief Information Officer and the competitive market data for that position. Based on the competitive market data, Mr. Joiner gave Mr. Lewis a standard merit increase for 2014.
Mr. Sims' base salary was not adjusted as of January 1, 2014. Mr. Sims' base salary will be reduced effective April 1, 2014 to reflect the change in his responsibilities that occurred in connection with our recent organizational changes.
The Committee and Board of Directors gave Mr. Joiner a standard merit increase for 2014 and deferred, until a later date, any further adjustments to his compensation relating to his service as our Interim President and Chief Executive Officer.
With regard to the named executive officers' 2014 incentive opportunities, the results of the VPP goal achievement for 2014 and the LTIP goal achievement for the 2012-2014 Performance Period will each be weighted 50 percent to determine the total incentive award payouts for 2014 before any additional incentive payments or other adjustments under the 2012 LTIP. For purposes of the 2014 VPP and the 2012 LTIP, the calculations will again be based upon the executives' maximum potential award percentages.
For purposes of our 2014 VPP, the Board of Directors has established the Bank’s minimum corporate profitability objective at 25 basis points above the average effective federal funds rate and the maximum corporate profitability objective at 300 basis points above the average effective federal funds rate. The Board of Directors has also established 10 separate VPP corporate operating objectives, each of which has a specific percentage weight of 10 percent. Similar to 2013, the operating objectives for 2014 fall into the following broad categories: risk management, maintaining our traditional business, customer activity, and economic and community development.
The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2014. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible VPP awards for 2013. For a discussion of the assumptions regarding the threshold, target and maximum VPP amounts, please refer to the Grants of Plan-Based Awards Table related to the 2013 VPP on page 112 and the narrative preceding that table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2014 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Paul Joiner	4,104	54,723	68,403
Michael Sims	5,820	77,598	96,997
Sandra Damholt	3,675	49,000	61,250
Tom Lewis	3,941	52,541	65,676
Emanuel Edmondson	3,938	52,500	65,625

For purposes of our 2012 LTIP, the Board of Directors established five performance goals, each of which has a specific percentage weight of 20 percent. The performance goals under the 2012 LTIP are based upon factors relating to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2012-2014 Performance Period.

The following table sets forth an estimate of the possible LTIP awards that can be earned by our named executive officers for the 2012-2014 Performance Period. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards under the 2013 LTIP (for a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table related to the 2013 LTIP on page 114 and the narrative preceding that table). For purposes of the 2012 LTIP, the calculations are based upon the participants' average base salaries during the 2012-2014 Performance Period. If, for the 2012-2014 Performance Period, the overall LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary over the three-year performance period. If the overall LTIP goal achievement for the 2012-2014 Performance Period is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary over the three-year performance period. The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the named executive officers' average base salaries during the three-year performance period.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2012 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Paul Joiner	39,858	83,512	111,982
Michael Sims	55,850	117,019	156,911
Sandra Damholt	34,453	72,188	96,797
Tom Lewis	38,269	80,183	107,518
Emanuel Edmondson	36,444	76,358	102,390

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 94-109 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
Robert M. Rigby, Vice Chairman
Mary E. Ceverha
James H. Clayton
C. Kent Conine
Sally I. Nelson
Joseph F. Quinlan, Jr.

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2013, 2012 and 2011 of our Interim President and Chief Executive Officer; our Executive Vice President and Chief Financial Officer (who served as Chief Operating Officer, Executive Vice President - Finance and Chief Financial Officer and as our principal financial officer during 2013, 2012 and 2011), and our three other most highly compensated executive officers who were serving as executive officers at the end of 2013. In addition, the table sets forth the total compensation for 2013, 2012 and 2011 of Terry Smith, our former President and Chief Executive Officer, and Nancy Parker, our former Chief Operating Officer and Executive Vice President - Operations, for each of whom disclosure is required under applicable rules. Collectively, the seven individuals presented in the table are referred to as our "named executive officers." Because Sandra Damholt and Emanuel Edmundson were not named executive officers in 2012 and 2011, only their 2013 compensation information is presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Paul Joiner	2013	303,593	—	—	—	150,945	65,000	23,629	543,167
Interim President/Chief	2012	294,750	—	—	—	136,600	207,000	22,367	660,717
Executive Officer (1)	2011	286,000	—	—	—	87,588	248,000	46,695	668,283

Terry Smith	2013	643,969	—	—	—	—	—	761,693	1,405,662
Former President/Chief	2012	767,350	—	—	—	473,001	194,000	654,006	2,088,357
Executive Officer (2)	2011	745,000	—	—	—	334,557	278,000	643,462	2,001,019

Michael Sims	2013	443,415	—	—	—	218,895	—	145,432	807,742
Chief Operating Officer/EVP-	2012	422,300	—	—	—	192,804	176,000	146,072	937,176
Finance/Chief Financial	2011	410,000	—	—	—	125,563	319,000	133,793	988,356
Officer

Sandra Damholt	2013	260,000	35,000	—	—	128,299	66,000	36,549	525,848
VP/General Counsel

Tom Lewis	2013	291,490	—	—	—	144,938	—	67,765	504,193
SVP/Chief Accounting Officer	2012	283,000	—	—	—	131,655	125,000	89,679	629,334
	2011	274,700	—	—	—	84,127	173,000	58,991	590,818

Emanuel Edmondson	2013	273,000	—	—	—	125,901	—	61,724	460,625
SVP/Chief Information Officer

Nancy Parker	2013	378,546	—	—	—	—	88,000	379,808	846,354
Former Chief Operating Officer/	2012	412,000	—	—	—	187,952	204,000	271,612	1,075,564
EVP-Operations (3)	2011	400,000	—	—	—	122,500	262,000	213,748	998,248
_______________________________________

(1)	Mr. Joiner served as Senior Vice President and Chief Strategy Officer in 2013, 2012 and 2011, before being named Interim President and Chief Executive Officer on September 17, 2013.

(2)	Mr. Smith resigned from the Bank effective September 23, 2013. Under the terms of his separation, Mr. Smith was paid his base salary through October 23, 2013.

(3)	Ms. Parker resigned from the Bank effective November 15, 2013. Ms. Parker was paid her base salary through the date of her resignation.

(4)
Amounts for 2013 represent VPP awards earned for services rendered in 2013 and LTIP awards earned for services rendered during 2011, 2012 and 2013. Amounts for 2012 represent VPP awards earned for services rendered in 2012 and LTIP awards earned for services rendered during 2010, 2011 and 2012. Amounts for 2011 represent VPP awards earned for services rendered in that year. The amounts shown for 2013, 2012 and 2011 were paid to the named executive officers in either February or March 2014, March 2013 and February 2012, respectively. The components of this column for 2013 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2013."

(5)
Amounts reported in this column for 2013, 2012 and 2011 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such year in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 114-116. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2013, 2012 or 2011. In 2013, the actuarial present value of the accumulated pension benefits for Mr. Smith, Mr. Sims, Mr. Lewis and Mr. Edmondson decreased by $101,000, $131,000, $27,000 and $109,000, respectively.

(6)
The components of this column for 2013 are provided in the table below entitled "Components of All Other Compensation for 2013." As discussed in the "Perquisites and Tax Gross-ups” section of the Compensation Discussion and Analysis on pages 106-107, amounts reported in this column for 2012 and 2011 for Mr. Smith, Mr. Sims and Ms. Parker have been revised from prior filings to include the following personal travel and entertainment expenses as perquisites: Mr. Smith - $56,323 in 2012 and $42,608 in 2011; Mr. Sims - $35,192 in 2012 and $32,233 in 2011; and Ms. Parker - $48,435 in 2012 and $32,966 in 2011. Mr. Smith, Mr. Sims and Ms. Parker also received use of Bank-owned property for personal storage in 2012 and Mr. Smith and Ms. Parker were each provided with information technology and other services by Bank personnel in 2012 and 2011, for all of which there was no aggregate incremental cost to us.

Components of Non-Equity Incentive Plan Compensation for 2013

Name	2013 VPP ($)	2011 LTIP ($) (1)	Total Non-Equity Incentive Plan Compensation ($)

Paul Joiner	63,754	87,191	150,945
Michael Sims	93,117	125,778	218,895
Sandra Damholt	54,600	73,699	128,299
Tom Lewis	61,213	83,725	144,938
Emanuel Edmondson	48,702	77,199	125,901
_______________________________________

(1)	The 2011 LTIP covered the three-year performance period from January 1, 2011 through December 31, 2013.
Components of All Other Compensation for 2013

Name	Bank Contributions to Unvested Defined Contribution Plan (SERP) ($)	Bank Contributions to Vested Defined Contribution Plans			Payouts for Unused Vacation ($)	Payouts for Unused Flex Leave ($)
		401(k)/ Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	SERP ($)			Separation Payments ($)	Perquisites ($)		Tax Gross ups ($)		Total All Other Compensation ($)

Paul Joiner	—	15,300	2,916	—	—	5,413	—	*		—		23,629
Terry Smith	—	15,300	23,056	432,876	—	—	220,000	56,461	(1)	14,000	(5)	761,693
Michael Sims	—	15,300	11,305	70,827	23,909	3,413	—	20,678	(2)	—		145,432
Sandra Damholt	—	15,300	—	—	21,249	—	—	*		—		36,549
Tom Lewis	37,330	15,300	2,190	—	11,211	1,734	—	*		—		67,765
Emanuel Edmondson	—	15,300	1,080	—	15,770	4,617	—	24,957	(3)	—		61,724
Nancy Parker	—	15,300	9,324	206,294	21,491	—	105,000	22,399	(4)	—		379,808
_______________________________________
(1) Mr. Smith’s perquisites consisted of personal travel and entertainment expenses, the use of a Bank-leased car, and spousal travel and meal cost reimbursements in connection with some of our board functions, as well as the use of Bank-owned property for personal storage and the provision of information technology and other services by Bank personnel for which there was no aggregate incremental cost to us.

(2)	Mr. Sims’ perquisites consisted of personal travel and entertainment expenses, as well as the use of Bank-owned property for personal storage for which there was no aggregate incremental cost to us.

(3)	Mr. Edmondson’s perquisites consisted of personal travel and entertainment expenses and education reimbursements.

(4)
Ms. Parker’s perquisites consisted of personal travel and entertainment expenses, as well as the use of Bank-owned property for personal storage and the provision of information technology and other services by Bank personnel for which there was no aggregate incremental cost to us.

(5) Represents tax reimbursements on income imputed to Mr. Smith for his use of a Bank-leased car.
* Amounts were either less than $2,388 or zero.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2013. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (10 percent profitability achievement) and the threshold objective for each of our 10 corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the target objective for each of our 10 corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our 10 corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Smith would receive a perfect score on his performance appraisal and that the other named executive officers would achieve 100 percent of their joint senior management goals (or, in the case of Mr. Edmondson, 100 percent of his individual goals) and receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the VPP awards could have been less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals. Similarly, because our profitability objective operates on a sliding scale between 10 percent and 100 percent achievement and our achievement of each corporate operating goal could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we do not achieve our minimum profitability objective, then no award payments are made to the named executive officers under the VPP even if we have achieved some or all of our corporate operating goals and/or the executives have achieved some or all of their individual performance goals. The 2013 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 94 through 109.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2013 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Paul Joiner	3,985	53,129	66,411
Terry Smith	69,948	201,544	237,111
Michael Sims	5,820	77,598	96,997
Sandra Damholt	3,413	45,500	56,875
Tom Lewis	3,826	51,011	63,763
Emanuel Edmondson	3,583	47,775	59,719
Nancy Parker	5,678	75,705	94,631
On December 5, 2012, the Board of Directors, acting upon a recommendation from the Committee, approved our 2013 LTIP, subject to the Finance Agency's review. On March 21, 2013, the Finance Agency informed us that it did not object to the 2013 LTIP. The 2013 LTIP was retroactively effective as of January 1, 2013.
The 2013 LTIP provides cash-based award opportunities based on the achievement of performance goals for the period from January 1, 2013 through December 31, 2015 (the "2013-2015 Performance Period"). The performance goals under the 2013 LTIP were established by the Board of Directors and are based upon factors related to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2013-2015 Performance Period. Each performance goal under the 2013 LTIP has been assigned a specific percentage weight of 20 percent together with a “threshold,” “target” and “maximum” achievement level except in the case of the goal relating to our overall performance in achieving our annual short-term VPP objectives, which is computed as the average percentage achievement in our VPP during the 2013-2015 Performance Period. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). Unlike our VPP, LTIP achievement levels between threshold and target and between target and maximum are interpolated in a manner as determined by the Compensation and Human Resources Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall 2013 LTIP goal achievement. Generally, awards become vested under the 2013 LTIP if the performance goals for the 2013-2015 Performance Period have been satisfied and the participant is actively employed by us on the last day of the Performance Period (i.e., December 31, 2015). Awards under the 2013 LTIP are payable no later than March 15, 2016 provided the Finance Agency has no objections.
The aggregate maximum awards that can be earned by a participant in a calendar year under both the VPP and the LTIP are substantially the same as the maximum award that could have been earned under the VPP in the absence of the LTIP (that is, 43.75 percent of base salary for the named executive officers that continue to be employed by us), with certain exceptions as described below. For purposes of the 2013 LTIP, the calculations are based upon the participants' average base salaries during the 2013-2015 Performance Period and the executives’ maximum potential award percentages. The calculations for the 2015 VPP will be based upon the base salaries in effect as of January 1, 2015 and the participants' maximum potential award percentages. The results of the 2015 VPP goal achievement and the 2013 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2015 before any additional incentives or other adjustments.
The 2013 LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which could increase a participant’s total maximum incentive award payout (including both short- and long-term incentives) to an amount that is greater than the maximum potential awards described above. If the overall 2013 LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary during the 2013-2015 Performance Period. If the overall 2013 LTIP goal achievement is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the 2013-2015 Performance Period. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the 2013 LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final 2013 LTIP awards may be modified up or down at the Board of Directors' discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the 2013 LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2013 LTIP performance goals have been achieved, the Board of Directors will base its decision on the following qualifiers when deciding whether to approve payouts under the 2013 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2013-2015 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2013-2015 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody’s and S&P.
As of December 31, 2013, Moody's had assigned a deposit rating of Aaa to us. At that same date, S&P had assigned a long-term counterparty credit rating of AA+ to us. In the application of S&P's Government Related Entities criteria, our credit rating is constrained by the long-term credit rating of the U.S. government.
When assessing performance results and determining final 2013 LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals to ensure that the purpose of the 2013 LTIP is served.
The 2013 LTIP includes provisions that require forfeiture of awards in specified circumstances, including a determination by the Finance Agency that there is an unsafe or unsound practice or condition within a participant’s area(s) of responsibility and that unsafe or unsound practice or condition is not subsequently resolved in our favor, and also subjects awards to cancellation if they are determined to be based on fraud or material financial misstatements. Further, the Board of Directors will use its discretion to reduce the amount of the 2013 LTIP awards for one or more of our named executive officers if during the 2013-2015 Performance Period it determines that: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency has not been provided in a timely manner; or (iii) we fail to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention.
The Board of Directors may amend or terminate the 2013 LTIP at any time in its sole discretion. Absent an amendment to the contrary, 2013 LTIP benefits that have vested prior to a termination of the 2013 LTIP will be paid at the times and in the manner provided for by the 2013 LTIP at the time of its termination.
The following table sets forth an estimate of the possible 2013 LTIP awards that can be earned by our named executive officers for the Performance Period that runs from January 1, 2013 through December 31, 2015. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our four 2013 LTIP goals that have specific objectives and that the average VPP achievement during the 2013-2015 Performance Period will equal 60 percent (60 percent overall LTIP goal achievement). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our four 2013 LTIP goals that have specific objectives and that the average VPP achievement during the 2013-2015 Performance Period will equal 80 percent (80 percent overall LTIP goal achievement). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our four 2013 LTIP goals that have specific objectives and that the average VPP achievement during the 2013-2015 Performance Period will equal 100 percent (100 percent overall LTIP goal achievement). The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the named executive officer’s average base salaries during the 2013-2015 Performance Period. For purposes of estimating the possible payouts under the 2013 LTIP, the average base salaries were computed based upon the assumption that the named executive officers' base salaries presented in the table on page 108 would remain unchanged in 2015. As a result, the estimated possible 2013 LTIP payments for the named executive officers could increase depending upon the actions, if any, that the Compensation and Human Resources Committee and Board of Directors ultimately take with respect to our Interim President and Chief Executive Officer's compensation package in 2014 and/or 2015 and the actions, if any, that are taken in December 2014 with respect to the other named executive officers' base salaries for 2015. Similar to our VPP awards, the ultimate 2013 LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the 2013 LTIP payouts could be substantially less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the four 2013 LTIP goals that have specific objectives. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2013 LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2013 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Paul Joiner	40,643	85,158	114,189
Michael Sims	54,874	114,975	154,171
Sandra Damholt	35,875	75,167	100,792
Tom Lewis	39,023	81,763	109,637
Emanuel Edmondson	38,194	80,025	107,306

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. All of our named executive officers were hired prior to January 1, 2007 except Ms. Damholt. Ms. Damholt participates in the Pentegra DB Plan because she had prior service with a participating financial services institution during which service she was covered by the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2013 or, in the case of Mr. Smith and Ms. Parker, their termination dates. The number of years of credited service and the pension benefits shown for Ms. Damholt and Mr. Edmondson are inclusive of their prior service with us and/or other financial services institutions that participated in the Pentegra DB Plan.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Paul Joiner	Pentegra DB Plan	30.0	2,424,000	—
Terry Smith	Pentegra DB Plan	27.8	—	1,918,000
Michael Sims	Pentegra DB Plan	23.9	1,294,000	—
Sandra Damholt	Pentegra DB Plan	10.3	701,000	—
Tom Lewis	Pentegra DB Plan	10.9	585,000	—
Emanuel Edmondson	Pentegra DB Plan	16.1	671,000	—
Nancy Parker	Pentegra DB Plan	27.0	2,450,000	—
The regular form of retirement benefit under the Pentegra DB Plan is a single life annuity that includes a lump sum death benefit. The normal retirement age is 65, but the plan provides for an unreduced retirement benefit beginning at age 60 (if hired prior to July 1, 2003) or age 62 (for employees hired on or after July 1, 2003 that meet the eligibility requirements to participate in the Pentegra DB Plan). For employees who are not eligible to participate in the Pentegra DB Plan, we offer an enhanced defined contribution plan. All of our named executive officers were hired prior to July 1, 2003 except Ms. Damholt.
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at the earliest age at which benefits are not reduced for each of our named executive officers based upon their hire date (that is, benefits that have been accumulated through December 31, 2013 commence at age 60 (or age 62 in Ms. Damholt's case) and are discounted to December 31, 2013 if applicable);

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 4.95 percent (which is the rate upon which the annual contributions reported in our financial statements are based). The lump sum benefit is calculated using a discount rate of either 4.95 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•
Present values are based upon the Unisex 2000 RP Mortality Table (50 percent of the benefit is valued using the static mortality table for annuities and 50 percent of the benefit is valued using the static mortality table for lump sums); and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2013, this amount was $205,000 at age 65). The annual pension benefit limit is less than $205,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2013, this amount was $255,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2014, the Internal Revenue Service increased the maximum compensation limit to $260,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $210,000 for 2014.
Benefit Formula
Subject to the exceptions noted below for Ms. Damholt and Mr. Edmondson, the annual benefit payable under the Pentegra DB Plan (assuming a participant chooses a single life annuity with a lump sum death benefit) is calculated using the following formula:

•	3 percent x years of service credited prior to July 1, 2003 x high three-year average compensation plus

•	2 percent x years of service credited on or after July 1, 2003 x high three-year average compensation
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the named executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2013 Internal Revenue Code limitation of $255,000 per year. In 2013, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2013, Mr. Joiner, Mr. Sims, Ms. Damholt, Mr. Lewis and Mr. Edmondson had accumulated 10.1, 10.5, 4.2, 10.5 and 10.5 years of credited service, respectively, at the 2 percent service accrual rate. Through their termination dates for purposes of the Pentegra DB Plan, Mr. Smith and Ms. Parker had accumulated 10.3 and 10.7 years of credited service, respectively, at the 2 percent service accrual rate. With the exception of Ms. Damholt and, for a 2-year period, Mr. Edmondson, the remainder of each of our named executive officer’s service has been credited at the 3 percent service accrual rate. While employed by the other financial services institutions that participated in the Pentegra DB Plan, Ms. Damholt and Mr. Edmondson accrued benefits at service accrual rates of 2.25 percent and 2 percent, respectively. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2013, all of the named executive officers were fully vested in their accrued pension benefits.
Early Retirement
Employees enrolled in the Pentegra DB Plan are eligible for early retirement at age 45 if hired prior to July 1, 2003. If hired on or after July 1, 2003 and before January 1, 2007, employees are eligible for early retirement at age 55 if they have at least 10 years of service with us. Employees hired on or after January 1, 2007 who meet the eligibility requirements to participate in the Pentegra DB Plan are eligible for early retirement at age 55 if they have at least 10 years of accrued benefit service in the Pentegra DB Plan, including prior credited service. If an employee wishes to retire before reaching his or her unreduced benefit age, an early retirement reduction factor (or penalty) is applied. If the sum of an employee’s age and benefit service (including any prior credited service) is at least 70, the “Rule of 70” would apply and the employee’s benefit would be reduced by 1.5 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. If an employee hired prior to July 1, 2003 terminates his or her employment prior to attaining the Rule of 70, that employee’s benefit would be reduced by 3 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. The penalties are greater for those employees hired on or after July 1, 2003 who have not attained the Rule of 70 prior to termination. The early retirement reduction factor does not apply to an eligible employee if he or she retires as a result of a disability.

As all of our named executive officers, except Ms. Damholt, were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. Ms. Damholt is eligible to receive an unreduced benefit at age 62. As of December 31, 2013, Mr. Joiner was eligible to retire with full benefits. At that same date, Mr. Sims, Ms. Damholt and Mr. Lewis were eligible for early retirement with reduced benefits. Because Mr. Sims and Ms. Damholt have met the Rule of 70, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to Mr. Sims reaching age 60 and Ms. Damholt reaching age 62. The early retirement reduction factor applicable to Mr. Lewis is 3 percent for each year that the benefit is paid prior to reaching age 60, as he has not met the Rule of 70. As of December 31, 2013, the reductions for Mr. Sims, Ms. Damholt and Mr. Lewis would have been approximately 18.0 percent, 1.5 percent and 27.0 percent, respectively. Given his age, Mr. Edmondson is not yet eligible for early retirement. At the time of his resignation, Mr. Smith was eligible for early retirement with reduced benefits (the reduction applicable to him was approximately 4.5 percent). Following his resignation, Mr. Smith elected to take his pension benefit in a lump sum distribution. At the time of her resignation, Ms. Parker was eligible to retire with full benefits.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2013 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan, which serves primarily as a supplemental executive retirement plan (“SERP”) for some of our named executive officers. The term "NQDC Plan" refers to our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP has been divided into four groups (Group 1, Group 2, Group 3 and Group 4) based upon differences in participation, vesting characteristics and responsibility for investment decisions.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Paul Joiner
NQDC Plan	2,040	2,916	(5,062)	—	58,230
SERP — Group 1	—	—	41,384	—	434,375
	2,040	2,916	36,322	—	492,605
Terry Smith
NQDC Plan	1,530	23,056	(359)	121,200	—
SERP — Group 1	—	320,232	225,179	—	2,558,930
SERP — Group 3	—	57,644	63,064	828,099	—
SERP — Group 4	—	55,000	(38)	170,000	—
	1,530	455,932	287,846	1,119,299	2,558,930
Michael Sims
NQDC Plan	3,000	11,305	3	12,916	28,874
SERP — Group 1	—	70,827	44,669	—	512,083
	3,000	82,132	44,672	12,916	540,957
Sandra Damholt
NQDC Plan	—	—	—	—	—
SERP	—	—	—	—	—
	—	—	—	—	—
Tom Lewis
NQDC Plan	2,040	2,190	326	10,316	51,658
SERP — Group 1	—	37,330	23,523	—	269,689
SERP — Group 2	—	—	1,473	—	9,612
	2,040	39,520	25,322	10,316	330,959
Emanuel Edmondson
NQDC Plan	8,190	1,080	468	—	9,738
SERP — Group 2	—	—	940	—	6,134
	8,190	1,080	1,408	—	15,872
Nancy Parker
NQDC Plan	4,375	9,324	2,913	66,618	—
SERP — Group 1	—	206,294	102,228	—	1,198,882
	4,375	215,618	105,141	66,618	1,198,882

_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2013 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2013 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2013 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”

Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2013 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that either were reported in the summary compensation table for 2010, 2009, 2008, 2007 or 2006 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2013 (2013 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers (except Ms. Damholt, who has not elected to participate in our NQDC Plan, and Mr. Edmondson) have received distributions from our NQDC Plan in the past, the amounts presented exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

				Amounts Not Previously Distributed
	Amounts Reported in Summary Compensation Table			Reportable Compensation Related to Years Prior to 2011 ($)	Cumulative Earnings Excluded from Reportable Compensation ($)
Name	2013 ($)	2012 ($)	2011 ($)			Total ($)
Paul Joiner	4,956	4,725	28,780	284,149	169,995	492,605
Terry Smith	320,232	344,969	335,114	932,018	626,597	2,558,930
Michael Sims	85,132	78,613	53,163	200,042	124,007	540,957
Sandra Damholt	—	—	—	—	—	—
Tom Lewis	41,560	45,270	38,688	132,043	73,398	330,959
Emanuel Edmondson	9,270	—	—	3,510	3,092	15,872
Nancy Parker	206,294	164,054	123,450	429,408	275,676	1,198,882
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,040. LTIP awards are not permitted to be deferred. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable. Based upon the length of service of our named executive officers (including, in Ms. Damholt's case, her service with another financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions during which service she was a participant in such plan), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2013, the maximum compensation limit for qualified plans was $255,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. Participating executives are fully vested in their NQDC Plan account balance at all times.
Participating executives direct the investment of their NQDC Plan account balances in an array of externally managed mutual funds that are approved from time to time by our Investment and Administrative Committee, which is comprised of several of our senior officers. Participants can choose from among several different investment options, including domestic and international equity funds, bond funds, money market funds and asset allocation funds. The mutual funds offered through the NQDC Plan (and our other non-qualified plans) employ investment strategies that are similar (although not identical) to those used in the funds that are available to participants in our tax-qualified 401(k) plan, which is managed by a different third-party sponsor. Participants can change their investment selections prospectively by contacting the trust administrator. There are no limitations on the frequency and manner in which participants can change their investment selections.
When participants elect to defer amounts into our NQDC Plan, they also specify when the amounts will ultimately be distributed to them. Distributions may either be made in a specific year, whether or not their employment has then ended, or at a time that begins at or after the participant’s retirement or separation. Participants can elect to receive either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Once selected, participants’ distribution schedules cannot be accelerated. For deferrals made on or after January 1, 2005, a participant may postpone a distribution from the NQDC Plan to a future date that is later than the date originally specified on the deferral election form if the following two conditions are met: (1) the participant must make the election to postpone the distribution at least one year prior to the date the distribution was originally scheduled to occur and (2) the future date must be at least five years later than the originally scheduled distribution date. Participants may not postpone deferrals made prior to January 1, 2005 without the approval of our Investment and Administrative Committee.

SERP
Our SERP was established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers at the time the SERP was established. As noted above, our SERP has been divided into four groups (Group 1, Group 2, Group 3 and Group 4) based upon differences in participation, vesting characteristics and responsibility for investment decisions. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only two of whom are named executive officers.
Group 1
Ms. Parker and Messrs. Joiner, Smith, Sims and Lewis participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he or she is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make future contributions to the Group 1 SERP. Participants are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to a participant is based solely on the contributions made by us on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant. Based upon their ages and years of service with us as of December 31, 2013, Messrs. Joiner and Sims are each fully vested in their Group 1 benefits. In addition, Mr. Smith and Ms. Parker were each fully vested in their Group 1 benefits at the time of their respective resignations. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. As of December 31, 2013, neither Mr. Smith nor Ms. Parker had reached the age of 62 and therefore their accumulated benefits were not yet eligible for distribution. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If installment payments had previously been elected, the Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with the participant’s investment selections. If a participant dies before reaching age 62, his or her Group 1 account balance will be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
Group 2
Messrs. Lewis and Edmondson are the only named executive officers who participate in Group 2. Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Messrs. Lewis and Edmondson, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Because our other named executive officers who were employed by us as of June 30, 2003 were eligible to receive a matching contribution as of December 31, 2002, the special one-time supplemental contribution was made on their behalf to our qualified plan in 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Messrs. Lewis and Edmondson are fully vested in the one-time contributions and the accumulated earnings on those contributions. The ultimate benefit to be derived by Messrs. Lewis and Edmondson from Group 2 is dependent upon the earnings or losses generated on the one-time contributions. We have not guaranteed a specific benefit amount or investment return to either of them or any of the other employees participating in Group 2. If our employment of Mr. Lewis or Mr. Edmondson is terminated for any reason, the balance of his Group 2 SERP account will be paid as a lump sum distribution based on their preexisting elections. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Investment and Administrative Committee.

Group 3
Group 3 was established solely for the benefit of Mr. Smith. Mr. Smith’s Group 3 benefits vested as of January 1, 2010 and were distributed to him upon his termination of employment based upon his preexisting election. Contributions to the Group 3 SERP were determined solely at the discretion of our Board of Directors. We have no obligation to make, nor will we make, future contributions to the Group 3 SERP. The ultimate benefit that was derived by Mr. Smith from the Group 3 SERP was based solely on the contributions we made on his behalf and the earnings on those contributions. We did not guarantee a specific benefit amount or investment return to him. Mr. Smith directed the investment of his Group 3 SERP account balance among the same mutual funds that are available to participants in our NQDC Plan. There were no limitations on the frequency or manner in which he could change his investment selections.
Group 4
Group 4 was established solely for the benefit of Mr. Smith. We made $55,000 contributions to Mr. Smith's Group 4 SERP account in each of the calendar years 2011, 2012 and 2013 and, prior to his resignation, we were obligated to contribute $55,000 to his Group 4 SERP account in each of the calendar years 2014 and 2015. Mr. Smith's Group 4 benefits were originally scheduled to vest on January 1, 2016; however, we agreed under the terms of his Separation and Release Agreement to accelerate the vesting of his Group 4 benefits resulting in a payment to him of $170,000 upon his termination of employment. We have no obligation to make, nor will we make, future contributions to the Group 4 SERP. The ultimate benefit that was derived by Mr. Smith from the Group 4 SERP was based solely on the contributions we made on his behalf and the earnings on those contributions. We did not guarantee a specific benefit amount or investment return to him. Mr. Smith directed the investment of his Group 4 SERP account balance among the same mutual funds that are available to participants in our NQDC Plan. There were no limitations on the frequency or manner in which he could change his investment selections.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into identical employment agreements with Ms. Parker and Messrs. Smith, Joiner, Sims and Lewis. In connection with their resignations, Mr. Smith and Ms. Parker each fully and unconditionally released us from any and all claims under their respective employment agreements. As further discussed below, the employment agreements with Messrs. Joiner, Sims and Lewis provide for certain termination benefits in specified circumstances. As of December 31, 2013, no employment agreement or contract of any kind existed between us and Ms. Damholt or Mr. Edmondson. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than Messrs. Joiner, Sims and Lewis. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated as a result of a merger and/or consolidation, or when warranted by economic conditions, functional reorganization, or technological obsolescence (a "RIF Policy Triggering Event"). Accordingly, at December 31, 2013, Ms. Damholt and Mr. Edmondson would have been entitled to termination benefits under our RIF Policy if a RIF Policy Triggering Event had occurred on that date. In addition, under the terms of our LTIP agreements, if during a three-year LTIP Performance Period an executive officer’s employment with us is terminated due to certain specified events, the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. Effective January 1, 2014, we entered into employment agreements with Ms. Damholt and Mr. Edmondson. The potential payments upon termination under the November 2007 and January 2014 employment agreements and our RIF Policy, as applicable, are discussed in the following sections.
Employment Agreements with Messrs. Joiner, Sims and Lewis
Each of the employment agreements with Messrs. Joiner, Sims and Lewis provides that our employment of the executive officer will continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). As of each anniversary of the Effective Date, an additional year is automatically added to the unexpired term of the employment agreement unless either we or the executive officer gives a notice of non-renewal. Within 90 days before each anniversary of the Effective Date, either we or the executive officer may give a written notice of non-renewal and the term of the executive officer’s employment will no longer be automatically extended each year. In the event a notice of non-renewal is given by us or the executive, we may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his duties at any time during the unexpired term. In 2013, neither we nor Messrs. Joiner, Sims or Lewis gave a notice of non-renewal. As a result, an additional year was added to the unexpired term of each of these employment agreements.

For purposes of these employment agreements, cause is defined to mean any of the following: (i) the executive is convicted of a felony or a crime involving moral turpitude; (ii) the executive’s conduct causes him to be barred from employment with us by any law or regulation or by any order of, or agreement with, any regulatory authority; (iii) the executive commits any act involving dishonesty, disloyalty or fraud with respect to us or any of our members; (iv) the executive fails to perform duties which are reasonably directed by our Board of Directors and/or our President and Chief Executive Officer which are consistent with the terms of the employment agreement and the executive’s position with us; (v) gross negligence or willful misconduct by the executive with respect to us or any of our members; or (vi) the executive violates any of our policies or commits a material breach of a material provision of the employment agreement. For purposes of these employment agreements, good reason means: (i) a reduction by us of the executive’s job grade in effect as of the Effective Date, (ii) a reduction by us of the executive officer’s title in effect as of the Effective Date, (iii) a reduction by us of the executive’s incentive compensation award range under the VPP in effect as of the Effective Date unless the reduction is the result of our Board of Directors modifying the VPP award ranges for all similarly situated executives, (iv) a reduction by us of the executive’s base salary amount in effect as of the Effective Date or the executive’s current base salary amount, whichever is greater, except if associated with a general reduction in compensation among executives in the same job grade or executives that are similarly situated (which reduction shall not exceed 5 percent of the executive’s base salary amount in effect at the time of the reduction), (v) a requirement by us that the executive relocate his or her permanent residence more than 100 miles, or (vi) we, or substantially all of our assets, are effectively acquired by another FHLBank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes material changes to the executive’s job duties. Good reason will not exist if the executive voluntarily agrees in writing to the changes described in the immediately preceding sentence.
Under the terms of each employment agreement, in the event that the executive officer’s employment with us is terminated either by the executive officer for good reason or by us other than for cause, or in the event that either we or the executive officer gives notice of non-renewal and we relieve the executive officer of his duties under the employment agreement (each, a “Triggering Event”), the executive officer shall be entitled to receive the following payments (each, a “Termination Payment” and collectively, the “Termination Payments”):

(i)	all accrued and unpaid base salary for time worked through the date of termination of the executive officer’s employment (“Termination Date”);

(ii)	all accrued but unutilized vacation time as of the Termination Date;

(iii)	base salary continuation (at the base salary in effect at the time of termination) from the Termination Date through the end of the remaining term of the employment agreement;

(iv)
continued participation in any incentive compensation plan in existence as of the Termination Date, provided that all other eligibility and performance objectives are met, as if the executive officer had continued employment through December 31 of the year in which the termination occurs (the executive officer will not be eligible for incentive compensation with respect to any year following the year of termination);

(v)
continuation of any elective health care benefits that we are providing to the executive officer as of his or her Termination Date in accordance with the terms of our general RIF Policy discussed below (under this policy, the continuation of health care benefits is limited to no more than a one-year period); and

(vi)
a lump sum payment calculated based on the product of (X) and (Y) where “X” means the then current monthly premium charge for the COBRA Continuation Coverage under the health care benefits plan of the kind the executive officer then subscribes to and “Y” means (a) the number of months for which base salary is payable under (iii) above minus (b) the number of months of health care benefits coverage provided to the executive officer under (v) above.

In addition to the amounts in items (i) through (vi) above, the executive officer will be entitled to receive the amount in his Group 1 SERP account upon reaching age 62 (either in a lump sum distribution or annual installment payments as described above), provided he is vested in such benefits at the time of a Triggering Event.
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his termination is due to a death or disability or if he is otherwise vested, the executive’s Group 1 SERP account balance would become payable to the executive (or his beneficiary) either in a lump sum distribution or annual installment payments as described above. In addition, if the executive's termination is due to a death or disability, the executive (or his beneficiary) would be entitled to receive pro rata LTIP awards as discussed below in the section entitled "Pro Rata LTIP Awards That Would be Due in Connection with Certain Events." In the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason.
The employment agreements provide that the executive officer will not be entitled to any other salary, incentive compensation or severance payments other than those specified above or as required by applicable law.

The terms of the employment agreements also specify that the right to receive payments under items (iii) through (vi) above is contingent upon the executive officer signing a general release of all claims against us and refraining from: (1) becoming employed by any other FHLBank or other entity in which the executive officer would serve in a role to affect that entity’s decisions with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; (2) soliciting, contacting, calling upon, communicating with or attempting to communicate with any of our members with which the executive officer had business dealings while employed by us with respect to any product or service that competes with our credit products during the period in which the executive officer is owed Termination Payments; and (3) recruiting, hiring or engaging the services of any of our employees with whom the executive officer had contact during the executive officer’s employment with us for a period of one year after his Termination Date. The executive officer may irrevocably elect, prior to his Termination Date, not to receive the Termination Payments provided for in items (iii) through (vi) above and, if the executive officer makes such election, he will be released from any obligation to comply with clauses (1) and (2) in the immediately preceding sentence.
Table 1 sets forth the amounts (or, in the case of the pro rata portion of the 2012 and 2013 LTIP awards, an estimate of the amounts) that would have been payable to Messrs. Joiner, Sims and Lewis as of December 31, 2013 if a Triggering Event had occurred on that date. As of December 31, 2013, health care benefits continuation for these executive officers under our RIF Policy would have ranged from 10 months (in the case of Mr. Lewis) to one year (in the case of Messrs. Joiner and Sims). If the Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and the table below, a “sale”), then a pro rata portion of these executive officers’ 2012 and 2013 LTIP awards would also have been payable on December 31, 2013. Because the achievement levels under our 2012 LTIP and 2013 LTIP are not determinable until the end of each of the three-year Performance Periods (i.e., December 31, 2014 in the case of the 2012 LTIP and December 31, 2015 in the case of the 2013 LTIP), the related amounts presented in the table below are estimates that were based solely on the assumption that a determination would have been made that the target objective for each of the goals (that have specific objectives) contained in our 2012 LTIP and 2013 LTIP had been achieved and that the average VPP achievement during each of the applicable three-year Performance Periods was 80 percent (80 percent overall LTIP goal achievement). Because the LTIP does not address how such a determination would be made if a sale occurred on a date other than the last day of a Performance Period (nor does it address how such a determination would be made in connection with any other significant transaction if such transaction occurred on a date other than the last day of a Performance Period, as discussed below), the calculation of this benefit would be determined by the Compensation and Human Resources Committee in its capacity as the administrator of the plan. As discussed more fully in the narrative preceding the second table in the Grants of Plan-Based Awards section beginning on page 111, the ultimate awards that can be earned by our executive officers under our LTIP (other than the maximum payouts) can vary significantly. The maximum pro rata 2012 and 2013 LTIP awards that could have been payable on December 31, 2013 if a sale had occurred on that date would have been $112,718 for Mr. Joiner, $155,997 for Mr. Sims and $108,225 for Mr. Lewis, the components of which are presented in Table 3 below.
TABLE 1

Name	Accrued/ Unpaid Base Salary as of 12/31/13 ($)	Accrued/ Unused Vacation as of 12/31/13 ($)	Undiscounted Value of Base Salary Continuation ($)	2013 Incentive Compensation ($) (1)	Undiscounted Value of Health Care Benefits Continuation ($)	COBRA Continuation Coverage Lump Sum Payment ($)	SERP ($)	Total Termination Benefit if Triggering Event was Unrelated to a Sale ($)	Estimated Pro Rata 2012/2013 LTIP Awards ($)	Total Estimated Termination Benefit if Triggering Event was Related to a Sale ($)
Paul Joiner	—	26,634	877,131	150,945	21,392	46,492	434,375	1,556,969	84,061	1,641,030
Michael Sims	—	5,116	1,281,100	218,895	21,590	49,343	512,083	2,088,127	116,338	2,204,465
Tom Lewis	—	7,298	842,163	144,938	17,827	50,535	9,612	1,072,373	80,709	1,153,082
_______________________________________

(1)	The components of this column are provided in the table entitled "Components of Non-Equity Incentive Plan Compensation for 2013" on page 111.
The components of the SERP-related payment in the summary table above are as follows:

Name	SERP Group 1 ($)	SERP Group 2 ($)	Total SERP ($)
Paul Joiner	434,375	—	434,375
Michael Sims	512,083	—	512,083
Tom Lewis	—	9,612	9,612

Pursuant to a written agreement, Mr. Sims voluntarily agreed to a reduction in his base salary effective April 1, 2014. In accepting this change, Mr. Sims also agreed that the reduction in his base salary did not constitute good reason under his employment agreement, nor did it otherwise trigger any obligation for us to pay him severance.
Termination Benefits for Ms. Damholt and Mr. Edmondson Under our RIF Policy
As of December 31, 2013, no employment agreement or contract of any kind existed between us and Ms. Damholt or Mr. Edmondson. However, as discussed above, Ms. Damholt and Mr. Edmondson would have been entitled to benefits under our RIF Policy as of December 31, 2013 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employees' age, length of service, base salary and job grade level at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any employee under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to cash out any accrued and unused vacation (but not unused flex leave). If an employee is involuntarily terminated due to a reduction in force, disability, or death, he or she is not eligible to receive a prorated portion of their VPP award, unless specifically preapproved by our President and Chief Executive Officer. However, if the same employee is involuntarily terminated during the first two months of a calendar year and prior to the payout of the previous year's VPP award, the employee is eligible to receive the VPP award for the prior year assuming all of the other eligibility requirements are met.
Benefits continuation includes vacation that would have been accrued by the employee during the severance benefit period, matching contributions that otherwise would have been made on his or her behalf to our 401(k)/Thrift Plan and NQDC Plan during the severance benefit period (based on elections in effect at the date of termination), and continuation of any health care benefits that we were providing to the employee at the date of his or her termination (our health care benefits are elective and include medical, dental, vision and prescription drug benefits). The dollar equivalent of the future vacation benefit and matching contributions are paid in cash to the employee upon termination. These amounts are in addition to the specified severance pay and cash out associated with any accrued and unused vacation that has not previously been cashed out by the employee pursuant to our Vacation Leave Policy. The vacation cash out, if any, is also paid to the employee upon termination. Employees are eligible to continue their pre-existing participation in our health care benefit program, if any, for the length of the severance period by paying premiums at the same subsidized rates that we charge our active employees. If an employee elects to continue his or her coverage, we will pay the difference between the subsidized rate and the full cost of providing the health care benefits during the severance period (in Table 2 below, these amounts are presented in the column entitled "Undiscounted Value of Health Care Benefits Continuation").
Any employee who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under our RIF Policy. We reserve the right in our sole discretion to amend or discontinue our RIF Policy at any time.
As of December 31, 2013, Ms. Damholt and Mr. Edmondson would have been entitled under our RIF Policy to severance pay and benefits continuation for six months and one year, respectively. Table 2 sets forth the amounts that would have been payable to Ms. Damholt and Mr. Edmondson as of December 31, 2013 if a RIF Policy Triggering Event had occurred on that date (the amounts presented in Table 2 assume that Mr. Joiner would have approved the payments of these executives' 2013 VPP awards). If the RIF Policy Triggering Event had been related to a merger and/or consolidation (for purposes of this discussion and Table 2, a “merger”), then a pro rata portion of these executive officers’ 2012 and 2013 LTIP awards would also have been payable on December 31, 2013. As discussed above in the narrative preceding Table 1, because the achievement levels under our 2012 and 2013 LTIP are not determinable until the end of each of the three-year Performance Periods (i.e., December 31, 2014 in the case of the 2012 LTIP and December 31, 2015 in the case of the 2013 LTIP), the related amounts in Table 2 are estimates that were based solely on the assumption that a determination would have been made that the overall LTIP goal achievement was 80 percent. The maximum pro rata 2012 and 2013 LTIP awards that could have been payable on December 31, 2013 if a merger had occurred on that date would have been $98,128 for Ms. Damholt and $104,029 for Mr. Edmondson.

TABLE 2

Name	Accrued/ Unused Vacation as of 12/31/13 ($)	Undiscounted Value of Base Salary Continuation ($)	2013 Incentive Compensation ($) (1)	SERP ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	Total Termination Benefit if Related to a RIF Policy Triggering Event other than a Merger ($)	Estimated Pro Rata 2012/2013 LTIP Awards ($)	Total Estimated Termination Benefit if RIF Policy Triggering Event was Related to a Merger ($)
Sandra Damholt	1,293	130,000	128,299	—	6,285	10,000	7,800	283,677	73,181	356,858
Emanuel Edmondson	7,875	273,000	125,901	6,134	21,590	26,250	15,600	476,350	77,580	553,930
_______________________________________

(1)	The components of this column are provided in the table entitled "Components of Non-Equity Incentive Plan Compensation for 2013" on page 111.

Under the terms of our RIF Policy, Ms. Damholt and Mr. Edmondson would not have been required to execute any non-compete, non-solicitation, non-disparagement or confidentiality agreements in order to receive the termination benefits described above.

Pro Rata LTIP Awards That Would be Due in Connection with Certain Events

The components of the LTIP-related payments in Tables 1 and 2 above and Table 4 below (and, for comparative purposes, the maximum LTIP-related amounts) are as follows:
TABLE 3

Name	Estimated Pro Rata 2012 LTIP Award ($)	Estimated Pro Rata 2013 LTIP Award ($)	Estimated Pro Rata 2012/2013 LTIP Awards ($)	Maximum Pro Rata 2012 LTIP Award ($)	Maximum Pro Rata 2013 LTIP Award ($)	Maximum Pro Rata 2012/2013 LTIP Awards ($)
Paul Joiner	55,675	28,386	84,061	74,655	38,063	112,718
Michael Sims	78,013	38,325	116,338	104,607	51,390	155,997
Sandra Damholt	48,125	25,056	73,181	64,531	33,597	98,128
Tom Lewis	53,455	27,254	80,709	71,679	36,546	108,225
Emanuel Edmondson	50,905	26,675	77,580	68,260	35,769	104,029
If during a three-year LTIP Performance Period an executive officer’s employment with us is terminated due to death, disability, retirement (provided the officer is age 55 or older with at least 10 years of service at the time of his or her retirement) or special circumstances as approved by our Board of Directors (which may include, but is not limited to, a significant change in an executive officer’s job responsibilities other than for cause), the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The LTIP award would become vested on the last day of the Performance Period in which the termination occurs and would be payable no later than March 15 of the year following the year in which the award became vested. If a termination of any of our executive officers had occurred on December 31, 2013 for any of the reasons cited in the first sentence of this paragraph, the executive (or his or her beneficiary in the event of the executive’s death) would have been entitled (provided that any of the conditions described in that sentence were met) to receive (i) in early 2015 two-thirds of the 2012 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2014 and (ii) in early 2016 one-third of the 2013 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2015. As of December 31, 2013, Mr. Joiner was the only named executive officer that satisfied the eligibility requirements to receive a pro rata 2012 LTIP award and a pro rata 2013 LTIP award in connection with a planned, voluntary retirement. For an estimate of the amounts that would have been payable to our named executive officers in early 2015 (under the 2012 LTIP) and early 2016 (under the 2013 LTIP) if such executive’s employment with us had been terminated on December 31, 2013 due to his or her death, disability, retirement (in the case of Mr. Joiner only) or special circumstances as approved by our Board of Directors, please refer to the columns entitled “Estimated Pro Rata 2012 LTIP Award” and "Estimated Pro Rata 2013 LTIP Award," respectively, in Table 3 above and, importantly, the narrative preceding Table 1.

If during a three-year LTIP Performance Period: (1) we are merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity is merged or consolidated into us; (2) we sell or transfer all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we are liquidated or dissolved (each, a “Significant Transaction”), then any portion of an LTIP award that has not otherwise become vested as of the date of the Significant Transaction would be treated as earned and vested effective as of the date of the Significant Transaction, in a pro rata manner equivalent to the period of time during the Performance Period that the named executive officer participated in the LTIP prior to the date of the Significant Transaction. The pro rata LTIP award would be payable on the date on which the Significant Transaction occurs. In the case of a Significant Transaction, LTIP-related payments are not conditioned upon a termination of the executive’s employment with us. For an estimate of the amounts that would have been payable to our named executive officers under the 2012 LTIP and the 2013 LTIP as of December 31, 2013 if a Significant Transaction had occurred on that date, please refer to the column entitled “Estimated Pro Rata 2012/2013 LTIP Awards” in Table 3 above and, importantly, the narrative preceding Table 1.
Other
In the event of the death or disability of any of our executive officers, we have no obligation to provide any life insurance or disability benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers, with the following exception. Under our short-term disability plan, officers (including but not limited to our executive officers) are entitled to receive an income benefit equal to 100 percent of their base salary for up to 6 months. For non-officers, the plan provides an income benefit equal to 50 percent of their base salary for up to 6 months. In each case, the employee must first use up all of his or her accrued and unused vacation and flex leave. Except as previously noted with regard to our SERP, our qualified and nonqualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from any of the events described above or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his or her deferral election forms and he or she would be entitled to cash out any accrued and unused vacation. As shown in the table on page 117, the amounts in Mr. Smith's and Ms. Parker's NQDC Plan accounts were distributed in their entirety in 2013 based on their preexisting elections. Other than the benefits described above in connection with each covered circumstance and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our executive officers. For a discussion of our retirement benefits program, see pages F-44 through F-47 of this Annual Report on Form 10-K.
Employment Agreements with Ms. Damholt and Mr. Edmondson That Became Effective January 1, 2014
Effective January 1, 2014, we entered into employment agreements with Ms. Damholt and Mr. Edmondson, among other executives who previously did not have employment agreements. Each of these employment agreements provides that we will employ the executive officer for the period from January 1, 2014 through December 31, 2014 (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On the expiration of the initial one-year term and on each yearly anniversary thereof, the employment agreements will automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the expiration date or anniversary date, as the case may be, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment.
For purposes of these employment agreements, cause for termination shall mean a finding by us that: (i) the executive has failed to perform his or her assigned duties for us after written notice of the failure and an opportunity to cure within 10 days of receipt of the notice (provided we determine that the failure is curable); (ii) the executive has failed or refused to comply in any material respect with our policies, procedures, practices, standards or other written directives; (iii) the executive has engaged in dishonesty, misconduct, gross negligence or falsification of records involving us; (iv) the executive has committed an act which injures or could reasonably be expected to injure our reputation, business or business relationships; (v) the executive fails to devote all of his or her business time and attention exclusively to our business and affairs; (vi) the executive has been convicted of, or has entered a plea of guilty or nolo contendere to, any crime involving moral turpitude or any felony; (vii) the executive has engaged in conduct which causes him or her to be barred from employment with us by any law or regulation or by any order of, or agreement with, any regulatory authority; or (viii) the executive breaches his or her employment agreement.
For purposes of these employment agreements, good reason means the occurrence, without the executive's written consent, of any of the following events: (a) any material diminution in the executive's authority, duties or responsibilities with us; (b) a material reduction by us in the executive’s incentive compensation award range under the VPP or LTIP, except for an across-the-board reduction similarly affecting substantially all similarly-situated employees; (c) a material reduction in the executive’s base salary, except for across-the-board salary reductions similarly affecting substantially all similarly-situated employees; (d) a requirement by us that the executive perform his or her principal services more than 100 miles from the executive's place of primary employment on January 1, 2014 or such other location at which the executive has later agreed to provide such services; (e) a material breach by us of any material provision of the employment agreement; or (f) we, or substantially all of our assets, are effectively acquired by another FHLBank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes a material diminution in the executive’s authority, duties or responsibilities.
No resignation will be treated as resignation for good reason unless (x) the executive has given written notice to us of the executive's intention to terminate his or her employment for Good Reason, describing in detail the grounds for such action, no later than 30 days after the first occurrence of such circumstance, (y) the executive has provided us with at least 30 days in which to cure the circumstance, and (z) if we are not successful in curing the circumstance, the executive ends employment within 30 days following the conclusion of the cure period in (y). If we inform the executive that we will not treat the executive's resignation as for good reason, he or she may either withdraw the resignation and remain employed by us (provided that the executive does so before the original notice of resignation becomes effective) or proceed to dispute our decision.
Under the terms of the employment agreements that were entered into effective January 1, 2014, in the event that the executive officer's employment with us is terminated either by the executive officer for good reason or by us other than for cause, or in the event that we give notice of non-renewal while the executive is willing and able to continue employment on the same terms (each, a "Specified Triggering Event"), the executive officer shall be entitled to receive the following severance benefits in addition to those payable under any applicable incentive and benefit programs in effect at the time of termination and in accordance with their terms:
(a) base salary continuation (at the base salary in effect at the time of termination) for 12 months;

(b)
a pro rata portion of the executive's non-equity incentive plan compensation (including the VPP and LTIP) for the year in which the executive's termination occurs, based on actual performance for such year and payable at the time that annual incentive awards, if any, are paid to other executives, but in no event later than March 15 following the year in which the termination occurred; and

(c)	continuation of any elective group health and dental insurance benefits that we are providing to the executive officer as of his or her termination date for a period of 12 months.
In addition to the amounts in (a) through (c) above, Mr. Edmondson would be entitled to receive the amount in his Group 2 SERP account in a lump sum distribution.
If the executive officer's employment with us is terminated for any reason other than a Specified Triggering Event, the executive officer will be entitled only to his or her base salary through the last day of the executive's actual employment with us unless his or her termination is due to a death or disability in which case the executive (or his or her estate) will also be entitled to receive the executive's base salary for an additional 30-day period and any pro rata LTIP awards, as discussed above in the section entitled "Pro Rata LTIP Awards That Would be Due in Connection with Certain Events."
The terms of the employment agreements specify that the right to receive payments under items (a) through (c) above is contingent upon the executive delivering to us an executed severance agreement and a release of claims in a form provided by us.
Excluding Ms. Damholt's agreement, the terms of each of the employment agreements that were entered into effective January 1, 2014 provide that during the executive's employment and for a period of one year after the termination of such employment for any reason, the executive will not: (i) engage in a managerial capacity in any business or enterprise in which the executive would serve in a role to affect that entity's decisions with respect to any product or service that competes with our credit products; (ii) directly or indirectly, either alone or in association with others, solicit, recruit, induce, or attempt to solicit, recruit or induce for employment or hire or engage as an independent contractor, any of our employees with whom the executive had contact during his or her employment with us; or (iii) directly or indirectly, either alone or in association with others, solicit, divert or take away, or attempt to solicit, divert or take away, the business or patronage of any of our members or customers with which the executive had material contact during his or her employment with us or about which the executive learned confidential information. Ms. Damholt's employment agreement does not include the non-compete and non-solicitation provisions described in the immediately preceding sentence.

Table 4 sets forth the amounts that would have been payable to Ms. Damholt and Mr. Edmondson as of December 31, 2013 if their employment agreements had been in effect as of that date and a Specified Triggering Event had occurred on December 31, 2013. If the Specified Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and Table 4, a “sale”), then a pro rata portion of these executive officers’ 2012 and 2013 LTIP awards would also have been payable on December 31, 2013. As discussed above in the narrative preceding Table 1, because the achievement levels under our 2012 and 2013 LTIP are not determinable until the end of each of the three-year Performance Periods (i.e., December 31, 2014 in the case of the 2012 LTIP and December 31, 2015 in the case of the 2013 LTIP), the related amounts in Table 4 are estimates that were based solely on the assumption that a determination would have been made that the overall LTIP goal achievement was 80 percent. The maximum pro rata 2012 and 2013 LTIP awards that could have been payable on December 31, 2013 if a sale had occurred on that date would have been $98,128 for Ms. Damholt and $104,029 for Mr. Edmondson.
TABLE 4

Name	Accrued/ Unused Vacation as of 12/31/13 ($)	Undiscounted Value of Base Salary Continuation ($)	2013 Incentive Compensation ($) (1)	SERP ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Related to a Specified Triggering Event other than a Sale ($)	Estimated Pro Rata 2012/2013 LTIP Awards ($)	Total Estimated Termination Benefit if Specified Triggering Event was Related to a Sale ($)
Sandra Damholt	1,293	260,000	128,299	—	14,721	404,313	73,181	477,494
Emanuel Edmondson	7,875	273,000	125,901	6,134	25,271	438,181	77,580	515,761
_______________________________________

(1)	The components of this column are provided in the table entitled "Components of Non-Equity Incentive Plan Compensation for 2013" on page 111.
Regulatory Rules Regarding Golden Parachute Payments
On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Among other things, this legislation gave the Director of the Finance Agency (the “Director”) the authority to limit, by regulation or order, any golden parachute payment. On January 28, 2014, the Finance Agency published a final rule relating to golden parachute payments (the “Golden Parachute Regulation”). The Golden Parachute Regulation defines a “golden parachute payment” as any payment (or any agreement to make any payment) in the nature of compensation by any FHLBank for the benefit of certain entity-affiliated parties (including but not limited to a FHLBank’s officers) that (i) is contingent on, or by its terms is payable on or after, the termination of such party’s primary employment or affiliation with the FHLBank and (ii) is received on or after, or is made in contemplation of, any of the following events: (a) the insolvency of the FHLBank; (b) the appointment of any conservator or receiver for the FHLBank; or (c) the FHLBank is in a troubled condition.
The Golden Parachute Regulation prohibits a FHLBank from making, or agreeing to make, any golden parachute payment unless: (1) the Director determines that the payment or agreement is permissible; (2) the agreement is made in order to hire a person to become an entity-affiliated party either at the time when the FHLBank is insolvent, in a troubled condition or the subject of a conservatorship or receivership or in an effort to prevent such an event, and the Director consents in writing to the amount and terms of the golden parachute payment; or (3) the payment is made pursuant to an agreement which provides for a reasonable severance payment, not to exceed 12 months’ salary, in the event of a change in control (excluding a change in control resulting from a conservatorship or receivership); provided, however, that the consent of the Director is obtained prior to making the payment. In all of these cases, the FHLBank must demonstrate that it does not have any reasonable basis to believe that the payee (a) has committed any fraudulent act or omission, breach of trust or fiduciary duty, or insider abuse that is likely to have a material adverse effect on the FHLBank; (b) is substantially responsible for the insolvency of, the appointment of a conservator or receiver for, or the troubled condition of the FHLBank; (c) has materially violated any applicable federal or state law or regulation that has had or is likely to have a material effect on the FHLBank; and (4) has violated or conspired to violate certain specified sections of the United States Code.
The following types of payments are excluded from the definition of “golden parachute payment” under the Golden Parachute Regulation: (i) any payment made pursuant to a pension or retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under Section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to any plan, contract, agreement of other arrangement which is an “employee welfare benefit plan” as that term is defined in section 3(1) of the Employee Retirement Income Security Act of 1974, as amended, or other usual and customary plans such as dependent care, tuition reimbursement, group legal services, or cafeteria plans; (iii) any payment made pursuant to a bona fide deferred compensation plan or arrangement (iv) any payment made by reason of death or by reason of termination caused by the disability of the entity-affiliated party; (v) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of not more than 12 months’ base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation or early retirement (other than payments to a named executive officer and any other officer identified by the Director whose base salary exceeds $300,000); or (vi) any severance or similar payment that is required to be made pursuant to a state statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria).
The Golden Parachute Regulation was effective February 27, 2014 and it is applicable to all of our existing employment agreements. Accordingly, payments that might otherwise be payable to our executive officers under those agreements could be reduced if a Triggering Event or Specified Triggering Event, as applicable, were to occur at a time at which we were (or it was contemplated that we could become) insolvent, in a troubled condition or the subject of a conservatorship or receivership.
On January 28, 2014, the Finance Agency also published a final rule relating broadly to executive compensation (the "Executive Compensation Regulation"). Under the Executive Compensation Regulation, which became effective on February 27, 2014, the Director has the authority to prohibit us from providing compensation (including termination benefits) to any named executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. In determining whether compensation to a named executive officer is not reasonable and comparable, the Director may take into consideration any factors the Director considers relevant, including any wrongdoing on the part of the executive, such as any fraudulent act or omission, breach of trust or fiduciary duty, violation of law, rule, regulation, order or written agreement, and insider abuse. The Executive Compensation Regulation provides that we must provide at least 30 days' advance written notice prior to making any payments to a named executive officer in connection with a change in control or a termination of the executive's employment with us. Accordingly, it is possible that payments that might otherwise be payable to our named executive officers could be reduced even if a Triggering Event or Specified Triggering Event, as applicable, were to occur at a time when we were not insolvent, in a troubled condition or the subject of a conservatorship or receivership.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2013, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number and type of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2013 (subject to a maximum of six meetings). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in any special telephonic meetings of the Audit Committee and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its other committees.

	Annual Compensation Limit for 2013	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	77,500	13,000
Vice Chairman of the Board	72,500	12,000
Chairman of the Audit Committee	72,500	12,000
Chairmen of all other Board Committees	60,000	10,000
All other Directors	55,000	9,250

The following table sets forth the actual compensation earned by our directors in 2013. Four of the directors presented in the table (Julie A. Cripe, Charles G. Morgan, Jr., James W. Pate, II and Anthony S. Sciortino) no longer serve on our Board of Directors. Ms. Cripe's term ended on March 5, 2014 when she ceased to meet the eligibility requirements to occupy the member directorship to which she previously had been elected (for additional discussion, see page 85 of this report). The terms of Messrs. Morgan, Pate and Sciortino expired on December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James H. Clayton, Chairman in 2013	77,500	—	—	—	—	*	77,500
Mary E. Ceverha, Vice Chairman in 2013	72,500	—	—	—	—	*	72,500
Dianne W. Bolen	55,000	—	—	—	—	*	55,000
Patricia P. Brister	60,000	—	—	—	—	*	60,000
Tim H. Carter	55,000	—	—	—	—	*	55,000
C. Kent Conine	60,000	—	—	—	—	*	60,000
Julie A. Cripe	55,000	—	—	—	—	*	55,000
W. Wesley Hoskins	55,000	—	—	—	—	*	55,000
Charles G. Morgan, Jr.	60,000	—	—	—	—	*	60,000
James W. Pate, II	55,000	—	—	—	—	*	55,000
Joseph F. Quinlan, Jr.	60,000	—	—	—	—	*	60,000
Robert M. Rigby	55,000	—	—	—	—	*	55,000
John P. Salazar	55,000	—	—	—	—	*	55,000
Margo S. Scholin	55,000	—	—	—	—	*	55,000
Anthony S. Sciortino	60,000	—	—	—	—	*	60,000
Ron G. Wiser	72,500	—	—	—	—	*	72,500
_______________________________________

*
Our directors did not receive any other form of compensation in 2013 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $5,747 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation, which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $1,078,000 at December 31, 2013.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. In 2013, all but two of the directors presented in the table used this benefit to some extent at a total cost to us of $50,725. As no individual director was reimbursed more than $5,746 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2013, our directors’ Bank-related travel expenses totaled $383,979, not including the spousal travel and meal reimbursements described above.

For 2014, our directors will again receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number and type of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2014 (subject to a maximum of six meetings). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in any special telephonic meetings of the Audit Committee and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its other committees. As presented in the table, our directors' fees remain unchanged in 2014 relative to 2013.

	Annual Compensation Limit for 2014	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$77,500	$13,000
Vice Chairman of the Board	72,500	12,000
Chairman of the Audit Committee	72,500	12,000
Chairmen of all other Board Committees	60,000	10,000
All other Directors	55,000	9,250

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2013 was, prior to or during 2013, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of March 7, 2014, there were 10,354,146 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. No shareholder beneficially owned more than five percent of the Bank’s outstanding capital stock as of March 7, 2014.
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. Currently, 8 of the 9 member directorships are filled. The following table sets forth, as of March 7, 2014, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
OmniAmerican Bank 1320 South University Drive, Fort Worth, TX 76107	Tim H. Carter	155,886	1.51%
First Security Bank 314 North Spring, Searcy, AR 72143	Michael C. Hutsell	110,164	1.06%
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr./Albert C. Christman	13,765	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	7,600	*
Liberty Bank 860 W. Airport Freeway, Suite 100, Hurst, TX 76054	Robert M. Rigby	7,468	*
Planters Bank and Trust Company 212 Catchings Street, Indianola, MS 38751	James H. Clayton	4,042	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	1,404	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	647	*
All Directors’ Financial Institutions as a group		300,976	2.91%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 8 of our 15 directors are officers or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
We have adopted written policies prohibiting our employees and directors from accepting any personal benefits where such acceptance may create either the appearance of, or an actual, conflict of interest. These policies also prohibit our employees and directors from having a direct or indirect financial interest that conflicts, or appears to conflict, with that employee’s or director’s duties and responsibilities to us, subject to certain exceptions. Any of our employees who regularly deal with our members or major financial institutions that do business with us must disclose any personal financial relationships with those members or major financial institutions annually in a manner that we prescribe. Our directors are required to disclose all actual or apparent conflicts of interest and any financial interest of the director or an immediate family member or business associate of the director in any matter to be considered by the Board of Directors. Directors must refrain from participating in the deliberations regarding or voting on any matter in which they, any immediate family members or any business associates have a financial interest, except that member directors may vote on the terms on which our products are offered to all members and other routine corporate matters, such as the declaration of dividends. With respect to our AHP, directors and employees may not participate in or attempt to influence decisions by us regarding the evaluation, approval, funding or monitoring, or any remedial process for an AHP project if the director or employee, or a family member of such individual, has a financial interest in, or is a director, officer or employee of, an organization involved in such AHP project.
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
In addition to the named executive officers identified in the Summary Compensation Table on page 110, Brehan Chapman, Gustavo Molina and Scott Trapani, who serve as our Senior Vice President and Chief Administrative Officer, our Senior Vice President and Chief Banking Operations Officer, and our Senior Vice President and Chief Risk Officer, respectively, were each executive officers during a portion of 2013 and thus "related persons" within the meaning of that term under applicable SEC rules. As executive officers, their compensation may be deemed to be related person transactions required to be disclosed under applicable SEC rules. As discussed under Item 11 - Executive Compensation - Compensation Discussion and Analysis, our President and Chief Executive Officer sets the base salaries for our executive officers. In 2013, we paid Ms. Chapman and Mr. Molina base salaries of $207,500 and $233,000, respectively. Mr. Trapani began his employment with us on July 15, 2013. For the portion of 2013 that Mr. Trapani was employed by us, we paid him $177,939 in base salary. In addition, we paid Mr. Trapani's relocation and certain of his housing-related expenses totaling $136,194 and we reimbursed him $15,156 for the incremental taxes associated with his temporary housing expenses. Further, we paid Mr. Trapani one-half of his $20,000 hiring bonus, or $10,000. For 2014, our Interim President and Chief Executive Officer set the base salaries for Ms. Chapman, Mr. Molina and Mr. Trapani at $217,500, $256,300 and $390,500, respectively. In January 2014, we paid Mr. Trapani $10,000, representing the second half of his hiring bonus. The remainder of these executives' compensation is paid to them pursuant to benefit plans that were recommended to our Board of Directors for approval by the Board's Compensation and Human Resources Committee. The Transactions with Related Persons Policy does not require review and approval or ratification by the Audit Committee of any of our executive officers' compensation.

Since January 1, 2013, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K, except as described above. Additionally, since January 1, 2013, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2013.
As of December 31, 2013 and 2012, advances outstanding to Directors’ Financial Institutions aggregated $452 million and $633 million, respectively, representing 2.9 percent and 3.5 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 15 directors. Eight of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while six of our directors were elected by a plurality of our members at-large (“independent directors”). In addition, one independent director was appointed by our Board of Directors to fulfill the unexpired term of a former independent director. One of our member directorships is currently vacant. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included above under Item 10 — Directors, Executive Officers and Corporate Governance.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Tim H. Carter, Mary E. Ceverha, James H. Clayton, Michael C. Hutsell, Sally I. Nelson, Margo S. Scholin and Ron G. Wiser, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Julie A. Cripe and Charles G. Morgan, Jr. served on our Audit Committee during 2013 and were independent under the Finance Agency's criteria. Ms. Cripe's term as a director ended on March 5, 2014 when she ceased to meet the eligibility requirements to occupy the member directorship to which she previously had been elected (for additional discussion, see page 85 of this report). Mr. Morgan's term as a director expired on December 31, 2013.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as were Julie A. Cripe and Charles G. Morgan, Jr., each of whom served as an Audit Committee member during 2013. Ms. Cripe's term as a director ended on March 5, 2014. Mr. Morgan's term as a director expired on December 31, 2013.
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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through their member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Tim H. Carter, Albert C. Christman, James H. Clayton, W. Wesley Hoskins, Michael C. Hutsell, Joseph F. Quinlan, Jr., Robert M. Rigby and Ron G. Wiser. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to Julie A. Cripe, Charles G. Morgan, Jr. and Anthony S. Sciortino, who served on our Board of Directors during 2013. Ms. Cripe's term ended on March 5, 2014. The terms of Messrs. Morgan and Sciortino expired on December 31, 2013.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Dianne W. Bolen, Patricia P. Brister, Mary E. Ceverha, C. Kent Conine, Sally I. Nelson, John P. Salazar and Margo S. Scholin. This determination also applies to James W. Pate, II, who served on our Board of Directors during 2013 and whose term expired on December 31, 2013.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Tim H. Carter, James H. Clayton, Michael C. Hutsell and Ron G. Wiser) is independent under the NYSE standards for audit committees. Additionally, in 2013,

Julie A. Cripe and Charles G. Morgan, Jr. served on our Audit Committee. Our Board of Directors determined that Ms. Cripe and Mr. Morgan, as member directors, were not independent under the NYSE independence standards for audit committee members. Mr. Morgan no longer serves on our Board of Directors as his term expired on December 31, 2013. Ms. Cripe's term as a director ended on March 5, 2014.
Our Board of Directors determined that Mary E. Ceverha, Sally I. Nelson and Margo S. Scholin, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2013 and 2012 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2013	2012
Audit fees	$667	$702
Audit-related fees	7	29
Tax fees	—	—
All other fees	—	—
Total fees	$674	$731

In 2013 and 2012, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2013 and 2012, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2013 and 2012, the Bank was assessed $23,000 and $28,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2013 and 2012 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-58 of this Annual Report on Form 10-K.
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

10.14
Form of Employment Agreement between the Registrant and each of Paul Joiner, Michael Sims and Tom Lewis, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.15	Form of Employment Agreement between the Registrant and each of Brehan Chapman, Emanuel Edmondson, Gustavo Molina and Scott Trapani, entered into effective January 1, 2014.

10.16	Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014.

10.17
Form of 2011 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated September 22, 2011 and filed with the SEC on September 28, 2011, which exhibit is incorporated herein by reference).

10.18
Form of 2012 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and filed with the SEC on December 28, 2012, which exhibit is incorporated herein by reference).

10.19
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference).

10.20
Form of Indemnification Agreement between the Registrant and each of its officers, entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.21
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.22
Separation and Release Agreement dated as of September 27, 2013 between Terry Smith and the Registrant (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K/A dated September 27, 2013 and filed with the SEC on September 27, 2013, which exhibit is incorporated herein by reference).

10.23
Separation and Release Agreement dated as of November 19, 2013 between Nancy Parker and the Registrant (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated November 19, 2013 and filed with the SEC on November 22, 2013, which exhibit is incorporated herein by reference).

10.24
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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2013 and 2012, (ii) Statements of Income for the Years Ended December 31, 2013, 2012 and 2011, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011, (iv) Statements of Capital for the Years Ended December 31, 2013, 2012 and 2011, (v) Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 24, 2014	By	/s/ Paul Joiner
Date		Paul Joiner
Interim President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2014.

/s/ Paul Joiner
Paul Joiner
Interim President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ James H. Clayton
James H. Clayton
Chairman of the Board of Directors

/s/ Mary E. Ceverha
Mary E. Ceverha
Vice Chairman of the Board of Directors

/s/ Dianne W. Bolen
Dianne W. Bolen
Director

/s/ Patricia P. Brister
Patricia P. Brister
Director

/s/ Tim H. Carter
Tim H. Carter
Director

Albert C. Christman
Director

/s/ C. Kent Conine
C. Kent Conine
Director

/s/ W. Wesley Hoskins
W. Wesley Hoskins
Director

S-1

Michael C. Hutsell
Director

Sally I. Nelson
Director

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Director

/s/ Robert M. Rigby
Robert M. Rigby
Director

/s/ John P. Salazar
John P. Salazar
Director

/s/ Margo S. Scholin
Margo S. Scholin
Director

/s/ Ron G. Wiser
Ron G. Wiser
Director

S-2

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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2013 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2014

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$911,081	$920,780
Interest-bearing deposits	344	254
Securities purchased under agreements to resell (Note 13)	—	3,000,000
Federal funds sold (Notes 19 and 20)	1,468,000	2,219,000
Trading securities (Note 3)	1,007,757	7,541
Available-for-sale securities (Note 4)	5,455,693	5,772,153
Held-to-maturity securities (a) (Note 5)	5,198,549	5,199,875
Advances (Notes 6, 8 and 19)	15,978,945	18,394,797
Mortgage loans held for portfolio, net of allowance for credit losses of $165 and $183 in 2013 and 2012, respectively (Notes 7, 8 and 19)	91,110	121,478
Accrued interest receivable	64,425	72,531
Premises and equipment, net	18,477	20,202
Derivative assets (Notes 13 and 14)	15,909	13,947
Other assets	11,534	12,771
TOTAL ASSETS	$30,221,824	$35,755,329

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 19)
Interest-bearing	$885,638	$1,177,935
Non-interest bearing	29	29
Total deposits	885,667	1,177,964
Consolidated obligations (Note 10)
Discount notes	5,984,530	6,984,378
Bonds	21,486,712	25,697,936
Total consolidated obligations	27,471,242	32,682,314
Mandatorily redeemable capital stock (Note 15)	3,065	4,504
Accrued interest payable	47,035	53,940
Affordable Housing Program (Note 11)	31,864	29,620
Derivative liabilities (Notes 13 and 14)	10,991	11,268
Other liabilities	25,456	25,085
Total liabilities	28,475,320	33,984,695
Commitments and contingencies (Notes 11, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 11,236,747 and 12,169,858 shares in 2013 and 2012, respectively	1,123,675	1,216,986
Retained earnings
Unrestricted	615,620	549,617
Restricted	39,850	22,276
Total retained earnings	655,470	571,893
Accumulated other comprehensive income (loss) (Note 21)	(32,641)	(18,245)
Total capital	1,746,504	1,770,634
TOTAL LIABILITIES AND CAPITAL	$30,221,824	$35,755,329
_______________________________________

(a)	Fair values: $5,258,422 and $5,283,965 at December 31, 2013 and 2012, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
INTEREST INCOME
Advances	$140,550	$186,313	$212,721
Prepayment fees on advances, net	17,347	9,105	8,704
Interest-bearing deposits	1,149	1,392	360
Securities purchased under agreements to resell	1,268	4,477	675
Federal funds sold	1,979	2,182	2,039
Trading securities	327	—	—
Available-for-sale securities	22,780	30,456	5,736
Held-to-maturity securities	52,530	67,666	82,479
Mortgage loans held for portfolio	5,908	7,872	10,227
Other	—	2	7
Total interest income	243,838	309,465	322,948

INTEREST EXPENSE
Consolidated obligations
Bonds	89,009	139,306	166,826
Discount notes	6,812	8,418	3,836
Deposits	129	323	244
Mandatorily redeemable capital stock	23	21	58
Other borrowings	8	8	3
Total interest expense	95,981	148,076	170,967

NET INTEREST INCOME	147,857	161,389	151,981

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(204)	(10,496)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	(156)	4,393
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(360)	(6,103)

Net gains (losses) on trading securities	1,249	476	(59)
Net gains (losses) on derivatives and hedging activities	4,481	(7,588)	(24,532)
Gains on other liabilities carried at fair value under the fair value option	—	2,498	12,032
Gains on early extinguishment of debt	7,285	—	415
Letter of credit fees	4,658	4,659	5,253
Other, net	3,019	2,518	(3,923)
Total other income (loss)	20,692	2,203	(16,917)

OTHER EXPENSE
Compensation and benefits	40,103	40,235	42,375
Other operating expenses	25,972	27,403	28,042
Finance Agency	2,372	2,674	4,728
Office of Finance	2,454	2,399	2,274
Other	12	—	—
Total other expense	70,913	72,711	77,419

INCOME BEFORE ASSESSMENTS	97,636	90,881	57,645

Affordable Housing Program	9,766	9,090	5,321
REFCORP	—	—	4,494
Total assessments	9,766	9,090	9,815

NET INCOME	$87,870	$81,791	$47,830
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011

NET INCOME	$87,870	$81,791	$47,830
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(23,395)	17,330	5,197
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(195)	(8,688)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	351	4,295
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	8,237	9,836	16,227
Postretirement benefit plan
Prior service cost	(211)	—	—
Amortization of prior service credit included in net periodic benefit cost	(17)	(35)	(35)
Actuarial gain	1,067	147	149
Amortization of net actuarial gain included in net periodic benefit cost	(77)	(64)	(58)
Total other comprehensive income (loss)	(14,396)	27,370	17,087
TOTAL COMPREHENSIVE INCOME	$73,474	$109,161	$64,917

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2011	16,009	$1,600,909	$452,205	$—	$452,205	$(62,702)	$1,990,412
Proceeds from sale of capital stock	4,726	472,639	—	—	—	—	472,639
Repurchase/redemption of capital stock	(7,526)	(752,567)	—	—	—	—	(752,567)
Shares reclassified to mandatorily redeemable capital stock	(702)	(70,304)	—	—	—	—	(70,304)
Comprehensive income
Net income	—	—	41,912	5,918	47,830	—	47,830
Other comprehensive income	—	—	—	—	—	17,087	17,087
Dividends on capital stock
Cash	—	—	(180)	—	(180)	—	(180)
Mandatorily redeemable capital stock	—	—	(82)	—	(82)	—	(82)
Stock	51	5,116	(5,116)	—	(5,116)	—	—

BALANCE, DECEMBER 31, 2011	12,558	1,255,793	488,739	5,918	494,657	(45,615)	1,704,835
Proceeds from sale of capital stock	7,658	765,834	—	—	—	—	765,834
Repurchase/redemption of capital stock	(8,074)	(807,367)	—	—	—	—	(807,367)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,632)	—	—	—	—	(1,632)
Comprehensive income
Net income	—	—	65,433	16,358	81,791	—	81,791
Other comprehensive income	—	—	—	—	—	27,370	27,370
Dividends on capital stock
Cash	—	—	(178)	—	(178)	—	(178)
Mandatorily redeemable capital stock	—	—	(19)	—	(19)	—	(19)
Stock	44	4,358	(4,358)	—	(4,358)	—	—

BALANCE, DECEMBER 31, 2012	12,170	1,216,986	549,617	22,276	571,893	(18,245)	1,770,634
Proceeds from sale of capital stock	9,798	979,815	—	—	—	—	979,815
Repurchase/redemption of capital stock	(10,509)	(1,050,878)	—	—	—	—	(1,050,878)
Net shares reclassified to mandatorily redeemable capital stock	(263)	(26,325)	—	—	—	—	(26,325)
Comprehensive income
Net income	—	—	70,296	17,574	87,870	—	87,870
Other comprehensive loss	—	—	—	—	—	(14,396)	(14,396)
Dividends on capital stock
Cash	—	—	(172)	—	(172)	—	(172)
Mandatorily redeemable capital stock	—	—	(44)	—	(44)	—	(44)
Stock	41	4,077	(4,077)	—	(4,077)	—	—
BALANCE, DECEMBER 31, 2013	11,237	$1,123,675	$615,620	$39,850	$655,470	$(32,641)	$1,746,504

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$87,870	$81,791	$47,830
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	36,626	37,114	(31,689)
Concessions on consolidated obligation bonds	1,732	3,898	3,744
Premises, equipment and computer software costs	4,620	6,046	6,757
Non-cash interest on mandatorily redeemable capital stock	18	24	48
Increase in trading securities	(1,017)	(1,507)	(717)
Losses due to change in net fair value adjustment on derivative and hedging activities	78,538	108,306	107,626
Gains on early extinguishment of debt	(7,285)	—	(415)
Gains on other liabilities carried at fair value under the fair value option	—	(2,498)	(12,032)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	360	6,103
Net realized losses on disposition of premises, equipment and computer software	—	173	32
Decrease (increase) in accrued interest receivable	8,221	(90)	(29,337)
Decrease (increase) in other assets	(716)	872	1,089
Increase (decrease) in Affordable Housing Program (AHP) liability	2,244	(2,693)	(8,731)
Decrease in accrued interest payable	(6,905)	(11,511)	(28,975)
Decrease in payable to REFCORP	—	—	(5,593)
Increase (decrease) in other liabilities	1,132	(3,102)	11,237
Total adjustments	117,208	135,392	19,147
Net cash provided by operating activities	205,078	217,183	66,977

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	403,590	(665,258)	(347,842)
Net decrease (increase) in securities purchased under agreements to resell	3,000,000	(2,500,000)	(500,000)
Net decrease (increase) in federal funds sold	751,000	(574,000)	2,122,000
Net decrease (increase) in loan to other FHLBank	—	35,000	(35,000)
Net increase in short-term trading securities held for investment	(998,884)	—	—
Purchases of available-for-sale securities	—	(806,724)	(4,857,011)
Proceeds from maturities of long-term held-to-maturity securities	1,722,602	1,997,578	2,104,473
Purchases of long-term held-to-maturity securities	(1,694,237)	(739,408)	—
Principal collected on advances	472,889,692	469,441,483	328,778,242
Advances made	(470,756,800)	(469,088,973)	(321,996,817)
Principal collected on mortgage loans held for portfolio	30,019	41,068	44,076
Purchases of premises, equipment and computer software	(1,484)	(3,135)	(4,040)
Net cash provided by (used in) investing activities	5,345,498	(2,862,369)	5,308,081

	For the Years Ended December 31,
	2013	2012	2011
FINANCING ACTIVITIES
Net increase (decrease) in deposits and pass-through reserves, including swap collateral held	(289,778)	(344,161)	396,603
Net proceeds from (payments on) derivative contracts with financing elements	(208,017)	(106,502)	555,260
Net proceeds from issuance of consolidated obligations
Discount notes	143,194,013	411,401,741	135,285,514
Bonds	7,901,643	22,960,048	11,697,558
Debt issuance costs	(1,067)	(2,914)	(1,117)
Proceeds from assumption of debt from other FHLBank	—	—	167,381
Payments for maturing and retiring consolidated obligations
Discount notes	(144,193,430)	(414,216,446)	(130,617,779)
Bonds	(11,864,577)	(17,224,405)	(22,979,533)
Payment to other FHLBank for assumption of debt	—	—	(14,738)
Proceeds from issuance of capital stock	979,815	765,834	472,639
Proceeds from issuance of mandatorily redeemable capital stock	18	—	—
Payments for redemption of mandatorily redeemable capital stock	(27,845)	(12,151)	(63,531)
Payments for repurchase/redemption of capital stock	(1,050,878)	(807,367)	(752,567)
Cash dividends paid	(172)	(178)	(180)
Net cash provided by (used in) financing activities	(5,560,275)	2,413,499	(5,854,490)

Net decrease in cash and cash equivalents	(9,699)	(231,687)	(479,432)
Cash and cash equivalents at beginning of the year	920,780	1,152,467	1,631,899
Cash and cash equivalents at end of the year	$911,081	$920,780	$1,152,467

Supplemental disclosures
Interest paid	$145,979	$181,852	$180,656
AHP payments, net	$7,522	$11,783	$14,052
REFCORP payments	$—	$—	$10,087
Stock dividends issued	$4,077	$4,358	$5,116
Dividends paid through issuance of mandatorily redeemable capital stock	$44	$19	$82
Capital stock reclassified to mandatorily redeemable capital stock, net	$26,325	$1,632	$70,304

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
The non-credit component of any OTTI losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive income to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional non-credit impairment is concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. In instances when there is a significant increase in a security's expected cash flows, the amount to be accreted is adjusted prospectively.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income until it recovers all interest, and then as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. Government-guaranteed/insured loans are not placed on nonaccrual status.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral-dependent loans that are on nonaccrual status are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A collateral-dependent loan is impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as it is for nonaccrual loans noted above.
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
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2013 and 2012, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $34,443,000 and $32,611,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,449,000, $3,295,000 and $3,997,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.” For the years ended December 31, 2013, 2012 and 2011, the Bank's net occupancy costs totaled $2,905,000, $2,973,000 and $2,921,000, respectively.
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2013 and 2012, the Bank had $1,997,000 and $3,408,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $2,171,000, $2,751,000 and $2,760,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
     Mandatorily Redeemable Capital Stock. The Bank reclassifies shares of capital stock from the capital section to the liability section of its statement of condition at the point in time when a member submits a written redemption notice, gives notice of its intent to withdraw from membership, or becomes a non-member by merger or acquisition, charter termination, or involuntary termination from membership, as the shares of capital stock then meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statement of income. Repurchase or redemption of these mandatorily redeemable financial instruments is reported as a cash outflow in the financing activities section of the statement of cash flows.
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
     Resolution Funding Corporation. Although the Bank is exempt from all federal, state, and local income taxes, it was, through the second quarter of 2011, generally required to make quarterly contributions to the Resolution Funding Corporation (“REFCORP”), an entity established by Congress in 1989 to provide funding for the resolution of insolvent thrift institutions. The Bank charged its REFCORP assessments to earnings as incurred. See Note 12 for more information.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $1,798,000 and $2,462,000 at December 31, 2013 and 2012, respectively, and are included in other assets on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $1,732,000, $3,898,000 and $3,744,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $209,000, $579,000 and $278,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.
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

Note 2— Recently Issued Accounting Guidance
        Presentation of Comprehensive Income. On February 5, 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to report, either on the face of the statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance in ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 (January 1, 2013 for the Bank). The adoption of this guidance did not have any impact on the Bank's results of operation or financial condition. The required disclosures are presented in Note 21.
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
The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (January 1, 2013 for the Bank), and is to be applied retrospectively to all periods presented. The adoption of this guidance did not have any impact on the Bank's results of operation or financial condition. The required disclosures are presented in Note 13.
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
Foreclosure of Residential Real Estate. On January 17, 2014, the FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), which clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or a similar legal agreement. Additionally, ASU 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.
For public companies, the guidance in ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for the Bank) and may be applied either retrospectively by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the guidance is effective or prospectively to all instances of an entity receiving physical possession of residential real estate property collateralized by consumer mortgage loans that occur after the date of adoption. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
U.S. Treasury Bills	$999,505	$—
Other	8,252	7,541
Total	$1,007,757	$7,541

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.
Net gains (losses) on trading securities during the years ended December 31, 2013, 2012 and 2011 included changes in net unrealized holding gain (loss) of $1,249,000, $476,000 and $(41,000) for securities that were held on December 31, 2013, 2012 and 2011, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,195	$48	$101	$54,142
Government-sponsored enterprises	4,965,468	6,111	6,201	4,965,378
Other	436,898	418	1,143	436,173
Total	$5,456,561	$6,577	$7,445	$5,455,693
Available-for-sale securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$56,119	$301	$3	$56,417
Government-sponsored enterprises	5,236,358	22,280	644	5,257,994
Other	457,149	867	274	457,742
Total	$5,749,626	$23,448	$921	$5,772,153
Other debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$24,063	$101	—	$—	$—	2	$24,063	$101
Government-sponsored enterprises	108	1,628,306	6,201	—	—	—	108	1,628,306	6,201
Other	22	192,549	1,070	3	14,754	73	25	207,303	1,143
Total	132	$1,844,918	$7,372	3	$14,754	$73	135	$1,859,672	$7,445

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

At December 31, 2013, the gross unrealized losses on the Bank’s available-for-sale securities were $7,445,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs or fully secured by collateral that is guaranteed by the U.S government. As of December 31, 2013, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of other debentures were rated Aaa by Moody's and AA+ by S&P at that date; the other debentures are not rated by Fitch. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at December 31, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in the investments. In addition, based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at December 31, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on the creditworthiness of the issuer of the Bank's holdings of other debentures, the U.S. government's guaranty of the payment of principal and interest on the collateral securing those debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of other debentures that were in an unrealized loss position at December 31, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2013.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2013 and 2012 are presented below (in thousands).

	December 31, 2013		December 31, 2012
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$26,842	$26,851	$—	$—
Due after one year through five years	3,910,837	3,914,956	3,340,880	3,349,030
Due after five years through ten years	1,518,882	1,513,886	2,401,976	2,416,299
Due after ten years	—	—	6,770	6,824
Total	$5,456,561	$5,455,693	$5,749,626	$5,772,153

Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Amortized cost of available-for-sale securities
Fixed-rate	$5,381,561	$5,674,626
Variable-rate	75,000	75,000

Total	$5,456,561	$5,749,626

At December 31, 2013 and 2012, all of the Bank’s fixed-rate available-for-sale securities were swapped to a variable rate.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$32,689	$—	$32,689	$126	$156	$32,659
Mortgage-backed securities
U.S. government-guaranteed obligations	10,110	—	10,110	58	—	10,168
Government-sponsored enterprises	4,990,347	—	4,990,347	46,734	4,683	5,032,398
Non-agency residential mortgage-backed securities	198,603	33,200	165,403	17,794	—	183,197
	5,199,060	33,200	5,165,860	64,586	4,683	5,225,763
Total	$5,231,749	$33,200	$5,198,549	$64,712	$4,839	$5,258,422

Held-to-maturity securities as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$38,759	$—	$38,759	$176	$175	$38,760
Mortgage-backed securities
U.S. government-guaranteed obligations	12,973	—	12,973	60	—	13,033
Government-sponsored enterprises	4,947,206	—	4,947,206	78,023	271	5,024,958
Non-agency residential mortgage-backed securities	242,374	41,437	200,937	6,277	—	207,214
	5,202,553	41,437	5,161,116	84,360	271	5,245,205
Total	$5,241,312	$41,437	$5,199,875	$84,536	$446	$5,283,965

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2013. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	—	$—	$—	2	$16,157	$156	2	$16,157	$156
Mortgage-backed securities
Government-sponsored enterprises	42	1,591,628	4,353	13	102,236	330	55	1,693,864	4,683
Non-agency residential mortgage-backed securities	1	10,210	80	27	157,101	16,033	28	167,311	16,113
	43	1,601,838	4,433	40	259,337	16,363	83	1,861,175	20,796
Total	43	$1,601,838	$4,433	42	$275,494	$16,519	85	$1,877,332	$20,952
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
At December 31, 2013, the gross unrealized losses on the Bank’s held-to-maturity securities were $20,952,000, of which $16,113,000 was attributable to its holdings of non-agency (i.e., private label) residential mortgage-backed securities and $4,839,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of December 31, 2013, the U.S. government and the issuers of the Bank's holdings of GSE mortgage-backed securities ("MBS") were rated triple-A by Moody's and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at December 31, 2013 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2013.

The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, however, the Bank believes that the unrealized losses as of December 31, 2013 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2013 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2013 assumed changes in home prices ranging from declines of 5 percent to increases of 7 percent over the 12-month period beginning October 1, 2013. For a large majority of markets, home prices were projected to increase from 1 percent to 5 percent. Thereafter, home prices were projected to increase (or continue to increase) using one of five different paths that vary by housing market. Under those paths, home prices were projected to increase as set forth in the table below.

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
Based on the results of its cash flow analyses, the Bank determined it was likely that it would fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of these securities were deemed to be other-than-temporarily impaired in 2013.

Prior to 2013, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired. The following table sets forth additional information for each of the securities that was deemed to be other-than-temporarily impaired in 2009, 2010, 2011 and/or 2012 (in thousands). All of the Bank's non-agency RMBS are rated by Moody's, S&P and/or Fitch. The credit ratings presented in the table represent the lowest rating assigned to the security by any of these NRSROs as of December 31, 2013.

		December 31, 2013			Cumulative from Period of Initial Impairment Through December 31, 2013		December 31, 2013
	Period of Initial Impairment	Credit Rating	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	Q1 2009	Triple-C	$13,075	$10,290	$10,271	$7,578	$7,597	$10,210
Security #2	Q1 2009	Triple-C	12,899	12,203	12,389	8,178	7,992	10,984
Security #3	Q2 2009	Single-D	19,404	15,179	15,283	11,235	11,131	15,886
Security #4	Q2 2009	Triple-C	9,113	8,398	7,890	5,425	5,933	7,998
Security #5	Q3 2009	Triple-C	15,864	14,142	10,047	7,005	11,100	13,429
Security #6	Q3 2009	Triple-C	13,509	12,105	10,567	6,793	8,331	10,853
Security #7	Q3 2009	Single-B	4,862	4,784	3,575	2,203	3,412	4,300
Security #8	Q1 2010	Triple-C	7,368	7,346	4,968	2,955	5,333	6,554
Security #9	Q1 2010	Triple-C	3,130	3,093	2,208	1,312	2,197	2,716
Security #10	Q4 2010	Triple-C	6,259	5,834	3,331	1,576	4,079	5,230
Security #11	Q4 2010	Triple-C	7,457	7,452	4,096	1,997	5,353	6,530
Security #12	Q4 2010	Triple-C	4,026	3,942	1,820	869	2,991	3,464
Security #13	Q4 2010	Triple-C	4,803	4,788	2,418	1,292	3,662	4,241
Security #14	Q2 2011	Triple-C	11,265	11,035	5,942	3,187	8,280	9,257
Totals			$133,034	$120,591	$94,805	$61,605	$87,391	$111,652
The following table presents a rollforward for the years ended December 31, 2013, 2012 and 2011 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Year Ended December 31,
	2013	2012	2011
Balance of credit losses, beginning of year	$13,039	$12,679	$6,576
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	—	175
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	360	5,928
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(138)	—	—
Balance of credit losses, end of year	12,901	13,039	12,679
Cumulative principal shortfalls on securities held at end of year	(684)	—	—
Cumulative amortization of the time value of credit losses at end of year	233	163	91
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of year	$12,450	$13,202	$12,770

 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2013 and 2012 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2013			December 31, 2012
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$—	$—	$—	$503	$503	$505
Due after one year through five years	16,376	16,376	16,502	10,331	10,331	10,423
Due after five years through ten years	8,483	8,483	8,411	19,355	19,355	19,364
Due after ten years	7,830	7,830	7,746	8,570	8,570	8,468
	32,689	32,689	32,659	38,759	38,759	38,760
Mortgage-backed securities	5,199,060	5,165,860	5,225,763	5,202,553	5,161,116	5,245,205
Total	$5,231,749	$5,198,549	$5,258,422	$5,241,312	$5,199,875	$5,283,965
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $35,732,000 and $52,608,000 at December 31, 2013 and 2012, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2013 and 2012 (in thousands):

	2013	2012
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$32,689	$38,759
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	344	454
Collateralized mortgage obligations
Fixed-rate	847	1,050
Variable-rate	5,197,869	5,201,049
	5,199,060	5,202,553
Total	$5,231,749	$5,241,312
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2013 or 2012.

Note 6—Advances
     Redemption Terms. At December 31, 2013 and 2012, the Bank had advances outstanding at interest rates ranging from 0.05 percent to 8.61 percent and 0.04 percent to 8.61 percent, respectively, as summarized below (dollars in thousands).

	2013		2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$3,499	4.07%	$7,682	4.12%
Due in one year or less	8,343,704	0.34	8,950,062	0.70
Due after one year through two years	1,386,230	1.78	1,886,603	1.04
Due after two years through three years	822,497	1.79	942,691	2.37
Due after three years through four years	1,376,579	2.90	434,521	3.00
Due after four years through five years	1,075,960	2.43	1,865,480	3.40
Due after five years	789,625	3.14	1,521,679	3.13
Amortizing advances	1,997,270	3.64	2,319,538	3.94
Total par value	15,795,364	1.46%	17,928,256	1.79%
Deferred prepayment fees	(15,916)		(19,006)
Commitment fees	(111)		(118)
Hedging adjustments	199,608		485,665
Total	$15,978,945		$18,394,797
The balances of overdrawn demand deposit accounts were fully collateralized at December 31, 2013 and 2012 and were repaid on the first business day of 2014 and 2013, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2013 and 2012, the Bank had aggregate prepayable and callable advances totaling $106,304,000 and $121,123,000, respectively, substantially all of which were amortizing advances.
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2013 and 2012, the Bank had putable advances outstanding totaling $1,653,471,000 and $2,572,471,000, respectively.
The following table summarizes advances at December 31, 2013 and 2012, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2013	2012
Overdrawn demand deposit accounts	$3,499	$7,682
Due in one year or less	9,961,774	11,193,533
Due after one year through two years	1,230,230	1,876,203
Due after two years through three years	799,997	786,691
Due after three years through four years	677,459	392,021
Due after four years through five years	375,510	601,359
Due after five years	749,625	751,229
Amortizing advances	1,997,270	2,319,538
Total par value	$15,795,364	$17,928,256

   Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2013, 2012 and 2011, the Bank had advances of $1,000,000,000, $2,000,000,000 and $2,000,000,000, respectively, outstanding to its largest borrower, Comerica Bank, which represented approximately 6 percent, 11 percent and 11 percent, respectively, of total advances outstanding at each of those dates. The interest income from advances to Comerica Bank totaled $3,934,000, $6,723,000 and $7,051,000 during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the Bank recognized in earnings $3,563,000 of gross prepayment fees related to prepaid advances from Comerica during the year ended December 31, 2011. There were no prepayment fees recognized in earnings related to prepaid advances from Comerica during the years ended December 31, 2013 or 2012.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2013 and 2012 (in thousands):

	2013	2012
Fixed-rate
Due in one year or less	$7,352,066	$7,979,254
Due after one year	7,390,799	7,883,320
Total fixed-rate	14,742,865	15,862,574
Variable-rate
Due in one year or less	1,008,499	1,016,682
Due after one year	44,000	1,049,000
Total variable-rate	1,052,499	2,065,682
Total par value	$15,795,364	$17,928,256
At December 31, 2013 and 2012, 33 percent and 42 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2013, 2012 and 2011 were $92,037,000, $33,044,000 and $26,410,000, respectively. During the years ended December 31, 2013, 2012 and 2011, the Bank deferred $1,449,000, $1,223,000 and $212,000 of these gross advance prepayment fees.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2013 and 2012 for mortgage loans held for portfolio (in thousands):

	2013	2012
Fixed-rate medium-term* single-family mortgages	$15,613	$23,984
Fixed-rate long-term single-family mortgages	75,137	96,924
Premiums	639	905
Discounts	(114)	(152)
Total mortgage loans held for portfolio	$91,275	$121,661
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2013 and 2012 was comprised of government-guaranteed/insured loans totaling $47,102,000 and $61,029,000, respectively, and conventional loans totaling $43,648,000 and $59,879,000, respectively.
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

During the years ended December 31, 2013, 2012 and 2011, mortgage loan interest income was reduced by CE fees totaling $36,000, $55,000 and $68,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2013, 2012 and 2011, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $31,000, $36,000 and $53,000, respectively.

Note 8—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members, government-guaranteed/insured mortgage loans held for portfolio, and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2013 included all FDIC-insured institutions with average total assets as of December 31, 2012, 2011 and 2010 of less than $1.095 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
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
With certain exceptions set forth below, Section 10(e) of the FHLB Act affords any security interest granted to the Bank by any member/borrower of the Bank, or any affiliate of any such member/borrower, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. However, the Bank’s security interest is not entitled to priority over the claims and rights of a party that (i) would be entitled to priority under otherwise applicable law and (ii) is an actual bona fide purchaser for value or is a secured party who has a perfected security interest in such collateral in accordance with applicable law (e.g., a prior perfected security interest under the Uniform Commercial Code or other applicable law). For example, in a case in which the Bank has perfected its security interest in collateral by filing a Uniform Commercial Code financing statement against the borrower, another secured party’s security interest in that same collateral that was perfected by possession and without prior knowledge of the Bank's lien may be entitled to priority over the Bank’s security interest that was perfected by filing a Uniform Commercial Code financing statement.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2013 or 2012.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2013 and 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2013 and 2012, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at December 31, 2013 and 2012 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	December 31, 2013			December 31, 2012
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$973	$3,390	$4,363	$1,344	$3,897	$5,241
60-89 days delinquent	406	712	1,118	284	615	899
90 days or more delinquent	694	253	947	994	313	1,307
Total past due	2,073	4,355	6,428	2,622	4,825	7,447
Total current loans	41,575	42,747	84,322	57,257	56,204	113,461
Total mortgage loans	$43,648	$47,102	$90,750	$59,879	$61,029	$120,908
Other delinquency statistics:
In process of foreclosure(1)	$426	$21	$447	$465	$15	$480
Serious delinquency rate (2)	1.6%	0.5%	1.0%	1.6%	0.5%	1.1%
Past due 90 days or more and still accruing interest (3)	$—	$253	$253	$—	$313	$313
Nonaccrual loans	$694	$—	$694	$994	$—	$994
Troubled debt restructurings	$143	$—	$143	$98	$—	$98
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At December 31, 2013 and 2012, the Bank’s other assets included $212,000 and $25,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each non-accrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At December 31, 2013 and 2012, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $165,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2013. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$183	$192	$225
Chargeoffs	(18)	(9)	(33)
Balance, end of year	$165	$183	$192

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2013 and 2012 (in thousands).

	December 31,
	2013	2012
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$165	$183

Unpaid principal balance
Individually evaluated for impairment	$816	$1,092
Collectively evaluated for impairment	42,832	58,787
	$43,648	$59,879

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.01 percent, 0.03 percent and 0.02 percent during 2013, 2012 and 2011, respectively. For additional information regarding other interest-bearing deposits, see Note 14.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Interest-bearing
Demand and overnight	$790,053	$1,070,215
Term	95,585	107,720
Non-interest bearing (other)	29	29
Total deposits	$885,667	$1,177,964
The aggregate amount of time deposits with a denomination of $100,000 or more was $95,475,000 and $107,636,000 as of December 31, 2013 and 2012, respectively.

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $767 billion and $688 billion at December 31, 2013 and 2012, respectively. The Bank was the primary obligor on $27.6 billion and $32.6 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2013 and 2012 (in thousands, at par value).

	2013	2012
Fixed-rate	$12,857,160	$18,763,230
Variable-rate	6,021,000	4,235,000
Step-up	2,585,000	2,475,000
Step-down	125,000	100,000
Total par value	$21,588,160	$25,573,230
At December 31, 2013 and 2012, 86 percent and 91 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate and 1 percent and 16 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2013 and 2012, by contractual maturity (dollars in thousands):

	2013		2012
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,262,745	0.79%	$9,618,500	0.60%
Due after one year through two years	4,370,840	0.78	10,277,745	0.90
Due after two years through three years	1,280,000	1.96	1,619,985	1.79
Due after three years through four years	425,000	1.03	450,000	4.24
Due after four years through five years	1,262,000	2.20	425,000	1.09
Due after five years	2,987,575	1.88	3,182,000	2.21
Total par value	21,588,160	1.09%	25,573,230	1.07%
Premiums	34,241		83,833
Discounts	(4,650)		(6,149)
Hedging adjustments	(131,039)		47,022
Total	$21,486,712		$25,697,936
At December 31, 2013 and 2012, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2013	2012
Non-callable bonds	$16,780,585	$21,088,230
Callable bonds	4,807,575	4,485,000
Total par value	$21,588,160	$25,573,230
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2013 and 2012, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2013	2012
Due in one year or less	$15,930,320	$13,813,500
Due after one year through two years	4,365,840	9,467,745
Due after two years through three years	715,000	1,459,985
Due after three years through four years	50,000	430,000
Due after four years through five years	422,000	—
Due after five years	105,000	402,000
Total par value	$21,588,160	$25,573,230
     Discount Notes. At December 31, 2013 and 2012, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2013	$5,984,530	$5,985,100	0.09%
December 31, 2012	$6,984,378	$6,986,856	0.15%
None of the Bank's consolidated obligation discount notes were swapped at December 31, 2013 or 2012.

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock) and, prior to the third quarter of 2011, after the REFCORP assessment described in Note 12, subject to a collective minimum contribution for all 12 FHLBanks of $100 million. As discussed in Note 12, beginning July 1, 2011, the Bank's earnings (and therefore its AHP assessments) are no longer reduced by a REFCORP assessment. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2013, 2012 or 2011. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2013, 2012 or 2011.
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
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance, beginning of year	$29,620	$32,313	$41,044
AHP assessment	9,766	9,090	5,321
Grants funded, net of recaptured amounts	(7,522)	(11,783)	(14,052)
Balance, end of year	$31,864	$29,620	$32,313

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

Note 13—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2012.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2013 and 2012 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2013

Assets

Derivatives
Bilateral derivatives	$80,901	$(67,133)	$13,768	$(4,454)	(2)	$9,314
Cleared derivatives	3,149	(1,008)	2,141	—		2,141

Total derivatives	$84,050	$(68,141)	$15,909	$(4,454)		$11,455

Liabilities

Derivatives
Bilateral derivatives	$900,725	$(889,734)	$10,991	$—		$10,991
Cleared derivatives	647	(647)	—	—		—

Total derivatives	$901,372	$(890,381)	$10,991	$—		$10,991

December 31, 2012

Assets

Bilateral derivatives	$118,714	$(104,767)	$13,947	$(10,583)	(3)	$3,364
Securities purchased under agreements to resell	3,000,000	—	3,000,000	(3,000,000)		—

Total assets	$3,118,714	$(104,767)	$3,013,947	$(3,010,583)		$3,364

Liabilities

Bilateral derivatives	$1,344,588	$(1,333,320)	$11,268	$—		$11,268
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $1,651,000 of securities pledged by a non-member bilateral counterparty and $2,803,000 of collateral pledged by member counterparties.

(3)	Consists of $3,601,000 of securities pledged by a non-member bilateral counterparty and $6,982,000 of collateral pledged by member counterparties.

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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2013 and 2012 (in thousands).

	December 31, 2013			December 31, 2012
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$4,795,978	$15,874	$234,882	$6,723,412	$115	$521,397
Available-for-sale securities	4,924,934	19,739	521,470	4,924,934	30	797,572
Consolidated obligation bonds	13,473,160	31,233	138,590	19,401,230	95,457	16,946
Interest rate caps related to advances	25,000	2	—	28,000	9	—
Total derivatives designated as hedging instruments under ASC 815	23,219,072	66,848	894,942	31,077,576	95,611	1,335,915
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	—	—	—	5,292	—	59
Consolidated obligation bonds	—	—	—	650,000	969	—
Basis swaps	3,700,000	9,610	—	4,700,000	13,001	—
Intermediary transactions	117,648	3,461	3,208	104,154	7,029	6,805
Interest rate swaptions related to optional advance commitments	—	—	—	50,000	—	—
Interest rate caps
Held-to-maturity securities	4,100,000	909	—	3,900,000	295	—
Intermediary transactions	110,000	3,222	3,222	110,000	1,809	1,809
Total derivatives not designated as hedging instruments under ASC 815	8,027,648	17,202	6,430	9,519,446	23,103	8,673
Total derivatives before collateral and netting adjustments	$31,246,720	84,050	901,372	$40,597,022	118,714	1,344,588
Cash collateral and related accrued interest		(2,519)	(824,759)		—	(1,228,553)
Netting adjustments		(65,622)	(65,622)		(104,767)	(104,767)
Total collateral and netting adjustments(1)		(68,141)	(890,381)		(104,767)	(1,333,320)
Net derivative balances reported in statements of condition		$15,909	$10,991		$13,947	$11,268
________________________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2013	2012	2011
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$4,999	$(7,818)	$(4,202)
Interest rate caps	(6)	(91)	(532)
Total net gain (loss) related to fair value hedge ineffectiveness	4,993	(7,909)	(4,734)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	3,633	10,410	6,616
Interest rate swaps
Advances	189	16	101
Consolidated obligation bonds	(769)	2,565	(3,648)
Consolidated obligation discount notes	—	784	(1,281)
Basis swaps	(2,977)	(8,081)	7,076
Intermediary transactions	28	20	121
Interest rate swaptions related to optional advance commitments	—	(1,947)	(11,685)
Interest rate caps
Held-to-maturity securities	(616)	(3,458)	(17,103)
Intermediary transactions	—	12	5
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(512)	321	(19,798)
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$4,481	$(7,588)	$(24,532)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2013, 2012 and 2011 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2013
Advances	$207,392	$(207,228)	$164	$(134,615)
Available-for-sale securities	188,915	(185,697)	3,218	(80,569)
Consolidated obligation bonds	(185,479)	187,090	1,611	118,656
Total	$210,828	$(205,835)	$4,993	$(96,528)

Year ended December 31, 2012
Advances	$24,077	$(26,090)	$(2,013)	$(168,773)
Available-for-sale securities	(129,478)	124,011	(5,467)	(71,435)
Consolidated obligation bonds	(64,397)	63,968	(429)	152,196
Total	$(169,798)	$161,889	$(7,909)	$(88,012)

Year ended December 31, 2011
Advances	$(143,780)	$143,532	$(248)	$(213,891)
Available-for-sale securities	(92,643)	91,221	(1,422)	(19,959)
Consolidated obligation bonds	(85,302)	82,238	(3,064)	248,618
Total	$(321,725)	$316,991	$(4,734)	$14,768
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. The Bank has transacted the vast majority of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of December 31, 2013, the notional balance of transactions with bilateral counterparties totaled $29 billion). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through a third-party central clearinghouse (as of December 31, 2013, the notional balance of cleared transactions totaled $2 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
The notional amount of the Bank's interest rate exchange agreements does not reflect its credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. The net exposure on derivative agreements is presented in Note 13. Based on the netting provisions and collateral requirements associated with its derivative agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.
On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed a petition under Chapter 11 of the United States Bankruptcy Code. At that time, Lehman Brothers Special Financing, Inc., a subsidiary of Lehman, was the Bank's counterparty on 302 derivative contracts with a total notional amount of approximately $5.6 billion. Lehman was the credit support provider for those contracts. Upon the bankruptcy filing, the Bank terminated the transactions, designating an early termination date of

September 18, 2008. Upon the termination, the Bank determined that it was in a net receivable position of $1,012,000, and filed a proof of claim against Lehman for that amount. The Bank also recorded a $1,012,000 charge in the third quarter of 2008 to fully reserve this receivable. In October 2010, the Bank received a Derivatives Alternative Dispute Resolution ("ADR") Notice from Lehman, which contended that the Bank had incorrectly calculated the amount due in respect of the transactions, and asserted that the Bank owed Lehman $14,278,000 plus interest at a default rate of 13.5 percent per annum from the early termination date until the date such amount was paid in full. While the Bank believes its determination of the termination amount - resulting in a net receivable position - was correct and that the claims asserted in the ADR Notice were without merit, in order to avoid the costs of litigation, the Bank ultimately agreed to pay $6,700,000 to settle its dispute with Lehman. This amount is included in other income (loss) in the statement of income for the year ended December 31, 2011, under the caption "other, net."

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
Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member's total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred between January 31, 2011 and January 31, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as the amount of stock in excess of 102.5 percent of the member’s minimum investment requirement for the repurchases that occurred between April 30, 2012 and January 31, 2014. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred between April 30, 2012 and January 31, 2014, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. During the years ended December 31, 2013, 2012 and 2011, the Bank repurchased surplus stock totaling $773,954,500, $635,350,000, and $462,846,000, respectively. During the year ended December 31, 2013, none of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. During the years ended December 31, 2012 and 2011, $197,000 and $119,000, respectively, of the repurchased surplus stock was classified as mandatorily redeemable capital stock at the time of repurchase. On January 31, 2014, the Bank repurchased surplus stock totaling $241,318,100, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table presents total excess stock and surplus stock at December 31, 2013 and 2012 (in thousands).

	2013	2012
Excess stock
Capital stock	$229,715	$243,782
Mandatorily redeemable capital stock	1,685	2,474
Total	$231,400	$246,256
Surplus stock
Capital stock	$214,651	$226,688
Mandatorily redeemable capital stock	1,663	2,453
Total	$216,314	$229,141
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2013 or 2012. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2013, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$450,725	$1,782,210	$404,265	$1,793,383
Total capital	$1,208,873	$1,782,210	$1,430,213	$1,793,383
Total capital-to-assets ratio	4.00%	5.90%	4.00%	5.02%
Leverage capital	$1,511,091	$2,673,315	$1,787,766	$2,690,075
Leverage capital-to-assets ratio	5.00%	8.85%	5.00%	7.52%
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
     Mandatorily Redeemable Capital Stock. As discussed in Note 1, the Bank’s capital stock is classified as equity (capital) for financial reporting purposes until either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, at which time the capital stock is reclassified to liabilities. The Finance Agency has confirmed that the accounting classification of certain shares of its capital stock as liabilities does not affect the definition of capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At December 31, 2013, the Bank had $3,065,000 in outstanding capital stock subject to mandatory redemption held by 16 institutions. As of December 31, 2012, the Bank had $4,504,000 in outstanding capital stock subject to mandatory redemption held by 13 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2013, 2012 and 2011, dividends on mandatorily redeemable capital stock in the amount of $23,000, $21,000 and $58,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2013 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2014	$1,205
2015	10
2016	1
2017	1,116
2018	733
Total	$3,065

The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2013, 2012 and 2011 (in thousands).

Balance, January 1, 2011	$8,076
Capital stock that became subject to mandatory redemption during the year	70,304
Redemption/repurchase of mandatorily redeemable capital stock	(63,531)
Stock dividends classified as mandatorily redeemable	131
Balance, December 31, 2011	14,980
Capital stock that became subject to mandatory redemption during the year	1,632
Redemption/repurchase of mandatorily redeemable capital stock	(12,151)
Stock dividends classified as mandatorily redeemable	43
Balance, December 31, 2012	4,504
Capital stock that became subject to mandatory redemption during the year, net	26,325
Redemption/repurchase of mandatorily redeemable capital stock	(27,845)
Mandatorily redeemable capital stock issued during the year	18
Stock dividends classified as mandatorily redeemable	63
Balance, December 31, 2013	$3,065
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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2013, 2012 and 2011:

	2013	2012	2011
Number of institutions, beginning of year	13	15	23
Due to mergers and acquisitions	2	4	6
Due to withdrawals	2	1	1
Due to termination of membership by the Bank*	1	—	—
Mandatorily redeemable capital stock reclassified to equity	(1)	—	(2)
Terminations completed during the year	(1)	(7)	(13)
Number of institutions, end of year	16	13	15
________________________________________
* The Bank terminated the membership of an institution that was closed by its primary regulator.
The Bank did not receive any stock redemption notices in 2013, 2012 or 2011.
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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2012. For the plan years ended June 30, 2012 and 2011, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.

The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2013		2012		2011
Net pension cost charged to compensation and benefit expense for the year ended December 31	$1,725		$2,013		$5,190	(a)
Pentegra DB Plan funded status as of July 1	101.3%	(b)	108.4%	(c)	90.3%
Bank's funded status as of July 1	100.0%		112.5%		96.0%
____________

(a)	Amount includes a $1,000 supplemental contribution made in the second half of 2011, which was designated for and credited to the plan year ended June 30, 2011.

(b)
The Pentegra DB Plan's funded status as of July 1, 2013 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2013 through March 15, 2014. Contributions made during the period from July 1, 2013 through March 15, 2014 and designated for the plan year ended June 30, 2013 will be included in the final valuation as of July 1, 2013. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (this Form 5500 is due to be filed no later than April 2015).

(c)
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

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2013, 2012 and 2011, the Bank contributed $1,185,000, $1,200,000 and $1,144,000, respectively, to the Pentegra DC Plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $2,108,000 and $1,819,000 at December 31, 2013 and 2012, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $283,000, $102,000, and $65,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $1,078,000 and $906,000 at December 31, 2013 and 2012, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to some of the Bank’s executive officers. Each participant’s benefit under the Plan consists of contributions made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation to make future contributions to the Plan. The Bank’s accrued liability under this plan was $5,026,000 and $4,778,000 at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, the Bank contributed $740,000, $727,000 and $687,000, respectively, to the Plan.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Change in APBO
APBO at beginning of year	$2,129	$2,166
Service cost	21	7
Interest cost	59	83
Actuarial gain	(1,067)	(147)
Participant contributions	158	184
Prior service cost	211	—
Benefits paid	(135)	(164)
APBO at end of year	1,376	2,129
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid (contributions retained) by the Bank	(23)	(20)
Participant contributions	158	184
Benefits paid	(135)	(164)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(1,376)	$(2,129)
Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Net actuarial gain	$1,607	$617
Prior service (cost) credit	(180)	48
	$1,427	$665
The amounts in accumulated other comprehensive income (loss) include $2,000 of prior service cost and $93,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2014.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 8.0 percent for 2014. For 2013, 2012 and 2011, gross health care cost trend rates of 8.1 percent, 8.4 percent and 8.7 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.1 percent per year to a final rate of 5.0 percent in 2045 and thereafter. To compute the APBO at December 31, 2013 and 2012, weighted average discount rates of 4.64 percent and 3.81 percent were used. Weighted average discount rates of 3.81 percent, 4.24 percent and 5.31 percent were used to compute the net periodic benefit cost for 2013, 2012 and 2011, respectively.

Components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Service cost	$21	$7	$12
Interest cost	59	83	97
Amortization of prior service credit	(17)	(35)	(35)
Amortization of net gain	(77)	(64)	(58)
Net periodic benefit cost	$(14)	$(9)	$16
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization of prior service credit included in net periodic benefit cost	$(17)	$(35)	$(35)
Prior service cost	(211)	—	—
Actuarial gain	1,067	147	149
Amortization of net actuarial gain included in net periodic benefit cost	(77)	(64)	(58)
Total changes in benefit obligations recognized in other comprehensive income	$762	$48	$56
A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2013 by $371,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2013 by $15,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have reduced the APBO at December 31, 2013 by $184,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2013 by $7,000.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2014	$120
2015	133
2016	141
2017	119
2018	104
2019-2023	468
$1,085

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the years ended December 31, 2013 and 2012, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2013 and 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases, their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
Recently, the Bank conducted reviews of the four pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures and was satisfied that those processes, methodologies and control procedures were adequate and appropriate.
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
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of December 31, 2013 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of December 31, 2013 and 2012, four vendor prices were received for substantially all of the Bank's trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
As the collateral and netting provisions of the Bank’s arrangements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 13), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates (in the case of bilateral derivatives) and clearinghouse valuations (in the case of cleared derivatives) and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); the non-binding fair value estimates as of December 31, 2013 and 2012 were corroborated using a pricing model and observable market data (i.e., the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).

For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). The non-binding fair value estimates as of December 31, 2013 and 2012 were corroborated using a pricing model and observable market data (i.e., cap volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
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
     Commitments. The Bank determined the estimated fair values of optional commitments to fund advances by calculating the present value of expected future cash flows from the instruments using replacement advance rates for advances with similar terms and swaption volatility. The estimated fair value of the Bank’s other commitments to extend credit, including advances and letters of credit, was not material at December 31, 2013 or 2012.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2013 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$911,081	$911,081	$911,081	$—		$—		$—
Interest-bearing deposits	344	344	—	344		—		—
Federal funds sold	1,468,000	1,468,000	—	1,468,000		—		—
Trading securities (1)	1,007,757	1,007,757	8,252	999,505		—		—
Available-for-sale securities (1)	5,455,693	5,455,693	—	5,455,693		—		—
Held-to-maturity securities	5,198,549	5,258,422	—	5,075,225	(2)	183,197	(3)	—
Advances	15,978,945	16,059,612	—	16,059,612		—		—
Mortgage loans held for portfolio, net	91,110	100,078	—	100,078		—		—
Accrued interest receivable	64,425	64,425	—	64,425		—		—
Derivative assets (1)	15,909	15,909	—	84,050		—		(68,141)

Liabilities:
Deposits	885,667	885,665	—	885,665		—		—
Consolidated obligations
Discount notes	5,984,530	5,984,721	—	5,984,721		—		—
Bonds	21,486,712	21,452,422	—	21,452,422		—		—
Mandatorily redeemable capital stock	3,065	3,065	3,065	—		—		—
Accrued interest payable	47,035	47,035	—	47,035		—		—
Derivative liabilities (1)	10,991	10,991	—	901,372		—		(890,381)

___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2013.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed MBS and GSE MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

During the year ended December 31, 2012, the Bank recorded total OTTI losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Four third-party vendor prices were received for this security and the average of the four prices was used to determine the final fair value measurement.

Note 18—Commitments and Contingencies
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
The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. As the Finance Agency controls the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation was excluded from the initial recognition and measurement provisions of ASC 460 “Guarantees.” At December 31, 2013 and 2012, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $739 billion and $655 billion, respectively.
If the Bank were to determine that a loss was probable under its joint and several liability and the amount of such loss could be reasonably estimated, the Bank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood of a loss arising from its joint and several liability is remote.
     Other commitments and contingencies. At December 31, 2013 and 2012, the Bank had commitments to make additional advances totaling approximately $14,951,273 and $77,212,000, respectively. All of the outstanding commitments to make additional advances at December 31, 2013 expire in 2014.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $2,964,486,000 and $2,947,267,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, outstanding letters of credit had original terms of up to 10 years with a final expiration in 2020. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $4,227,000 and $3,583,000 at December 31, 2013 and 2012, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
At December 31, 2013, the Bank had a commitment to issue a $500,000,000 consolidated obligation discount note, which was not hedged with an associated interest rate swap. The Bank did not have any commitments to issue consolidated obligations at December 31, 2012.
The Bank has transacted interest rate exchange agreements with large financial institutions and a third-party clearinghouse which are subject to collateral exchange arrangements. As of December 31, 2013 and 2012, the Bank had pledged cash collateral of $824,695,000 and $1,228,375,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. The Bank had not pledged any securities as collateral at December 31, 2013 or 2012.

During the years ended December 31, 2013, 2012 and 2011, the Bank charged to operating expenses net rental costs of approximately $377,000, $362,000, and $401,000, respectively. Future minimum rentals at December 31, 2013, were as follows (in thousands):

Year	Premises	Equipment	Total
2014	$230	$58	$288
2015	214	33	247
2016	222	—	222
2017	231	—	231
2018	98	—	98
Total	$995	$91	$1,086
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2013 were as follows (in thousands):

Year
2014	$1,426
2015	664
2016	206
Total	$2,296
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 13 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, former members that retain the stock as provided in the Bank’s capital plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. Members are entitled to vote only for directors. As of December 31, 2013, 9 of the Bank’s 16 directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2013, 2012 or 2011.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.

The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2013 and 2012, advances outstanding to Directors’ Financial Institutions aggregated $452,000,000 and $633,000,000, respectively, representing 2.9 percent and 3.5 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, capital stock outstanding to Directors’ Financial Institutions aggregated $24,000,000 and $35,000,000, respectively, representing 2.1 percent and 2.9 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the years ended December 31, 2013, 2012 and 2011, interest income on loans to other FHLBanks totaled $2,031, $744 and $3,410, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Balance, January 1,	$—	$35,000	$—
Loans made to:
FHLBank of San Francisco	475,000	200,000	1,015,000
FHLBank of Des Moines	—	—	50,000
FHLBank of Topeka	—	—	35,000
FHLBank of Atlanta	200,000	—	51,000
FHLBank of Indianapolis	377,000	—	—
Collections from:
FHLBank of San Francisco	(475,000)	(200,000)	(1,015,000)
FHLBank of Des Moines	—	—	(50,000)
FHLBank of Topeka	—	(35,000)	—
FHLBank of Atlanta	(200,000)	—	(51,000)
FHLBank of Indianapolis	(377,000)	—	—
Balance, December 31,	$—	$—	$35,000

During the years ended December 31, 2013, 2012 and 2011, interest expense on borrowings from other FHLBanks totaled $931, $1,567 and $1,090, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Balance, January 1,	$—	$—	$—
Borrowings from:
FHLBank of Atlanta	—	—	200,000
FHLBank of Indianapolis	—	—	50,000
FHLBank of San Francisco	500,000	420,000	175,000
FHLBank of Topeka	—	40,000	—
FHLBank of Seattle	—	40,000	—
Repayments to:
FHLBank of Atlanta	—	—	(200,000)
FHLBank of Indianapolis	—	—	(50,000)
FHLBank of San Francisco	(500,000)	(420,000)	(175,000)
FHLBank of Topeka	—	(40,000)	—
FHLBank of Seattle	—	(40,000)	—
Balance, December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2011, the Bank assumed consolidated obligations from the FHLBank of New York with par amounts totaling $150,000,000. The net premium associated with these transactions totaled $17,381,000. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2013 or 2012. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the year ended December 31, 2011, the Bank transferred a consolidated obligation with a par amount of $15,000,000 to the FHLBank of San Francisco. A gain of $32,000 was recognized on the debt transfer. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2013 or 2012.

Note 21 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2013
Balance at January 1, 2013	$22,527	$(41,437)	$665	$(18,245)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(94)	(94)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(23,395)	—	—	(23,395)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	8,237	—	8,237
Actuarial gain	—	—	1,067	1,067
Prior service cost	—	—	(211)	(211)
Total other comprehensive income (loss)	(23,395)	8,237	762	(14,396)
Balance at December 31, 2013	$(868)	$(33,200)	$1,427	$(32,641)

Year Ended December 31, 2012
Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	351	—	351
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(99)	(99)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	17,330	—	—	17,330
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(195)	—	(195)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	9,836	—	9,836
Actuarial gain	—	—	147	147
Total other comprehensive income	17,330	9,992	48	27,370
Balance at December 31, 2012	$22,527	$(41,437)	$665	$(18,245)

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2011
Balance at January 1, 2011	$—	$(63,263)	$561	$(62,702)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	4,295	—	4,295
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(93)	(93)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	5,197	—	—	5,197
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(8,688)	—	(8,688)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	16,227	—	16,227
Actuarial gain	—	—	149	149
Total other comprehensive income	5,197	11,834	56	17,087
Balance at December 31, 2011	$5,197	$(51,429)	$617	$(45,615)

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

10.14
Form of Employment Agreement between the Registrant and each of Paul Joiner, Michael Sims and Tom Lewis, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).

10.15	Form of Employment Agreement between the Registrant and each of Brehan Chapman, Emanuel Edmondson, Gustavo Molina and Scott Trapani, entered into effective January 1, 2014.

10.16	Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014.

10.17
Form of 2011 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated September 22, 2011 and filed with the SEC on September 28, 2011, which exhibit is incorporated herein by reference).

10.18
Form of 2012 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and filed with the SEC on December 28, 2012, which exhibit is incorporated herein by reference).

10.19
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference).

10.20
Form of Indemnification Agreement between the Registrant and each of its officers, entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.21
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).

10.22
Separation and Release Agreement dated as of September 27, 2013 between Terry Smith and the Registrant (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K/A dated September 27, 2013 and filed with the SEC on September 27, 2013, which exhibit is incorporated herein by reference).

10.23
Separation and Release Agreement dated as of November 19, 2013 between Nancy Parker and the Registrant (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated November 19, 2013 and filed with the SEC on November 22, 2013, which exhibit is incorporated herein by reference).

10.24
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit
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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2013 and 2012, (ii) Statements of Income for the Years Ended December 31, 2013, 2012 and 2011, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011, (iv) Statements of Capital for the Years Ended December 31, 2013, 2012 and 2011, (v) Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2013.