Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Dallas
filed 2014-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
At July 31, 2014, the registrant had outstanding 10,277,207 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,286,757	$911,081
Interest-bearing deposits	257	344
Securities purchased under agreements to resell (Note 10)	750,000	—
Federal funds sold	1,489,000	1,468,000
Trading securities (Notes 3, 10 and 15) ($12,998 pledged at June 30, 2014, which can be rehypothecated)	1,008,112	1,007,757
Available-for-sale securities (Note 4)	5,607,002	5,455,693
Held-to-maturity securities (a) (Note 5)	5,083,719	5,198,549
Advances (Notes 6 and 7)	18,245,870	15,978,945
Mortgage loans held for portfolio, net of allowance for credit losses of $148 and $165 at June 30, 2014 and December 31, 2013, respectively (Note 7)	80,791	91,110
Accrued interest receivable	63,863	64,425
Premises and equipment, net	18,164	18,477
Derivative assets (Notes 10 and 11)	8,508	15,909
Other assets	9,257	11,534
TOTAL ASSETS	$33,651,300	$30,221,824

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$621,099	$885,638
Non-interest bearing	24	29
Total deposits	621,123	885,667

Consolidated obligations (Note 8)
Discount notes	11,952,899	5,984,530
Bonds	18,958,906	21,486,712
Total consolidated obligations	30,911,805	27,471,242

Mandatorily redeemable capital stock	3,779	3,065
Accrued interest payable	42,901	47,035
Affordable Housing Program (Note 9)	29,536	31,864
Derivative liabilities (Notes 10 and 11)	14,574	10,991
Other liabilities (Note 4)	118,298	25,456
Total liabilities	31,742,016	28,475,320

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,275,129 and 11,236,747 shares at June 30, 2014 and December 31, 2013, respectively	1,227,513	1,123,675
Retained earnings
Unrestricted	635,150	615,620
Restricted	45,233	39,850
Total retained earnings	680,383	655,470
Accumulated other comprehensive income (loss) (Note 18)	1,388	(32,641)
Total capital	1,909,284	1,746,504
TOTAL LIABILITIES AND CAPITAL	$33,651,300	$30,221,824
_____________________________

(a)	Fair values: $5,139,527 and $5,258,422 at June 30, 2014 and December 31, 2013, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Advances	$30,702	$35,783	$61,794	$73,494
Prepayment fees on advances, net	4,313	3,280	4,863	3,674
Interest-bearing deposits	171	325	316	748
Securities purchased under agreements to resell	154	356	191	1,086
Federal funds sold	387	525	751	1,188
Trading securities	110	—	278	—
Available-for-sale securities	5,111	5,749	10,263	11,703
Held-to-maturity securities	10,429	13,725	21,318	28,161
Mortgage loans held for portfolio	1,188	1,537	2,448	3,169
Other	—	—	—	1
Total interest income	52,565	61,280	102,222	123,224
INTEREST EXPENSE
Consolidated obligations
Bonds	18,640	23,221	37,776	48,102
Discount notes	2,012	1,519	3,788	3,731
Deposits	21	28	43	64
Mandatorily redeemable capital stock	4	4	8	8
Other borrowings	3	2	4	4
Total interest expense	20,680	24,774	41,619	51,909
NET INTEREST INCOME	31,885	36,506	60,603	71,315

OTHER INCOME (LOSS)
Service fees	674	764	1,143	1,316
Net gains (losses) on trading securities	350	(104)	559	240
Net gains on derivatives and hedging activities	273	3,088	968	4,876
Gains on early extinguishment of debt	402	—	723	—
Letter of credit fees	1,191	1,141	2,341	2,305
Other, net	(60)	(3)	(56)	(25)
Total other income	2,830	4,886	5,678	8,712
OTHER EXPENSE
Compensation and benefits	9,907	9,146	20,155	20,075
Other operating expenses	8,148	6,663	13,878	12,858
Finance Agency	502	495	1,165	1,215
Office of Finance	585	541	1,143	1,209
Other	13	1	33	1
Total other expense	19,155	16,846	36,374	35,358
INCOME BEFORE ASSESSMENTS	15,560	24,546	29,907	44,669
Affordable Housing Program assessment	1,556	2,455	2,991	4,468
NET INCOME	$14,004	$22,091	$26,916	$40,201
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME	$14,004	$22,091	$26,916	$40,201
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	5,096	(42,622)	30,368	(19,492)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,848	2,046	3,707	4,100
Postretirement benefit plan
Prior service cost	—	—	—	(211)
Amortization of prior service cost (credit) included in net periodic benefit cost	1	(4)	1	(8)
Amortization of net actuarial gain included in net periodic benefit cost	(24)	(6)	(47)	(12)
Total other comprehensive income (loss)	6,921	(40,586)	34,029	(15,623)
TOTAL COMPREHENSIVE INCOME (LOSS)	$20,925	$(18,495)	$60,945	$24,578

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited, in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Capital Stock Class B - Putable		Retained Earnings				Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2014	11,237	$1,123,675	$615,620	$39,850	$655,470	$(32,641)	$1,746,504
Proceeds from sale of capital stock	5,662	566,149	—	—	—	—	566,149
Repurchase/redemption of capital stock	(4,629)	(462,860)	—	—	—	—	(462,860)
Shares reclassified to mandatorily redeemable capital stock	(14)	(1,367)	—	—	—	—	(1,367)
Comprehensive income
Net income	—	—	21,533	5,383	26,916	—	26,916
Other comprehensive income	—	—	—	—	—	34,029	34,029
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(85)	—	(85)	—	(85)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	19	1,916	(1,916)	—	(1,916)	—	—

BALANCE, JUNE 30, 2014	12,275	$1,227,513	$635,150	$45,233	$680,383	$1,388	$1,909,284

BALANCE, JANUARY 1, 2013	12,170	$1,216,986	$549,617	$22,276	$571,893	$(18,245)	$1,770,634
Proceeds from sale of capital stock	4,736	473,672	—	—	—	—	473,672
Repurchase/redemption of capital stock	(5,362)	(536,229)	—	—	—	—	(536,229)
Net shares reclassified from mandatorily redeemable capital stock	3	246	—	—	—	—	246
Comprehensive income
Net income	—	—	32,161	8,040	40,201	—	40,201
Other comprehensive loss	—	—	—	—	—	(15,623)	(15,623)
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(87)	—	(87)	—	(87)
Stock	21	2,106	(2,106)	—	(2,106)	—	—

BALANCE, JUNE 30, 2013	11,568	$1,156,781	$579,585	$30,316	$609,901	$(33,868)	$1,732,814

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$26,916	$40,201
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	29,245	15,453
Concessions on consolidated obligation bonds	842	962
Premises, equipment and computer software costs	1,788	2,611
Non-cash interest on mandatorily redeemable capital stock	9	7
Gains on early extinguishment of debt	(723)	—
Net realized loss on disposition of premises, equipment and computer software	67	—
Net increase in trading securities	(465)	(1,000)
Loss due to change in net fair value adjustment on derivative and hedging activities	43,232	35,625
Decrease in accrued interest receivable	569	4,401
Decrease in other assets	2,288	465
Increase (decrease) in Affordable Housing Program (AHP) liability	(2,328)	1,055
Decrease in accrued interest payable	(4,134)	(404)
Decrease in other liabilities	(2,948)	(1,168)
Total adjustments	67,442	58,007
Net cash provided by operating activities	94,358	98,208

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	119,766	256,138
Net decrease (increase) in securities purchased under agreements to resell	(750,000)	2,750,000
Net decrease (increase) in federal funds sold	(21,000)	699,000
Net increase in short-term trading securities held for investment	(33)	—
Purchases of available-for-sale securities	(40,788)	—
Proceeds from maturities of long-term held-to-maturity securities	515,734	969,022
Purchases of long-term held-to-maturity securities	(391,638)	(657,590)
Principal collected on advances	226,382,257	216,166,949
Advances made	(228,651,901)	(216,294,710)
Principal collected on mortgage loans held for portfolio	10,179	16,867
Purchases of premises, equipment and computer software	(976)	(870)
Net cash provided by (used in) investing activities	(2,828,400)	3,904,806

	For the Six Months Ended
	June 30,
	2014	2013
FINANCING ACTIVITIES
Net decrease in deposits, including swap collateral held	(267,063)	(96,264)
Net payments on derivative contracts with financing elements	(92,933)	(97,572)
Net proceeds from issuance of consolidated obligations
Discount notes	88,944,067	129,071,395
Bonds	6,844,098	3,312,134
Debt issuance costs	(1,358)	(665)
Payments for maturing and retiring consolidated obligations
Discount notes	(82,976,626)	(128,485,119)
Bonds	(9,443,010)	(6,667,500)
Proceeds from issuance of capital stock	566,149	473,672
Proceeds from issuance of mandatorily redeemable capital stock	8	18
Payments for redemption of mandatorily redeemable capital stock	(669)	(54)
Payments for repurchase/redemption of capital stock	(462,860)	(536,229)
Cash dividends paid	(85)	(87)
Net cash provided by (used in) financing activities	3,109,718	(3,026,271)

Net increase in cash and cash equivalents	375,676	976,743
Cash and cash equivalents at beginning of the period	911,081	920,780
Cash and cash equivalents at end of the period	$1,286,757	$1,897,523

Supplemental Disclosures:
Interest paid	$64,443	$78,073
AHP payments, net	$5,319	$3,413
Stock dividends issued	$1,916	$2,106
Dividends paid through issuance of mandatorily redeemable capital stock	$2	$—
Net capital stock reclassified to (from) mandatorily redeemable capital stock	$1,367	$(246)

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
The Bank is one of 12 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The Office of Finance manages the sale and servicing of the FHLBanks’ consolidated obligations. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, supervises and regulates the housing government-sponsored enterprises ("GSEs"), including the FHLBanks and the Office of Finance.
     Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant assumptions include those that are used by the Bank in its periodic evaluation of its holdings of non-agency residential mortgage-backed securities ("MBS") for other-than-temporary impairment (“OTTI”). Significant estimates include the valuations of the Bank’s investment securities, as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.

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
Joint and Several Liability Arrangements. On February 28, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance in ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for the Bank) and is to be applied retrospectively to all prior periods presented. The adoption of this guidance did not have any impact on the Bank's results of operations or financial condition.
Revenue from Contracts with Customers. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, ASU 2014-09 amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. ASU 2014-09 applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance in ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for the Bank). Early application is not permitted. The adoption of this guidance is not expected to have a significant impact on the Bank's results of operations or financial condition.
Repurchase-to-Maturity Transactions and Repurchase Financings. On June 12, 2014, the FASB issued ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 and the disclosure for certain transactions accounted for as a sale are effective for public companies for the first interim or annual period beginning after December 15, 2014 (January 1, 2015 for the Bank). For public companies, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 (January 1, 2015 for the Bank), and interim periods beginning after March 15, 2015 (April 1, 2015 for the Bank). Earlier application for a public company is prohibited. The adoption of this guidance is not expected to have any impact on the Bank's results of operations or financial condition.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure” (“ASU 2014-14”), which requires that government-guaranteed mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. For public business entities, the guidance in ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 (January 1, 2015 for the Bank) and may be applied using either the modified retrospective transition method or the prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
Trading securities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
U.S. Treasury Bills	$999,567	$999,505
Other	8,545	8,252
Total	$1,008,112	$1,007,757

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,685	$222	$6	$54,901
GSE obligations	4,949,790	28,448	7	4,978,231
Other	436,427	738	101	437,064
	5,440,902	29,408	114	5,470,196
GSE commercial MBS	136,600	267	61	136,806
Total	$5,577,502	$29,675	$175	$5,607,002
Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of June 30, 2014. The amount due of $95,745,000 is included in other liabilities on the statement of condition at that date.
Available-for-sale securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,195	$48	$101	$54,142
GSE obligations	4,965,468	6,111	6,201	4,965,378
Other	436,898	418	1,143	436,173
Total	$5,456,561	$6,577	$7,445	$5,455,693

Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of June 30, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$5,002	$1	1	$11,123	$5	2	$16,125	$6
GSE obligations	1	14,094	7	—	—	—	1	14,094	7
Other	9	63,407	50	4	19,280	51	13	82,687	101
GSE commercial MBS	2	79,811	61	—	—	—	2	79,811	61
Total	13	$162,314	$119	5	$30,403	$56	18	$192,717	$175

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$24,063	$101	—	$—	$—	2	$24,063	$101
GSE obligations	108	1,628,306	6,201	—	—	—	108	1,628,306	6,201
Other	22	192,549	1,070	3	14,754	73	25	207,303	1,143
Total	132	$1,844,918	$7,372	3	$14,754	$73	135	$1,859,672	$7,445

At June 30, 2014, the gross unrealized losses on the Bank’s available-for-sale securities were $175,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of June 30, 2014, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures were rated Aaa by Moody's and AA+ by S&P at that date; the PEFCO debentures are not rated by Fitch. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at June 30, 2014 would not be settled at an amount less than the Bank's amortized cost basis in the investments. In addition, based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures and GSE MBS and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures and GSE MBS that were in an unrealized loss position at June 30, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on PEFCO's creditworthiness, the U.S. government's guaranty of the payment of principal and interest on the collateral securing the PEFCO debentures, and the guaranty of the payment of interest on those debentures by an agency of the U.S. government, the Bank expects that its holdings of PEFCO debentures that were in an unrealized loss position at June 30, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2014.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2014 and December 31, 2013 are presented below (in thousands).

	June 30, 2014		December 31, 2013
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$42,439	$42,441	$26,842	$26,851
Due after one year through five years	4,209,989	4,225,916	3,910,837	3,914,956
Due after five years through ten years	1,188,474	1,201,839	1,518,882	1,513,886
	5,440,902	5,470,196	5,456,561	5,455,693
GSE commercial MBS	136,600	136,806	—	—
Total	$5,577,502	$5,607,002	$5,456,561	$5,455,693

Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$5,365,902	$5,381,561
Variable-rate	75,000	75,000
	5,440,902	5,456,561
Amortized cost of fixed-rate available-for-sale commercial MBS	136,600	—
Total	$5,577,502	$5,456,561
At June 30, 2014 and December 31, 2013, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2014 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$29,904	$—	$29,904	$99	$15	$29,988
Mortgage-backed securities
U.S. government-guaranteed residential MBS	8,812	—	8,812	42	—	8,854
GSE residential MBS	4,889,635	—	4,889,635	42,578	7,021	4,925,192
Non-agency residential MBS	184,861	29,493	155,368	24,597	4,472	175,493
	5,083,308	29,493	5,053,815	67,217	11,493	5,109,539
Total	$5,113,212	$29,493	$5,083,719	$67,316	$11,508	$5,139,527

Held-to-maturity securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$32,689	$—	$32,689	$126	$156	$32,659
Mortgage-backed securities
U.S. government-guaranteed residential MBS	10,110	—	10,110	58	—	10,168
GSE residential MBS	4,990,347	—	4,990,347	46,734	4,683	5,032,398
Non-agency residential MBS	198,603	33,200	165,403	17,794	—	183,197
	5,199,060	33,200	5,165,860	64,586	4,683	5,225,763
Total	$5,231,749	$33,200	$5,198,549	$64,712	$4,839	$5,258,422

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2014. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$7,456	$3	1	$7,974	$12	2	$15,430	$15
Mortgage-backed securities
GSE residential MBS	37	1,235,746	2,843	24	791,840	4,178	61	2,027,586	7,021
Non-agency residential MBS	—	—	—	26	151,393	10,530	26	151,393	10,530
	37	1,235,746	2,843	50	943,233	14,708	87	2,178,979	17,551
Total	38	$1,243,202	$2,846	51	$951,207	$14,720	89	$2,194,409	$17,566

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

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	—	$—	$—	2	$16,157	$156	2	$16,157	$156
Mortgage-backed securities
GSE residential MBS	42	1,591,628	4,353	13	102,236	330	55	1,693,864	4,683
Non-agency residential MBS	1	10,210	80	27	157,101	16,033	28	167,311	16,113
	43	1,601,838	4,433	40	259,337	16,363	83	1,861,175	20,796
Total	43	$1,601,838	$4,433	42	$275,494	$16,519	85	$1,877,332	$20,952

At June 30, 2014, the gross unrealized losses on the Bank’s held-to-maturity securities were $17,566,000, of which $10,530,000 was attributable to its holdings of non-agency (i.e., private-label) residential MBS and $7,036,000 was attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. As of June 30, 2014, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the strength of the government guarantees of the debentures held by the Bank, the credit ratings assigned by the NRSROs and the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at June 30, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2014.
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
To assess whether the entire amortized cost bases of its 28 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2014 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2014 assumed changes in home prices ranging from declines of 4 percent to increases of 9 percent over the 12-month period beginning April 1, 2014. For the vast majority of markets, the changes were projected to range from declines of 2 percent to increases of 4 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of these securities were deemed to be other-than-temporarily impaired as of June 30, 2014.

Prior to 2013, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired. The following table sets forth additional information for each of the securities that was deemed to be other-than-temporarily impaired in a prior period (in thousands). All of the Bank’s non-agency RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the table represent the lowest rating assigned to the security by any of these NRSROs as of June 30, 2014.

		June 30, 2014			Cumulative from Period of Initial Impairment Through June 30, 2014		June 30, 2014
	Period of Initial Impairment	Credit Rating	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	Q1 2009	Triple-C	$12,533	$9,873	$10,271	$7,888	$7,490	$10,221
Security #2	Q1 2009	Triple-C	12,591	11,894	12,389	8,553	8,058	11,169
Security #3	Q2 2009	Single-D	16,923	13,065	15,283	11,800	9,582	13,879
Security #4	Q2 2009	Triple-C	8,425	7,708	7,890	5,678	5,496	7,626
Security #5	Q3 2009	Triple-C	15,108	13,381	10,047	7,369	10,703	13,150
Security #6	Q3 2009	Triple-C	13,224	11,818	10,567	7,189	8,440	11,648
Security #7	Q3 2009	Single-B	4,668	4,588	3,575	2,334	3,347	4,182
Security #8	Q1 2010	Triple-C	7,156	7,134	4,968	3,161	5,327	6,317
Security #9	Q1 2010	Triple-C	3,018	2,981	2,208	1,413	2,186	2,645
Security #10	Q4 2010	Triple-C	5,955	5,529	3,331	1,750	3,948	5,211
Security #11	Q4 2010	Triple-C	7,013	7,008	4,096	2,227	5,139	6,274
Security #12	Q4 2010	Triple-C	3,842	3,757	1,820	967	2,904	3,382
Security #13	Q4 2010	Triple-C	4,698	4,682	2,418	1,427	3,691	4,235
Security #14	Q2 2011	Triple-C	10,294	10,063	5,942	3,556	7,677	8,646
Totals			$125,448	$113,481	$94,805	$65,312	$83,988	$108,585
The following table presents a rollforward for the three and six months ended June 30, 2014 and 2013 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance of credit losses, beginning of period	$12,836	$13,039	$12,901	$13,039
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(66)	—	(131)	—
Balance of credit losses, end of period	12,770	13,039	12,770	13,039
Cumulative principal shortfalls on securities held at end of period	(1,061)	—	(1,061)	—
Cumulative amortization of the time value of credit losses at end of period	264	197	264	197
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$11,973	$13,236	$11,973	$13,236

     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2014 and December 31, 2013 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2014			December 31, 2013
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$14,460	$14,460	$14,559	$16,376	$16,376	$16,502
Due after five years through ten years	15,444	15,444	15,429	8,483	8,483	8,411
Due after ten years	—	—	—	7,830	7,830	7,746
	29,904	29,904	29,988	32,689	32,689	32,659
Mortgage-backed securities	5,083,308	5,053,815	5,109,539	5,199,060	5,165,860	5,225,763
Total	$5,113,212	$5,083,719	$5,139,527	$5,231,749	$5,198,549	$5,258,422

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $30,557,000 and $35,732,000 at June 30, 2014 and December 31, 2013, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$29,904	$32,689
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	313	344
Collateralized mortgage obligations
Fixed-rate	742	847
Variable-rate	5,082,253	5,197,869
	5,083,308	5,199,060
Total	$5,113,212	$5,231,749

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2013 or the six months ended June 30, 2014.

Note 6—Advances
     Redemption Terms. At June 30, 2014 and December 31, 2013, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent and from 0.05 percent to 8.61 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2014		December 31, 2013
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$449	4.05%	$3,499	4.07%

Due in one year or less	10,792,841	0.33	8,343,704	0.34
Due after one year through two years	1,180,404	1.47	1,386,230	1.78
Due after two years through three years	1,108,261	1.70	822,497	1.79
Due after three years through four years	1,445,935	2.97	1,376,579	2.90
Due after four years through five years	768,044	2.38	1,075,960	2.43
Due after five years	919,073	3.18	789,625	3.14
Amortizing advances	1,850,000	3.53	1,997,270	3.64
Total par value	18,065,007	1.26%	15,795,364	1.46%

Deferred prepayment fees	(14,178)		(15,916)
Commitment fees	(143)		(111)
Hedging adjustments	195,184		199,608
Total	$18,245,870		$15,978,945

The balances of overdrawn demand deposit accounts were fully collateralized at June 30, 2014 and December 31, 2013 and were repaid on the first business day of July 2014 and January 2014, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2014 and December 31, 2013, the Bank had aggregate prepayable and callable advances totaling $92,412,000 and $106,304,000, respectively, substantially all of which were amortizing advances.

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2014 and December 31, 2013, the Bank had putable advances outstanding totaling $1,603,071,000 and $1,653,471,000, respectively.

The following table summarizes advances outstanding at June 30, 2014 and December 31, 2013, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2014	December 31, 2013
Overdrawn demand deposit accounts	$449	$3,499

Due in one year or less	12,333,912	9,961,774
Due after one year through two years	1,073,904	1,230,230
Due after two years through three years	1,058,261	799,997
Due after three years through four years	516,864	677,459
Due after four years through five years	322,544	375,510
Due after five years	909,073	749,625
Amortizing advances	1,850,000	1,997,270

Total par value	$18,065,007	$15,795,364

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Fixed-rate
Due in one year or less	$10,748,185	$7,352,066
Due after one year	7,242,948	7,390,799
Total fixed-rate	17,991,133	14,742,865
Variable-rate
Due in one year or less	57,449	1,008,499
Due after one year	16,425	44,000
Total variable-rate	73,874	1,052,499
Total par value	$18,065,007	$15,795,364

At June 30, 2014 and December 31, 2013, 29 percent and 33 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended June 30, 2014 and 2013, gross advance prepayment fees received from members/borrowers were $7,904,000 and $9,396,000, respectively, of which $78,000 and $95,000, respectively, were deferred. During the six months ended June 30, 2014 and 2013, gross advance prepayment fees received from members/borrowers were $8,624,000 and $10,004,000, respectively, of which $292,000 and $246,000, respectively, were deferred.

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
During the six months ended June 30, 2014 and 2013, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2014 or December 31, 2013.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2014 and December 31, 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2014 and December 31, 2013, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at June 30, 2014 and December 31, 2013 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	June 30, 2014			December 31, 2013
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,121	$2,033	$3,154	$973	$3,390	$4,363
60-89 days delinquent	302	749	1,051	406	712	1,118
90 days or more delinquent	452	108	560	694	253	947
Total past due	1,875	2,890	4,765	2,073	4,355	6,428
Total current loans	36,711	39,016	75,727	41,575	42,747	84,322
Total mortgage loans	$38,586	$41,906	$80,492	$43,648	$47,102	$90,750

Other delinquency statistics:
In process of foreclosure (1)	$280	$3	$283	$426	$21	$447
Serious delinquency rate (2)	1.2%	0.3%	0.7%	1.6%	0.5%	1.0%
Past due 90 days or more and still accruing interest (3)	$—	$108	$108	$—	$253	$253
Nonaccrual loans	$452	$—	$452	$694	$—	$694
Troubled debt restructurings	$163	$—	$163	$143	$—	$143
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At June 30, 2014 and December 31, 2013, the Bank’s other assets included $233,000 and $212,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At June 30, 2014 and December 31, 2013, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $148,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at

June 30, 2014. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$165	$175	$165	$183
Chargeoffs	(17)	—	(17)	(8)
Balance, end of period	$148	$175	$148	$175

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014	December 31, 2013
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$148	$165

Unpaid principal balance
Individually evaluated for impairment	$594	$816
Collectively evaluated for impairment	37,992	42,832
	$38,586	$43,648

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $800 billion and $767 billion at June 30, 2014 and December 31, 2013, respectively. The Bank was the primary obligor on $30.9 billion and $27.6 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2014 and December 31, 2013 (in thousands, at par value).

	June 30, 2014	December 31, 2013
Fixed-rate	$11,634,865	$12,857,160
Variable-rate	4,371,000	6,021,000
Step-up	2,857,500	2,585,000
Step-down	125,000	125,000
Total par value	$18,988,365	$21,588,160

At June 30, 2014 and December 31, 2013, 88 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate; at each of these dates, 1 percent of the Bank’s variable-rate consolidated obligation bonds were either swapped to a different variable-rate index or hedged with interest rate swaps that contain embedded caps that offset interest rate caps embedded in the bonds.
    Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2014 and December 31, 2013, by contractual maturity (dollars in thousands):

	June 30, 2014		December 31, 2013
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,063,790	0.84%	$11,262,745	0.79%
Due after one year through two years	5,992,855	0.60	4,370,840	0.78
Due after two years through three years	2,621,000	0.92	1,280,000	1.96
Due after three years through four years	1,225,000	2.07	425,000	1.03
Due after four years through five years	1,244,500	1.37	1,262,000	2.20
Due after five years	2,841,220	1.98	2,987,575	1.88
Total par value	18,988,365	1.06%	21,588,160	1.09%

Premiums	12,578		34,241
Discounts	(4,150)		(4,650)
Hedging adjustments	(37,887)		(131,039)
Total	$18,958,906		$21,486,712

At June 30, 2014 and December 31, 2013, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2014	December 31, 2013
Non-callable bonds	$11,644,615	$16,780,585
Callable bonds	7,343,750	4,807,575
Total par value	$18,988,365	$21,588,160

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2014 and December 31, 2013, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2014	December 31, 2013
Due in one year or less	$12,362,510	$15,930,320
Due after one year through two years	5,742,855	4,365,840
Due after two years through three years	291,000	715,000
Due after three years through four years	350,000	50,000
Due after four years through five years	137,000	422,000
Due after five years	105,000	105,000
Total par value	$18,988,365	$21,588,160

     Discount Notes. At June 30, 2014 and December 31, 2013, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2014	$11,952,899	$11,954,470	0.08%

December 31, 2013	$5,984,530	$5,985,100	0.09%

None of the Bank's consolidated obligation discount notes were swapped at June 30, 2014 or December 31, 2013.

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$31,864	$29,620
AHP assessment	2,991	4,468
Grants funded, net of recaptured amounts	(5,319)	(3,413)
Balance, end of period	$29,536	$30,675

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2014.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2014 and December 31, 2013 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2014

Assets

Derivatives
Bilateral derivatives	$46,646	$(38,138)	$8,508	$(7,440)	(2)	$1,068
Cleared derivatives	5,624	(5,624)	—	—		—
Total derivatives	52,270	(43,762)	8,508	(7,440)		1,068
Securities purchased under agreements to resell	750,000	—	750,000	(750,000)		—

Total assets	$802,270	$(43,762)	$758,508	$(757,440)		$1,068

Liabilities

Derivatives
Bilateral derivatives	$749,890	$(736,958)	$12,932	$—		$12,932
Cleared derivatives	13,519	(11,877)	1,642	(1,642)	(3)	—

Total liabilities	$763,409	$(748,835)	$14,574	$(1,642)		$12,932

December 31, 2013

Assets

Derivatives
Bilateral derivatives	$80,901	$(67,133)	$13,768	$(4,454)	(4)	$9,314
Cleared derivatives	3,149	(1,008)	2,141	—		2,141

Total assets	$84,050	$(68,141)	$15,909	$(4,454)		$11,455

Liabilities

Derivatives
Bilateral derivatives	$900,725	$(889,734)	$10,991	$—		$10,991
Cleared derivatives	647	(647)	—	—		—

Total liabilities	$901,372	$(890,381)	$10,991	$—		$10,991
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $841,000 of securities pledged by a non-member bilateral counterparty and $6,599,000 of collateral pledged by member counterparties.

(3)
The fair value of the securities pledged by the Bank to secure its cleared derivatives exceeds the net fair value of those derivatives by $11,356,000, which is a result of the initial margin requirements imposed upon the Bank.

(4)	Consists of $1,651,000 of securities pledged by a non-member bilateral counterparty and $2,803,000 of collateral pledged by member counterparties. .

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
     Investments — The Bank has invested in agency and non-agency MBS. The interest rate and prepayment risk associated with these investment securities is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some investment securities with either callable or non-callable consolidated obligations or interest rate exchange agreements, including caps and interest rate swaps.
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank has entered into interest rate cap agreements. These derivatives are treated as economic hedges.
The Bank has also invested in agency and other highly rated debentures. A substantial majority of the Bank's available-for-sale securities are fixed-rate debentures. A small portion of the Bank's available-for-sale securities are fixed-rate MBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014			December 31, 2013
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,271,299	$6,767	$223,295	$4,795,978	$15,874	$234,882
Available-for-sale securities	5,060,454	3,297	490,033	4,924,934	19,739	521,470
Consolidated obligation bonds	12,885,365	24,040	39,983	13,473,160	31,233	138,590
Interest rate caps related to advances	25,000	1	—	25,000	2	—
Total derivatives designated as hedging instruments under ASC 815	23,242,118	34,105	753,311	23,219,072	66,848	894,942
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	25,000	—	218	—	—	—
Basis swaps	1,700,000	6,604	—	3,700,000	9,610	—
Intermediary transactions	542,233	9,067	7,974	117,648	3,461	3,208
Interest rate caps
Held-to-maturity securities	3,350,000	588	—	4,100,000	909	—
Intermediary transactions	80,000	1,906	1,906	110,000	3,222	3,222
Total derivatives not designated as hedging instruments under ASC 815	5,697,233	18,165	10,098	8,027,648	17,202	6,430
Total derivatives before collateral and netting adjustments	$28,939,351	52,270	763,409	$31,246,720	84,050	901,372

Cash collateral and related accrued interest		—	(705,073)		(2,519)	(824,759)
Netting adjustments		(43,762)	(43,762)		(65,622)	(65,622)
Total collateral and netting adjustments(1)		(43,762)	(748,835)		(68,141)	(890,381)
Net derivative balances reported in statements of condition		$8,508	$14,574		$15,909	$10,991
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$143	$1,529	$(263)	$2,249
Interest rate caps	—	2	(2)	—
Total net gain (loss) related to fair value hedge ineffectiveness	143	1,531	(265)	2,249
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	419	933	944	2,266
Interest rate swaps
Advances	(25)	46	(25)	51
Consolidated obligation bonds	—	(240)	—	(615)
Basis swaps	412	687	672	818
Intermediary transactions	53	20	825	11
Interest rate caps
Held-to-maturity securities	(729)	111	(1,183)	96
Total net gain related to derivatives not designated as hedging instruments under ASC 815	130	1,557	1,233	2,627
Net gains on derivatives and hedging activities reported in the statements of income	$273	$3,088	$968	$4,876
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2014 and 2013 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended June 30, 2014
Advances	$(7,651)	$7,306	$(345)	$(26,982)
Available-for-sale securities	(28,049)	28,300	251	(20,318)
Consolidated obligation bonds	43,176	(42,939)	237	29,825
Total	$7,476	$(7,333)	$143	$(17,475)

Three Months Ended June 30, 2013
Advances	$117,583	$(117,213)	$370	$(36,335)
Available-for-sale securities	138,055	(136,047)	2,008	(20,151)
Consolidated obligation bonds	(122,377)	121,530	(847)	31,415
Total	$133,261	$(131,730)	$1,531	$(25,071)

Six Months Ended June 30, 2014
Advances	$(1,724)	$1,329	$(395)	$(53,769)
Available-for-sale securities	(38,225)	38,791	566	(40,701)
Consolidated obligation bonds	92,699	(93,135)	(436)	57,241
Total	$52,750	$(53,015)	$(265)	$(37,229)

Six Months Ended June 30, 2013
Advances	$161,874	$(161,498)	$376	$(75,208)
Available-for-sale securities	166,506	(165,054)	1,452	(40,210)
Consolidated obligation bonds	(150,684)	151,105	421	61,924
Total	$177,696	$(175,447)	$2,249	$(53,494)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. The Bank has transacted a significant majority of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of June 30, 2014, the notional balance of transactions with bilateral counterparties totaled $25 billion). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through a third-party central clearinghouse (as of June 30, 2014, the notional balance of cleared transactions totaled $4 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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

Note 12—Capital
At all times during the six months ended June 30, 2014, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$363,815	$1,911,675	$450,725	$1,782,210
Total capital	$1,346,052	$1,911,675	$1,208,873	$1,782,210
Total capital-to-assets ratio	4.00%	5.68%	4.00%	5.90%
Leverage capital	$1,682,565	$2,867,512	$1,511,091	$2,673,315
Leverage capital-to-assets ratio	5.00%	8.52%	5.00%	8.85%

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
The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 31, 2014, April 30, 2014, and July 31, 2014, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on each of these dates, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. On January 31, 2014, April 30, 2014, and July 31, 2014, the Bank repurchased surplus stock totaling $241,318,000, $128,977,000, and $258,608,000 respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost related to this program for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$5	$6	$9	$12
Interest cost	15	22	30	44
Amortization of prior service cost (credit)	1	(4)	1	(8)
Amortization of net actuarial gain	(24)	(6)	(47)	(12)
Net periodic benefit cost	$(3)	$18	$(7)	$36

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the six months ended June 30, 2014 and 2013, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2014 and December 31, 2013. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of June 30, 2014 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's

OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of June 30, 2014, four vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
As the collateral and netting provisions of the Bank’s arrangements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 10), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates (in the case of bilateral derivatives) and clearinghouse valuations (in the case of cleared derivatives) and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable. For the Bank’s interest rate basis swaps, fair values are obtained from dealers (for each basis swap, one dealer estimate is received); the non-binding fair value estimates as of June 30, 2014 and December 31, 2013 were corroborated using a pricing model and observable market data (i.e., the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
For the Bank’s interest rate caps, fair values are obtained from dealers (for each interest rate cap, one dealer estimate is received). The non-binding fair value estimates as of June 30, 2014 and December 31, 2013 were corroborated using a pricing model and observable market data (i.e., cap volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at June 30, 2014 or December 31, 2013.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2014 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$1,286,757	$1,286,757	$1,286,757	$—		$—		$—
Interest-bearing deposits	257	257	—	257		—		—
Securities purchased under agreements to resell	750,000	750,000	—	750,000		—		—
Federal funds sold	1,489,000	1,489,000	—	1,489,000		—		—
Trading securities (1)	1,008,112	1,008,112	8,545	999,567		—		—
Available-for-sale securities (1)	5,607,002	5,607,002	—	5,607,002		—		—
Held-to-maturity securities	5,083,719	5,139,527	—	4,964,034	(2)	175,493	(3)	—
Advances	18,245,870	18,387,307	—	18,387,307		—		—
Mortgage loans held for portfolio, net	80,791	89,674	—	89,674		—		—
Accrued interest receivable	63,863	63,863	—	63,863		—		—
Derivative assets (1)	8,508	8,508	—	52,270		—		(43,762)

Liabilities:
Deposits	621,123	621,120	—	621,120		—		—
Consolidated obligations
Discount notes	11,952,899	11,952,611	—	11,952,611		—		—
Bonds	18,958,906	18,992,332	—	18,992,332		—		—
Mandatorily redeemable capital stock	3,779	3,779	3,779	—		—		—
Accrued interest payable	42,901	42,901	—	42,901		—		—
Derivative liabilities (1)	14,574	14,574	—	763,409		—		(748,835)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of June 30, 2014.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed RMBS and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$911,081	$911,081	$911,081	$—		$—		$—
Interest-bearing deposits	344	344	—	344		—		—
Federal funds sold	1,468,000	1,468,000	—	1,468,000		—		—
Trading securities (1)	1,007,757	1,007,757	8,252	999,505		—		—
Available-for-sale securities (1)	5,455,693	5,455,693	—	5,455,693		—		—
Held-to-maturity securities	5,198,549	5,258,422	—	5,075,225	(2)	183,197	(3)	—
Advances	15,978,945	16,059,612	—	16,059,612		—		—
Mortgage loans held for portfolio, net	91,110	100,078	—	100,078		—		—
Accrued interest receivable	64,425	64,425	—	64,425		—		—
Derivative assets (1)	15,909	15,909	—	84,050		—		(68,141)

Liabilities:
Deposits	885,667	885,665	—	885,665		—		—
Consolidated obligations
Discount notes	5,984,530	5,984,721	—	5,984,721		—		—
Bonds	21,486,712	21,452,422	—	21,452,422		—		—
Mandatorily redeemable capital stock	3,065	3,065	3,065	—		—		—
Accrued interest payable	47,035	47,035	—	47,035		—		—
Derivative liabilities (1)	10,991	10,991	—	901,372		—		(890,381)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2013.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed RMBS and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At June 30, 2014, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $769 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At June 30, 2014 and December 31, 2013, the Bank had commitments to make additional advances totaling approximately $17,967,000 and $14,951,000, respectively. In addition, outstanding standby letters of credit totaled $3,055,283,000 and $2,964,486,000 at June 30, 2014 and December 31, 2013, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At June 30, 2014, the Bank had commitments to issue $287,500,000 of consolidated obligation bonds, all of which were hedged with interest rate swaps. At December 31, 2013, the Bank had a commitment to issue a $500,000,000 consolidated obligation discount note, which was not hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and a third-party clearinghouse that are subject to collateral exchange arrangements. As of June 30, 2014 and December 31, 2013, the Bank had pledged cash collateral of $705,016,000 and $824,695,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2014, the Bank had pledged securities with a carrying value (and fair value) of $12,998,000 to a party that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition. The Bank had not pledged any securities as collateral at December 31, 2013.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the six months ended June 30, 2014 and 2013, interest income from loans to other FHLBanks totaled $558 and $1,507, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2014 and 2013 (in thousands).

	Six Months Ended June 30,
	2014	2013
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	390,000	475,000
FHLBank of Atlanta	—	200,000
Collections from:
FHLBank of San Francisco	(390,000)	(475,000)
FHLBank of Atlanta	—	(200,000)
Balance at June 30,	$—	$—

During the six months ended June 30, 2014 and 2013, interest expense on borrowings from other FHLBanks totaled $1,486 and $292, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2014 and 2013 (in thousands).

	Six Months Ended June 30,
	2014	2013
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	365,000	150,000
FHLBank of Indianapolis	90,000	—
FHLBank of Chicago	90,000	—
FHLBank of Topeka	40,000	—
FHLBank of Atlanta	20,000	—
Repayments to:
FHLBank of San Francisco	(365,000)	(150,000)
FHLBank of Indianapolis	(90,000)	—
FHLBank of Chicago	(90,000)	—
FHLBank of Topeka	(40,000)	—
FHLBank of Atlanta	(20,000)	—
Balance at June 30,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the six months ended June 30, 2014 or 2013.
Occasionally, the Bank transfers debt to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the six months ended June 30, 2014 or 2013.

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2014
Balance at April 1, 2014	$24,404	$(31,341)	$1,404	$(5,533)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(23)	(23)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	5,096	—	—	5,096
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	1,848	—	1,848
Total other comprehensive income (loss)	5,096	1,848	(23)	6,921
Balance at June 30, 2014	$29,500	$(29,493)	$1,381	$1,388

Three Months Ended June 30, 2013
Balance at April 1, 2013	$45,657	$(39,383)	$444	$6,718
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(10)	(10)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(42,622)	—	—	(42,622)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	2,046	—	2,046
Total other comprehensive income (loss)	(42,622)	2,046	(10)	(40,586)
Balance at June 30, 2013	$3,035	$(37,337)	$434	$(33,868)
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Six Months Ended June 30, 2014
Balance at January 1, 2014	$(868)	$(33,200)	$1,427	$(32,641)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(46)	(46)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	30,368	—	—	30,368
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	3,707	—	3,707
Total other comprehensive income (loss)	30,368	3,707	(46)	34,029
Balance at June 30, 2014	$29,500	$(29,493)	$1,381	$1,388

Six Months Ended June 30, 2013
Balance at January 1, 2013	$22,527	$(41,437)	$665	$(18,245)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(20)	(20)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(19,492)	—	—	(19,492)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	4,100	—	4,100
Prior service cost	—	—	(211)	(211)
Total other comprehensive income (loss)	(19,492)	4,100	(231)	(15,623)
Balance at June 30, 2013	$3,035	$(37,337)	$434	$(33,868)
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of June 30, 2014, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2014 and December 31, 2013.

MEMBERSHIP SUMMARY
	June 30, 2014	December 31, 2013
Commercial banks	665	679
Thrifts	71	71
Credit unions	98	96
Insurance companies	29	26
Community Development Financial Institutions	4	3
Total members	867	875
Housing associates	8	8
Non-member borrowers	10	10
Total	885	893
Community Financial Institutions (“CFIs”) (1)	681	696
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of June 30, 2014 and December 31, 2013 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2014, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2013, 2012 and 2011 of less than $1.108 billion. For 2013, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2012, 2011 and 2010 of less than $1.095 billion.
Financial Market Conditions
Economic growth in the United States slowed during the first quarter of 2014 and then improved during the second quarter. The gross domestic product increased at an annual rate of 4.0 percent during the second quarter of 2014, after decreasing at an annual rate of 2.1 percent during the first quarter of 2014. The nationwide unemployment rate fell from 6.7 percent at both March 31, 2014 and December 31, 2013 to 6.1 percent at June 30, 2014. Housing prices continued to improve in most major metropolitan areas.
Credit market conditions also remained relatively stable during the first six months of 2014. In February 2014, in order to avoid the possible financial market impacts of an ongoing debt ceiling debate, the U.S. Congress passed a suspension of the debt ceiling until March 2015.
During 2013, the Federal Reserve purchased agency mortgage-backed securities ("MBS") at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. During the first six months of 2014, these purchases were reduced in measured steps. At its July 2014 Federal Open Market Committee ("FOMC") meeting, the Federal Reserve announced that it would further reduce its purchases of agency MBS and longer-term U.S. Treasury securities to $10 billion and $15 billion, respectively, in August 2014. The Federal Reserve is also maintaining its existing policy of reinvesting the principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing treasury securities at auction. The Federal Reserve stated that it will closely monitor incoming information on economic and financial developments in coming months. If the incoming information broadly supports the FOMC's expectation of ongoing improvement in labor market conditions and inflation moving back toward its longer-run objective, the FOMC will likely reduce the pace of its purchases of U.S. Treasury securities and agency MBS in further measured steps.
The FOMC maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first six months of 2014. The Federal Reserve stated at its July 2014 FOMC meeting that it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends, especially if projected inflation continues to run below the FOMC’s 2 percent longer-run goal, and provided that longer-term inflation expectations remain well anchored. During the first six months of 2014, the Federal Reserve continued to pay interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. The sustained increase in bank reserves combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range.

One-month and three-month LIBOR rates decreased slightly during the first six months of 2014, with one-month and three-month LIBOR ending the second quarter at 0.16 percent and 0.23 percent, respectively, as compared to 0.17 percent and 0.25 percent, respectively, at the end of 2013. The following table presents information on various market interest rates at June 30, 2014 and December 31, 2013 and various average market interest rates for the three and six-month periods ended June 30, 2014 and 2013.

	Ending Rate		Average Rate		Average Rate
	June 30, 2014	December 31, 2013	Second Quarter 2014	Second Quarter 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.09%	0.07%	0.09%	0.12%	0.08%	0.13%
1-month LIBOR (1)	0.16%	0.17%	0.15%	0.20%	0.15%	0.20%
3-month LIBOR (1)	0.23%	0.25%	0.23%	0.28%	0.23%	0.28%
2-year LIBOR (1)	0.58%	0.49%	0.54%	0.41%	0.52%	0.41%
5-year LIBOR (1)	1.70%	1.79%	1.74%	1.08%	1.71%	1.02%
10-year LIBOR (1)	2.63%	3.09%	2.72%	2.15%	2.79%	2.08%
3-month U.S. Treasury (1)	0.04%	0.07%	0.03%	0.05%	0.04%	0.07%
2-year U.S. Treasury (1)	0.47%	0.38%	0.42%	0.27%	0.40%	0.27%
5-year U.S. Treasury (1)	1.62%	1.75%	1.66%	0.91%	1.63%	0.87%
10-year U.S. Treasury (1)	2.53%	3.04%	2.62%	1.99%	2.69%	1.97%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2014 Summary

•
The Bank ended the second quarter of 2014 with total assets of $33.6 billion compared with $30.2 billion at the end of 2013. The $3.4 billion increase in total assets during the six-month period was attributable to a $2.2 billion increase in advances and a $1.2 billion increase in the Bank's short-term liquidity portfolio.

•
Total advances increased from $16.0 billion at December 31, 2013 to $18.2 billion at June 30, 2014. During the second quarter of 2014, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members.

•
The Bank’s net income for the three and six months ended June 30, 2014 was $14.0 million and $26.9 million, respectively, as compared to $22.1 million and $40.2 million, respectively, during the corresponding periods in 2013.

•
Unrealized losses on the Bank’s holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $10.5 million (6 percent of amortized cost) at June 30, 2014, as compared to $16.1 million (8 percent of amortized cost) at December 31, 2013. Based on its quarter-end analysis of the 28 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. Accordingly, no credit-related other-than-temporary impairment charges were recorded during the three months ended June 30, 2014. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS deteriorates beyond management's current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired in prior periods and/or losses on its other investments in non-agency RMBS.

•
At all times during the first six months of 2014, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $680.4 million at June 30, 2014 from $655.5 million at December 31, 2013. Retained earnings approximated 2 percent of total assets at each of these dates.

•
During the first six months of 2014, the Bank paid dividends totaling $2.0 million; the Bank’s first and second quarter dividends were each paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target range for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

•
While the Bank cannot predict future economic conditions or future levels of advances demand from its members, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate at least equal to or slightly above the upper end of the Federal Reserve's target range for the federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2014		2013
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$18,245,870	$15,340,791	$15,978,945	$16,634,235	$18,354,152
Investments (1)	13,938,090	13,387,482	13,130,343	13,584,875	12,216,642
Mortgage loans	80,939	86,003	91,275	96,438	104,553
Allowance for credit losses on mortgage loans	148	165	165	175	175
Total assets	33,651,300	30,635,363	30,221,824	31,319,824	32,683,353
Consolidated obligations — discount notes	11,952,899	7,798,189	5,984,530	6,513,829	7,569,453
Consolidated obligations — bonds	18,958,906	20,146,668	21,486,712	22,041,996	22,164,449
Total consolidated obligations(2)	30,911,805	27,944,857	27,471,242	28,555,825	29,733,902
Mandatorily redeemable capital stock(3)	3,779	3,961	3,065	30,086	4,229
Capital stock — putable	1,227,513	1,083,879	1,123,675	1,140,171	1,156,781
Unrestricted retained earnings	635,150	624,931	615,620	602,183	579,585
Restricted retained earnings	45,233	42,432	39,850	36,223	30,316
Total retained earnings	680,383	667,363	655,470	638,406	609,901
Accumulated other comprehensive income (loss)	1,388	(5,533)	(32,641)	(37,657)	(33,868)
Total capital	1,909,284	1,745,709	1,746,504	1,740,920	1,732,814
Dividends paid(3)	984	1,019	1,073	1,027	1,039
Income statement (for the quarter)
Net interest income	$31,885	$28,718	$34,183	$42,359	$36,506
Other income	2,830	2,848	4,421	7,559	4,886
Other expense	19,155	17,219	18,451	17,104	16,846
AHP assessment	1,556	1,435	2,016	3,282	2,455
Net income	14,004	12,912	18,137	29,532	22,091
Performance ratios
Net interest margin(4)	0.39%	0.37%	0.43%	0.52%	0.45%
Return on average assets	0.17	0.17	0.23	0.37	0.28
Return on average equity	3.10	3.08	4.25	6.77	5.21
Return on average capital stock (5)	4.93	4.92	6.68	10.29	8.07
Total average equity to average assets	5.53	5.48	5.35	5.40	5.29
Regulatory capital ratio(6)	5.68	5.73	5.90	5.77	5.42
Dividend payout ratio (3)(7)	7.03	7.89	5.92	3.48	4.70
Average effective federal funds rate(8)	0.09%	0.07%	0.09%	0.08%	0.12%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $800 billion, $754 billion, $767 billion, $721 billion, and $705 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $31 billion, $28 billion, $28 billion, $29 billion, and $30 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $4 thousand, $6 thousand, $9 thousand, $4 thousand, and $4 thousand for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.

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

Legislative and Regulatory Developments
Money Market Mutual Fund Reform
On June 19, 2013, the SEC proposed two alternatives for amending the rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. Among other things, the final regulations will:

•
require institutional prime money market funds to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or temporarily suspending redemptions; and

•	include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.
The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank consolidated obligation discount notes will continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” will continue to include FHLBank consolidated obligation discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations, if any, on the demand for FHLBank consolidated obligations is unknown.

Financial Condition
The following table provides selected period-end balances as of June 30, 2014 and December 31, 2013, as well as selected average balances for the six-month period ended June 30, 2014 and the year ended December 31, 2013. As shown in the table, the Bank’s total assets increased by 11.3 percent (or $3.4 billion) between December 31, 2013 and June 30, 2014, due to a $2.2 billion increase in advances and a $1.2 billion increase in the Bank's short-term liquidity holdings. As the Bank’s assets increased, the funding for those assets also increased. During the six months ended June 30, 2014, total consolidated obligations increased by $3.4 billion as consolidated obligation discount notes increased by $5.9 billion and consolidated obligation bonds decreased by $2.5 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2014
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2013
Advances	$18,246	$2,267	14.2%	$15,979
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,250	400	47.1%	850
Securities purchased under agreements to resell	750	750	*	—
Federal funds sold	1,489	21	1.4%	1,468
U.S. Treasury Bills	1,000	—	—%	1,000
Long-term investments
Available-for-sale securities	5,607	151	2.8%	5,456
Held-to-maturity securities	5,084	(115)	(2.2)%	5,199
Mortgage loans, net	81	(10)	(11.0)%	91
Total assets	33,651	3,429	11.3%	30,222
Consolidated obligations — bonds	18,959	(2,528)	(11.8)%	21,487
Consolidated obligations — discount notes	11,953	5,969	99.7%	5,984
Total consolidated obligations	30,912	3,441	12.5%	27,471
Mandatorily redeemable capital stock	4	1	33.3%	3
Capital stock	1,228	104	9.3%	1,124
Retained earnings	680	25	3.8%	655
Average total assets	31,926	(438)	(1.4)%	32,364
Average capital stock	1,102	(8)	(0.7)%	1,110
Average mandatorily redeemable capital stock	4	(1)	(20.0)%	5
_____________________________

* The percentage increase is not meaningful.

(1)	Represents excess cash held by the Bank. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) increased by $2.3 billion during the first six months of 2014, despite the repayment (on May 7, 2014) of $1.0 billion of advances by Comerica Bank, the Bank's largest borrower at December 31, 2013. Comerica Bank had no advances outstanding at June 30, 2014. The increase in the Bank's advances was due to increased demand for loans at member institutions during the second quarter which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members. The following table presents advances outstanding, by type of institution, as of June 30, 2014 and December 31, 2013.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial banks	$13,149	73%	$11,537	73%
Thrifts	2,600	14	2,478	16
Credit unions	1,559	9	1,362	9
Insurance companies	711	4	365	2
Community Development Financial Institutions	2	—	1	—
Total member advances	18,021	100	15,743	100
Housing associates	26	—	29	—
Non-member borrowers	18	—	23	—
Total par value of advances	$18,065	100%	$15,795	100%
Total par value of advances outstanding to CFIs (1)	$6,080	34%	$5,541	35%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of June 30, 2014 and December 31, 2013 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2014, advances outstanding to the Bank’s five largest borrowers totaled $4.3 billion, representing 24.0 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2013 totaled $4.2 billion, representing 26.9 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2014.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2014
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
International Bank of Commerce	$999	5.5%
Iberiabank	909	5.0
ViewPoint Bank, N.A.	877	4.9
Beal Bank USA	795	4.4
PlainsCapital Bank	750	4.2
	$4,330	24.0%

The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2014 and December 31, 2013.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2014		December 31, 2013
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$16,141	89.4%	$12,746	80.7%
Adjustable/variable-rate indexed	74	0.4	1,052	6.7
Amortizing	1,850	10.2	1,997	12.6
Total par value	$18,065	100.0%	$15,795	100.0%
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
Short-Term Liquidity Holdings
At June 30, 2014, the Bank’s short-term liquidity holdings were comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $1.3 billion of non-interest bearing excess cash balances (of which $1.0 billion was held at the Federal Reserve Bank of Dallas), $1.0 billion of U.S. Treasury Bills and $0.8 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the six months ended June 30, 2014 were transacted with domestic bank counterparties on an overnight basis. At December 31, 2013, the Bank’s short-term liquidity holdings were comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $1.0 billion of U.S. Treasury Bills. As of June 30, 2014, the Bank’s overnight federal funds sold consisted of $0.6 billion sold to counterparties rated single-A, $0.7 billion sold to counterparties rated triple-B and $0.2 billion sold to an unrated counterparty. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2014 and December 31, 2013 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
June 30, 2014	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$30	$55	$85	$30
GSE obligations	—	4,978	4,978	—
Other	—	437	437	—
Total debentures	30	5,470	5,500	30

MBS portfolio
U.S. government-guaranteed residential MBS	9	—	9	9
GSE residential MBS	4,890	—	4,890	4,925
GSE commercial MBS	—	137	137	—
Non-agency residential MBS	155	—	155	176
Total MBS	5,054	137	5,191	5,110
Total long-term investments	$5,084	$5,607	$10,691	$5,140

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2013	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$33	$54	$87	$33
GSE obligations	—	4,966	4,966	—
Other	—	436	436	—
Total debentures	33	5,456	5,489	33

MBS portfolio
U.S. government-guaranteed residential MBS	10	—	10	10
GSE residential MBS	4,990	—	4,990	5,032
Non-agency residential MBS	166	—	166	183
Total MBS	5,166	—	5,166	5,225
Total long-term investments	$5,199	$5,456	$10,655	$5,258

As of June 30, 2014, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated Aaa by Moody's and AA+ by S&P; the PEFCO debentures were not rated by Fitch. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table below.
During the six months ended June 30, 2014, the Bank acquired $391.6 million of GSE RMBS, all of which were classified as held-to-maturity. In addition, in June 2014 the Bank acquired $136.5 million of GSE commercial MBS ("CMBS") (based on trade date), all of which were classified as available-for-sale. Prior to these purchases, the Bank had not owned any CMBS since 2010. The Bank did not sell any long-term investments during the six months ended June 30, 2014. During this same six-month period, the proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $515.7 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). At June 30, 2014, the Bank held $5.2 billion (amortized cost) of MBS, which represented 273 percent of its total regulatory capital as of that date. In July 2014, the Bank purchased an additional $591.8 million of GSE CMBS. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
The Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated long-term investments (e.g., the non-MBS debt obligations of other GSEs, subject to certain limits). Subject to applicable regulatory limits, the Bank intends to add such securities to its long-term investment portfolio if attractive opportunities to do so are available.
Gross unrealized losses on the Bank’s RMBS investments decreased from $20.8 million at December 31, 2013 to $17.6 million at June 30, 2014. As of June 30, 2014, $10.5 million of the gross unrealized losses related to the Bank’s holdings of non-agency RMBS.
The Bank evaluates all outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 4 and 5 beginning on pages 9 and 11, respectively, of this report).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2014 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2014. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	3	$8,564	$8,565	$8,565	$8,300	$265
Triple-B	7	32,399	32,399	32,399	30,760	1,639
Double-B	1	3,298	3,298	3,298	3,181	117
Single-B	4	31,786	31,706	30,465	28,849	2,857
Triple-C	12	103,857	95,828	71,059	90,524	5,652
Single-D	1	16,923	13,065	9,582	13,879	—
Total	28	$196,827	$184,861	$155,368	$175,493	$10,530
At June 30, 2014, the Bank’s portfolio of non-agency RMBS was comprised of 9 securities with an aggregate unpaid principal balance of $41 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $156 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2013, the Bank’s portfolio of non-agency RMBS was comprised of 10 securities backed by fixed-rate loans with an aggregate unpaid principal balance of $48 million and 19 securities backed by option ARM loans with an aggregate unpaid principal balance of $163 million. One of the Bank's unimpaired non-agency RMBS was paid in full during the three months ended June 30, 2014. A summary of the Bank’s non-agency RMBS as of December 31, 2013 by classification by the originator at the time of issuance, collateral type and year of securitization is presented in the 2013 10-K; there were no material changes to this information during the six months ended June 30, 2014.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2013 is provided in the 2013 10-K. There were no material changes in these concentrations during the six months ended June 30, 2014.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2014 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of June 30, 2014 is set forth in the table below.
SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at June 30, 2014	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$11,967	19.25%	10.17%	21.51%	0.74%	0.18%	2.31%	32.64%	30.23%	34.94%
Alt-A(1)
2006	16,923	15.63%	15.63%	15.63%	23.44%	23.44%	23.44%	44.31%	44.31%	44.31%
2005	157,581	7.13%	5.88%	14.53%	26.50%	7.99%	41.69%	37.83%	32.29%	44.82%
2004	8,509	7.92%	7.76%	8.06%	23.67%	23.39%	24.00%	33.82%	33.38%	34.35%
2002	1,847	19.29%	19.29%	19.29%	3.80%	3.80%	3.80%	30.70%	30.70%	30.70%
Total Alt-A collateral	184,860	8.07%	5.88%	19.29%	25.87%	3.80%	41.69%	38.16%	30.70%	44.82%
Total non-agency RMBS	$196,827	8.75%	5.88%	21.51%	24.34%	0.18%	41.69%	37.83%	30.23%	44.82%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

During the period from 2009 through 2012, the Bank recorded credit impairments totaling $13.0 million on 14 of its non-agency RMBS. Through June 30, 2014, actual principal shortfalls on these securities have totaled $1.1 million. Based on the cash flow analyses performed as of June 30, 2014, the Bank currently expects to recover in future periods approximately $9.5 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of June 30, 2014 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning April 1, 2014 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of June 30, 2014, none of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with floating rate coupons ($5.1 billion par value at June 30, 2014) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2014, one-month LIBOR was 0.16 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($4.5 billion) was between 6.00 percent and 7.00 percent. As of June 30, 2014, one-month LIBOR rates were 579 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $3.35 billion of interest rate caps with remaining maturities ranging from 1 month to 56 months as of June 30, 2014, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of June 30, 2014.
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
	$3,350
Consolidated Obligations and Deposits
During the six months ended June 30, 2014, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $2.6 billion while its outstanding consolidated obligation discount notes increased by $6.0 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2014 and December 31, 2013.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2014		December 31, 2013
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$7,284	38.4%	$10,770	49.8%
Callable	4,351	22.9	2,087	9.7
Variable-rate	4,371	23.0	6,021	27.9
Callable step-up	2,857	15.0	2,585	12.0
Callable step-down	125	0.7	125	0.6
Total par value	$18,988	100.0%	$21,588	100.0%

The Bank’s intermediate and long-term funding needs remained relatively low during the first six months of 2014 because the growth in total assets was concentrated in shorter term advances and liquid investments. During this period, the Bank issued only $6.8 billion of consolidated obligation bonds, the proceeds of which were generally used to replace a portion of the maturing or called consolidated obligations. In addition, the Bank issued approximately $88.9 billion of consolidated obligation discount notes during the six months ended June 30, 2014, the proceeds of which were used primarily to replace maturing or called consolidated obligation discount notes and bonds and to fund the increase in short-term advances.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 14 basis points during each of the three months ended June 30, 2014, the three months ended March 31, 2014 and the year ended December 31, 2013.
Demand and term deposits were $0.6 billion and $0.9 billion at June 30, 2014 and December 31, 2013, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.23 billion and $1.12 billion at June 30, 2014 and December 31, 2013, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) decreased from $1.11 billion for the year ended December 31, 2013 to $1.10 billion for the six months ended June 30, 2014.
Mandatorily redeemable capital stock outstanding at June 30, 2014 and December 31, 2013 was $3.8 million and $3.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2014 and December 31, 2013, the Bank’s five largest shareholders collectively held $235 million and $203 million, respectively, of capital stock, which represented 19.1 percent and 18.1 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2014.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2014
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$68,868	5.6%
International Bank of Commerce	48,623	4.0
Iberiabank	44,715	3.6
ViewPoint Bank, N.A.	37,368	3.0
Beal Bank USA	35,357	2.9
	$234,931	19.1%
As of June 30, 2014, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
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
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 31, 2014, April 30, 2014 and July 31, 2014, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on those dates, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2013.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2014	2,413,181	$241,318	$—
April 30, 2014	1,289,766	128,977	—
July 31, 2014	2,586,078	258,608	—

At June 30, 2014, the Bank’s excess stock totaled $232.0 million, which represented 0.7% percent of the Bank’s total assets as of that date.
The following table presents outstanding capital stock, by type of institution, as of June 30, 2014 and December 31, 2013.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2014		December 31, 2013
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$861	70%	$794	70%
Thrifts	137	11	135	12
Credit unions	174	14	155	14
Insurance companies	55	5	40	4
Total capital stock classified as capital	1,227	100	1,124	100
Mandatorily redeemable capital stock	4	—	3	—
Total regulatory capital stock	$1,231	100%	$1,127	100%
During the six months ended June 30, 2014, the Bank’s retained earnings increased by $24.9 million, from $655.5 million to $680.4 million. During this same period, the Bank paid dividends on capital stock totaling $2.0 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first and second quarter 2014 dividend rates exceeded the upper end of the Federal Reserve’s target range for the federal funds rate for the quarters ended December 31, 2013 and March 31, 2014, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2013 through December 31, 2013, was paid on March 31, 2014. The second quarter dividend, applied to average capital stock held during the period from January 1, 2014 through March 31, 2014, was paid on June 30, 2014.
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
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2013 10-K. At June 30, 2014, the Bank’s total risk-based capital requirement was $364 million, comprised of credit risk, market risk and operations risk capital requirements of $153 million, $127 million and $84 million, respectively, and its permanent capital was $1.9 billion.

In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2014 or December 31, 2013. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2014, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2014, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.68% and 8.52%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2014 and December 31, 2013, see “Item 1. Financial Statements” (specifically, Note 12 on page 30 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 11 beginning on page 24 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2014 and December 31, 2013.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
June 30, 2014
Advances	$3,792	$1,504	$25	$5,321
Investments	—	5,061	3,350	8,411
Consolidated obligation bonds	—	12,885	—	12,885
Balance sheet	—	—	1,700	1,700
Intermediary positions	—	—	622	622
Total notional balance	$3,792	$19,450	$5,697	$28,939
December 31, 2013
Advances	$3,714	$1,107	$—	$4,821
Investments	—	4,925	4,100	9,025
Consolidated obligation bonds	—	13,473	—	13,473
Balance sheet	—	—	3,700	3,700
Intermediary positions	—	—	228	228
Total notional balance	$3,714	$19,505	$8,028	$31,247

The following table presents the earnings impact of derivatives and hedging activities during the three and six months ended June 30, 2014 and 2013.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Intermediary Transactions	Balance Sheet	Total
Three Months Ended June 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$—	$—	$—	$27
Net interest settlements included in net interest income (2)	(28)	(47)	30	—	—	(45)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	—	1	—	—	1
Net losses on economic hedges	—	(1)	—	—	—	(1)
Total net gains (losses) on derivatives and hedging activities	—	(1)	1	—	—	—
Net impact of derivatives and hedging activities	$(28)	$(21)	$31	$—	$—	$(18)

Three Months Ended June 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$26	$(1)	$—	$—	$25
Net interest settlements included in net interest income (2)	(38)	(47)	33	—	—	(52)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	2	(1)	—	—	1
Net gains (losses) on economic hedges	—	—	(1)	—	1	—
Net interest settlements on economic hedges	—	—	1	—	1	2
Total net gains (losses) on derivatives and hedging activities	—	2	(1)	—	2	3
Net impact of derivatives and hedging activities	$(38)	$(19)	$31	$—	$2	$(24)

Six Months Ended June 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$54	$(1)	$—	$—	$53
Net interest settlements included in net interest income (2)	(56)	(95)	59	—	—	(92)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on economic hedges	—	(1)	—	1	—	—
Net interest settlements on economic hedges	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(1)	—	1	1	1
Net impact of derivatives and hedging activities	$(56)	$(42)	$58	$1	$1	$(38)

Six Months Ended June 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$53	$(2)	$—	$—	$51
Net interest settlements included in net interest income (2)	(78)	(94)	65	—	—	(107)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	2	—	—	—	2
Net gains (losses) on economic hedges	—	—	(1)	—	1	—
Net interest settlements on economic hedges	—	—	1	—	2	3
Total net gains on derivatives and hedging activities	—	2	—	—	3	5
Net impact of derivatives and hedging activities	$(78)	$(39)	$63	$—	$3	$(51)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted a significant majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2014, the notional balance of interest rate exchange agreements transacted with bilateral counterparties totaled $25 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of June 30, 2014, the Bank had cleared trades with notional amounts totaling $4 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2014.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$25.0	$0.1	$—	$—	$0.1
Single-A	1	515.0	0.9	—	(0.8)	0.1
Liability positions with credit exposure
Single-A	2	3,663.2	(35.6)	36.5	—	0.9
Cleared derivatives (3)	—	3,838.0	(7.9)	6.3	13.0	11.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	4	8,041.2	(42.5)	42.8	12.2	12.5
Liability positions without credit exposure (4)	10	20,587.0	(671.4)	662.3	—	—
Total non-member counterparties	14	28,628.2	(713.9)	$705.1	$12.2	$12.5

Member institutions (5)
Asset positions	7	105.0	6.6
Liability positions	4	206.1	(3.8)
Total member institutions	11	311.1	2.8

Total	25	$28,939.3	$(711.1)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of June 30, 2014.

(2)	Includes amounts that had not settled as of June 30, 2014.

(3)	The counterparty to the Bank's cleared derivatives transactions is unrated.

(4)
The figures for the liability positions without credit exposure as of June 30, 2014 included transactions with one counterparty that is affiliated with a member institution and two counterparties that are affiliated with a non-member shareholder of the Bank; transactions with these counterparties had an aggregate notional principal of $7.3 billion as of June 30, 2014.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new (but not yet finalized) regulatory requirements, including minimum margin and capital requirements imposed by regulators on one or both counterparties to the transactions. Any changes to the margin or capital requirements associated with uncleared trades could adversely affect the pricing of certain uncleared derivative transactions entered into by the Bank, thereby increasing the costs of managing the Bank’s interest rate risk. Because the Dodd-Frank Act calls for a number of regulations, orders, determinations and reports to be issued, the impact of this legislation on the Bank’s hedging activities and the costs associated with those activities will become known only after all of the required regulations, orders, determinations, and reports are issued and implemented.

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 109 percent and 113 percent at June 30, 2014 and December 31, 2013, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended June 30, 2014 and 2013 was $14.0 million and $22.1 million, respectively. The Bank’s net income for the three months ended June 30, 2014 represented an annualized return on average capital stock (“ROCS”) of 4.93 percent, which was 484 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 8.07 percent for the three months ended June 30, 2013, which exceeded the average effective federal funds rate for that quarter by 795 basis points. Net income for the six months ended June 30, 2014 and 2013 was $26.9 million and $40.2 million, respectively. The Bank’s net income for the six months ended June 30, 2014 represented an annualized ROCS of 4.93 percent, which was 485 basis points above the average effective federal funds rate for the six-month period. In comparison, the Bank’s ROCS was 7.29 percent percent for the six months ended June 30, 2013, which exceeded the average effective federal funds rate for that period by 716 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended June 30, 2014 and 2013, the Bank’s income before assessments was $15.6 million and $24.5 million, respectively. As discussed in more detail below, the $8.9 million decrease in income before assessments from period to period was attributable to a $4.6 million decrease in net interest income, a $2.0 million decrease in other income, and a $2.3 million increase in other expense.
During the six months ended June 30, 2014 and 2013, the Bank’s income before assessments was $29.9 million and $44.7 million, respectively. As discussed in more detail below, the $14.8 million decrease in income before assessments from period to period was attributable to a $10.7 million decrease in net interest income, a $3.1 million decrease in other income, and a $1.0 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2014 and 2013, the Bank’s net interest income was $31.9 million and $36.5 million, respectively. The Bank’s net interest income was $60.6 million and $71.3 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in net interest income was due in large part to decreases in the Bank's net interest spread for the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.
For the three months ended June 30, 2014 and 2013, the Bank’s net interest margin was 39 basis points and 45 basis points, respectively. The Bank’s net interest margin was 38 basis points and 43 basis points for the six months ended June 30, 2014 and 2013, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 42 basis points and 40 basis points for the three and six months ended June 30, 2013, respectively, to 36 basis points and 35 basis points for the three and six months ended June 30, 2014, respectively, due primarily to lower yields on the Bank's agency CMO portfolio. The lower yields were due to lower discount accretion associated with these securities, which resulted from a decline in prepayments on the CMOs in the 2014 periods, as compared to the corresponding 2013 periods. In addition, a significant portion of the Bank's advances that were funded during the second quarter of 2014 were short-term advances, which have lower yields than the Bank's longer term assets.The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 3 basis points during each of the three- and six- month periods ended June 30, 2014 and 2013.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2014 and 2013.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)
Assets
Interest-bearing deposits (c)	$746	$—	0.09%	$1,114	$1	0.12%
Securities purchased under agreements to resell	1,002	—	0.06%	1,384	—	0.10%
Federal funds sold	1,695	—	0.09%	2,069	—	0.10%
Investments
Trading	955	—	0.05%	8	—	—%
Available-for-sale (d)	5,459	5	0.37%	5,672	6	0.41%
Held-to-maturity (d)	5,196	11	0.80%	4,980	14	1.10%
Advances (e)	18,265	35	0.77%	17,419	39	0.90%
Mortgage loans held for portfolio	83	1	5.71%	109	1	5.63%
Total earning assets	33,401	52	0.63%	32,755	61	0.75%
Cash and due from banks	46			432
Other assets	115			118
Derivatives netting adjustment (c)	(746)			(1,113)
Fair value adjustment on available-for-sale securities (d)	25			37
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(31)			(39)
Total assets	$32,810	52	0.64%	$32,190	61	0.76%
Liabilities and Capital
Interest-bearing deposits (c)	$794	—	0.01%	$1,053	—	0.01%
Consolidated obligations
Bonds	20,738	18	0.36%	22,774	23	0.41%
Discount notes	9,296	2	0.09%	6,489	2	0.09%
Mandatorily redeemable capital stock and other borrowings	15	—	0.18%	9	—	0.26%
Total interest-bearing liabilities	30,843	20	0.27%	30,325	25	0.33%
Other liabilities	898			1,276
Derivatives netting adjustment (c)	(746)			(1,113)
Total liabilities	30,995	20	0.27%	30,488	25	0.33%
Total capital	1,815			1,702
Total liabilities and capital	$32,810		0.25%	$32,190		0.31%
Net interest income		$32			$36
Net interest margin			0.39%			0.45%
Net interest spread			0.36%			0.42%
Impact of non-interest bearing funds			0.03%			0.03%

_____________________________

(a)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $0.4 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(b)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(c)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2014 and 2013 in the table above include $0.7 billion and $1.1 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended June 30, 2014 in the table above includes $0.1 million which is classified as derivative assets/liabilities on the statement of condition. The average balance of interest-bearing deposit liabilities that were classified as derivative assets/liabilities during the three months ended June 30, 2013 was less than $10,000.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2014 and 2013.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)
Assets
Interest-bearing deposits (c)	$781	$—	0.08%	$1,143	$1	0.13%
Securities purchased under agreements to resell	647	—	0.06%	1,918	1	0.11%
Federal funds sold	1,756	1	0.09%	2,158	1	0.11%
Investments
Trading	981	—	0.06%	8	—	—%
Available-for-sale (d)	5,467	10	0.38%	5,694	12	0.41%
Held-to-maturity (d)	5,220	22	0.82%	5,112	28	1.10%
Advances (e)	17,458	67	0.76%	17,485	77	0.88%
Mortgage loans held for portfolio	86	2	5.70%	113	3	5.59%
Total earning assets	32,396	102	0.63%	33,631	123	0.73%
Cash and due from banks	215			291
Other assets	115			118
Derivatives netting adjustment (c)	(781)			(1,143)
Fair value adjustment on available-for-sale securities (d)	13			31
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(32)			(40)
Total assets	$31,926	102	0.64%	$32,888	123	0.75%
Liabilities and Capital
Interest-bearing deposits (c)	$820	—	0.01%	$1,096	—	0.01%
Consolidated obligations
Bonds	20,644	37	0.37%	23,380	48	0.41%
Discount notes	8,548	4	0.09%	6,529	4	0.11%
Mandatorily redeemable capital stock and other borrowings	12	—	0.20%	9	—	0.28%
Total interest-bearing liabilities	30,024	41	0.28%	31,014	52	0.33%
Other liabilities	925			1,318
Derivatives netting adjustment (c)	(781)			(1,143)
Total liabilities	30,168	41	0.28%	31,189	52	0.33%
Total capital	1,758			1,699
Total liabilities and capital	$31,926		0.26%	$32,888		0.32%
Net interest income		$61			$71
Net interest margin			0.38%			0.43%
Net interest spread			0.35%			0.40%
Impact of non-interest bearing funds			0.03%			0.03%

_____________________________

(a)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $0.9 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(b)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(c)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2014 and 2013 in the table above include $0.8 billion and $1.1 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the six months ended June 30, 2014 in the table above includes $0.7 million which is classified as derivative assets/liabilities on the statement of condition. The average balance of interest-bearing deposit liabilities that were classified as derivative assets/liabilities during the six months ended June 30, 2013 was less than $10,000.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2014 and 2013. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2014 vs. 2013			June 30, 2014 vs. 2013
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$(1)	$(1)	$(1)	$—	$(1)
Securities purchased under agreements to resell	—	—	—	(1)	—	(1)
Federal funds sold	—	—	—	(1)	1	—
Investments
Trading	—	—	—	—	—	—
Available-for-sale	—	(1)	(1)	(1)	(1)	(2)
Held-to-maturity	1	(4)	(3)	1	(7)	(6)
Advances	2	(6)	(4)	—	(10)	(10)
Mortgage loans held for portfolio	—	—	—	(1)	—	(1)
Total interest income	3	(12)	(9)	(4)	(17)	(21)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	(2)	(3)	(5)	(6)	(5)	(11)
Discount notes	1	(1)	—	1	(1)	—
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(1)	(4)	(5)	(5)	(6)	(11)
Changes in net interest income	$4	$(8)	$(4)	$1	$(11)	$(10)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2014 and 2013.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$—	$223	$—	$590
Economic hedge derivatives related to other consolidated obligation bonds	13	—	13	—
Stand-alone economic hedge derivatives (basis swaps)	398	750	914	1,714
Member/offsetting swaps	25	8	34	15
Economic hedge derivatives related to advances	(17)	(48)	(17)	(53)
Total net interest income associated with economic hedge derivatives	419	933	944	2,266
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	412	687	672	818
Federal funds floater swaps	—	(240)	—	(615)
Interest rate caps related to held-to-maturity securities	(729)	111	(1,183)	96
Member/offsetting swaps and caps	53	20	825	11
Other economic hedge derivatives (advance swaps)	(25)	46	(25)	51
Total fair value gains (losses) related to economic hedge derivatives	(289)	624	289	361
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(345)	370	(395)	376
Available-for-sale securities and associated hedges	251	2,008	566	1,452
Consolidated obligation bonds and associated hedges	237	(847)	(436)	421
Total fair value hedge ineffectiveness	143	1,531	(265)	2,249
Total net gains on derivatives and hedging activities	273	3,088	968	4,876
Net gains (losses) on unhedged trading securities	350	(104)	559	240
Gains on early extinguishment of debt	402	—	723	—
Service fees	674	764	1,143	1,316
Letter of credit fees	1,191	1,141	2,341	2,305
Other, net	(60)	(3)	(56)	(25)
Total other	2,557	1,798	4,710	3,836
Total other income	$2,830	$4,886	$5,678	$8,712

Economic Hedge Derivatives
The Bank did not have any federal funds floater swaps outstanding during the six months ended June 30, 2014. In the past, the Bank issued a number of consolidated obligation bonds that were indexed to the daily effective federal funds rate. The Bank used federal funds floater swaps to convert its interest payments with respect to these bonds from the daily effective federal funds rate to three-month LIBOR. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps were recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore were a source of volatility in the Bank’s earnings.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. As of June 30, 2014, the Bank was a party to 3 interest rate basis swaps with an aggregate notional amount of $1.7 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap ("OIS") rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. At June 30, 2014, the carrying values of the Bank’s stand-alone interest rate basis swaps totaled $6.4 million, excluding net accrued interest receivable. During the six months ended June 30, 2014, the Bank terminated one interest rate basis swap with a $1.0 billion notional balance. Proceeds from the termination totaled $3.4 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. There were no other terminations of interest rate basis swaps during the six months ended June 30, 2014 or 2013. In addition, one interest rate basis swap with a notional amount of $1.0 billion matured during the three months ended June 30, 2014 and another interest rate basis swap with a notional amount of $1.0 billion matured during the three months ended June 30, 2013.
If the Bank holds its remaining interest rate basis swaps to maturity, the cumulative life-to-date net unrealized gains associated with these instruments aggregating $6.4 million will ultimately reverse in future periods in the form of unrealized losses as the estimated fair values of these instruments decline to zero. The timing of this reversal will depend upon a number of factors including, but not limited to, the then-current and projected level and volatility of short-term interest rates over the lives of the derivatives. Occasionally, in response to changing balance sheet and market conditions, the Bank may terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturity.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of June 30, 2014, 16 interest rate cap agreements having a total notional amount of $3.35 billion. The premiums paid for these caps totaled $29.0 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings.
At June 30, 2014, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.6 million. If the Bank holds these agreements to maturity, the values of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $0.1 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, and $(0.3) million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively.
Other
During the six months ended June 30, 2014, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a variable rate that approximated the cost of the extinguished debt including any associated interest rate exchange agreements. Specifically, the Bank repurchased $21.4 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively. The Bank did not early extinguish any other debt during the six months ended June 30, 2014 or 2013.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $19.2 million and $36.4 million for the three and six months ended June 30, 2014, respectively, compared to $16.8 million and $35.4 million for the corresponding periods in 2013.
Compensation and benefits were $9.9 million and $20.2 million for the three and six months ended June 30, 2014, respectively, compared to $9.1 million and $20.1 million for the corresponding periods in 2013. The increase in compensation and benefits for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was due primarily to period-to-period increases in costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions, as well as hiring incentives and separation expenses. These cost increases were partially offset by a decrease in salaries, which resulted from a decrease in the Bank's average headcount from 194 employees during the six months ended June 30, 2013 to 180 employees during the six months ended June 30, 2014.
Other operating expenses for the three and six months ended June 30, 2014 were $8.1 million and $13.9 million, respectively, compared to $6.7 million and $12.9 million for the corresponding periods in 2013. The increases in both the three- and six-month periods ended June 30, 2014 as compared to the corresponding periods in 2013 were attributable primarily to an increase in legal fees.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2014, respectively, compared to $1.0 million and $2.4 million for the corresponding periods in 2013.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $1.6 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively. The Bank’s AHP assessments totaled $3.0 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2013 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2014.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of June 30, 2014, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended June 30, 2014 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of June 30, 2014. The results of that more stressful analysis are presented on page 51 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2014, the Bank’s short-term liquidity portfolio was comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $1.3 billion of non-interest bearing excess cash balances (of which $1.0 billion was held at the Federal Reserve Bank of Dallas), $1.0 billion of U.S. Treasury Bills and $0.8 billion of overnight reverse repurchase agreements.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2014 or 2013.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2014, the Bank’s estimated operational liquidity requirement was $2.4 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $11.5 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2014, the Bank’s estimated contingent liquidity requirement was $4.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $10.6 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the six months ended June 30, 2014.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2013 is provided in the 2013 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2014.

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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the six months ended June 30, 2014.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2013 through June 2014. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2013	$1.983	$1.756	(11.45)%	$1.993	0.50%	$1.883	(5.04)%	$1.999	0.81%

January 2014	1.749	1.586	(9.32)%	1.792	2.46%	1.683	(3.77)%	1.755	0.34%
February 2014	1.904	1.764	(7.35)%	1.936	1.68%	1.852	(2.73)%	1.899	(0.26)%
March 2014	1.954	1.801	(7.83)%	2.011	2.92%	1.892	(3.17)%	1.965	0.56%

April 2014	1.881	1.739	(7.55)%	1.957	4.04%	1.824	(3.03)%	1.902	1.12%
May 2014	2.019	1.869	(7.43)%	2.106	4.31%	1.961	(2.87)%	2.046	1.34%
June 2014	2.093	1.945	(7.07)%	2.173	3.82%	2.036	(2.72)%	2.115	1.05%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2013 through June 2014.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2013	0.67	(0.41)	0.26	4.25	6.40	8.22	0.00	5.77

January 2014	0.61	(0.48)	0.13	2.73	5.31	7.35	0.91	5.58
February 2014	0.63	(0.56)	0.07	1.47	4.32	6.11	0.60	5.00
March 2014	0.59	(0.48)	0.11	2.23	4.41	6.11	1.01	4.98

April 2014	0.56	(0.46)	0.10	2.25	4.24	6.02	2.62	4.98
May 2014	0.57	(0.49)	0.08	1.77	4.26	5.98	4.24	5.34
June 2014	0.53	(0.47)	0.06	1.55	4.02	5.69	4.07	5.08
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the first six months of 2014.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1
Separation and Release Agreement between Michael Sims and the Federal Home Loan Bank of Dallas entered into effective May 29, 2014 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 29, 2014 and filed with the SEC on June 4, 2014, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2014 and December 31, 2013; (ii) Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Statements of Capital for the Six Months Ended June 30, 2014 and 2013; (v) Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2014	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Separation and Release Agreement between Michael Sims and the Federal Home Loan Bank of Dallas entered into effective May 29, 2014 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 29, 2014 and filed with the SEC on June 4, 2014, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2014 and December 31, 2013; (ii) Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Statements of Capital for the Six Months Ended June 30, 2014 and 2013; (v) Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2014.